Form 10-Q
period 2002-03-28
REGAL ENTERTAINMENT GROUP
filed 2002-06-24
CIK 1168696

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2002

Commission file number: 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (Internal Revenue Service Employer Identification Number)
9110 East Nichols Avenue, Suite 200 Centennial, CO (Address of Principal Executive Offices)	80112 (Zip code)

Registrant's Telephone Number, Including Area Code: 303/792-3600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐    No ☒

Class A Common Stock—45,532,620 shares outstanding at June 21, 2002
Class B Common Stock—84,590,337 shares outstanding at June 21, 2002

TABLE OF CONTENTS

Page No.
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2002	January 3, 2002
	(in thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,566	$68,085
Restricted cash	23,628	28,151
Trade and other receivables, net	15,677	9,547
Inventories	7,028	4,223
Prepaid expenses and other current assets	42,857	19,984
Assets held for sale	7,184	2,774
Deferred income tax asset	980	—

TOTAL CURRENT ASSETS	313,920	132,764
PROPERTY AND EQUIPMENT, NET	1,737,269	552,821
INVESTMENT IN REGAL CINEMAS, INC.	—	292,635
INTANGIBLE ASSETS, NET	157,936	136,243
OTHER NONCURRENT ASSETS	30,738	8,285

TOTAL ASSETS	$2,239,863	$1,122,748

LIABILITIES AND PARENT'S INVESTMENT
CURRENT LIABILITIES
Current maturities of long-term debt	$33,413	$15,589
Accounts payable	120,492	76,391
Accrued expenses	115,118	60,456
Deferred tax liability	571	—
Bankruptcy claims and liabilities	78,817	43,948

TOTAL CURRENT LIABILITIES	348,411	196,384
LONG-TERM DEBT	876,554	420,685
LEASE FINANCING ARRANGEMENTS	97,399	—
CAPITAL LEASE OBLIGATIONS	4,050	2,666
DEFERRED TAX LIABILITY	46,660	3,800
OTHER NONCURRENT LIABILITIES	40,605	32,557

TOTAL LIABILITIES	1,413,679	656,092

MINORITY INTEREST OF SUBSIDIARIES	346,944	36,655
MANDATORY REDEEMABLE PREFERRED STOCK	47,134	47,040
PARENT'S INVESTMENT
Contributed capital	416,646	378,037
Retained earnings	15,460	4,924

TOTAL PARENT'S INVESTMENT	432,106	382,961

TOTAL LIABILITIES AND PARENT'S INVESTMENT	$2,239,863	$1,122,748

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended March 28, 2002	Quarter ended March 29, 2001
	(in thousands of dollars)
REVENUES
Admissions	$286,170	$20,099
Concessions	113,818	8,181
Other operating revenue	14,140	1,152

TOTAL OPERATING REVENUE	414,128	29,432
OPERATING EXPENSES
Film rental and advertising costs	146,833	10,336
Cost of concessions	15,833	926
Other theatre operating expenses	154,885	16,948
General and administrative expenses	15,878	1,563
Merger and restructuring expenses	7,921	—
Depreciation and amortization	27,732	3,475
Gain on disposal and impairment of operating assets	(165)	(136)

TOTAL OPERATING EXPENSES	368,917	33,112

INCOME (LOSS) FROM OPERATIONS	45,211	(3,680)
OTHER INCOME (EXPENSE)
Interest expense	(14,604)	(2,131)
Interest income	178	—
Minority interest in earnings of consolidated subsidiaries	(8,711)	112
Other, net	(411)	(1,101)

TOTAL OTHER EXPENSE, NET	(23,548)	(3,120)
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	21,663	(6,800)
PROVISION FOR INCOME TAXES	12,301	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	9,362	(6,800)
EXTRAORDINARY ITEM
Gain on extinguishment of debt	1,174	—

NET INCOME (LOSS)	$10,536	$(6,800)

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter ended March 28, 2002	Quarter ended March 29, 2001
	(in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,536	$(6,800)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,732	3,475
Extraordinary gain on debt extinguishment	(1,174)	—
Reorganization items	—	—
Minority interests in earnings of consolidated subsidiaries	8,711	(112)
Deferred income taxes	8,147	—
Gain on disposal and impairment of operating assets	(165)	(136)
Changes in operating assets and liabilities:
Trade and other receivables	(3,055)	341
Inventories	496	—
Prepaid expenses and other current assets	(7,072)	(157)
Accounts payable	(7,983)	(1,461)
Accrued expenses and other liabilities	(8,431)	(2,639)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	27,742	(7,489)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,148)	(520)
Proceeds from disposition of assets	1,567	148
Decrease in other long term assets	5,175	—
Decrease in reimbursable construction advances	162	—
Decrease in assets held for sale	840	—
Decrease in restricted cash	4,523	—

NET CASH USED BY INVESTING ACTIVITIES	(2,881)	(372)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long term obligations	—	17,500
Payments on long term obligations	(903)	(6,500)
Decrease in cash overdraft	—	(2,603)
Payment of bankruptcy claims and liabilities	(42,546)	—
Cash of Regal Cinemas at acquisition date	166,705	—
Cash of Regal CineMedia at acquisition date	364	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	123,620	8,397
NET INCREASE IN CASH AND CASH EQUIVALENTS	148,481	536
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,085	7,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216,566	$7,536

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$8,021	$—

Cash paid for interest	$9,647	$8,000

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1    THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company" or "Regal") consists of the controlling equity interests in United Artists Theatre Company and its subsidiaries ("United Artists"), Edwards Theatres, Inc. and its subsidiaries ("Edwards") and Regal Cinemas Corporation and its subsidiaries ("Regal Cinemas") owned by The Anschutz Corporation and its subsidiaries ("Anschutz"). Regal operates the largest theatre circuit in the United States, consisting of 5,829 screens in 553 theatres in 36 states as of March 28, 2002. In February 2002, the Company formed Regal CineMedia Corporation ("Regal CineMedia") to focus on the development of ancillary revenues.    The Company formally operates on a 52 week fiscal year with each quarter consisting of 13 weeks, unless otherwise noted.

        During 2000 and 2001, United Artists, Edwards and Regal Cinemas, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below (the "Applicable Bankruptcy Court"), as well as joint plans of reorganization. The joint plans of reorganization, as amended, for United Artists and Edwards were approved by the Applicable Bankruptcy Court, and were declared effective on March 2, 2001 ("UA Effective Date") for United Artists and September 29, 2001 ("Edwards Effective Date") for Edwards. The Applicable Bankruptcy Court approved Regal Cinemas, Inc.'s joint plan of reorganization in December 2001 and declared it effective on January 29, 2002. Also on that date, Anschutz and the other shareholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc.

        Anschutz acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon each of the entities' emergence from bankruptcy reorganization. Anschutz's contributions of these equity interests to the Company were recorded in the consolidated financial statements of the Company at the combined historical cost basis of Anschutz, which represents Anschutz's net cost to acquire certain debt of United Artists, Edwards and Regal Cinemas, Inc. prior to their filing voluntary petitions for relief under Chapter 11. Anschutz exchanged such debt holdings for controlling equity interests following the emergence from bankruptcy of United Artists, Edwards and Regal Cinemas, Inc. As a result of the acquisition by Anschutz, Regal's fiscal 2001 consolidated results of operations include only the results of operations of United Artists from the UA Effective Date to January 3, 2002, and of Edwards, from the Edwards Effective Date to December 27, 2001 (the Company's fiscal 2001 periods in which Anschutz controlled United Artists and Edwards are referred to as the "Periods Under Common Control"). Accordingly, Regal's consolidated results of operations for the quarter ended March 29, 2001 do not include the results of operations of Edwards or Regal Cinemas, Inc. and only include the results of operations of United Artists for the four weeks ended March 29, 2001.

        While the actual date that Regal Cinemas, Inc. emerged from bankruptcy and Anschutz acquired its controlling equity interest in Regal Cinemas was January 29, 2002, for financial reporting purposes the date is deemed to have occurred on January 24, 2002. As such, the Company's results of operations for the quarter ended March 28, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002). At January 3, 2002, the Company's investment in Regal Cinemas, Inc. was accounted for as a cost investment in the accompanying unaudited condensed consolidated balance sheet. As of March 28, 2002, Regal CineMedia had not generated significant revenues, incurred significant operating expenses or made significant capital expenditures.

        Commencing in 2002, the Company elected to base its quarterly reporting periods on the last Thursday of each calendar quarter and adopted the fiscal year end of Regal Cinemas, Inc. Regal

Cinemas Inc.'s 2001 fiscal year ended on December 27, 2001. As a result of the election to conform the reporting periods, United Artists' results of operations reflected in the accompanying financial statements for the quarter ended March 28, 2002 reflect the twelve weeks of operating results from January 4, 2002 through March 28, 2002. For the period from December 28, 2001 through January 3, 2002 (the date of United Artists' fiscal 2001 year end), United Artists recorded revenue of approximately $17.8 million and net income of approximately $2.5 million.

        On March 5, 2002, Anschutz acquired a controlling equity interest in an insolvent digital video advertising company, Next Generation Network, Inc. ("NGN"), for approximately $2.8 million in an out-of-court restructuring of NGN's indebtedness. Anschutz has funded approximately $7.2 million to NGN through bridge loans and other consideration. As described in Note 4—"Subsequent Events", on April 12, 2002, Anschutz contributed all of its capital stock of NGN, representing approximately 95% of the outstanding capital stock of NGN, and the outstanding principal balances of such bridge loans and other consideration to Regal CineMedia in exchange for 100,000 shares of capital stock of Regal CineMedia.

        On March 8, 2002, the holders of 100% of the capital stock of Regal Cinemas, Edwards and Regal CineMedia entered into an agreement to exchange their stock for shares of stock in Regal. Regal also agreed to exchange its stock for stock representing approximately 90% of United Artists. As described in Note 4—"Subsequent Events", the exchange transaction was consummated on April 12, 2002.

        The Company, without audit, has prepared the condensed consolidated balance sheet as of March 28, 2002, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the quarter ended March 28, 2002 and the quarter ended March 29, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 3, 2002 information is derived from the audited January 3, 2002 consolidated financial statements of the Company included in the Company's prospectus, dated May 8, 2002, filed with the Securities and Exchange Commission in connection with Regal's initial public offering (File No. 333-84096). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements. The results of operations for the quarter ended March 28, 2002 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2    CHAPTER 11 PROCEEDINGS

        Prior to and during the reorganization proceedings of United Artists, Edwards and Regal Cinemas, Inc., Anschutz acquired claims of creditors of United Artists, and Anschutz and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") acquired claims of creditors of Edwards and Regal Cinemas, Inc. that allowed Anschutz to actively negotiate the terms upon which each company would emerge from reorganization.

        The reorganization proceedings of United Artists, Edwards and Regal Cinemas, Inc. had significant effects on the operations and financial condition of each company. United Artists and Regal Cinemas adjusted their assets, liabilities and capital structure to reflect estimated fair values at the time of their emergence from their reorganization proceedings and the acquisition of a controlling equity interest by Anschutz. In addition, in connection with their reorganizations, each of United Artists, Edwards and Regal Cinemas, Inc. were able to selectively close under-performing theatres and negotiate rent reductions and lease termination rights, which improved the financial performance of their asset bases.

  Edwards Reorganization

        On August 23, 2000, Edwards Theatre Circuit, Inc. and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, Edwards filed a plan of reorganization and related disclosure statement, as subsequently amended on July 23, 2001 (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes"). For a discussion of Edwards related bankruptcy claims and other related party transactions, see Note 11—"Related Party Transactions".

        The Edwards Plan also provided that Edwards' senior secured lenders receive a pay-down of $9.5 million of principal and all pre-petition and post-petition accrued and unpaid interest at the applicable non-default rate. In connection with the Edwards Plan, the Edwards Subordinated Notes were issued and the existing secured lenders established a $180.0 million restructured term loan. General unsecured creditors were entitled to receive, at their option, either a cash distribution equal to 90% of the holder's allowed claim or an unsecured seven year note equal to 100% of the allowed claim. The seven year notes provide for semi-annual interest payments, in arrears, beginning on the six-month anniversary of the effective date at a rate of 9% per annum, compounded annually. The notes also require semi-annual principal reduction payments beginning on the six-month anniversary of the Edwards Effective Date.

  United Artists Reorganization

        On September 5, 2000, United Artists and the majority of United Artists' subsidiaries, including United Artists Theatre Circuit, Inc. and the majority of its subsidiaries, all as debtors, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), as well as a joint plan of reorganization. On January 22, 2001, the joint plan of reorganization, as amended (the "UA Plan"), was approved by the Delaware Bankruptcy Court and declared effective by the debtors on March 2, 2001. As a consequence of the UA Plan, on March 2, 2001, United Artists' reorganized capital structure consisted of approximately $252.1 million of debt under a restructured bank credit facility (the "United Artists Term Credit Facility"), $57 million of convertible preferred stock and $39.1 million in common equity. Anschutz converted 100% of its senior debt of United Artists into a combination of convertible preferred stock, common stock and warrants to purchase common stock (at an exercise price of $10.00 per share) which, in aggregate, represented approximately 54% of the fully diluted common equity of United Artists. Other senior lenders under United Artists' pre-petition credit facility received common stock in United Artists representing approximately 29% of the fully diluted common equity and subordinated lenders received warrants to purchase common stock at an exercise price of $10.00 per share, which, in the aggregate, represented approximately 7% of the fully diluted common equity, with the remaining 10% of the fully diluted common equity reserved for management stock options.

        In addition, a pool of $5.0 million in cash and $1.1 million in payment-in-kind notes was established for distribution on a pro rata basis to unsecured creditors. The payment-in-kind notes earn "in-kind" interest at 8% with one-third of the principal payable during March 2005, one-third payable during March 2006 and the remaining one-third, along with all accrued interest, payable during March 2007.

        On the UA Effective Date, United Artists adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). For accounting purposes, the inception date of the reorganized company was deemed to be March 2, 2001. Under fresh-start reporting, the reorganization value of United Artists, which represents the fair value of all of the assets (net of liabilities), was determined through negotiations between the United Artists' management and its pre-petition creditors and was allocated to United Artists' assets based on their relative fair values. Liabilities, other than deferred income taxes, were also stated at their fair values. Deferred income taxes are determined in accordance with SFAS No. 109, Accounting for Income Taxes.

  Regal Cinemas, Inc. Reorganization

        On October 11, 2001, Regal Cinemas, Inc. and its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Tennessee (the "Tennessee Bankruptcy Court") under case numbers 301-11305 through 301-11320, seeking court supervision of the Company's restructuring efforts. Pursuant to the plan of reorganization (the "Regal Plan"), certain holders of its then existing senior credit facilities (including Anschutz and Oaktree's Principal Activities Group) agreed to exchange approximately $725 million of their pre-petition claims for 100% of Regal Cinemas, Inc.'s newly-issued common stock. Other principal terms of the Regal Plan included:

  •
  cash payment in full of principal and accrued and unpaid interest existing under Regal Cinemas, Inc.'s then existing senior credit facility for certain holders;

  •
  cash payment in full of all other secured claims, relating primarily to Regal Cinemas, Inc.'s equipment financing facility;

  •
  satisfaction and retirement of Regal Cinemas, Inc.'s outstanding subordinated debt by a cash payment equal to approximately 20% of the claims amount; and

  •
  distributions to the holders of general unsecured claims of 100% of such holder's allowed claim.

        On December 7, 2001, the Tennessee Bankruptcy Court confirmed the Regal Plan and as a result, Regal Cinemas, Inc. commenced appropriate actions to consummate the Regal Plan and emerged from bankruptcy on January 29, 2002. Also on January 29, 2002, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. The transaction was accomplished by the issuance of 7,500,000 shares of Regal Cinemas common stock in exchange for 100% of the outstanding common stock of Regal Cinemas, Inc. As a result of this exchange, Anschutz and Oaktree's Principal Activities Group, acquired approximately 75% of the Regal Cinemas' common stock issued upon emergence.

        Approximately $1.8 billion of Regal Cinemas, Inc. long-term debt plus approximately $196 million of accrued and unpaid interest was discharged under the terms of the Regal Plan in exchange for total payments of approximately $575.3 million. Regal Cinemas funded these payments through 1) cash on hand, 2) a term loan ($270.0 million) borrowed under new senior credit facilities, and 3) the issuance of new senior subordinated notes ($200.0 million).

        In connection with Regal Cinemas, Inc.'s emergence from bankruptcy and acquisition of a controlling interest by Anschutz, Regal Cinemas, Inc. made certain adjustments in accordance with SOP 90-7 to reflect its emergence from bankruptcy and simultaneously allocated Anschutz's predecessor cost basis to Regal Cinemas, Inc.'s assets and liabilities. The impact of these adjustments resulted in a $511.1 million write-down of Regal Cinemas, Inc.'s assets.

3    INTEGRATIONS

        During the first quarter of 2002, the Company commenced a plan to restructure certain of its operations to facilitate the integration of Regal Cinemas, United Artists and Edwards. The restructuring principally involved the closing of certain Edwards and United Artists corporate facilities and relocation of the theatre management operations of United Artists and Edwards to Regal Cinemas' offices in Knoxville, Tennessee. The restructuring plan was communicated by Company management to Edwards and United Artists corporate employees during January and March 2002. Such restructuring is not expected to result in any theatre closings.

        With respect to the Edwards restructuring plan, the Company terminated 78 corporate employees located in its Edwards Newport Beach, California corporate offices. Of the total Edwards restructuring charge of $3.1 million, approximately $1.1 million related to employee termination benefits and approximately $2.0 million related to other direct exit costs (principally lease termination fees) associated with the closing of Edwards' corporate offices. The United Artists restructuring plan provided for the termination of 102 administrative employees located in the Centennial, Colorado corporate offices along with closure of a film office located in New York City. Total United Artists restructuring charges were $2.1 million, of which approximately $2.0 million related to employee termination benefits and approximately $0.1 million related to direct exit costs for the closure of the New York City film office.

        Such costs have been accrued and are included in "merger and restructuring expenses" in the accompanying unaudited condensed consolidated statement of operations for the quarter ended March 28, 2002. The Company expects to substantially complete the Edwards and United Artists integration during the second quarter of 2002.

4    SUBSEQUENT EVENTS

  The Exchange Transaction

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to Oaktree's Principal Activities Group in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share. The terms of the exchange transaction were set forth in an exchange agreement entered into on March 8, 2002 among Anschutz and several of the minority stockholders of United Artists, Edwards and Regal Cinemas.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. Consequently, Anschutz owns 81.7% of the Company's outstanding Class B common stock, representing 77.5% of the combined voting power of the Company's outstanding common stock and has the ability to direct the election of members of the Company's board of directors and to determine the outcome of other matters submitted to the vote of the Company's stockholders.

        On April 12, 2002, Anschutz contributed all of its capital stock of NGN, representing approximately 95% of the outstanding capital stock of NGN, and the outstanding principal balances of bridge loans and other consideration to Regal CineMedia in exchange for 100,000 shares of capital stock of Regal CineMedia, which was then exchanged for the Company's Class B Common Stock in the exchange transaction described above.

  Edwards Debt and Preferred Stock Redemption

        On April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold in January 2002 $200 million principal amount of 9 3/8% senior subordinated notes due 2012. The proceeds of the notes issued on April 17, 2002, together with cash on hand at Regal Cinemas, Inc., were used to repay approximately $180.7 million of senior bank debt including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes including accrued interest primarily held by Anschutz and Oaktree's Principal Activities Group (see Note 6—"Long-Term Obligations"), and to redeem approximately $75.4 million of preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. In connection with the repayment of the indebtedness and the redemption of the Edwards Subordinated Notes and preferred stock of Edwards, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

  Initial Public Offering

        In May 2002, the Company issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-84096) that was declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc.

        The Company paid underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company estimates additional expenses of approximately $3.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $315.8 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or persons owning ten percent or more of any class of the Company's equity securities or to any other affiliates of the Company.

        The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under the United Artists Term Credit Agreement (see Note 6—"Long-Term Obligations") and intends to use the remaining portion to fund operating costs and capital expenditures of Regal CineMedia and for general corporate purposes. Pending these uses, since the time of receipt of the net proceeds, the Company has invested the remaining net proceeds of this offering in short-term money market and money market equivalent securities.

  Pro Forma Results of Operations

        On a pro forma basis, assuming (i) a full thirteen weeks of post bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Regal Cinemas, Edwards and Regal CineMedia for shares of the Company, (iii) the issuance of $150 million of 9 3/8% senior subordinated notes, (iv) the repayment of Edwards indebtedness and the effects of the Company's initial public offering, revenues and net income would have been $540.3 million and $34.7 million for the quarter ended March 28, 2002 and $470.9 million and $1.1 million for the quarter ended March 29, 2001.

5    BANKRUPTCY RELATED CLAIMS

        Regal Cinemas and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 28, 2002, approximately $78.8 million of remaining claims related to Regal Cinemas' and Edwards' bankruptcy proceedings are recorded in the Company's Unaudited Condensed consolidated balance sheet as Bankruptcy Claims and Liabilities. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on liquidity. The timing of the payment of these claims will depend upon the resolution of these claims.

6    LONG-TERM OBLIGATIONS

        Long-term obligations at March 28, 2002 and January 3, 2002, consist of the following:

	March 28, 2002	January 3, 2002
	(In thousands)
Regal Cinemas Senior Credit Facility	$270,000	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	200,000	—
United Artists Term Credit Facility	240,042	240,649
Edwards Senior Secured Term Loan	180,000	180,000
Edwards Subordinated Notes to Shareholders	10,390	10,325
Lease financing arrangements, 11.5%, maturing in various installments through 2021	99,059	—
Capital lease obligations	4,200	2,666
Other	7,725	5,300
United Artists Revolving Credit Facility	—	—

Total long-term obligations	1,011,416	438,940
Less current maturities	(33,413)	(15,589)

Total long-term obligations, net	$978,003	$423,351

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into a senior credit agreement with several financial institutions including Lehman Brothers Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper Inc. on January 29, 2002. Under the credit agreement, the lenders advanced Regal Cinemas $270.0 million through a senior secured term loan and have made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $100.0 million through a senior secured revolving credit facility. The term loan will amortize at a rate of 5% per annum for the first five years, with the remaining 75% due on January 29, 2008. The revolving credit facility became available on January 29, 2002 and will be available until January 29, 2007. At March 28, 2002, there were no amounts outstanding on the revolving credit facility.

        Borrowings bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin. The applicable margin for loans under the revolving credit facility is subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At March 28, 2002, interest on the senior credit facility was 5.375%.

        Regal Cinemas may prepay borrowings under the credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from the net cash proceeds from asset sales in particular circumstances specified in the credit agreement; up to 50% of excess cash flow; and the net cash proceeds from new debt or equity issuances in particular circumstances specified in the credit agreement.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The credit agreement includes various financial covenants such as consolidated debt to EBITDA ratios and capital expenditure limitations. The credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the credit agreement. The credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions.

        Regal Cinemas Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are guaranteed by most of Regal Cinemas existing subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

        Regal Cinemas has the option to redeem the notes, in whole or in part, at any time on or after February 1, 2007 at redemption prices declining from 104.688% of their principal amount on February 1, 2007 to 100% of their principal amount on or after February 1, 2010, plus accrued interest. At any time on or prior to February 1, 2005, Regal Cinemas may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest, within 90 days of an underwritten public offering of common stock of Regal Cinemas or of a future underwritten public offering of the Company's common stock, the proceeds of which are used as a contribution to the equity of Regal Cinemas. Upon a change of control, as defined in the indenture pursuant to which the notes were issued, Regal Cinemas is required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued interest. In addition, the indenture limits Regal Cinemas' and its subsidiaries' ability to, among other things, incur additional indebtedness and pay dividends on or repurchase capital stock.

        As described in Note 4—"Subsequent Events", on April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold in January 2002 the $200 million principal amount of 9 3/8% senior subordinated notes due 2012.

        United Artists Term Credit Facility—The United Artists Term Credit Facility represents a 72.5% reinstatement of the amounts owed to lenders, other than Anschutz, under the pre-petition credit facility. Borrowers under the term facility include certain United Artists entities and certain of their subsidiaries. The term facility provides for interest to be accrued at varying rates, with interest payable monthly. Principal payments under the term facility are $0.6 million quarterly from June 30, 2001 through December 31, 2003 and $6.3 million payable each quarter during 2004, with the remaining principal balance due on February 2, 2005. Additional principal repayments may also be required as a result of asset sales or the issuance of certain debt or equity securities. The term facility is secured by, among other things, the capital stock of United Artists Theatre Circuit and certain of its subsidiaries. Any such security interests held by the lenders under the term facility are subordinate to the security interests held by the lenders under the $35.0 million United Artists revolving credit facility as described below. The term facility contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness. The interest rate at March 28, 2002 was 5.85%. As described in Note 4—"Subsequent Events", the United Artists Term Credit Facility was repaid in connection with Regal's initial public offering.

        United Artists Revolving Credit Facility—The $35.0 million United Artists Revolving Credit Facility (the "UA Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $1.6 million outstanding at March 28, 2002) repayable in full on August 2, 2004. The commitment may be reduced as the result of issuance of certain debt or equity securities. Borrowers under the UA Revolver include certain United Artists entities and certain of their subsidiaries. The UA Revolver provides for interest to be accrued at varying rates, with interest payable monthly. The UA Revolver is secured by the same collateral as is the term facility described above. The UA Revolver contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness. Such provisions are substantially the same as those within the term facility described above. The interest rate at March 28, 2002 was 4.68%. The UA Revolver was terminated in May 2002.

        Edwards Senior Term Loan and Subordinated Notes—The Edwards senior secured term loan is secured by substantially all assets of Edwards and bears interest at Libor plus a margin, as defined (6.75% at March 28, 2002). Interest is payable monthly and principal payments are due in various amounts ranging from $2.1 million to $9.1 million beginning June 27, 2002 and continuing quarterly through March 31, 2005, with a final principal payment of $126.7 million due on the maturity date of June 30, 2005. Mandatory prepayments are required based on certain events such as receipt of cash proceeds related to dispositions of assets, refinancing of indebtedness or when allowed claims under the Edwards Plan elect or receive the unsecured note option. The senior secured term loan agreement contains various affirmative, restrictive and financial covenants, including various financial ratios and relationships.

        The Edwards Subordinated Notes are payable to Anschutz ($8 million) and Oaktree's Principal Activities Group. The notes bear interest at between 11% and 13% per year, as defined, with principal and interest due on September 29, 2005.

        As described in Note 4—"Subsequent Events," on April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold in January 2002 the $200 million principal amount of 9 3/8% senior subordinated notes due 2012. The proceeds of the notes together with cash on hand at Regal Cinemas, Inc., were used to repay the Edwards term loan the Edwards Subordinated Notes.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction, released in fiscal 1998.

8    INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        No benefit for income taxes was recorded for the quarter ended March 29, 2001 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for 2001 is 0%. The provision for income taxes of $12.3 million for the quarter ended March 28, 2002 reflects an effective tax rate of approximately 56.8%. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying statement of operations for the quarter ended March 28, 2002, the Company's effective tax rate is approximately 40.5%.

9    MANDATORY REDEEMABLE PREFERRED STOCK

        As of March 28, 2002, Edwards had authorized and issued 56,000 shares (44,000 shares to Anschutz and 12,000 shares to Oaktree's Principal Activities Group) of $0.001 par value, mandatory redeemable Series A preferred stock and 15,000 shares of Edwards' mandatory redeemable Series B preferred stock, $0.001 par value, to three other shareholders.

        As described in Note 4—"Subsequent Events" and Note 11—"Related Party Transactions," on April 17, 2002, the Company redeemed approximately $75.4 million of mandatory redeemable Series A and Series B preferred stock of Edwards that was held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family.

10    CONTINGENCIES

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. The Company believes it has adequately provided for the settlement of such claims. Regal Cinemas, Inc., Edwards and United Artists are also presently involved in various legal proceedings arising in the ordinary course of their business operations, including personal injury claims, employment matters and contractual disputes. Upon the filing of the petitions, the Applicable Bankruptcy Court imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against Regal Cinemas, Inc., Edwards and United Artists that were or could have been commenced before the bankruptcy petitions. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

11    RELATED PARTY TRANSACTIONS

Edwards Bankruptcy Claims

        Under the Edwards Plan, Anschutz and Oaktree's Principal Activities Group have agreed to contribute to Edwards $0.90 for each $1.00 of allowed general unsecured claims in excess of $55.0 million, up to $13.5 million. For each $900 contributed, Anschutz and Oaktree's Principal Activities Group will receive $1,044, up to a maximum of $15,663,333, from Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards; and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, another former stockholder of Edwards. Regal will also acquire up to 331,451 shares of its Class A common stock from Edwards Affiliated Holdings, LLC, based on the dollar amount contributed by Anschutz and Oaktree's Principal Activities Group. Anschutz and Oaktree's Principal Activities Group will, in turn, receive the same number of shares from Regal, and will also receive from Ms. Ruoff and Ms. Randolph an aggregate of up to $7,384,469 in cash, in each instance based on the amount contributed and allocated between Anschutz and Oaktree's Principal Activities Group in relation to their respective contributions.

        In addition, Anschutz and Oaktree's Principal Activities Group will contribute to Edwards $0.90 for each $1.00 of allowed general unsecured claims in excess of $70.0 million. In exchange for these contributions, Regal will acquire up to 1,383,461 shares of its Class A common stock from Edwards Affiliated Holdings, LLC based on the amount contributed by Anschutz and Oaktree's Principal

Activities Group. Anschutz and Oaktree's Principal Activities Group will, in turn, receive the same number of shares from Regal, and will also receive from Ms. Ruoff and Ms. Randolph up to an aggregate of $5,935,531 in cash, in each instance based on the amount contributed and allocated between Anschutz and Oaktree's Principal Activities Group in relation to their respective contributions.

Redemption of Edwards' Series A Preferred Stock and Series B Preferred Stock

        In connection with the formation of Regal, Edwards issued 135,000 shares of its Class A common stock to the holders of Edwards' Series A preferred stock and 115,000 shares of its Class B common stock to the holders of Edwards' Series B preferred stock in consideration for the elimination of voting rights on such preferred stock.

        On April 17, 2002, Regal Cinemas used a portion of the proceeds from the 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated Holdings, LLC, an entity controlled by Edwards' former stockholder and director, W. James Edwards, III, and Mr. Edwards' sisters received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

Payment of Edwards' Subordinated Notes

        On April 17, 2002, Regal Cinemas used a portion of the proceeds from the 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem from Anschutz approximately $9.6 million and from Oaktree's Principal Activities Group approximately $2.4 million owed on the Edwards Subordinated Notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

Guaranties of Certain Edwards' Lease Obligations

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Fresno LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under Edwards' December 27, 1999 lease with Starwood Wasserman Fresno LLC. The lease relates to property located in Fresno, California on which Edwards operates a theatre. Pursuant to the Guaranty, if Edwards defaults under the lease, whether by failing to pay rent when due, failing to use the premises as a motion picture theatre facility, failing to maintain the premises or otherwise, Starwood Wasserman Fresno LLC may proceed immediately against Anschutz or Edwards, or both, or may enforce against Anschutz or Edwards, or both, any rights it has under the lease or pursuant to applicable laws. Anschutz and Regal intend to have the Guaranty terminated and replaced by a new guaranty from Regal, substantially in the form of the Guaranty, for the benefit of Starwood Wasserman Fresno LLC.

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Ontario LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under Edwards' July 16, 1999 lease with Starwood Wasserman Ontario LLC. The lease relates to property located in Ontario, California on which Edwards operates a theatre. Pursuant to the Guaranty, if Edwards defaults under the lease, whether by failing to pay rent when due, failing to use the premises as a motion picture theatre facility, failing to maintain the premises or otherwise, Starwood Wasserman Ontario LLC may proceed immediately against Anschutz or Edwards, or both, or may enforce against Anschutz or Edwards, or both, any rights it has under the lease or pursuant to applicable laws. Anschutz and Regal intend to have the Guaranty terminated and replaced by a new guaranty from Regal, substantially in the form of the Guaranty, for the benefit of Starwood Wasserman Ontario LLC.

Bridge Facility

        During December 2001, Regal Cinemas, Inc. entered into a bridge facility with Anschutz and an affiliate of Oaktree's Principal Activities Group. Under the terms of the bridge facility, Regal Cinemas, Inc. paid commitment fees during January 2002 of $1.6 million to Anschutz and $400,000 to an affiliate of Oaktree's Principal Activities Group, which in the aggregate was 1% of the total amount of available commitments under the bridge facility. This bridge facility was not drawn and terminated upon Regal Cinemas, Inc.'s emergence from bankruptcy.

Other Transactions

        During the first quarter of 2002, as members of the class of holders of Regal Cinemas, Inc.'s former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of Regal Cinemas Inc.'s subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from Regal and GSCP received cash payments from Regal Cinemas, Inc. of approximately $50,000 in respect of certain documented expenses incurred in connection with Regal Cinemas' restructuring. In addition, Regal paid GSCP $1.0 million for restructuring services.

12    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

        SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the Company's fourth quarter and is to be applied retroactively. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed below and under the heading "Risk Factors" contained in our final prospectus dated May 8, 2002 related to our initial public offering. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following analysis of the financial condition and results of operations of Regal Entertainment Group ("Regal" or the "Company") should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein.

  Overview

        We are the largest domestic motion picture exhibitor with 5,829 screens in 553 theatres in 36 states as of March 28, 2002. We primarily conduct our operations through our wholly owned subsidiaries, Regal Cinemas, Edwards and Regal CineMedia, and our approximately 90% owned subsidiary United Artists.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon United Artists' emergence from bankruptcy reorganization on March 2, 2001 and Edwards' emergence from bankruptcy reorganization on September 29, 2001. On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when Regal Cinemas, Inc. and its subsidiaries emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's financial statements for the quarter ended March 29, 2001 reflect only the results of United Artists from March 2, 2001. The Company's results of operations for the period ended March 28, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24,

2002). As of March 28, 2002, Regal CineMedia had not generated significant revenue, incurred significant operating expenses or made significant capital expenditures.

        The Company believes its historical results are not indicative of its current operations, and, as a result, has not provided an in-depth comparison of the quarter ended March 28, 2002 results versus those for the quarter ended March 29, 2001 because (i) its historical results do not include a full thirteen weeks of operating results for Regal Cinemas or United Artists for the quarter ended March 28, 2002, (ii) its historical results do not reflect the results of operations for Regal Cinemas or Edwards for the quarter ended March 29, 2001 and these results are significant to the Company, and (iii) our capital structure has changed significantly subsequent to the Company's quarter ended March 29, 2001. Therefore, the Company does not believe an in-depth period-to-period comparison of these results would be useful in understanding its current operations.

  Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity:

  •
  The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors. Actual film costs and film costs payable could differ materially from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis.

  •
  We applied the provisions of reorganization and purchase accounting when recording the acquisitions of controlling equity interests by Anschutz and the emergence from bankruptcy of the theatre companies. These accounting principles require that we estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates.

  Basis of Reporting

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, and rebates from concession vendors. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs.

  Results of Operations for the Quarters Ended March 28, 2002 and March 29, 2001

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters ended March 28, 2002 and March 29, 2001.

	Quarter Ended March 28, 2002	Quarter Ended March 29, 2001
Revenues:
Admissions	69.1%	68.3%
Concessions	27.5	27.8
Other operating revenues	3.4	3.9

Total operating revenues	100.0	100.0
Direct theatre costs:
Film rental and advertising costs(1)	51.3	51.4
Cost of concessions(2)	13.9	11.3
Other theatre operating expenses(3)	37.4	57.6
General and administrative expenses(3)	3.8	5.3

Sub-total(3)	80.5	101.2
Depreciation and amortization(3)	6.7	11.8
Merger and restructuring expenses(3)	1.9	—
Gain on disposal and impairment of operating assets(3)	—	—

Total operating expenses	89.1	113.0

Operating income (loss)	10.9%	(12.5)%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        Total revenues, operating income (loss) and net income (loss) for the quarter ended March 28, 2002 were $414.1 million, $45.2 million and $10.5 million compared to $29.4 million, ($3.7 million), and ($6.8 million) for the quarter ended March 29, 2001. As described in "Overview" above, the Company's historical results of operations for March 29, 2001 do not reflect the results of operations for Regal Cinemas and Edwards whereas the historical results of operations for March 28, 2002 reflect a full thirteen weeks of operations for Edwards, twelve weeks of operations for United Artists and nine weeks of operations for Regal Cinemas. As such, the Company does not believe an in-depth comparison of these results would be useful in understanding its current operations.

EBITDA

        EBITDA (earnings before depreciation and amortization expense, merger and restructuring expenses, and gain on disposal and impairment of operating assets) was approximately $80.7 million, or 19.5% of total revenues, for the quarter ended March 28, 2002 and was $(0.3) million, or (1.2%) of total revenues, for the quarter ended March 29, 2001.

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $27.7 million compared to a use of approximately $7.5 million in 2001. The primary difference was attributable to differences in net income (loss), non cash items and changes in working capital items. Capital expenditures were $15.1 million in 2002 compared to $0.5 million in 2001. This difference is primarily due to the inclusion of Edwards, Regal Cinemas and twelve weeks of United Artists in 2002. In addition, Regal Cinemas, Inc. had $166.7 million of cash on the date Anschutz acquired a controlling equity interest therein.

  Liquidity and Capital Resources

        The Company primarily conducts its operations through its subsidiaries: Regal Cinemas, United Artists, Edwards and Regal CineMedia. The Company was formed in the first quarter of 2002 and expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity will be cash from its operating subsidiaries and proceeds from the Company's May 2002 initial public offering. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, capital and debt service. The principal sources of liquidity for the Company's theatre subsidiaries will be cash generated from their operations, cash on hand and the revolving credit facilities provided for under the Regal Cinemas senior credit facilities.

        The Company's revenues are generally collected in cash through admissions and concessions revenues. The Company's operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. The Company's revenues are primarily cash transactions from admissions and concessions. The Company's current liabilities, however, generally include items that will become due within twelve months and, as a result, at any given time, the Company's balance sheet is likely to reflect a working capital deficit.

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres and upgrading the Company's theatre facilities. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company anticipates that capital expenditures related to its theatre circuit will be approximately $80.0 million in 2002. The Company has commitments to build two new theatres in 2002 and one new theatre in 2003 representing an aggregate of 44 screens, and, in 2002, expects to add 15 screens to existing theatres. In addition to capital expenditures associated with its theatre operations, the Company expects to have capital expenditures of approximately $35.0 million in connection with Regal CineMedia during 2002, almost entirely in the second half of the year. The Company anticipates a significant portion of these capital expenditures to be made in connection with the purchase of digital equipment to provide advertising and promotional services. During the quarter ended March 28, 2002, the Company invested $15.1 million in capital expenditures.

        As the Company builds its digital network and attempts to grow its ancillary revenues, the Company expects Regal CineMedia to generate an operating loss in 2002. The Company's primary sources of liquidity to fund these losses and capital expenditures will be cash on hand, cash from United Artists and cash from the May 2002 initial public offering.

        As of March 28, 2002, Regal Cinemas had $100 million available under its undrawn senior revolving credit facility, $270 million outstanding under its senior secured term loan and $200 million of 9 3/8% senior subordinated notes due 2012. In April 2002, Regal Cinemas issued a letter of credit for $15 million thereby reducing the availability under its senior revolving credit facility. On April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold in January 2002 $200 million principal amount of 9 3/8% senior subordinated notes due 2012. The proceeds from the notes issued on

April 17, 2002, together with cash on hand at Regal Cinemas, Inc., was used to repay approximately $180.7 million of senior bank debt including accrual interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes including accrual interest primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.4 million of preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family.

        In May 2002, the Company issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-84096) that was declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc.

        The Company paid to the underwriters underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company estimates additional expenses of approximately $3.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $315.9 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or persons owning ten percent or more of any class of equity securities or to any other affiliates.

        The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit agreement (see Note 6—"Long-Term Obligations") and intends to use the remaining portion to fund operating costs and capital expenditures of Regal CineMedia and for general corporate purposes. Pending these uses, since the time of receipt of the net proceeds, the Company has invested the remaining net proceeds of this offering in short-term money market and money market equivalent securities.

        The amounts that the Company will actually expend for capital expenditures, working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that the Company generates from operations. As a result, the Company will retain broad discretion over the allocation of net proceeds of the offering. The Company may also use a portion of the net proceeds for the acquisition of businesses, products and technologies.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of March 28, 2002, after giving pro forma effect the April 17, 2002 notes offering, May 2002 initial public offering and the related use of proceeds therefrom (see Note 4—"Subsequent Events"), the

Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in thousands):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$620,000	$13,500	$27,000	$27,000	$552,500
Capital lease obligations	4,200	158	331	453	3,258
Lease financing arrangements	99,059	1,613	3,909	5,514	88,023
Operating leases	3,538,454	225,467	450,803	440,405	2,421,779
General unsecured creditors	78,817	78,817	—	—	—
Other long term obligations	7,725	961	1,938	2,692	2,134

Total contractual cash obligations	$4,348,255	$320,516	$483,981	$476,064	$3,067,694

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$100,000	—	—	—	$100,000

Total commercial commitments	$100,000	—	—	—	$100,000

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations, availability under its revolving credit facilities and proceeds from the May 2002 initial public offering will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

        The following is a description of material indebtedness of the Company as of March 28, 2002 after giving effect to the events which occurred in April and May 2002, described above and in Note 4—"Subsequent Events":

  Regal Cinemas Senior Credit Facility

        Regal Cinemas entered into a senior credit agreement with several financial institutions including Lehman Brothers Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper Inc. on January 29, 2002. Under the credit agreement, the lenders advanced Regal Cinemas $270.0 million through a senior secured term loan and have made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $100.0 million through a senior secured revolving credit facility. The term loan will amortize at a rate of 5% per annum for the first five years, with the remaining 75% due on January 29, 2008. The revolving credit facility became available on January 29, 2002 and will be available until January 29, 2007.

        Borrowings bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin. The applicable margin for loans under the revolving credit facility is subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. Regal Cinemas must also pay customary administration fees, expenses and commitment fees on the unused portion of the revolving credit facility and provide indemnities for liabilities arising in particular circumstances.

        Regal Cinemas may prepay borrowings under the credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from:

  •
  the net cash proceeds from asset sales in particular circumstances specified in the credit agreement;

  •
  up to 50% of its excess cash flow; and

  •
  the net cash proceeds from new debt or equity issuances in particular circumstances specified in the credit agreement.

        The mandatory prepayment of the obligations under the credit agreement is subject to specified exceptions. The lenders under the term loan facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA (as defined in the credit agreement) to exceed the ratio of (a) 3.75 to 1 for the first through third fiscal quarters in 2002, (b) 3.50 to 1 for the fourth fiscal quarter in 2002 through the third fiscal quarter in 2004 and (c) 3.25 to 1 for the fourth fiscal quarter in 2004 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated EBITDA plus consolidated rent expense to interest plus rent expense to be less than 1.50 to 1 for any period of four consecutive fiscal quarters;

  •
  its ratio of consolidated senior debt to consolidated EBITDA to exceed the ratio of (a) 2.65 to 1 for the first through the third fiscal quarters in 2002, (b) 2.40 to 1 for the fourth fiscal quarter 2002 through the third fiscal quarter in 2003, (c) 2.15 to 1 from the fourth fiscal quarter in 2003 through the third fiscal quarter in 2004, (d) 2.00 to 1 from the fourth fiscal quarter in 2004 through the third fiscal quarter in 2005, (e) 1.75 to 1 from the fourth fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated adjusted debt to consolidated EBITDA plus consolidated rent expense to exceed the ratio of (a) 5.75 to 1 for the first fiscal quarter in 2002 through the third fiscal quarter in 2002, (b) 5.50 to 1 for the fourth fiscal quarter in 2002 through the third fiscal quarter in 2004 and (c) 5.25 to 1 for the fourth fiscal quarter in 2004 through the fourth fiscal quarter in 2007 and thereafter; and

  •
  its capital expenditures as a percentage of the prior year's EBITDA to exceed 25% for fiscal 2002 and up to 35% for each year thereafter.

        The credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the credit agreement. The credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances to the Company or its other subsidiaries and otherwise to engage in intercompany transactions. These limitations will restrict its ability to fund operations outside of Regal Cinemas with funds generated at Regal Cinemas.

  Regal Cinemas Senior Subordinated Notes

        On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Subsequently, on April 17, 2002, Regal Cinemas issued an additional $150.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012 with identical terms. The January notes were initially purchased by Credit Suisse First Boston Corporation and Lehman Brothers Inc., and the April notes were initially purchased by Credit Suisse First Boston Corporation. In each instance, the notes were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Rule 903 or Rule 904, respectively, under the Securities Act of 1933. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are guaranteed by most of Regal Cinemas' existing subsidiaries, and, under the circumstances specified in the indenture, future subsidiaries will also be required to guarantee the notes. The notes are unsecured and rank behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

        Regal Cinemas has the option to redeem the notes, in whole or in part, at any time on or after February 1, 2007 at redemption prices declining from 104.688% of their principal amount on February 1, 2007 to 100% of their principal amount on or after February 1, 2010, plus accrued interest. At any time on or prior to February 1, 2005, Regal Cinemas may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest, within 90 days of an underwritten public offering of common stock of Regal Cinemas or of a future underwritten public offering of the Company's common stock, the proceeds of which are used as a contribution to the equity of Regal Cinemas. Upon a change of control, as defined in the indenture pursuant to which the notes were issued, Regal Cinemas is required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued interest. In addition, the indenture limits Regal Cinemas' and its subsidiaries' ability to, among other things, incur additional indebtedness and pay dividends on or repurchase capital stock.

        In May 2002, Regal Cinemas filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9 3/8% senior subordinated notes offerings. The registration statement will allow the eligible holders of the notes to exchange their notes for notes registered under the Securities Act of 1933. Regal Cinemas will not receive any proceeds from the transaction.

  Regal Cinemas, Inc. Leveraged Sale and Leaseback

        During 2000, Regal Cinemas, Inc. entered into a sale and leaseback transaction with an unaffiliated third party, involving 15 of its owned theatres. Under the terms of this transaction, Regal Cinemas, Inc. sold the land and related improvements of the theatres for $45.2 million and leased them back for an initial lease term of 20 years, with an option to extend it for up to 20 additional years. Regal Cinemas accounts for these leases as operating leases.

  Regal Cinemas Lease Financing Arrangements

        For some of the Company's new theatre sites built in fiscal years 1999, 2000 and 2001, the Company was considered the owner (for accounting purposes) of the theatre during the construction period. In accordance with Emerging Issues Task Force No. 97-10, the Company was required to record the balance sheet obligations when the construction of the theatre was completed resulting in payments being recorded as interest expense and principal reduction rather than rent expense. These leases typically run for a period of 20 years.

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit ("UATC") entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, allow the owner trustee to sell those properties and pay down the underlying debt and reduce the amount of rent paid by UATC on the lease. Approximately $97.4 million in principal amount of pass-through certificates are outstanding as of March 28, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires United Artists to comply with various covenants, including, limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and dividends.

        On November 8, 1996, United Artists entered into a sale and leaseback transaction, pursuant to which United Artists sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides United Artists an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by United Artists to be economically obsolete and are no longer in operation.

        In December 1997, United Artists entered into a sale and leaseback transaction, pursuant to which United Artists sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to United Artists during 1999 for reimbursement of some construction costs associated with the two theatres. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, United Artists entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by United Artists during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

  Edwards Leveraged Sale and Leaseback

        During 2000, Edwards entered into two sale leaseback transactions whereby Edwards sold two of its properties and leased them back from an unaffiliated third party. The sale resulted in a $3.9 million gain that was deferred and is being amortized over the life of the leaseback. As part of these transactions, an additional location was sold with a portion of the building being leased back for corporate use. The related leases are being accounted for as operating leases.

        During 1999, Edwards entered into four sale and leaseback transactions whereby Edwards sold four theatres and leased them back from an unaffiliated third party. The sale of three of these theatres resulted in a $1.2 million gain that was deferred and is being amortized over the life of the lease. The sale of the remaining theatre resulted in a $0.3 million loss which was recognized in 1999. The related leases are being accounted for as operating leases.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 28, 2002, Regal Cinemas had accrued approximately $46.9 million and Edwards had accrued approximately $31.9 million for the estimated costs to resolve their respective bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on liquidity. To the extent the Regal Cinemas claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims. See also Note 2—"Chapter 11 Proceedings" and Note 11—"Related Party Transactions."

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

        SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the Company's fourth quarter and is to be applied retroactively. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

  Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

  Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Item 3.
QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. Certain of the Company's credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of March 28, 2002, the Company had borrowings subject to variable interest rates of $690.0 million under its credit facilities. A one-half percent rise in the interest rate on its variable rate indebtedness held at March 28, 2002 would have increased reported interest expense by approximately $862,500 for the quarter ended March 28, 2002.

PART II—OTHER INFORMATION

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 8, 2002, the Company's Registration Statement on Form S-1 (File No. 333-84096) under the Securities Act of 1933, relating to the Company's initial public offering of shares of its Class A common stock, was declared effective, and the Company's Registration Statement on Form S-1 (File No. 333-87870) filed under Rule 462(b) under the Securities Act of 1933 was declared effective. Under these registration statements, the Company registered and sold a total of 18.0 million shares of Class A common stock. The offering commenced on May 9, 2002 and terminated after all 18.0 million shares were sold. All of the offered shares were sold at $19.00 per share, for an aggregate offering price of $342.0 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc.

        Pursuant to the terms of the underwriting agreement described in the registration statements, the underwriters were entitled to elect to sell up to 2.7 million additional shares of the Company's Class A common stock, all of which were to be sold through the syndicate by the selling stockholders described in the registration statements. All 2.7 million shares were sold at a price of $19.00 per share for an aggregate offering price of $51.3 million. Together with the 18.0 million shares of Class A common stock sold by the Company, a total of 20.7 million shares were sold at $19.00 per share for an aggregate offering price of $393.3 million.

        The Company paid underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company estimates additional expenses of approximately $3.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses totaling approximately $26.2 million, were approximately $367.1 million, of which the Company received approximately $315.8 million and the selling stockholders received approximately $51.3 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or persons owning ten percent or more of any class of the Company's equity securities or to any other affiliates of the Company.

        The Company used a portion of its net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit agreement (see Note 6—"Long-Term Obligations") and intends to use the remaining portion to fund operating costs and capital expenditures of Regal CineMedia and for general corporate purposes. Pending these uses and since the time of receipt of the net proceeds, the Company has invested the remaining net proceeds from the offering in short-term money market and money market equivalent securities.

        The amounts that the Company will actually expend for capital expenditures, working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that the Company generates from operations. As a result, the Company will retain broad discretion over the allocation of its net proceeds of the offering. The Company may also use a portion of its net proceeds for the acquisition of businesses, products and technologies.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2
Amended and Restated Bylaws of Registrant (filed as Exhibit 3.4 to Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Commission File No. 333-84096) filed on May 6, 2002 and incorporated herein by reference)

        (b)  Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: June 24, 2002	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer
/s/ AMY MILES Amy Miles Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2
Amended and Restated Bylaws of Registrant (filed as Exhibit 3.4 to Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Commission File No. 333-84096) filed on May 6, 2002 and incorporated herein by reference)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS REGAL ENTERTAINMENT GROUP (NOTE 1) UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
REGAL ENTERTAINMENT GROUP (NOTE 1) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
REGAL ENTERTAINMENT GROUP (NOTE 1) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
REGAL ENTERTAINMENT GROUP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX