Form 10-Q
period 2002-06-27
REGAL ENTERTAINMENT GROUP
filed 2002-08-12
CIK 1168696

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2002

Commission file number: 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

9110 East Nichols Avenue, Suite 200 Centennial, CO	80112
(Address of Principal Executive Offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: 303/792-3600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Class A Common Stock—45,669,305 shares outstanding at August 9, 2002
Class B Common Stock—85,287,957 shares outstanding at August 9, 2002

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2002	January 3, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$274.3	$68.1
Restricted cash	21.0	28.2
Trade and other receivables, net	13.2	9.5
Inventories	7.9	4.2
Prepaid expenses and other current assets	31.9	20.0
Assets held for sale	7.2	2.8
Deferred income tax asset	1.0	—

TOTAL CURRENT ASSETS	356.5	132.8
PROPERTY AND EQUIPMENT:
Land	144.0	60.0
Buildings, leasehold improvements and equipment	1,670.0	525.6
Construction in progress	4.9	—

	1,818.9	585.6
Accumulated depreciation and amortization	(95.0)	(32.8)

Total property and equipment, net	1,723.9	552.8

INVESTMENT IN REGAL CINEMAS, INC.	—	292.6
INTANGIBLE ASSETS	260.1	136.2
OTHER NONCURRENT ASSETS	35.8	8.3

TOTAL ASSETS	$2,376.3	$1,122.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$16.2	$15.6
Accounts payable	127.3	76.4
Accrued expenses	131.3	60.5
Deferred tax liability	8.6	—
Bankruptcy claims and liabilities	48.1	43.9

TOTAL CURRENT LIABILITIES	331.5	196.4

LONG-TERM DEBT	609.8	420.6
LEASE FINANCING ARRANGEMENTS	97.0	—
CAPITAL LEASE OBLIGATIONS	4.0	2.7
DEFERRED TAX LIABILITY	64.8	3.8
OTHER NONCURRENT LIABILITIES	43.3	32.6

TOTAL LIABILITIES	1,150.4	656.1

MINORITY INTEREST	14.1	36.7
MANDATORY REDEEMABLE PREFERRED STOCK	—	47.0
STOCKHOLDERS' EQUITY
Contributed capital	—	378.0
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 45,532,041 and 0 shares issued and outstanding at June 27 and January 3, 2002, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,287,957 and 0 shares issued and outstanding at June 27 and January 3, 2002, respectively	0.1	—
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid in capital	1,185.6	—
Retained earnings	26.1	4.9

TOTAL STOCKHOLDERS' EQUITY	1,211.8	382.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,376.3	$1,122.7

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 27, 2002	Quarter Ended June 28, 2001	Two Quarters Ended June 27, 2002	Two Quarters Ended June 28, 2001
	(in millions, except share data)
REVENUES
Admissions	$409.6	$87.0	$695.8	$107.1
Concessions	172.2	36.3	286.0	44.5
Other operating revenue	25.5	5.2	40.5	6.3

TOTAL OPERATING REVENUE	607.3	128.5	1,022.3	157.9
OPERATING EXPENSES
Film rental and advertising costs	232.3	47.1	379.1	57.4
Cost of concessions	25.0	4.1	41.7	5.0
Other theatre operating expenses	196.8	56.2	351.7	73.2
General and administrative expenses	17.8	4.7	33.7	6.3
Merger and restructuring expenses	5.2	0.2	13.1	0.2
Depreciation and amortization	35.3	10.6	63.0	14.3
Loss (gain) on disposal and impairment of operating assets	0.4	(0.2)	0.2	(0.3)

TOTAL OPERATING EXPENSES	512.8	122.7	882.5	156.1

INCOME FROM OPERATIONS	94.5	5.8	139.8	1.8
OTHER INCOME (EXPENSE)
Interest expense, net	(17.4)	(6.0)	(31.8)	(8.1)
Minority interest in earnings of consolidated subsidiaries	(3.5)	(0.1)	(12.2)	(0.1)
Other, net	0.3	(0.9)	(0.1)	(1.8)

TOTAL OTHER EXPENSE, NET	(20.6)	(7.0)	(44.1)	(10.0)

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	73.9	(1.2)	95.7	(8.2)
PROVISION FOR INCOME TAXES	32.5	—	44.8	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	41.4	(1.2)	50.9	(8.2)
EXTRAORDINARY ITEM
Loss on extinguishment of debt	2.7	—	1.5	—

NET INCOME (LOSS)	$38.7	$(1.2)	$49.4	$(8.2)

LOSS ON REDEMPTION OF PREFERRED STOCK	28.2	—	28.2	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$10.5	(1.2)	21.2	(8.2)

EARNINGS (LOSS) PER SHARE:
Basic	$0.09	$(0.07)	$0.25	$(0.72)
Diluted	$0.09	$(0.07)	$0.24	$(0.72)
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	115,974	17,440	84,277	11,403
Diluted	121,456	17,440	88,025	11,403

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended June 27, 2002	Two Quarters Ended June 28, 2001
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49.4	$(8.2)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63.0	14.3
Amortization of deferred stock compensation	0.8	—
Extraordinary loss on debt extinguishment	1.5	—
Minority interests in earnings of consolidated subsidiaries	12.2	0.1
Deferred income taxes	34.3	—
Loss (gain) on disposal and impairment of operating assets	0.2	(0.3)
Changes in operating assets and liabilities:
Trade and other receivables	(0.6)	(1.2)
Inventories	(0.4)	—
Prepaid expenses and other current assets	2.7	5.4
Accounts payable	(1.1)	3.4
Accrued expenses and other liabilities	9.9	(2.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	171.9	11.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30.7)	(3.3)
Proceeds from disposition of assets	3.7	1.3
Decrease in other long term assets	5.2	0.4
Decrease in reimbursable construction advances	0.2	—
Decrease in assets held for sale	0.8	—
Decrease in restricted cash	7.1	—

NET CASH USED IN INVESTING ACTIVITIES	(13.7)	(1.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash used to redeem Edwards preferred stock	(75.3)	—
Cash used to redeem Edwards senior subordinated notes	(11.3)	—
Cash used to payoff Edwards term loan	(180.0)	—
Cash used to payoff United Artists term credit facility	(240.0)	—
Net proceeds from senior subordinated notes offering	155.3	—
Net proceeds from initial public offering	315.4	—
Proceeds from stock option exercises	0.5	—
Payment of debt acquisition costs	(5.3)	—
Payments on long term obligations	(3.4)	(4.9)
Payments on other long term obligations	(1.7)	—
Decrease in cash overdraft	—	(4.3)
Payment of bankruptcy claims and liabilities	(73.3)	—
Cash of Regal Cinemas at acquisition date	166.7	—
Cash of Regal CineMedia at acquisition date	0.4	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48.0	(9.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	206.2	0.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68.1	7.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274.3	$7.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9.6	$—

Cash paid for interest	$17.7	$6.3

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	$361.9	$—

Exchange of minority shares in Edwards for Regal Entertainment Group	$44.4	$—

Contribution of additional shares purchased from minority interests	$80.0	$—

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company" or "Regal") is the parent company of Regal Cinemas Corporation and its subsidiaries, which include Regal Cinemas, Inc. and Edwards Theatres, Inc. ("Edwards") (collectively "Regal Cinemas"), United Artists Theatre Company and its subsidiaries ("United Artists") and Regal CineMedia Corporation and its subsidiaries ("Regal CineMedia"). Regal operates the largest theatre circuit in the United States, consisting of 5,788 screens in 548 theatres in 36 states as of June 27, 2002. Regal CineMedia focuses on the development of ancillary revenues.    The Company formally operates on a 52 week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53 week fiscal year.

        During 2000 and 2001, United Artists Theatre Company and a majority of its subsidiaries (the "United Artists Bankrupt Entities"), Edwards and Regal Cinemas, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below (the "Applicable Bankruptcy Court"), as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and Edwards were approved by the Applicable Bankruptcy Court, and were declared effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for Edwards. The Applicable Bankruptcy Court approved Regal Cinemas, Inc.'s joint plan of reorganization in December 2001 and declared it effective on January 29, 2002. Also on that date, the Anschutz Corporation and its subsidiaries ("Anschutz") and the other shareholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc.

        Anschutz acquired controlling equity interests in United Artists (including the United Artists Bankrupt Entities), Edwards and Regal Cinemas, Inc. upon each of the entities' emergence from bankruptcy reorganization. Anschutz's contributions of these equity interests to the Company were recorded in the consolidated financial statements of the Company at the combined historical cost basis of Anschutz, which represents Anschutz's net cost to acquire certain debt of the United Artists Bankrupt Entities, Edwards and Regal Cinemas, Inc. prior to their filing voluntary petitions for relief under Chapter 11. Anschutz exchanged such debt holdings for controlling equity interests following the emergence from bankruptcy of the United Artists Bankrupt Entities, Edwards and Regal Cinemas, Inc. As a result of the acquisition by Anschutz, Regal's fiscal 2001 consolidated results of operations include only the results of operations of United Artists from the UA Effective Date to January 3, 2002, and of Edwards, from the Edwards Effective Date to December 27, 2001. Accordingly, Regal's unaudited condensed consolidated statements of operations for the quarter and two quarters ended June 28, 2001 do not include the results of operations of Edwards or Regal Cinemas, Inc. and only include the results of operations of United Artists from the UA Effective date.

        While the actual date that Regal Cinemas, Inc. emerged from bankruptcy and Anschutz acquired its controlling equity interest in Regal Cinemas was January 29, 2002, for financial reporting purposes the date is deemed to have occurred on January 24, 2002. As such, the Company's fiscal 2002 results of operations include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002). At January 3, 2002, the Company's investment in Regal Cinemas, Inc. was accounted for as a cost investment in the accompanying unaudited condensed consolidated balance sheet.

        Commencing in 2002, the Company elected to adopt the fiscal year end of Regal Cinemas, Inc. Regal Cinemas Inc.'s 2001 fiscal year ended on December 27, 2001. As a result of the election to conform the reporting periods, United Artists' results of operations reflected in the accompanying financial statements reflect operating results from January 4, 2002. For the period from December 28, 2001 through January 3, 2002 (the date of United Artists' fiscal 2001 year end), United Artists recorded revenue of approximately $17.8 million and net income of approximately $2.5 million.

        On March 5, 2002, Anschutz acquired a controlling equity interest in an insolvent digital video advertising company, Next Generation Network, Inc. ("NGN"), for approximately $2.8 million in an out-of-court restructuring of NGN's indebtedness. Anschutz funded approximately $7.2 million to NGN through bridge loans and other consideration. As described below, on April 12, 2002, Anschutz contributed all of its capital stock of NGN, representing approximately 95% of the outstanding capital stock of NGN, and the outstanding principal balances of such bridge loans and other consideration to Regal CineMedia in exchange for 100,000 shares of capital stock of Regal CineMedia.

        On March 8, 2002, the holders of 100% of the capital stock of Regal Cinemas, Edwards and Regal CineMedia entered into an agreement to exchange their stock for shares of stock in Regal. Regal also agreed to exchange its stock for stock representing approximately 90% of United Artists.

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz purchased an additional 697,620 shares of Class B common stock in May 2002. As a result, Anschutz owns 81.8% of Regal's outstanding Class B common stock, representing approximately 77.5% of the combined voting power of Regal's outstanding common stock and has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders.

        Also, on April 12, 2002, Anschutz contributed all of its capital stock of NGN, representing approximately 95% of the outstanding capital stock of NGN, and the outstanding principal balances of such bridge loans and other consideration to Regal CineMedia in exchange for 100,000 shares of capital stock of Regal CineMedia, which was then exchanged for the Company's Class B Common Stock in the exchange transaction described above.

        On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards from Regal Entertainment Holdings, Inc. ("REH"), a wholly owned subsidiary of the Company, for an aggregate purchase price of approximately $272.5 million. As a result of Regal Cinemas, Inc. being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to Regal Cinemas, Inc. by REH, at the historical cost basis of Edwards. In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012, under the indenture pursuant to which Regal Cinemas sold in January 2002, $200 million principal amount of 9 3/8% senior subordinated notes due 2012. The proceeds of the notes issued on April 17, 2002, together with cash on hand at Regal Cinemas, Inc., were used to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.4 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying unaudited condensed consolidated statement of operations for the quarter ended June 27, 2002. In addition, the Company recorded an extraordinary loss of approximately $1.3 million as a result of the early redemption of the Edwards Subordinated Notes. In connection with the repayment of the indebtedness and the redemption of the Edwards Subordinated Notes and redeemable preferred stock of Edwards, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

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

        The Company paid underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company has incurred additional expenses of approximately $3.5 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $315.4 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or persons owning ten percent or more of any class of the Company's equity securities or to any other affiliates of the Company.

        The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under the United Artists Term Credit Facility (as defined below) and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. The Company intends to use the remaining portion to fund operating costs and capital expenditures of Regal CineMedia and for general corporate purposes. Pending these uses, since the time of receipt of the net proceeds, the Company has invested the remaining net proceeds of this offering in short-term money market and money market equivalent securities.

        The Company, without audit, has prepared the condensed consolidated balance sheet as of June 27, 2002, the condensed consolidated statements of operations for the quarter and two quarters ended June 27, 2002 and June 28, 2001 and the condensed consolidated statements of cash flows for the two quarters ended June 27, 2002 and June 28, 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an Annual Report have been condensed or omitted for this Quarterly Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 3, 2002 information is derived from the audited January 3, 2002 consolidated financial statements of the Company included in the Company's prospectus, dated May 8, 2002, filed with the Securities and Exchange Commission in connection with Regal's initial public offering (File No. 333-84096). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements. The results of operations for the quarter and two quarters ended June 27, 2002 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2 CHAPTER 11 PROCEEDINGS

        Prior to and during the reorganization proceedings of United Artists, Edwards and Regal Cinemas, Inc., Anschutz acquired claims of creditors of United Artists, and Anschutz Oaktree's Principal Activities Group acquired claims of creditors of Edwards and Regal Cinemas, Inc. that allowed Anschutz to actively negotiate the terms upon which each company would emerge from reorganization.

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

  Edwards Reorganization

        On August 23, 2000, Edwards Theatre Circuit, Inc. and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, Edwards filed a plan of reorganization and related disclosure statement, as subsequently amended on July 23, 2001 (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes"). For a discussion of Edwards related bankruptcy claims and other related party transactions, see Note 10—"Related Party Transactions".

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

  United Artists Reorganization

        On September 5, 2000, United Artists Theatre Company and the majority of its subsidiaries, including United Artists Theatre Circuit, Inc. and the majority of its subsidiaries, all as debtors, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), as well as a joint plan of reorganization. On January 22, 2001, the joint plan of reorganization, as amended (the "UA Plan"), was approved by the Delaware Bankruptcy Court and declared effective by the debtors on March 2, 2001. As a consequence of the UA Plan, on March 2, 2001, United Artists' reorganized capital structure consisted of approximately $252.1 million of debt under a restructured bank credit facility (the "United Artists Term Credit Facility"), $57 million of convertible preferred stock and $39.1 million in common equity. Anschutz converted 100% of its senior debt of United Artists into a combination of convertible preferred stock, common stock and warrants to purchase common stock (at an exercise price of $10.00 per share) which, in aggregate, represented approximately 54% of the fully diluted common equity of United Artists. Other senior lenders under United Artists' pre-petition credit facility received common stock in United Artists representing approximately 29% of the fully diluted common equity and subordinated lenders received warrants to purchase common stock at an exercise price of $10.00 per share, which, in the aggregate, represented approximately 7% of the fully diluted common equity, with the remaining 10% of the fully diluted common equity reserved for management stock options.

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

        On December 7, 2001, the Tennessee Bankruptcy Court confirmed the Regal Plan and as a result, Regal Cinemas, Inc. commenced appropriate actions to consummate the Regal Plan and emerged from bankruptcy on January 29, 2002. Also on January 29, 2002, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. The transaction was accomplished by the issuance of 7,500,000 shares of Regal Cinemas common stock in exchange for 100% of the outstanding common stock of Regal Cinemas, Inc. As a result of this exchange, Anschutz and Oaktree's Principal Activities Group acquired approximately 75% of the Regal Cinemas' common stock issued upon emergence.

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

3 INTEGRATIONS

        During the first quarter of 2002, the Company commenced a plan to restructure certain of its operations to facilitate the integration of Regal Cinemas, United Artists and Edwards. The restructuring principally involved the closing of certain Edwards and United Artists corporate facilities and relocation of the theatre management operations of United Artists and Edwards to Regal Cinemas' offices in Knoxville, Tennessee. The restructuring plan was communicated by Company management to Edwards and United Artists corporate employees during the first quarter of 2002. Such restructuring did not result in any theatre closings.

        With respect to the Edwards restructuring plan, the Company terminated 78 corporate employees located in its Edwards Newport Beach, California corporate offices. Of the total Edwards restructuring charge of $3.1 million for the two quarters ended June 27, 2002, approximately $1.1 million related to employee termination benefits and approximately $2.0 million related to other direct exit costs (principally lease termination fees) associated with the closing of Edwards' corporate offices. The United Artists restructuring plan provided for the termination of 102 administrative employees located in the Centennial, Colorado corporate offices along with closure of a film office located in New York City. Total United Artists restructuring charges were $2.1 million for the two quarters ended June 27, 2002, of which approximately $2.0 million related to employee termination benefits and approximately $0.1 million related to direct exit costs for the closure of the New York City film office.

        Such costs are included in "Merger and restructuring expenses" in the accompanying unaudited condensed consolidated statements of operations for the quarter and two quarters ended June 27, 2002. As of June 27, 2002, the Company has paid approximately $1.2 million and $1.8 million of Edwards and United Artists restructuring expenses, respectively. The Company substantially completed the Edwards and United Artists integration during the second quarter of 2002.

4 PRO FORMA RESULTS OF OPERATONS

        On a pro forma basis, assuming (i) a full two quarters of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Edwards, Regal Cinemas, and Regal CineMedia for shares of the Company, (iii) the issuance of $150 million of 9 3/8% senior subordinated notes, (iv) the repayment of Edwards indebtedness and the effects of the Company's initial public offering, total revenues and net income would have been $607.3 million and $46.5 million and $1,148.5 million and $81.2 million for the quarter and two quarters ended June 27, 2002, respectively and $487.2 million and $6.3 million and $959.1 million and $7.7 million for the quarter and two quarters ended June 28, 2001, resepectively.

5 BANKRUPTCY RELATED CLAIMS

        Regal Cinemas and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 27, 2002, approximately $48.1 million of remaining claims related to Regal Cinemas' and Edwards' bankruptcy proceedings are recorded in the Company's unaudited condensed consolidated balance sheet as "Bankruptcy Claims and Liabilities". In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's financial position, results of operations or cash flows. The timing of the payment of these claims will depend upon the resolution of these claims.

6 LONG-TERM OBLIGATIONS

        Long-term obligations at June 27, 2002 and January 3, 2002, consist of the following:

	June 27, 2002	January 3, 2002
	(In millions)
Regal Cinemas Senior Credit Facility	$266.6	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	—
United Artists Term Credit Facility	—	240.6
Edwards Senior Secured Term Loan	—	180.0
Edwards Subordinated Notes to Shareholders	—	10.3
Lease financing arrangements, 11.5%, maturing in various installments through 2021	98.7	—
Capital lease obligations	4.1	2.7
Other	7.6	5.3
United Artists Revolving Credit Facility	—	—

Total long-term obligations	727.0	438.9
Less current maturities	(16.2)	(15.6)

Total long-term obligations, net	$710.8	$423.3

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into a senior credit agreement with several financial institutions including Lehman Brothers Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper Inc. on January 29, 2002. Under the credit agreement, the lenders advanced Regal Cinemas $270.0 million through a senior secured term loan and have made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $100.0 million through a senior secured revolving credit facility. The term loan will amortize at a rate of 5% per annum for the first five years, with the remaining 75% due on January 29, 2008. The revolving credit facility became available on January 29, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15 million related to the general unsecured claims as of June 27, 2002, which thereby reduces the availability under its senior revolving credit facility. At June 27, 2002, there were no amounts outstanding on the revolving credit facility.

        Borrowings bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin. The applicable margin for loans under the revolving credit facility is subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At June 27, 2002, interest on the senior credit facility was 5.5%.

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

        Regal Cinemas has negotiated an amendment to its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million, to decrease the amount of the senior secured term loan from $270 million to $225 million, to reduce the rate of interest on the senior secured term loan, to eliminate mandatory prepayment requirements in connection with equity offerings and from excess cash flow and to amend certain covenants. Regal Cinemas expects to close on this amended and restated senior credit agreement in mid-August, 2002.

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

        On April 17, 2002, Regal Cinemas sold an additional $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold in January 2002 the $200 million principal amount of 9 3/8% senior subordinated notes due 2012.

        United Artists Term Credit Facility—As described in Note 1—"The Company and Basis of Presentation," the United Artists Term Credit Facility was repaid in connection with Regal's May 2002 initial public offering. The Company recorded an extraordinary loss of approximately $1.4 million as a result of the early redemption of the United Artists Term Credit Facility.

        United Artists Revolving Credit Facility—The $35.0 million United Artists Revolving Credit Facility (the "UA Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $1.6 million outstanding at June 27, 2002) repayable in full on August 2, 2004. The commitment may be reduced as the result of issuance of certain debt or equity securities. Borrowers under the UA Revolver include certain United Artists entities and certain of their subsidiaries. The UA Revolver provides for interest to be accrued at varying rates, with interest payable monthly. The UA Revolver is secured by, among other things, the capital stock of United Artists Theatre Circuit and certain of its subsidiaries. The UA Revolver contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.

        Edwards Senior Term Loan and Subordinated Notes—As described above, on April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012. The proceeds of the notes together with cash on hand at Regal Cinemas, Inc., were used to repay the Edwards term loan and Subordinated Notes. The Company recorded an extraordinary loss of approximately $1.3 million as a result of the early redemption of the Edwards Subordinated Notes.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction, released in fiscal 1998.

7 INCOME TAXES

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

        No benefit for income taxes was recorded for the quarter ended June 28, 2001 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for 2001 is 0%. The provision for income taxes of $32.5 million for the quarter June 27, 2002 reflects an effective tax rate of approximately 44.0%. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying statement of operations for the quarter ended June 27, 2002, the Company's effective tax rate is approximately 42.0%.

8 MANDATORY REDEEMABLE PREFERRED STOCK

        Prior to April 17, 2002, Edwards had authorized and issued 56,000 shares (44,000 shares to Anschutz and 12,000 shares to Oaktree's Principal Activities Group) of $0.001 par value, mandatory redeemable Series A preferred stock and 15,000 shares of Edwards' mandatory redeemable Series B preferred stock, $0.001 par value, to three other shareholders.

        As described in Note 1—"The Company and Basis of Presentation" and Note 10—"Related Party Transactions," on April 17, 2002, the Company redeemed approximately $75.4 million or 100% of the mandatory redeemable Series A and Series B preferred stock of Edwards that was held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying unaudited condensed consolidated statement of operations for the quarter ended June 27, 2002.

9 CONTINGENCIES

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. Regal Cinemas, Inc., Edwards and United Artists are also presently involved in various legal proceedings arising in the ordinary course of their business operations, including personal injury claims, employment matters and contractual disputes. Upon the filing of the petitions, the Applicable Bankruptcy Court imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against Regal Cinemas, Inc., Edwards and United Artists that were or could have been commenced before the bankruptcy petitions. The Company is also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment matters and other contractual disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

10 RELATED PARTY TRANSACTIONS

Edwards Bankruptcy Claims

        Under the Edwards Plan, Anschutz and Oaktree's Principal Activities Group have agreed to contribute to Edwards $0.90 for each $1.00 of allowed general unsecured claims in excess of $55.0 million, up to $13.5 million. For each $900 contributed, Anschutz and Oaktree's Principal Activities Group will receive $1,044, up to a maximum of $15,663,333, from Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards, and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, another former stockholder of Edwards. Regal will also acquire up to 331,451 shares of its Class A common stock from Edwards Affiliated Holdings, LLC, based on the dollar amount contributed by Anschutz and Oaktree's Principal Activities Group. Anschutz and Oaktree's Principal Activities Group will, in turn, receive the same number of shares from Regal, and will also receive from Ms. Ruoff and Ms. Randolph an aggregate of up to $7,384,469 in cash, in each instance based on the amount contributed and allocated between Anschutz and Oaktree's Principal Activities Group in relation to their respective contributions.

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

        On April 17, 2002, Regal Cinemas used a portion of the proceeds from the 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated Holdings, LLC, Ms. Ruoff and Ms. Randolph received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

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

Other Transactions

        During the two quarters ended June 27, 2002, as members of the class of holders of Regal Cinemas, Inc.'s former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of Regal Cinemas Inc.'s subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from Regal and GSCP received cash payments from Regal Cinemas, Inc. of approximately $50,000 in respect of certain documented expenses incurred in connection with Regal Cinemas' restructuring. In addition, Regal paid GSCP $1.0 million for restructuring services.

        During the second quarter of 2002, Regal CineMedia incurred approximately $13,000 of expenses payable to certain Anschutz affiliates for reimbursement of documented travel and marketing expenses. Additionally, Regal CineMedia has recorded a $178,000 receivable from certain Anschutz and Oaktree affiliates related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

11 EARNINGS PER SHARE

        Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and warrants. The components of basic and diluted earnings per share are as follows (in millions, except share data):

	Quarter Ended		Two Quarters Ended
	June 27, 2002	June 28, 2001	June 27, 2002	June 28, 2001
Net income (loss)	$38.7	$(1.2)	$49.4	$(8.2)
Less:
Loss on redemption of preferred stock	(28.2)	—	(28.2)	—

Net income (loss) available to common stockholders	$10.5	$(1.2)	$21.2	$(8.2)
Weighted average shares outstanding (thousands):
Basic:	115,974	17,440	84,277	11,403
Add common stock equivalents	5,482	—	3,748	—

Diluted:	121,456	17,440	88,025	11,403
Earnings (loss) per share
Basic:	$0.09	$(0.07)	$0.25	$(0.72)
Diluted:	$0.09	$(0.07)	$0.24	$(0.72)

        Common stock equivalents consist of principally stock options, stock purchase warrants and preferred stock. Stock options to purchase 1,529,565 and 1,000,010 shares of common stock for the quarter and two quarters ended June 28, 2001, respectively were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144,

"Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $3.0 million and $4.0 million for the quarter and two quarters ended June 28, 2001. The Company's initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed below and under the heading "Risk Factors" contained in our final prospectus dated May 8, 2002 related to our initial public offering. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein.

  Overview

        We are the largest domestic motion picture exhibitor with 5,788 screens in 548 theatres in 36 states as of June 27, 2002. We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, Edwards and Regal CineMedia, and our approximately 90% owned subsidiary, United Artists.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon United Artists' emergence from bankruptcy reorganization on March 2, 2001 and Edwards' emergence from bankruptcy reorganization on September 29, 2001. On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when Regal Cinemas, Inc. and its subsidiaries emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues and became our wholly owned subsidiary on April 12, 2002. On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards and as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's financial statements for the quarter and two quarters ended June 28, 2001 reflect only the results of operations of United Artists from the UA Effective Date. The Company's results of operations for the two quarters ended June 27, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002).

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

  Basis of Reporting

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, vendor marketing programs and on screen advertisements and rental of theatres for business meetings and other events by RegalCinemedia. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs.

  Results of Operations for the Quarters and Two Quarters Ended June 27, 2002 and June 28, 2001

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters and two quarters ended June 27, 2002 and June 28, 2001.

	Quarter ended June 27, 2002	Quarter ended June 28, 2001	Two Quarters ended June 27, 2002	Two Quarters ended June 28, 2001
Revenues:
Admissions	67.4%	67.7%	68.1%	67.8%
Concessions	28.4	28.3	28.0	28.2
Other operating revenues	4.2	4.0	3.9	4.0

Total operating revenues	100.0	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs(1)	56.7	54.1	54.5	53.6
Cost of concessions(2)	14.5	11.3	14.6	11.2
Other theatre operating expenses(3)	32.4	43.7	34.4	46.4
General and administrative expenses(3)	2.9	3.7	3.3	4.0

Sub-total(3)	77.7	87.2	78.9	89.9
Depreciation and amortization(3)	5.8	8.3	6.2	9.0
Merger and restructuring expenses(3)	0.9	0.2	1.3	0.2
Gain on disposal and impairment of operating assets(3)	—	(0.2)	—	(0.2)

Total operating expenses	84.4	95.5	86.4	98.9

Operating income	15.6%	4.5%	13.6%	1.1%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        Total revenues, operating income and net income (loss) for the quarter ended June 27, 2002 were $607.3 million, $94.5 million and $38.7 million compared to $128.5 million, $5.8 million, and ($1.2) million for the quarter ended June 28, 2001. Total revenues, operating income and net income (loss) for the two quarters ended June 27, 2002 were $1,022.3 million, $139.8 million and $49.4 million compared to $157.9 million, $1.8 million, and ($8.2 million) for the two quarters ended June 28, 2001. The Company believes its historical results are not indicative of its current operations, and, as a result, has not provided an in-depth comparison of the quarter and two quarters ended June 27, 2002 results versus those for the quarter and two quarters ended June 28, 2001 because (i) its historical results do not reflect the results of operations for Regal Cinemas or Edwards for the quarter and two quarters ended June 28, 2001 and these results are significant to the Company, (ii) its historical results do not include a full two quarters of operating results for Regal Cinemas or United Artists for the two quarters ended June 27, 2002, and (iii) the Company's capital structure has changed significantly subsequent to the quarter ended June 28, 2001. Therefore, the Company does not believe an in-depth period-to-period comparison of these results would be useful in understanding its current operations.

EBITDA

        EBITDA (earnings before depreciation and amortization expense, merger and restructuring expenses, and gain/loss on disposal and impairment of operating assets) was approximately

$135.4 million, or 22.3% of total revenues, for the quarter ended June 27, 2002 and was $16.4 million, or 12.8% of total revenues, for the quarter ended June 28, 2001. EBITDA was approximately $216.1 million or 21.1% of total revenues, for the two quarters ended June 27, 2002 and was $16.0 million or 10.1% of total revenues, for the two quarters ended June 28, 2001.

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $171.9 million for the two quarters ended June 27, 2002 compared to approximately $11.2 million for the comparable period in 2001. The increase was attributable to increases in net income and non cash items and changes in working capital items. Capital expenditures were $30.7 million for the two quarters ended June 27, 2002 compared to $3.3 million for the comparable period of 2001. This increase is primarily due to the inclusion of Edwards, Regal Cinemas and twenty-five weeks of United Artists in 2002. In addition, Regal Cinemas, Inc. had $166.7 million of cash on the date Anschutz acquired a controlling equity interest therein.

  Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: Regal Cinemas, United Artists, Edwards and Regal CineMedia. The Company was formed in the first quarter of 2002 and expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity are from its operating subsidiaries and proceeds from the Company's May 2002 initial public offering. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's theatre subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under the Regal Cinemas senior credit facilities.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres and upgrading the Company's theatre facilities. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company anticipates that capital expenditures related to its theatre circuit will be approximately $75.0 million in 2002. The Company has commitments to build two new theatres in 2002 and one new theatre in 2003 representing an aggregate of 44 screens, and, in 2002, expects to add 15 screens to existing theatres. In addition to capital expenditures associated with its theatre operations, the Company expects to have capital expenditures of approximately $30.0 million in connection with Regal CineMedia during 2002, almost entirely in the second half of the year. The Company anticipates a significant portion of these capital expenditures to be made in connection with the development and deployment of a digital projection network to provide advertising and promotional services. During the two quarters ended June 27, 2002, the Company invested $30.7 million in capital expenditures.

        As of June 27, 2002, Regal Cinemas had $100 million available under its undrawn senior revolving credit facility, $270 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letter of credit availability of $15 million as of June 27, 2002, which thereby reduces the availability under its senior revolving credit facility.

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

        The Company paid to the underwriters underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company has incurred additional expenses of approximately $3.5 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $315.4 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or persons owning ten percent or more of any class of equity securities or to any other affiliates.

        The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit agreement (see Note 6—"Long-Term Obligations") and approximately $15.0 million to fund operations and capital expenditures of Regal CineMedia. The Company intends to use the remaining proceeds to further fund Regal CineMedia and for general corporate purposes. The Company may also use a portion of the net proceeds for the acquisition of businesses, products and technologies. Pending these uses, since the time of receipt of the net proceeds, the Company has invested the remaining net proceeds of this offering in short-term money market and money market equivalent securities.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of June 27, 2002, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$616.6	$13.0	$27.0	$27.0	$549.6
Capital lease obligations	4.1	0.2	0.3	0.5	3.1
Lease financing arrangements	98.7	1.6	3.9	5.5	87.7
Operating leases	3,482.0	225.0	451.0	440.0	2,366.0
General unsecured creditors	48.1	48.1	—	—	—
Other long term obligations	7.6	1.0	1.9	2.7	2.0

Total contractual cash obligations	$4,257.1	$288.9	$484.1	$475.7	$3,008.4

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$100.0	—	—	—	$100.0

Total commercial commitments	$100.0	—	—	—	$100.0

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

        The following is a description of material indebtedness of the Company as of June 27, 2002:

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

        Regal Cinemas has negotiated an amendment to its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million, to decrease the amount of the senior secured term loan from $270 million to $225 million, to reduce the rate of interest on the senior secured term loan, to eliminate mandatory prepayment requirements in connection with equity offerings and from excess cash flow and to amend certain covenants. Regal Cinemas expects to close on this amended and restated senior credit agreement in mid-August, 2002.

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

        In May 2002, Regal Cinemas filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9 3/8% senior subordinated notes offerings. The registration statement will allow the eligible holders of the notes to exchange their notes for notes registered under the Securities Act of 1933. Regal Cinemas did not receive any proceeds from the transaction.

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit ("UATC") entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, allow the owner trustee to sell those properties and pay down the underlying debt and reduce the amount of rent paid by UATC on the lease. Approximately $97.3 million in principal amount of pass-through certificates are outstanding as of June 27, 2002.

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

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 27, 2002, Regal Cinemas had accrued approximately $19.6 million and Edwards had accrued approximately $28.5 million for the estimated costs to resolve their respective bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims. See also Note 2—"Chapter 11 Proceedings" and Note 10—"Related Party Transactions."

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

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $3.0 million and $4.0 million for the quarter and two quarters ended June 28, 2001. The Company's initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

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

Item 3.
QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of June 27, 2002, the Company had borrowings of $270.0 million under its term credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of prime rate of Bankers Trust Company or federal funds rate plus 0.5%) or the Eurodollar Rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.50% to 3.50% for the term loan facility. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at June 27, 2002, would have increased reported interest expense by approximately $337,500 for the quarter ended June 27, 2002.

PART II—OTHER INFORMATION

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        The following information relates to all equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933. All such securities were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering, including offers and sales under Regulation D, or Rule 701 under the Securities Act of 1933. The sales of securities were made without the use of an underwriter.

  (1)
  On April 12, 2002, upon the closing of the exchange transaction, the Company issued 27,493,575 shares of Class A common stock and approximately 84,590,337 shares of Class B common stock to 23 accredited investors in exchange for all of the capital stock of Regal Cinemas Corporation, Edwards Theatres, Inc. and Regal CineMedia Corporation and approximately 90% of the outstanding voting stock of United Artists Theatre Company.

  (2)
  On April 12, 2002, upon the closing of the exchange transaction, the Company granted to employees holding outstanding options to purchase capital stock of Regal Cinemas Corporation and United Artists Theatre Company replacement options to purchase 8,832,147 shares of the Company's Class A common stock at a weighted average exercise price of $7.96 per share.

  (3)
  Upon the closing of the exchange transaction, the Company also granted to three accredited investors, in exchange for their warrants to purchase 3,750,000 shares of common stock of United Artists Theatre Company, warrants to purchase 296,129 shares of the Company's Class A common stock at $8.88 per share and 3,928,185 shares of the Company's Class B common stock at $8.88 per share.

  (4)
  On May 8, 2002, the Company issued 697,620 shares of Class B common stock to Anschutz and its subsidiaries in exchange for the contribution to the Company of additional shares of United Artists Theatre Company.

        The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to information about the Company.

Use of IPO Proceeds

        In May 2002, the Company consummated the initial public offering of 18.0 million shares of its Class A common stock. The shares of Class A common stock sold in the offering were registered under the Securities Act of 1933, as amended, on two Form S-1 Registration Statements (File Nos. 333-84096 and 333-87870) that were declared effective by the Securities and Exchange Commission on May 8, 2002. All of the offered shares were sold at $19.00 per share, for an aggregate offering price of $342.0 million. The net offering proceeds to us, after deducting underwriting discounts, commissions and other offering expenses totaling approximately $26.6 million, were approximately $315.4 million.

        The Company used a portion of its net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit facility and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. The Company intends to use the remaining proceeds to further fund Regal CineMedia and for general corporate purposes. The Company continues to invest the remainder of the net proceeds from the offering in short-term money market and money market equivalent securities.

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

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On May 3, 2002, the Company solicited the written consent of its stockholders in lieu of holding a special meeting of its stockholders with respect to the approval of (i) the Company's Amended and Restated Certificate of Incorporation, which amended certain provisions of the Company's existing Certificate of Incorporation in contemplation of the Company's initial public offering of securities, (ii) the Company's 2002 Stock Incentive Plan, and (iii) the selection by the Company's Board of Directors of each of Kurt C. Hall, Alfred C. Eckert III and Michael L. Campbell to be Class I directors, each of Thomas D. Bell, Jr., Michael F. Bennet and Craig D. Slater to be Class II directors, and each of Philip F. Anschutz, Stephen M. Kaplan and Robert F. Starzel to be Class III directors. Each of the directors listed above was an incumbent director on the Board of Directors of the Company.

        On May 3, 2002, there were outstanding 84,590,337 shares of the Company's Class B common stock, each entitled to ten votes on each matter solicited for approval of the stockholders, and 27,493,575 shares of the Company's Class A common stock, each entitled to one vote on each matter solicited for approval of the stockholders. Of the 873,396,945 votes entitled to be cast in respect of each of the matters solicited for stockholder approval, 690,828,340 votes (or approximately 79.1% of the votes entitled to be cast with respect to each matter) were cast by written consent in favor of the approval of each of the proposals listed above. No votes were cast against or withheld with respect to the adoption of any of these proposals, there were no broker non-votes, and none of the votes cast were abstentions. 182,568,605 votes entitled to be cast in respect of the proposals were not voted. Accordingly, each proposal submitted to a vote of the stockholders was approved by more than a majority of the votes entitled to be cast in respect of each proposal. Thus, all of the proposals were adopted by stockholder vote in accordance with Delaware law at the close of business on May 3, 2002.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

        None

(b)
Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: August 12, 2002	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer
Date: August 12, 2002	By:	/s/ KURT HALL Kurt Hall Co-Chief Executive Officer
Date: August 12, 2002	By:	/s/ AMY MILES Amy Miles Executive Vice President and Chief Financial Officer

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
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES