Form 10-Q
period 2002-09-26
REGAL ENTERTAINMENT GROUP
filed 2002-11-12
CIK 1168696

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Class A Common Stock—46,072,919 shares outstanding at November 8, 2002 Class B Common Stock—85,287,957 shares outstanding at November 8, 2002

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2002	January 3, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216.2	$68.1
Restricted cash	22.3	28.2
Trade and other receivables, net	11.8	9.5
Inventories	6.7	4.2
Prepaid expenses and other current assets	35.6	20.0
Assets held for sale	12.8	2.8
Deferred income tax asset	1.0	—

TOTAL CURRENT ASSETS	306.4	132.8
PROPERTY AND EQUIPMENT:
Land	138.6	60.0
Buildings, leasehold improvements and equipment	1,670.5	525.6
Construction in progress	12.2	—

Total property and equipment	1,821.3	585.6
Accumulated depreciation and amortization	(117.8)	(32.8)

Total property and equipment, net	1,703.5	552.8

INVESTMENT IN REGAL CINEMAS, INC.	—	292.6
INTANGIBLE ASSETS	284.6	136.2
OTHER NONCURRENT ASSETS	38.9	8.3

TOTAL ASSETS	$2,333.4	$1,122.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19.7	$15.6
Accounts payable	110.3	76.4
Accrued expenses	140.3	60.5
Deferred tax liability	0.6	—
Bankruptcy claims and liabilities	33.3	43.9

TOTAL CURRENT LIABILITIES	304.2	196.4

LONG-TERM DEBT	564.5	420.6
LEASE FINANCING ARRANGEMENTS	96.5	—
CAPITAL LEASE OBLIGATIONS	4.0	2.7
DEFERRED TAX LIABILITY	61.5	3.8
OTHER NONCURRENT LIABILITIES	47.4	32.6

TOTAL LIABILITIES	1,078.1	656.1

MINORITY INTEREST	4.2	36.7
MANDATORY REDEEMABLE PREFERRED STOCK	—	47.0
STOCKHOLDERS' EQUITY:
Contributed capital	—	378.0
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 45,861,660 and 0 shares issued and outstanding at September 26 and January 3, 2002, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,287,957 and 0 shares issued and outstanding at September 26 and January 3, 2002, respectively	0.1	—
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid in capital	1,188.8	—
Retained earnings	62.2	4.9

TOTAL STOCKHOLDERS' EQUITY	1,251.1	382.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,333.4	$1,122.7

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 26, 2002	Quarter Ended September 27, 2001	Three Quarters Ended September 26, 2002	Three Quarters Ended September 27, 2001
	(in millions, except share data)
REVENUES:
Admissions	$387.1	$110.0	$1,082.9	$217.1
Concessions	158.5	43.4	444.5	87.9
Other operating revenue	25.9	5.3	66.4	11.6

TOTAL OPERATING REVENUE	571.5	158.7	1,593.8	316.6
OPERATING EXPENSES:
Film rental and advertising costs	207.2	63.6	586.3	120.9
Cost of concessions	22.3	4.9	64.0	9.9
Other theatre operating expenses	206.0	61.8	557.7	135.0
General and administrative expenses	16.6	4.9	50.3	11.2
Merger and restructuring expenses	3.4	0.3	16.5	0.5
Depreciation and amortization	35.5	10.7	98.5	25.0
Loss (gain) on disposal and impairment of operating assets	3.2	(0.5)	3.4	(0.7)

TOTAL OPERATING EXPENSES	494.2	145.7	1,376.7	301.8

INCOME FROM OPERATIONS	77.3	13.0	217.1	14.8
OTHER INCOME (EXPENSE):
Interest expense, net	(15.0)	(5.3)	(46.8)	(13.4)
Minority interest in earnings of consolidated subsidiaries	(2.4)	(0.3)	(14.6)	(0.4)
Other, net	—	(1.2)	(0.1)	(2.9)

TOTAL OTHER EXPENSE, NET	(17.4)	(6.8)	(61.5)	(16.7)

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	59.9	6.2	155.6	(1.9)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	23.8	0.1	68.6	(0.1)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	36.1	6.1	87.0	(2.0)
EXTRAORDINARY ITEM:
Loss on extinguishment of debt	—	—	1.5	—

NET INCOME (LOSS)	$36.1	$6.1	$85.5	$(2.0)

LOSS ON REDEMPTION OF PREFERRED STOCK	—	—	28.2	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$36.1	$6.1	$57.3	$(2.0)

EARNINGS (LOSS) PER SHARE:
Basic	$0.28	$0.35	$0.57	$(0.15)
Diluted	$0.27	$0.32	$0.55	$(0.15)
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	130,951	17,440	99,835	13,415
Diluted	136,202	18,969	104,278	13,415

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP (NOTE 1)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended September 26, 2002	Three Quarters Ended September 27, 2001
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85.5	$(2.0)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	98.5	25.0
Amortization of deferred stock compensation	2.7	—
Extraordinary loss on debt extinguishment	1.5	—
Minority interest in earnings of consolidated subsidiaries	14.6	0.4
Deferred income taxes	23.0	—
Loss (gain) on disposal and impairment of operating assets	3.4	(0.7)
Changes in operating assets and liabilities:
Trade and other receivables	0.8	(2.5)
Inventories	0.9	—
Prepaid expenses and other current assets	—	2.1
Accounts payable	(18.2)	(11.3)
Accrued expenses and other liabilities	22.4	(5.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	235.1	5.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60.7)	(5.8)
Proceeds from disposition of assets	8.0	5.5
Cash used to purchase outstanding United Artists minority interest	(34.0)	—
Decrease in other long term assets	5.2	—
Decrease in reimbursable construction advances	0.2	—
Decrease in assets held for sale	0.8	—
Decrease in restricted cash	5.8	—

NET CASH USED IN INVESTING ACTIVITIES	(74.7)	(0.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to redeem Edwards preferred stock	(75.3)	—
Cash used to redeem Edwards senior subordinated notes	(11.3)	—
Cash used to payoff Edwards term loan	(180.0)	—
Cash used to payoff United Artists term credit facility	(240.0)	—
Net proceeds from senior subordinated notes offering	155.3	—
Net proceeds from initial public offering	314.8	—
Proceeds from stock option exercises	2.0	—
Payment of debt acquisition costs	(9.4)	—
Payments on long term obligations	(47.4)	(7.9)
Decrease in cash overdraft	—	0.8
Payment of bankruptcy claims and liabilities	(88.1)	—
Cash of Regal Cinemas at acquisition date	166.7	—
Cash of Regal CineMedia at acquisition date	0.4	—

NET CASH USED IN FINANCING ACTIVITIES	(12.3)	(7.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	148.1	(2.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68.1	7.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216.2	$4.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$13.6	$—

Cash paid for interest	$28.3	$6.3

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	$361.9	$—

Exchange of minority shares in Edwards for Regal Entertainment Group	$44.4	$—

Contribution of additional shares purchased from minority interests	$80.0	$—

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 26, 2002

1      THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company" or "Regal") is the parent company of Regal Cinemas Corporation and its subsidiaries, which include Regal Cinemas, Inc. and Edwards Theatres, Inc. ("Edwards") (collectively "Regal Cinemas"), United Artists Theatre Company and its subsidiaries ("United Artists") and Regal CineMedia Corporation and its subsidiaries ("Regal CineMedia"). Regal operates the largest theatre circuit in the United States, consisting of 5,711 screens in 530 theatres in 36 states as of September 26, 2002. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52 week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53 week fiscal year.

        During 2000 and 2001, United Artists Theatre Company and a majority of its subsidiaries (the "United Artists Bankrupt Entities"), Edwards and Regal Cinemas, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below (the "Applicable Bankruptcy Court"), as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and Edwards were approved by the Applicable Bankruptcy Court, and became effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for Edwards. The Applicable Bankruptcy Court approved Regal Cinemas, Inc.'s joint plan of reorganization in December 2001, which became effective on January 29, 2002. Also on that date, the Anschutz Corporation and its subsidiaries ("Anschutz") and the other shareholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas Corporation and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas Corporation. Regal Cinemas Corporation was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc.

        Anschutz acquired controlling equity interests in United Artists (including the United Artists Bankrupt Entities), Edwards and Regal Cinemas, Inc. upon each of the entities' emergence from bankruptcy reorganization. Anschutz's contributions of these equity interests to the Company were recorded in the consolidated financial statements of the Company at the combined historical cost basis of Anschutz, which represents Anschutz's net cost to acquire certain debt of the United Artists Bankrupt Entities, Edwards and Regal Cinemas, Inc. prior to their filing voluntary petitions for relief under Chapter 11. Anschutz exchanged such debt holdings for controlling equity interests following the emergence from bankruptcy of the United Artists Bankrupt Entities, Edwards and Regal Cinemas, Inc. As a result of the acquisition by Anschutz, Regal's fiscal 2001 consolidated results of operations include only the results of operations of United Artists from the UA Effective Date to January 3, 2002, and of Edwards, from the Edwards Effective Date to December 27, 2001. Accordingly, Regal's unaudited condensed consolidated statements of operations for the quarter and three quarters ended September 27, 2001 do not include the results of operations of Edwards or Regal Cinemas, Inc. and only include the results of operations of United Artists from the UA Effective Date.

        While the actual date that Regal Cinemas, Inc. emerged from bankruptcy and Anschutz acquired its controlling equity interest in Regal Cinemas was January 29, 2002, for financial reporting purposes the date is deemed to have occurred on January 24, 2002. As such, the Company's fiscal 2002 results of operations include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002). At January 3, 2002, the Company's investment in Regal Cinemas, Inc. was accounted for as an investment in the accompanying unaudited condensed consolidated balance sheet.

        Commencing in 2002, the Company elected to adopt the fiscal year end of Regal Cinemas, Inc. Regal Cinemas, Inc.'s 2001 fiscal year ended on December 27, 2001. As a result of the election to conform the reporting periods, United Artists' results of operations reflected in the accompanying financial statements reflect operating results from January 4, 2002. For the period from December 28, 2001 through January 3, 2002 (the date of United Artists' fiscal 2001 year end), United Artists recorded revenue of approximately $17.8 million and net income of approximately $2.5 million.

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

        On March 8, 2002, the holders of 100% of the capital stock of Regal Cinemas, Edwards and Regal CineMedia entered into an agreement to exchange their stock for shares of stock in Regal. Regal also agreed to exchange its stock for approximately 90% of United Artists' outstanding common stock.

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards, and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz acquired an additional 697,620 shares of Class B common stock in May 2002. As a result, Anschutz owns approximately 81.8% of Regal's outstanding Class B common stock, representing as of September 26, 2002 approximately 77.6% of the combined voting power of Regal's outstanding common stock and has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders.

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

        On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards from Regal Entertainment Holdings, Inc. ("REH"), a wholly owned subsidiary of the Company, for an aggregate purchase price of approximately $272.5 million. As a result of Regal Cinemas, Inc. being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to Regal Cinemas, Inc. by REH, at the historical cost basis of Edwards. In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012, under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at Regal Cinemas, Inc., were used by Regal Cinemas, Inc. to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to Regal Cinemas, Inc. to repay approximately $180.7 million of senior bank debt, including accrued interest, of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying unaudited condensed consolidated statement of operations for the three quarters ended September 26, 2002. In addition, the Company recorded an extraordinary loss of approximately $1.3 million as a result of the early redemption of the Edwards Subordinated Notes. As a result of Regal Cinemas, Inc.'s acquisition of Edwards, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

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

        The Company paid underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company incurred additional expenses of approximately $4.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $314.8 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or to persons owning ten percent or more of any class of the Company's equity securities or to any other affiliates of the Company.

        The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under the United Artists Term Credit Facility (as defined below) and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. Since that time, the Company has used an additional $34.0 million of the net proceeds to acquire the remaining outstanding shares of common stock and warrants to purchase common stock of United Artists. The Company intends to use the remaining portion to fund operating costs and capital expenditures of Regal CineMedia, fund the Company's fourth quarter 2002 dividend payment and for general corporate purposes. Pending these uses, since the time of the offering, the Company has invested the remaining net proceeds in short-term money market and money market equivalent securities.

        In August 2002, REH acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to acquire shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. The $22.3 million difference between the carrying amount and purchase price of the minority interest was recorded as a component of goodwill in the accompanying unaudited condensed consolidated balance sheet at September 26, 2002. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

        The Company, without audit, has prepared the condensed consolidated balance sheet as of September 26, 2002, the condensed consolidated statements of operations for the quarter and three quarters ended September 26, 2002 and September 27, 2001 and the condensed consolidated statements of cash flows for the three quarters ended September 26, 2002 and September 27, 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an Annual Report have been condensed or omitted for this Quarterly Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 3, 2002 information is derived from the audited January 3, 2002 consolidated financial statements of the Company included in the Company's prospectus, dated May 8, 2002, filed with the Securities and Exchange Commission in connection with Regal's initial public offering (File No. 333-84096). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements. The results of operations for the quarter and three quarters ended September 26, 2002 are not necessarily indicative of the operating results for the full year.

        Net income and comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2      CHAPTER 11 PROCEEDINGS

        Prior to and during the reorganization proceedings of United Artists, Edwards and Regal Cinemas, Inc., Anschutz acquired claims of creditors of United Artists, and Anschutz and Oaktree's Principal Activities Group acquired claims of creditors of Edwards and Regal Cinemas, Inc. that allowed Anschutz to actively negotiate the terms upon which each company would emerge from reorganization.

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

        On the UA Effective Date, United Artists adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). For accounting purposes, the inception date of the reorganized company was deemed to be March 2, 2001. Under fresh-start reporting, the reorganization value of United Artists, which represents the fair value of all of the assets (net of liabilities), was determined through negotiations between the United Artists' management and its pre-petition creditors and was allocated to United Artists' assets based on their relative fair values. Liabilities, other than deferred income taxes, were also stated at their fair values. Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes."

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

        On December 7, 2001, the Tennessee Bankruptcy Court confirmed the Regal Plan and as a result, Regal Cinemas, Inc. commenced appropriate actions to consummate the Regal Plan and emerged from bankruptcy on January 29, 2002. Also on January 29, 2002, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas Corporation. The transaction was accomplished by the issuance of 7,500,000 shares of Regal Cinemas Corporation common stock in exchange for 100% of the outstanding common stock of Regal Cinemas, Inc. As a result of this exchange, Anschutz and Oaktree's Principal Activities Group acquired approximately 75% of the Regal Cinemas Corporation's common stock issued upon emergence.

        Approximately $1.8 billion of Regal Cinemas, Inc. long-term debt plus approximately $196 million of accrued and unpaid interest was discharged under the terms of the Regal Plan in exchange for total payments of approximately $575.3 million. Regal Cinemas funded these payments through (i) cash on hand, (ii) a term loan ($270.0 million) borrowed under new senior credit facilities, and (iii) the issuance of new senior subordinated notes ($200.0 million).

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

        With respect to the Edwards restructuring plan, the Company terminated 78 corporate employees located in the Edwards Newport Beach, California corporate offices. Of the total Edwards restructuring charge of $3.1 million for the three quarters ended September 26, 2002, approximately $1.1 million related to employee termination benefits and approximately $2.0 million related to other direct exit costs (principally lease termination fees) associated with the closing of Edwards' corporate offices. The United Artists restructuring plan provided for the termination of 102 administrative employees located in the Centennial, Colorado corporate offices along with closure of a film office located in New York City. Total United Artists restructuring charges were $2.7 million for the three quarters ended September 26, 2002, of which approximately $2.0 million related to employee termination benefits and approximately $0.7 million related to direct exit costs for the closure of the New York City film office and certain legal and professional fees.

        Such costs are included in "Operating Expenses—Merger and restructuring expenses" in the accompanying unaudited condensed consolidated statements of operations for the quarter and three quarters ended September 26, 2002. As of September 26, 2002, the Company has paid approximately $1.6 million and $1.8 million of Edwards and United Artists restructuring expenses, respectively. The Company completed the Edwards and United Artists integration during the second quarter of 2002.

4      PRO FORMA RESULTS OF OPERATONS

        On a pro forma basis, assuming (i) a full three quarters of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Edwards, Regal Cinemas, and Regal CineMedia for shares of the Company, (iii) the issuance of $150 million of 9 3/8% senior subordinated notes, (iv) the repayment of Edwards indebtedness and the effects of the Company's initial public offering, total revenues and net income would have been $571.5 million and $37.3 million and $1,720.0 million and $118.5 million for the quarter and three quarters ended September 26, 2002, respectively, and $553.8 million and $33.9 million and $1,512.9 million and $41.7 million for the quarter and three quarters ended September 27, 2001, respectively.

5      BANKRUPTCY RELATED CLAIMS

        Regal Cinemas and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 26, 2002, approximately $33.3 million of remaining claims related to Regal Cinemas' and Edwards' bankruptcy proceedings are recorded in the Company's unaudited condensed consolidated balance sheet as "Bankruptcy Claims and Liabilities". In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's financial position, results of operations or cash flows. The timing of the payment of these claims will depend upon the resolution of these claims.

6      LONG-TERM OBLIGATIONS

        Long-term obligations at September 26, 2002 and January 3, 2002, consist of the following:

	September 26, 2002	January 3, 2002
	(In millions)
Regal Cinemas Senior Credit Facility	$225.0	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	—
United Artists Term Credit Facility	—	240.6
Edwards Senior Secured Term Loan	—	180.0
Edwards Subordinated Notes to Shareholders	—	10.3
Lease financing arrangements, 11.5%, maturing in various installments through 2021	98.3	—
Capital lease obligations	4.1	2.7
Other	7.3	5.3
United Artists Revolving Credit Facility	—	—

Total long-term obligations	684.7	438.9
Less current maturities	(19.7)	(15.6)

Total long-term obligations, net	$665.0	$423.3

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at Regal Cinemas, Inc., to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims as of September 26, 2002, which reduces the availability under its senior secured revolving credit facility to $130.0 million. As of September 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At September 26, 2002, interest on the senior credit facility was approximately 4.6%.

        Regal Cinemas may prepay borrowings under the amended and restated senior credit facility in whole or in part, in minimum amounts and subject to other conditions set forth in the amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from the net cash proceeds from asset sales and new debt issuances, in particular circumstances specified in the amended and restated senior credit agreement.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The amended and restated senior credit agreement includes various financial covenants such as certain leverage and coverage ratios. The amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the amended and restated senior credit agreement. The amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions.

        Regal Cinemas Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are guaranteed by most of Regal Cinemas' existing subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

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

        United Artists Revolving Credit Facility—The $35.0 million United Artists Revolving Credit Facility (the "UA Revolver") was terminated during the third quarter ended September 26, 2002.

        Edwards Senior Term Loan and Subordinated Notes—As described above, on April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012. The proceeds of the notes, together with cash on hand at Regal Cinemas, Inc., were used to purchase Edwards from REH, which used the proceeds from the sale of Edwards to Regal Cinemas, Inc. to repay the Edwards term loan and Subordinated Notes. The Company recorded an extraordinary loss of approximately $1.3 million as a result of the early redemption of the Edwards Subordinated Notes.

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

        During the quarter ended September 27, 2001, the Company recorded a $6.1 million valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for 2001 is 1.6%. The provision for income taxes of $23.8 million and $68.6 million for the quarter and three quarters ended September 26, 2002 reflect effective tax rates of approximately 39.7% and 44.1%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying statements of operations for the quarter and three quarters ended September 26, 2002, the Company's effective tax rates were approximately 38.2% and 40.3%, respectively.

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

        As described in Note 1—"The Company and Basis of Presentation" and Note 10—"Related Party Transactions," on April 17, 2002, the Company redeemed approximately $75.3 million or 100% of the mandatory redeemable Series A and Series B preferred stock of Edwards that was held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying unaudited condensed consolidated statement of operations for the three quarters ended September 26, 2002.

9      CONTINGENCIES

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated Holdings, LLC, Ms. Ruoff and Ms. Randolph received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

Payment of Edwards' Subordinated Notes

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem from Anschutz approximately $9.6 million and from Oaktree's Principal Activities Group approximately $2.4 million owed on the Edwards Subordinated Notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

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

Other Transactions

        During the three quarters ended September 26, 2002, as members of the class of holders of Regal Cinemas, Inc.'s former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of Regal Cinemas Inc.'s subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from Regal and GSCP received cash payments from Regal Cinemas, Inc. of approximately $50,000 in respect of certain expenses incurred in connection with Regal Cinemas' restructuring. In addition, Regal paid GSCP $1.0 million for restructuring services.

        During the three quarters ended September 26, 2002, Regal CineMedia incurred approximately $56,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel and marketing expenses. Additionally, Regal CineMedia has recorded a $311,000 receivable from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

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

	Quarter Ended		Three Quarters Ended
	September 26, 2002	September 27, 2001	September 26, 2002	September 27, 2001
Net income (loss)	$36.1	$6.1	$85.5	$(2.0)
Less:
Loss on redemption of preferred stock	—	—	(28.2)	—

Net income (loss) available to common stockholders	$36.1	$6.1	$57.3	$(2.0)
Weighted average shares outstanding (in thousands):
Basic:	130,951	17,440	99,835	13,415
Add common stock equivalents	5,251	1,529	4,443	—

Diluted:	136,202	18,969	104,278	13,415
Earnings (loss) per share
Basic:	$0.28	$0.35	$0.57	$(0.15)
Diluted:	$0.27	$0.32	$0.55	$(0.15)

        Common stock equivalents consist principally of stock options, stock purchase warrants and preferred stock. Stock options and warrants to purchase 1,176,589 shares of common stock for the three quarters ended September 27, 2001 were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

Amortization relating to goodwill and excess reorganization value was $2.8 million and $6.8 million for the quarter and three quarters ended September 27, 2001. The Company's goodwill transitional impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The Company will conduct its annual valuation in the fourth quarter of 2002.

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

        The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the Company's fourth quarter of 2001 and is to be applied retroactively. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

13    SUBSEQUENT EVENTS

        On October 21, 2002, the Company's board of directors declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on December 13, 2002, to stockholders of record on November 26, 2002.

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

  Overview

        We are the largest domestic motion picture exhibitor with 5,711 screens in 530 theatres in 36 states as of September 26, 2002. We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards and Regal CineMedia.

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

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's financial statements for the quarter and three quarters ended September 27, 2001 reflect only the results of operations of United Artists from the UA Effective Date. The Company's results of operations for the three quarters ended September 26, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002).

  Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity:

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

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual values could differ materially from these estimates.

  •
  We applied the provisions of reorganization and purchase accounting when recording the acquisitions of controlling equity interests by Anschutz and the emergence from bankruptcy of the theatre companies. These accounting principles require that we estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from actual results.

  Basis of Reporting

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, vendor marketing programs and on screen advertisements and rental of theatres for business meetings and other events by Regal CineMedia. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs.

  Results of Operations for the Quarters and Three Quarters Ended September 26, 2002 and September 27, 2001

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters and three quarters ended September 26, 2002 and September 27, 2001.

	Quarter ended September 26, 2002	Quarter ended September 27, 2001	Three Quarters ended September 26, 2002	Three Quarters ended September 27, 2001
Revenues:
Admissions	67.7%	69.3%	67.9%	68.6%
Concessions	27.7	27.3	27.9	27.8
Other operating revenues	4.6	3.4	4.2	3.6

Total operating revenues	100.0	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs(1)	53.5	57.8	54.1	55.7
Cost of concessions(2)	14.1	11.3	14.4	11.3
Other theatre operating expenses(3)	36.1	38.9	35.0	42.6
General and administrative expenses(3)	2.9	3.1	3.2	3.5

Sub-total(3)	79.1	85.2	78.9	87.5
Depreciation and amortization(3)	6.2	6.7	6.2	7.9
Merger and restructuring expenses(3)	0.6	0.2	1.1	0.1
Loss (gain) on disposal and impairment of operating assets(3)	0.6	(0.3)	0.2	(0.2)

Total operating expenses(3)	86.5	91.8	86.4	95.3

Operating income(3)	13.5%	8.2%	13.6%	4.7%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        Total revenues, operating income and net income for the quarter ended September 26, 2002 were $571.5 million, $77.3 million and $36.1 million compared to $158.7 million, $13.0 million, and $6.1 million for the quarter ended September 27, 2001. Total revenues, operating income and net income (loss) for the three quarters ended September 26, 2002 were $1,593.8 million, $217.1 million and $85.5 million compared to $316.6 million, $14.8 million, and ($2.0 million) for the three quarters ended September 27, 2001. The Company believes its historical results are not indicative of its current operations, and, as a result, has not provided an in-depth comparison of the quarter and three quarters ended September 26, 2002 results versus those for the quarter and three quarters ended September 27, 2001 because (i) its historical results do not reflect the results of operations for Regal Cinemas or Edwards for the quarter and three quarters ended September 27, 2001 and these results are significant to the Company, (ii) its historical results do not include a full three quarters of operating results for Regal Cinemas or United Artists for the three quarters ended September 26, 2002, and (iii) the Company's capital structure has changed significantly subsequent to the quarter ended September 27, 2001. Therefore, the Company does not believe an in-depth period-to-period comparison of these results would be useful in understanding its current operations.

EBITDA

        EBITDA (income from operations before depreciation and amortization expense, merger and restructuring expenses, and gain/loss on disposal and impairment of operating assets) was approximately $119.4 million, or 20.9% of total revenues, for the quarter ended September 26, 2002 and was $23.5 million, or 14.8% of total revenues, for the quarter ended September 27, 2001. EBITDA was approximately $335.5 million, or 21.1% of total revenues, for the three quarters ended September 26, 2002 and was $39.6 million or 12.5% of total revenues, for the three quarters ended September 27, 2001.

        EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail in the Company's prospectus dated May 8, 2002. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $235.1 million the three quarters ended September 26, 2002 compared to approximately $5.3 million for the comparable period in 2001. The increase was attributable to the inclusion of Edwards, Regal Cinemas and thirty-eight weeks of United Artists in 2002 and to increases in net income and non cash items and changes in working capital items. Capital expenditures were $60.7 million for the three quarters ended September 26, 2002 compared to $5.8 million for the comparable period of 2001. The increase is primarily due to the inclusion of Edwards, Regal Cinemas and thirty-eight weeks of United Artists in 2002. In addition, Regal Cinemas, Inc. had $166.7 million of cash on the date Anschutz acquired a controlling equity interest therein.

  Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: Regal Cinemas, United Artists, Edwards and Regal CineMedia. The Company was formed in the first quarter of 2002 and expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity are from its operating subsidiaries and proceeds from the Company's May 2002 initial public offering. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under the Regal Cinemas senior credit facilities.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres and upgrading the Company's theatre facilities. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company anticipates that capital expenditures related to its theatre circuit will be approximately $75.0 million in 2002. The Company has commitments to build two new theatres and expects to add 6 screens to existing theatres in 2002. The Company currently expects capital expenditures for theatre development, expansion, upgrading, and maintenance to approximate $90 million to $100 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to have capital expenditures of approximately $30 million in connection with Regal CineMedia during 2002 and approximately $35 million in 2003. The Company anticipates a significant portion of these capital expenditures to be made in connection with the development and deployment of a digital projection network to provide advertising and promotional services. During the three quarters ended September 26, 2002, the Company invested $60.7 million in capital expenditures.

        On October 21, 2002, the Company's board of directors declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on December 13, 2002, to stockholders of record on November 26, 2002. The Company, at the discretion of the board of directors and subject to applicable law, anticipates paying regular quarterly dividends on its Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon the Company's then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of September 26, 2002, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $225 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letter of credit availability of $15 million as of September 26, 2002, which reduces the availability under its senior revolving credit facility to $130 million.

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

        The Company paid to the underwriters underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company has incurred additional expenses of approximately $4.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $314.8 million. No offering expenses were paid directly or indirectly to any of the Company's directors or officers (or their associates) or persons owning ten percent or more of any class of equity securities or to any other affiliates.

        The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit agreement (see Note 6—"Long-Term Obligations" to the accompanying mandated condensed consolidated financial statements) and approximately $15.0 million to fund operations and capital expenditures of Regal CineMedia. Since that time, the Company has used an additional $34.0 million of the net proceeds to purchase the remaining outstanding shares of capital stock of United Artists held by United Artists' minority shareholders. The Company intends to use the remaining proceeds to further fund Regal CineMedia, fund the Company's fourth quarter 2002 dividend payment and for general corporate purposes. The Company may also use a portion of the net proceeds for the acquisition of businesses, products and technologies. Pending these uses, since the time of the offering, the Company has invested the remaining net proceeds in short-term money market and money market equivalent securities.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of September 26, 2002, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$575.0	$16.8	$22.5	$22.5	$513.2
Capital lease obligations	4.1	0.1	0.3	0.5	3.2
Lease financing arrangements	98.3	1.8	3.9	5.5	87.1
General unsecured creditors	33.3	33.3	—	—	—
Other long term obligations	7.3	1.0	1.9	2.7	1.7
Operating leases	3,425.8	225.0	451.0	440.0	2,309.8

Total contractual cash obligations	$4,143.8	$278.0	$479.6	$471.2	$2,915.0

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$145.0	—	—	—	$145.0

Total commercial commitments	$145.0	—	—	—	$145.0

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

        The following is a description of material indebtedness of the Company as of September 26, 2002:

  Regal Cinemas Senior Credit Facility

        Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at Regal Cinemas, Inc., to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims as of September 26, 2002, which reduces the availability under its senior secured revolving credit facility to $130.0 million. As of September 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term credit facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At September 26, 2002, interest on the senior credit facility was approximately 4.6%.

        Regal Cinemas may prepay borrowings under the amended and restated senior credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from:

  •
  the net cash proceeds from asset sales in particular circumstances specified in the amended and restated senior credit agreement; and

  •
  the net cash proceeds from new debt issuances in particular circumstances specified in the amended and restated senior credit agreement.

        The mandatory prepayment of the obligations under the amended and restated senior credit agreement is subject to specified exceptions. The lenders under the term credit facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The amended and restated senior credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA (as defined in the amended and restated senior credit agreement) to exceed the ratio of (a) 3.5 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated EBITDA plus consolidated rent expense to interest plus rent expense to be less than 1.50 to 1 for any period of four consecutive fiscal quarters;

  •
  its ratio of consolidated senior debt to consolidated EBITDA to exceed the ratio of (a) 2.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2003, (b) 2.25 to 1 for the first fiscal quarter 2004 through the fourth fiscal quarter in 2004, and (c) 2.00 to 1 from the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007, and thereafter;

  •
  its ratio of consolidated adjusted debt to consolidated EBITDA plus consolidated rent expense to exceed the ratio of (a) 5.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004, and (b) 5.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter; or

  •
  its capital expenditures as a percentage of the prior year's EBITDA to exceed 25% for fiscal 2002 and up to 35% for each year thereafter.

        The amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the amended and restated senior credit agreement. The amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances to the Company or its other subsidiaries and otherwise to engage in intercompany transactions. These limitations will restrict its ability to fund operations outside of Regal Cinemas with funds generated at Regal Cinemas.

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

        In May 2002, Regal Cinemas filed a registration statement (Registration No. 333-87930) under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9 3/8% senior subordinated notes offerings. The registration statement was declared effective by the Securities and Exchange Commission on July 10, 2002, enabling the eligible holders of the notes to exchange their notes for notes registered under the Securities Act of 1933. The transaction described in the registration statement, pursuant to which all of the note holders exchanged their notes for registered notes, closed on August 14, 2002. Regal Cinemas did not receive any proceeds from the transaction.

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit ("UATC") entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of September 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Approximately $95.6 million in principal amount of pass-through certificates were outstanding as of September 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires United Artists to comply with various covenants, including, limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and dividends.

        On November 8, 1996, United Artists entered into a sale and leaseback transaction, pursuant to which United Artists sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides United Artists with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by United Artists to be economically obsolete and are no longer in operation.

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

  Edwards Leveraged Sale and Leaseback

        During 1999, Edwards entered into four sale and leaseback transactions whereby Edwards sold four theatres and leased them back from an unaffiliated third party. The related leases are being accounted for as operating leases.

        During 2000, Edwards entered into two sale leaseback transactions whereby Edwards sold two of its properties and leased them back from an unaffiliated third party. As part of these transactions, an additional location was sold with a portion of the building being leased back for corporate use. The related leases are being accounted for as operating leases.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 26, 2002, Regal Cinemas had accrued approximately $33.3 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims. See also Note 2—"Chapter 11 Proceedings" and Note 10—"Related Party Transactions" to the accompanying unaudited condensed consolidated financial statements.

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

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $2.8 million and $6.8 million for the quarter and three quarters ended September 27, 2001. The Company's goodwill transitional impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The Company will conduct its annual valuation in the fourth quarter of 2002.

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

        The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the Company's fourth quarter of 2001 and is to be applied retroactively. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

  Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of the results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

  Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Item 3.
QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of September 26, 2002, the Company had term borrowings of $225.0 million under its senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of prime rate of Bankers Trust Company or federal funds rate plus 0.5%) or the Eurodollar Rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facility. At September 26, 2002, the borrowings outstanding under the Company's term credit facilities bore interest approximately 4.6%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at September 26, 2002, would have increased reported interest expense by approximately $281,000 for the quarter ended September 26, 2002 and $750,000 for the three quarters ended September 26, 2002.

Item 4.
CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of IPO Proceeds

        In May 2002, the Company consummated the initial public offering of 18.0 million shares of its Class A common stock. The shares of Class A common stock sold in the offering were registered under the Securities Act of 1933, as amended, on two Form S-1 Registration Statements (File Nos. 333-84096 and 333-87870) that were declared effective by the Securities and Exchange Commission on May 8, 2002. All of the offered shares were sold at $19.00 per share, for an aggregate offering price of $342.0 million. The net offering proceeds to us, after deducting underwriting discounts, commissions and other offering expenses totaling approximately $27.2 million, were approximately $314.8 million.

        The Company used a portion of its net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit facility and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. Since that time, the Company has used an additional $34.0 million of the net proceeds to purchase the remaining outstanding shares of capital stock of United Artists held by United Artists' minority shareholders. The Company intends to use the remaining proceeds to further fund Regal CineMedia, fund the Company's fourth quarter 2002 dividend payment and for general corporate purposes. The Company continues to invest the remainder of the net proceeds from the offering in short-term money market and money market equivalent securities.

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

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Stockholders' Agreement, dated May 14, 2002, by and among the Company, Anschutz Investment Fund, LP, ACE II LLC, Juniper Family Investments, LLC, Lyndia K. Harvey as Trustee of the Lyndia K. Harvey Revocable Trust and OCM Principal Opportunities Fund II, L.P. and the stockholders of the Company identified on Appendix I attached thereto
10.2
Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation, as a Borrower, Regal Cinemas, Inc., as a Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporation's Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930) and incorporated herein by reference)
  (b)
  Reports on Form 8-K:

        On August 12, 2002, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: November 12, 2002	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer
Date: November 12, 2002	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer
Date: November 12, 2002	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Michael L. Campbell, Co-Chief Executive Officer of Regal Entertainment Group, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Regal Entertainment Group;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer

CERTIFICATIONS

I, Kurt C. Hall, Co-Chief Executive Officer of Regal Entertainment Group, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Regal Entertainment Group;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer

CERTIFICATIONS

I, Amy E. Miles, Chief Financial Officer, Executive Vice President and Treasurer of Regal Entertainment Group, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Regal Entertainment Group;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ AMY E. MILES Amy E. Miles Chief Financial Officer, Executive Vice President and Treasurer

REGAL ENTERTAINMENT GROUP

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2002

Exhibit Number	Exhibit Description
10.1	Amended and Restated Stockholders' Agreement, dated May 14, 2002, by and among the Company, Anschutz Investment Fund, LP, ACE II LLC, Juniper Family Investments, LLC, Lyndia K. Harvey as Trustee of the Lyndia K. Harvey Revocable Trust and OCM Principal Opportunities Fund II, L.P. and the stockholders of the Company identified on Appendix I attached thereto
10.2
Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation, as a Borrower, Regal Cinemas, Inc., as a Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporation's Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930) and incorporated herein by reference)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP (NOTE 1) UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
REGAL ENTERTAINMENT GROUP (NOTE 1) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
REGAL ENTERTAINMENT GROUP (NOTE 1) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
REGAL ENTERTAINMENT GROUP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 26, 2002
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
REGAL ENTERTAINMENT GROUP Exhibit Index LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2002