Form 10-K
period 2002-12-26
REGAL ENTERTAINMENT GROUP
filed 2003-03-26
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2002

Commission file number: 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (Internal Revenue Service Employer Identification Number)
9110 East Nichols Avenue, Suite 200 Centennial, CO (Address of Principal Executive Offices)	80112 (Zip Code)
Registrant's Telephone Number, Including Area Code: 303/792-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 27, 2002, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $511,488,969 (22,248,324 shares at a closing price per share of $22.99).

Shares of Class A common stock outstanding—46,765,646 shares at March 20, 2003
Shares of Class B common stock outstanding—85,287,957 shares at March 20, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be used in connection with its 2003 Annual Meeting of Stockholders and to be filed within 120 days of December 26, 2002 are incorporated by reference into Part III, Items 10-13, of this report on Form 10-K.

TABLE OF CONTENTS

PART I
Item 1. Business
The Company
Description of Business
Recent Developments
Industry Overview
Industry Trends
Theatre Operations
Regal CineMedia Operations
Film Distribution
Film Licensing
Concessions
Competition
Marketing and Advertising
Management Information Systems
Seasonality
Employees
Regulation
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Critical Accounting Policies
Basis of Presentation
Results of Operations for the Fiscal Year Ended December 26, 2002 and the Period Ended January 3, 2002
Liquidity and Capital Resources
Contractual Obligations and Commitments
Quarterly Results
Inflation
Seasonality
Results of Operations for Fiscal 2001 and 2000—United Artists
Recent Accounting Pronouncements
Risk Factors
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

REGAL ENTERTAINMENT GROUP

PART I

        The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and "Business" as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS

THE COMPANY

        Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 ("we," "us," "our," the "Company" or "Regal"), is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries and United Artists Theatre Company ("United Artists") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("Regal CineMedia"). The terms Regal Cinemas, United Artists, Edwards and Regal CineMedia shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, please see Note 1 to the financial statements included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference. Each of the theatre circuits operated by Regal Cinemas, United Artists and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to Regal's acquisition of such entities. For a detailed discussion of these bankruptcy proceedings, please see Note 3 to such financial statements, which is incorporated herein by reference. The Company manages its business under one reportable segment—theatre exhibition operations.

DESCRIPTION OF BUSINESS

Overview

        Regal operates the largest and most geographically diverse theatre circuit in the United States, consisting of 5,663 screens in 524 theatres in 36 states as of December 26, 2002, with over 250 million annual attendees. Regal operates approximately 16% of all screens in the United States. The Company's geographically diverse circuit includes theatres in 9 of the top 10 and 41 of the top 50 U.S. demographic market areas, which includes locations in suburban growth areas. The Company primarily operates multi-screen theatres and has an average of 10.8 screens per location, which is well above the 2002 average of 5.8 screens per location for the North American motion picture exhibition industry. The Company develops, acquires and operates multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that at December 26, 2002, approximately 83% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor. Regal CineMedia was formed during 2002 to focus exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage the Company's existing asset and customer bases. The Company believes the size, reach and quality of its theatre circuit provide an exceptional platform to realize economies of scale in its theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

        The Company has achieved growth in revenues and income from operations before depreciation and amortization expense, merger and restructuring expenses, and gain/loss on disposal and impairment of operating assets ("EBITDA"). As a result of the Company's focus on enhancing revenues, operating efficiently, strictly controlling theatre-level costs and successfully integrating accretive acquisitions, the Company has achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry. EBITDA was approximately $443.4 million, or 20.7% of total revenues, for the year ended December 26, 2002. We believe that EBITDA provides a useful measure of cash flows from operations for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess the performance of our Company. The Company's definition of EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail herein. EBITDA, as defined by the Company, may not be comparable to similarly titled measures reported by other companies. For fiscal 2002, the Company reported total revenues, operating income and net income of $2,140.2 million, $283.6 million and $117.2 million, respectively. In addition, the Company generated $373.2 million of cash flows from operations. Please see Part II, Item 7, of this Form 10-K, under the caption "Results of Operations for Regal for the fiscal year ended December 26, 2002 and period ended January 3, 2002" for a tabular reconciliation of EBITDA to operating income.

Business Strategy

        Our business strategy is to continue to enhance our leading position in the motion picture exhibition industry and to create incremental revenue growth and opportunities through Regal CineMedia. Key elements of our strategy include:

        Enhancing Operating Efficiencies.    We intend to generate operating margins that are among the highest in the industry by continuously attempting to improve our operating efficiency. By combining the operations of Regal Cinemas, United Artists and Edwards, we believe we have taken an important step toward improving our operating efficiency by creating economies of scale and eliminating corporate redundancy. We believe we can further enhance our operating results through the application of best practices from across the combined company.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience and the financial flexibility provided by our conservative capital structure position us well to execute future acquisitions. We may selectively pursue theatre acquisitions, such as the Hoyts Cinemas Corporation acquisition described below under "Recent Developments", that enhance our market position and asset base and improve our consolidated operating results. In addition, we may pursue acquisitions that strengthen our ancillary business by broadening our service offerings.

        Creating a Digital Network to Generate Ancillary Revenues.    We are generating additional revenue growth by deploying the equipment necessary to create our Digital Content Network ("DCN"), the largest digital video and communications network among domestic exhibitors. We intend to use the DCN to generate additional revenue from on-screen and in-lobby advertising, the distribution of entertainment, sports, music and other digital content and corporate communications services, conferencing, product introductions and distance learning. We believe the technical capabilities and reach of the DCN will enhance our advertising and promotions business by providing a more efficient purchasing process for advertisers and by streamlining the delivery of advertising, thus allowing for more targeted marketing. Additionally, by providing high quality pre-show programs and improved projection and sound capabilities, the DCN will provide a better entertainment experience for our patrons. The DCN will also enable us to leverage our assets more efficiently during non-peak periods from the rental of auditoriums on a single site and networked basis for seminars, business conferencing, distance learning, and other business meetings and from the distribution of alternative digital programming in the sports, music, entertainment, and educational categories.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue theatre and screen expansion opportunities that meet our strategic and financial return criteria. We also intend to enhance our operations by selectively expanding and upgrading existing properties in prime locations. We have combined the capital spending programs of Regal Cinemas, United Artists and Edwards under one management team to maximize our return on investment by enabling us to make strategic capital expenditures that we believe will provide the highest returns among our theatre portfolio.

Competitive Strengths

        We believe that the following competitive strengths position the Company to capitalize on future growth opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor with nearly twice as many screens as our nearest competitor. We operate 5,663 screens in 524 theatres in 36 states across the nation. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive concession contracts and generating economies of scale. We believe that our market leadership positions us to capitalize on favorable attendance trends, attractive consolidation opportunities and ancillary businesses.

        Superior Management Drives Strong Operating Margins.    We have developed a proven operating philosophy focused on efficient operations and strict cost controls at both the corporate and theatre levels. At the corporate level, we are able to leverage our size and operational expertise to achieve economies of scale in purchasing and marketing functions. We have developed an efficient purchasing and distribution supply chain that generates favorable concession margins. At the theatre level, management devotes significant attention to cost controls through the use of detailed management reports and performance-based compensation programs to encourage theatre managers to practice effective cost control. For fiscal 2002, the Company generated an EBITDA margin of 20.7% and EBITDA per screen of approximately $78,300. For fiscal 2002, the Company reported total revenues, operating income and net income of $2,140.2 million, $283.6 million and $117.2 million, respectively. In addition, the Company generated $373.2 million of cash flows from operations. Please see Part II, Item 7, of this Form 10-K, under the caption "Results of Operations for Regal for the fiscal year ended December 26, 2002 and period ended January 3, 2002" for a tabular reconciliation of EBITDA to operating income.

        Healthy Balance Sheet and Strong Cash Flow Generation.    We believe that we have one of the most conservative capital structures among reporting motion pictures exhibitors with stockholders' equity of $1,270.8 million as of December 26, 2002. As of December 26, 2002, we had a ratio of net debt to EBITDA of 0.91. Regal Cinemas, Inc., United Artists and Edwards have invested approximately $1.9 billion in capital expenditures since 1997 to expand and upgrade their theatre circuits. As a result, we do not expect to require major capital reinvestments in the near term to maintain our operations in excess of those included in our capital spending programs. By combining our capital structure with our operating margins and limited need to make maintenance capital expenditures, we believe that we will generate significant cash flow from operations to take advantage of future growth opportunities.

        Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. We have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of 13 theatre circuits since 1995. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.

        Reorganizations Formed a Stronger Circuit with More Flexibility.    Our theatre operations completed reorganizations that have enabled us to improve our asset base and profitability. By selectively closing under-performing locations and negotiating rent reductions and lease termination rights, we have enhanced our operational flexibility and created competitive advantages over major theatre operators that have not entered or completed a bankruptcy reorganization process. The reorganization process did, however, result in significant claims being asserted against Edwards and Regal Cinemas, Inc., which we continue to address. Several of those claims may result in significant payments to the claimants. At December 26, 2002, the Company had accrued approximately $23.6 million for the estimated costs to resolve these bankruptcy claims. To the extent these claims are allowed, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by The Anschutz Corporation and its subsidiaries ("Anschutz") and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group"). The timing of payment on these claims will depend upon the resolution of these claims.

        Quality Theatre Portfolio.    Regal Cinemas, Inc., United Artists and Edwards have invested approximately $1.9 billion in capital expenditures since 1997. As a result, we believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. Approximately 61% of our screens are located in theatres featuring stadium seating. Approximately 76% of our screens are located in theatres with 10 or more screens. Our theatres have an average of 10.8 screens per location, which is well above the 2002 average of 5.8 screens per location for the North American motion picture exhibition industry.

        Leading Access to First-Run Films.    Approximately 83% of our screens are located in film licensing zones in which we are the sole exhibitor. Being the sole exhibitor in a film licensing zone provides us with access to all films distributed by major distributors and eliminates our need to compete with other exhibitors for films in that zone. As the sole exhibitor in a particular zone, we can exhibit all commercially successful films on our screens, subject to a successful negotiation with the distributor, and have the ability to compete for attendance generated from commercially popular films.

        Distinctive Opportunity in Ancillary Revenues.    We are the largest and most geographically diverse theatre circuit in the nation with over 250 million annual attendees and a nationwide presence that includes 9 of the top 10 and 23 of the top 25 U.S. demographic market areas. We believe our asset base, when combined with our DCN, provides an attractive platform for advertisers and entertainment, sports, music and other content providers to reach a desirable customer base and for businesses to use for corporate communications services, conferencing, product introductions, and distance learning. We believe we will be able to generate additional revenues from digital on-screen and in-lobby advertising, the distribution of entertainment, sports, music and other digital content, and by providing corporate communications services. Our subsidiary, Regal CineMedia, focuses exclusively on leveraging our theatre assets with digital distribution and projection and other new technology to increase our revenues from these complementary lines of business.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders and differentiates us from our competitors. To that end, the Company paid on December 13, 2002 our first cash dividend of $0.15 per share of Class A and Class B common stock, or approximately $19.8 million in the aggregate, to our stockholders of record on November 26, 2002, and declared on February 3, 2003 our second cash dividend of $0.15 per share of Class A and Class B common stock, payable on March 14, 2003, to our stockholders of record on February 25, 2003. Dividends are considered quarterly and may be paid only when approved by our board of directors.

RECENT DEVELOPMENTS

        On February 3, 2003, the Company entered into a definitive stock purchase agreement pursuant to which the Company agreed to acquire certain assets of Hoyts Cinemas Corporation ("Hoyts Cinemas") for a combination of cash of approximately $100 million and Class A common stock (ranging from 4,308,390 to 4,761,905 shares based on the 14 trading days ending on the second trading day prior to closing of the transaction) and the assumption of certain capital leases. Under the stock purchase agreement, Regal expects to acquire 52 of the 97 Hoyts Cinemas theatres representing 554 screens located in 10 states in the Northeastern United States. Regal anticipates closing the transaction during the first half of 2003. There can be no assurance, however, that this transaction will be completed when anticipated or at all.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% and annual attendance grew to approximately 1.6 billion attendees in 2002. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. In 2002, total box office revenues increased for the eleventh consecutive year, increasing by approximately 13% to $9.5 billion, and attendance grew approximately 9% to 1.6 billion attendees.

        During the late 1990's, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and the upgrade of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue and operating income per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization has benefited exhibitors as patrons of closed theatres have migrated to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        The recent industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format that typically included 10 or more screens per theatre and adding enhanced features such as stadium seating, improved projection quality and superior sound systems. From 1996 to 1999, the five largest motion picture exhibitors spent over $4.1 billion on capital expenditures to expand and upgrade their theatre circuits. As a result of the extensive capital investment over the last several years, we believe future capital expenditures needed to maintain these modern theatres will be modest.

        We believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. In addition, for the foreseeable future, we do not believe that additional major amenities will be required to meaningfully enhance the moviegoing experience. Consequently, we believe major exhibitors have reduced capital spending and the rate of new screen growth substantially.

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 8% from 1995 to 2002. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Increasingly Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1992, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.6 to 5.7 times per year.

        Ongoing Screen Rationalization.    In 2000 and 2001, substantially all of the major motion picture exhibitors reduced their expansion plans and implemented screen rationalization programs to close under-performing theatres. This screen count rationalization benefits exhibitors as patrons of closed theatres migrate to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        Model Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex theatre is the appropriate facility for most markets. Over the last several years, major exhibitors have spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    Box office revenues are increasingly diversified among a number of strong movies rather than concentrated on a few major "hits." Box office revenues from the top 10 grossing movies as a percentage of annual total box office revenues have declined from an average of 29% during 1990 through 1992 to an average of 26% during 2000 through 2002. This increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies as opposed to attracting patrons to only a few major releases.

        Extension of Movie Release Calendar Reduces Seasonality.    Distributors have increasingly staggered new releases over more weekends as opposed to opening multiple movies on the same weekend or saving major releases for only a few holiday weekends. This trend has reduced the seasonality of box office revenues by spreading attendance over an extended period of time, which we believe benefits exhibitors by increasing admissions and concessions revenues.

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 5,663 screens in 524 theatres in 36 states as of December 26, 2002. We operate theatres in 9 of the top 10 and 41 of the top 50 U.S. demographic market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our brands through our wholly owned subsidiaries, Regal Cinemas, Edwards, and United Artists.

        We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

        Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. In addition, we believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 26, 2002:

State	Locations	Number of Screens	State	Locations	Number of Screens
California	89	952	Louisiana	11	83
Florida	49	665	Indiana	7	82
New York	35	370	Maryland	6	68
Texas	27	328	Illinois	4	67
Washington	36	326	Minnesota	6	64
Ohio	25	296	Idaho	7	63
Pennsylvania	26	286	New Mexico	8	58
Virginia	24	268	Alaska	5	43
Georgia	20	263	Michigan	4	41
Oregon	26	211	Arkansas	4	37
Tennessee	13	154	Delaware	2	33
New Jersey	12	148	Oklahoma	2	26
Colorado	14	118	Arizona	2	21
Alabama	9	118	Missouri	1	18
North Carolina	14	111	Kentucky	1	16
Nevada	9	110	Wisconsin	1	16
Mississippi	15	100	West Virginia	1	12
South Carolina	8	89	Connecticut	1	2

        In connection with the combination of our three theatre circuits, we have implemented best management practices across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal University," which is held at Regal Cinemas' Corporate Headquarters. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

        In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities. To maintain quality and consistency within our theatre circuit, district and regional managers regularly inspect each theatre. We also operate a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

REGAL CINEMEDIA OPERATIONS

        Regal CineMedia focuses on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that utilize our existing theatre operating personnel and leverage our existing asset and customer bases. We have committed resources and dedicated a management team with experience in these new business areas to focus exclusively on these opportunities and on emerging technologies such as digital advertising, business meetings, and alternative content distribution. We are investing in the equipment necessary to create the DCN, the largest digital network among U.S. theatre operators. While digital projection technologies required to display motion pictures in our theatres are not yet commercially viable, lower-cost digital video and communications technology is available to expand the revenue generating capabilities and opportunities. During 2002, 1,919 screens within 159 theatres in 15 markets were deployed as part of this digital network. In addition, the DCN is connected to 575 plasma screens that have been installed in the lobbies and other high-traffic locations within these theatres to provide additional advertising reach and exposure. We intend to expand the DCN to approximately 4,500 screens in 45 markets (approximately 80% of the total screens) in approximately 375 theatres by the end of 2003. The total investment in the DCN is expected to be approximately $67 million, of which we have invested approximately $28.5 million as of December 26, 2002. We believe that this digital network will enable us to more effectively capitalize on ancillary revenue opportunities.

        In-Theatre Advertising.    We believe that our theatres and DCN provide an attractive platform for advertisers by allowing them to target a large and desirable customer base and reduce the cost of in-theatre advertising. We believe on-screen and in-lobby advertising allows advertisers to achieve high impact appeal due to the captive nature of the movie audience and the sound and projection capabilities of our theatres. On April 12, 2002, in connection with the exchange transaction described in Note 1 to the accompanying financial statements, Regal CineMedia acquired the assets of Next Generation Network, Inc. ("NGN") to use in implementing Regal CineMedia's business plan. We have modified and upgraded the distribution software acquired from NGN to distribute digital advertising content throughout our theatres and to other sites. The addition of digital video and communications technologies will further improve the quality of our on-screen advertising business, marketing and promotions business by replacing our slide projectors and 35mm "rolling stock" advertising and making the delivery of advertising more time and cost efficient for advertisers and by allowing for more targeted marketing. Prior to the deployment of the DCN, our in-theatre advertising programs consisted of rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Within the DCN, the rolling stock commercials, intermission slides, and intermission music will be replaced by a "digital pre-show" which includes, in addition to high quality advertising, segments of entertaining and informative content provided by national media companies such as NBC, Turner Broadcasting, Universal Entertainment, and the "How Stuff Works" publishing firm (collectively the "Content Partners"). In addition to the long-term marketing and programming relationships created with the Content Partners, we have strong business relationships with many national advertisers, such as the Coca-Cola Company, and with a leading Internet ticket provider, Fandango. Advertising revenues generally generate high margins because they utilize our existing theatre assets and personnel. In January 2003, the new digital pre show that has been branded "The Twenty" was launched on approximately 2,000 screens in 15 markets.

        Regal CineMeetings and Events.    Previously known as United Artists' Satellite Theatre Network, Regal CineMeetings and Events rents theatres on an individual or networked basis for seminars, corporate training, business meetings, distance learning or business communication uses, product and customer research and other entertainment uses such as concerts and movie premieres. By utilizing the DCN and telephone networks, we can provide a video conferencing network and two-way audio broadcasting and teleconferencing services. Theatre rentals allow us to utilize our assets more effectively during non-peak periods, such as weekday mornings.

        Other Ancillary Business Opportunities.    We believe that we will generate additional revenues in the future as we continue to expand our ancillary business activities. These activities are currently focused on creating a new kind of national digital distribution network for the distribution of sports, music, entertainment, education and other forms of digital content to paying customers as well as for promotional purposes. As the new programming "Channels" are developed they will be included as one of the product offerings of the Regal CineMedia and Events business units. In addition, Regal CineMedia will work closely with our theatre operations group to leverage new technologies to create a more interactive relationship with patrons, to improve the marketing information we provide advertisers and thus improve the local marketing of motion pictures and provide a better overall movie-going experience for our customers.

        Group Advance Ticket and Gift Certificate Sales.    Regal CineMedia manages the sale of the Company's advance tickets sold to corporations and groups and the sale of gift certificates to individuals and groups. Cross-selling and bundling strategies across the advertising sales and other Regal CineMedia sales groups and across various of the Regal CineMedia product offerings provides many sales and operational cost benefits.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television, international distribution and satellite and pay-per-view services. A strong opening run at the theatre can establish a film's success and substantiate the film's revenue potential for both domestic and international distribution channels. For example, the value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, studios' revenue-sharing percentage and ability to control the choice of distribution channels generally declines as a film moves further from its theatrical release. As the primary distribution window for the public's evaluation of films, domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $58.8 million in 2002 compared with approximately $28.9 million in 1992, while the average cost to advertise and promote a film averaged approximately $30.6 million in 2002 compared with approximately $11.5 million in 1992.

FILM LICENSING

        Evaluation of Film.    We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected rating from the Motion Picture Association of America. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as on the availability of commercially successful motion pictures.

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film licensing zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density.

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will either allocate films among the exhibitors in the zone, or, on occasion, may require the exhibitors in the zone to bid for a film. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor. We currently do not bid for films in any of our markets.

        Film Rental Fees.    Film licenses typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenues formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film's run. Under a theatre admissions revenues formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. Although not specifically contemplated by the provisions of film licenses, rental fees actually paid by us are in some circumstances adjusted subsequent to exhibition in relation to the commercial success of a film in a process known as "settlement."

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. However, according to industry reports, ten distributors accounted for approximately 94% of admissions revenues and 49 of the top 50 grossing films during 2002. While one motion picture distributor can dominate any given weekend's business, no single distributor dominates the market for an annual period. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.5% of our total revenues from concessions sales during 2002. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and training employees to cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure favorable licensing terms;

  •
  seating capacity, location and reputation of their theatres;

  •
  quality of projection and sound systems at their theatres; and

  •
  ability and willingness to promote the films they are showing.

        Our competitors vary substantially in size, from small independent exhibitors to large national chains. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. As the largest motion picture exhibitor, however, we believe that we will be able to generate economies of scale and operating efficiencies that will give us a competitive advantage over many of our competitors.

        We also compete with other motion picture distribution channels, including home video, cable television, broadcast television and satellite and pay-per-view services. Other new technologies (such as video on demand) could also have an adverse effect on our business and results of operations. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants. In an effort to offset the competitive effects of these alternative distribution channels and forms of entertainment on our primary business, we are continuing to develop our ancillary revenues through our digital advertising and corporate communications services, and through our other Regal CineMedia product offerings.

        In addition to the motion picture industry, we also operate in other industries as a result of our ancillary business activities. These industries currently include advertising services and business communications services. Our advertising services compete with other forms of marketing media, including television, radio and billboards, as well as advertising in shopping centers, airports, stadiums, supermarkets and public transportation, including taxis, trains and buses. While we believe that in-theatre advertising and promotions are becoming increasingly common, advertisers may choose alternative methods of conveying their messages. If this occurs, it may have an adverse effect on our ancillary business activities and may affect our results of operations.

        Our auditorium rental and business communications services compete with other forms of large-scale venues, including hotel conference centers, concert halls, other public meeting venues and in-house communications equipment. We believe that our combination of size, geographic distribution and advanced technology offer customers a unique and effective venue for events such as employee meetings and product demonstrations.

        We believe that we have enhanced our operational flexibility and created competitive advantages over other major theatre operators who have not entered or completed a bankruptcy reorganization process.

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, and movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper's circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series, a frequent moviegoer promotional programs, named the Regal Crown Club, cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology in all areas of our business. We provide many ways for our customers to purchase tickets, ranging from the point of sale terminals in each theatre box office, to the self-service kiosks to Internet-based ticketing. We use our information technology systems to manage all aspects of our business. Our point of sale systems enable us to monitor cash transactions and detect fraud and inventory shrinkage, while capturing information about sales and attendance needed for film booking and settlement. Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings events while also ensuring that each movie audience views the intended set of advertisements and newspaper advertisements provide the correct show starting times. Our continuing investment in information technology has enabled our management team to operate our theatres efficiently.

SEASONALITY

        Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

EMPLOYEES

        As of December 26, 2002, we employed approximately 22,797 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

REGULATION

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard, and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

Item 2. PROPERTIES

        As of December 26, 2006, we operated 440 of our theatres pursuant to lease agreements and owned the land and buildings for 84 theatres. For a December 26, 2002 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. Of the 524 theatres operated by us as of December 26, 2002, 181 were acquired as existing theatres and 343 have been developed by us. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our theatre operating corporate office is located in approximately 96,450 square feet of space in Knoxville, Tennessee. Our and Regal CineMedia's corporate office is located in approximately 47,500 square feet of space in Centennial, Colorado. We believe that these facilities are adequate for our operations.

Item 3. LEGAL PROCEEDINGS

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease or construct such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry has adversely impacted their ability to release first-run industry-anticipated top-grossing commercial films, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. Management believes that the allegations are without merit and intends to defend vigorously the Plaintiffs' claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 26, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2003, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	49	Co-Chairman of the board of directors and Co-Chief Executive Officer of Regal and Chief Executive Officer of Regal Cinemas
Kurt C. Hall	43	Co-Chairman of the board of directors and Co-Chief Executive Officer of Regal and President and Chief Executive Officer of Regal CineMedia
Gregory W. Dunn	43	Executive Vice President and Chief Operating Officer
Amy E. Miles	36	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	42	Executive Vice President, General Counsel and Secretary

        Michael L. Campbell is our Co-Chairman and Co-Chief Executive Officer and is Chief Executive Officer of Regal Cinemas. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as President and Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 3 to the financial statements included in this Form 10-K. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Fandango, Inc. and serves as a director of the National Association of Theatre Owners ("NATO") and serves on its executive committee of the board of directors.

        Kurt C. Hall is our Co-Chairman and Co-Chief Executive Officer and is President and Chief Executive Officer of Regal CineMedia. Mr. Hall served as President and Chief Executive Officer of United Artists from March 6, 1998 to August 8, 2002, and as a director from May 12, 1992 until August 8, 2002. Mr. Hall served as a director and executive officer of United Artists when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 3 to the financial statements included in this Form 10-K. Prior thereto, Mr. Hall served as Chief Operating Officer since February 24, 1997, and as Executive Vice President since May 12, 1992. Mr. Hall was Chief Financial Officer of United Artists Theatre Circuit, Inc., a wholly owned subsidiary of United Artists, from May 12, 1992 to March 5, 1998. Mr. Hall serves on the executive committee of NATO.

        Gregory W. Dunn is our Executive Vice President and Chief Operating Officer and President and Chief Operating Officer of Regal Cinemas and served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 3 to the financial statements included in this Form 10-K. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles is our Executive Vice President, Chief Financial Officer and Treasurer and has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 3 to the financial statements included in this Form 10-K. Prior thereto, Ms. Miles was Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 3 to the financial statements included in this Form 10-K. Prior thereto, Mr. Brandow was Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common equity consists of Class A and Class B common stock. Our Class A common stock has traded on the New York Stock Exchange since May 9, 2002 under the symbol "RGC." There is no established public trading market for our Class B common stock.

        The following table sets forth the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	Fiscal 2002
	High	Low
Second Quarter (May 9 - June 27, 2002)	$25.10	$21.10
Third Quarter (June 28 - September 27, 2002)	24.70	16.00
Fourth Quarter (September 28 - December 26, 2002)	22.73	17.40

        On March 20, 2003, there were 115 stockholders of record of our Class A common stock and two stockholders of record of our Class B common stock.

  Dividend Policy

        On December 13, 2002, we paid our first cash dividend of $0.15 per share of Class A and Class B common stock, or $19.8 million in the aggregate, to our stockholders of record on November 26, 2002. On February 3, 2003, we declared our second cash dividend of $0.15 per share of Class A and Class B common stock, payable on March 14, 2003, to our stockholders of record on February 25, 2003. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on payment of dividends, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regal Cinemas Senior Credit Facility" and Note 6 to the accompanying financial statements.

  Use of Proceeds

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

        The Company used a portion of its net proceeds from its initial public offering to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit facility and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. Since that time, the Company has used approximately an additional $34.0 million of the net proceeds to purchase the remaining outstanding shares of common stock of United Artists held by United Artists' minority shareholders and warrants to purchase shares of common stock of United Artists held by various institutional holders, $19.8 million to fund the Company's fourth quarter 2002 dividend payment, and the remaining $5.3 million for general corporate purposes.

Item 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA FOR REGAL ENTERTAINMENT GROUP

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

        We present below selected historical financial data for Regal based on historical data for the period ended January 3, 2002, considering the historical results for United Artists for the period from March 2, 2001 to January 3, 2002, and Edwards for the period from September 29, 2001 to December 27, 2001 (the fiscal 2001 periods in which Anschutz controlled United Artists and Edwards, "the period under common control"), and for the year ended December 26, 2002, considering the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002, the date upon which Anschutz acquired its controlling equity interest in Regal Cinemas). The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operation on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. Because historical financial data for Regal for the periods under common control ended January 3, 2002 include only partial year data for United Artists (from March 2, 2001) and Edwards (from September 29, 2001), we have included limited information for Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	December 26, 2002	Period Under Common Control Ended January 3, 2002
	(in millions)
Statement of Operations Data:
Total revenues	$2,140.2	$556.9
Operating income	283.6	34.1
Net income	117.2	4.9

	As of December 26, 2002	As of January 3, 2002
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$276.0	$68.0
Total assets	2,310.2	1,122.7
Total long term obligations	678.4	438.9
Stockholders' Equity	1,270.8	383.0

SELECTED HISTORICAL FINANCIAL AND OTHER DATA FOR UNITED ARTISTS

        In the table below we provide you with the historical financial data of United Artists, our predecessor company for accounting purposes. Effective March 1, 2001 United Artists emerged from protection under Chapter 11 of the United States Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations. In accordance with AICPA Statement of Position 90-7, United Artists adopted fresh start reporting whereby United Artists' assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001, the date control was acquired by Anschutz. For the periods prior to March 2, 2001, the assets and liabilities of United Artists and the related consolidated results of operations are referred to below as "Historical Company", and for periods subsequent to March 1, 2001, the assets and liabilities of United Artists and the related consolidated results of operations are referred to as the "Reorganized Company."

        As a result of the above, the financial data of the Historical Company is not comparable to the financial data of the Reorganized Company. For this and other reasons, you should read the selected historical financial data provided below in conjunction with United Artists' consolidated financial statements and accompanying notes found elsewhere in this Form 10-K and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations." As previously discussed, the results of operations of the Reorganized Company are included in the results of operations of Regal commencing March 1, 2001.

		Historical Company
	Reorganized Company
			For The Fiscal Years Ended(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	December 28, 2000	December 30, 1999	December 31, 1998
	(in millions)
Revenue:
Admissions	$322.2	$69.1	$372.4	$433.1	$454.4
Concession sales	130.1	26.9	154.6	174.4	188.5
Other	19.2	3.2	23.3	23.9	19.6

Total revenue	471.5	99.2	550.3	631.4	662.5
Costs and expenses:
Film rental and advertising expenses	179.3	36.2	204.9	244.0	248.5
Direct concession costs	14.8	3.1	18.0	22.7	28.0
Other operating expenses	181.4	35.7	227.5	264.0	260.2
Sale and leaseback rentals	14.8	2.9	16.9	16.8	14.5
General and administrative	16.8	3.2	21.3	22.6	23.4
Depreciation and amortization	35.6	6.8	44.8	53.5	53.9
Asset impairments, lease exit and restructure costs(2)	2.9	1.1	55.1	61.6	36.3
Gain on disposition of assets, net	(2.1)	(4.6)	(14.4)	(4.5)	(1.0)

Total costs and expenses	443.5	84.4	574.1	680.7	663.8

Operating income (loss) from continuing operations	$28.0	$14.8	$(23.8)	$(49.3)	$(1.3)

Net income (loss) available to common stockholders	$3.2	$534.4	$(123.6)	$(127.3)	$(98.0)

		Historical Company
	Reorganized Company
			For The Fiscal Years Ended(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	December 28, 2000	December 30, 1999	December 31, 1998
	(in millions, except operating data)
Other financial data:
Cash flow provided by (used in) operating activities	38.8	(2.7)	(1.2)	(9.5)	42.6
Cash flow provided by (used in) investing activities	6.1	2.7	1.5	(35.4)	(113.4)
Cash flow provided by (used in) financing activities	(22.0)	2.6	0.3	52.7	68.2
Operating data:
Theatre locations	205	214	220	291	330
Screens	1,574	1,590	1,625	2,049	2,229
Average screens per location	7.7	7.4	7.4	7.0	6.8
Attendance (in millions)	54.7	12.0	66.7	80.9	89.5
Average ticket price	$5.89	$5.76	$5.58	$5.35	$5.08
Average concessions per patron	2.38	2.24	2.32	2.15	2.11
Balance sheet data at period end:
Cash and cash equivalents	$23.5	$7.5	$11.4	$16.0	$8.2
Total assets	453.6	422.5	432.5	534.3	579.1
Total debt(3)	248.6	727.5	722.5	721.6	653.9
Stockholders' equity (deficit)	99.4	(519.3)	(519.3)	(394.1)	(268.2)

(1)
Beginning in 1999, United Artists changed its reporting period from the traditional calendar year to a 52/53 week presentation. The 2001 year contained 53 weeks and ended on January 3, 2002. The 2000 and 1999 years contained 52 weeks and ended on December 28 and December 30, respectively.

(2)
Includes non-cash charges for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the non-cash write off of under-performing theatres, and costs related to United Artists' restructuring, exclusive of those amounts incurred subsequent to the petition date (September 5, 2000), which are classified as reorganization items.

(3)
Total debt at December 28, 2000 and at March 1, 2001 includes $716.4 million of debt that is a liability subject to compromise as part of United Artists' reorganization.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and United Artists and the notes thereto included elsewhere in this report on Form 10-K.

Overview

        We are the largest domestic motion picture exhibitor with 5,663 screens in 524 theatres in 36 states as of December 26, 2002. We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the accompanying financial statements) and on September 29, 2001 of the Edwards Bankrupt Entities (as defined in Note 1 to the accompanying financial statements). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities described in Note 1 to the accompanying financial statements emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues and became our wholly owned subsidiary on April 12, 2002. On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards and, as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's financial statements for the period ended January 3, 2002 reflect only the results of operations of United Artists from March 1, 2001 and Edwards from September 30, 2001 to December 27, 2001. The Company's financial statements of operations for the year ended December 26, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002).

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies such estimates and assumptions on an ongoing basis, including but not limited to those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of its results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors. Actual film costs and film costs payable could differ from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual economic lives may differ materially from these estimates. In addition, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the asset, such assets are written down to fair value.

  •
  The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. Based on an impairment test conducted during the fourth quarter of 2002, the Company was not required to record a charge for goodwill impairment. The Company will perform a fourth-quarter goodwill impairment test on an annual basis. In assessing the recoverability of the goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the tax authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized. The Company expects that certain deferred income tax assets are not more likely than not to be recovered and, therefore, has established a valuation allowance. The Company reassesses the need for such allowance on an ongoing basis. Should the Company ultimately realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced. The Company believes that its provision for income taxes is adequate pertaining to any assessments from the tax authorities.

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

Basis of Presentation

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by vendor marketing programs and on-screen advertisements and rental of theatres for business meetings and other events by Regal CineMedia and electronic video games located adjacent to the lobbies of certain of the Company's theatres. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other theatre operating expenses consist primarily of theatre labor and occupancy costs.

Results of Operations for Regal for the fiscal year ended December 26, 2002 and period ended January 3, 2002

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's consolidated statements of operations for the fiscal year ended December 26, 2002 and the period ended January 3, 2002.

	Fiscal year ended December 26, 2002	Period ended January 3, 2002
Revenues:
Admissions	67.9%	68.7%
Concessions	27.5	27.5
Other operating revenues	4.6	3.8

Total operating revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs(1)	54.4	55.7
Cost of concessions(2)	14.3	11.8
Other theatre operating expenses(3)	35.4	40.8
General and administrative expenses(3)	3.1	3.8
Depreciation and amortization(3)	6.3	7.6
Merger and restructuring expenses and amortization of deferred stock compensation(3)	0.9	—
Loss on disposal and impairment of operating assets(3)	0.3	0.1
Total operating expenses(3)	86.8	93.9

Operating income(3)	13.2%	6.1%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.
(2)
Percentage of revenues calculated as a percentage of concessions revenues.
(3)
Percentage of revenues calculated as a percentage of total revenues.

        Total revenues, operating income and net income for the year ended December 26, 2002 were $2,140.2 million, $283.6 million and 117.2 million compared to $556.9 million, $34.1 million, and $4.9 million for the period ended January 3, 2002. The Company believes its historical results are not indicative of its current operations, and, as a result, has not provided an in-depth comparison of the year ended December 26, 2002 results versus those for the period ended January 3, 2002 because (i) its historical results do not reflect the results of operations for Regal Cinemas for the period ended January 3, 2002 and these results are significant to the Company, (ii) its historical results do not include a full year of operating results for Regal Cinemas or United Artists for the year ended December 26, 2002, and (iii) the Company's capital structure has changed significantly subsequent to the period ended January 3, 2002. Therefore, the Company does not believe an in-depth period-to-period comparison of these results would be useful in understanding its current operations.

  EBITDA

        EBITDA (income from operations before depreciation and amortization expense, merger and restructuring expenses, and gain/loss on disposal and impairment of operating assets) was approximately $443.3 million, or 20.7% of total revenues, for the year ended December 26, 2002 and was $77.0 million, or 13.8% of total revenues, for the period ended January 3, 2002. We believe EBITDA provides a useful measure of cash flows from operations for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess the performance of our Company. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail in this Form 10-K. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. For fiscal 2002, the Company reported total revenues, operating income and net income of $2,140.2 million, $283.6 million and $117.2 million, respectively. In addition, the Company generated $373.2 million of cash flows from operations. EBITDA is calculated as follows:

	Fiscal Year Ended December 26, 2002	Period Ended January 3, 2002
	(in millions)
Operating income	$283.6	$34.1
Depreciation and amortization	134.4	42.6
Loss on disposal and impairment of operating assets	6.4	0.3
Merger and restructuring expenses and amortization of deferred stock compensation	18.9	—

EBITDA	$443.3	$77.0

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $373.2 million for the year ended December 26, 2002 compared to approximately $61.6 million for the period ended January 3, 2002. The increase was attributable to the inclusion of Edwards, Regal Cinemas and fifty-one weeks of United Artists in 2002 and to increases in net income and non cash items and changes in working capital items. Capital expenditures were $108.2 million for the year ended December 26, 2002 compared to $20.8 million for the period ended January 3, 2002. The increase is primarily due to the inclusion of Edwards, Regal Cinemas and fifty-one weeks of United Artists in 2002. In addition, Regal Cinemas, Inc. had approximately $166.7 million of cash on the date Anschutz acquired its controlling equity interest.

  Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: Regal Cinemas, United Artists, Edwards and Regal CineMedia. The Company was formed in the first quarter of 2002 and expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity are from its operating subsidiaries. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under the Regal Cinemas senior credit facilities.

        The Company's revenues are generally collected in cash through admissions and concessions revenues. The Company's operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. The Company's current liabilities generally include items that will become due within twelve months and, as a result, at any given time, the Company's balance sheet is likely to reflect a working capital deficit.

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $90 million to $100 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $43 million in connection with Regal CineMedia during 2003. The Company anticipates a significant portion of the Regal CineMedia capital expenditures to be made in connection with the development and deployment of the DCN to provide advertising and promotional services and to distribute various forms of digital programming. During the year ended December 26, 2002, the Company invested an aggregate of approximately $108.2 million in capital expenditures.

        As of December 26, 2002, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $219.4 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains a letter of credit of $15 million as of December 26, 2002, which reduces the availability under its senior revolving credit facility to $130 million.

        In May 2002, the Company issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through two Form S-1 Registration Statements (File Nos. 333-84096 and 333-87870) that were declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc.

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

        The Company used a portion of its net proceeds from its initial public offering to repay approximately $240.7 million of principal and accrued interest owed by United Artists under its term credit facility (see Note 6—"Long-Term Obligations" to the accompanying mandated consolidated financial statements) and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. Since that time, the Company has used approximately an additional $34.0 million of the net proceeds to purchase the remaining outstanding shares of common stock of United Artists held by United Artists' minority shareholders and warrants to purchase shares of common stock of United Artists held by various institutional holders, $19.8 million to fund the Company's fourth quarter 2002 dividend payment, and the remaining $5.3 million for general corporate purposes.

        On December 13, 2002, we paid our first cash dividend of $0.15 per share of Class A and Class B common stock, or $19.8 million in the aggregate, to our stockholders of record on November 26, 2002. On February 3, 2003, we declared our second cash dividend of $0.15 per share of Class A and Class B common stock, payable on March 14, 2003, to our stockholders of record on February 25, 2003. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        On February 3, 2003, the Company entered into a definitive stock purchase agreement pursuant to which the Company agreed to acquire certain assets of Hoyts Cinemas for a combination of cash of approximately $100 million and stock (ranging from 4,308,390 to 4,761,905 shares based on the 14 trading days ending on the second trading day prior to closing of the transaction) and the assumption of certain capital leases. Under the stock purchase agreement, Regal expects to acquire 52 of the 97 Hoyts Cinemas theatres representing 554 screens located in 10 states in the Northeastern United States. Regal anticipates closing the transaction during the first half of 2003.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of December 26, 2002, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$569.4	$14.1	$22.5	$182.8	$350.0
Capital lease obligations	4.1	0.2	0.4	0.4	3.1
Lease financing arrangements	97.8	1.8	4.7	6.3	85.0
Bankruptcy claims and Liabilities	23.6	23.6	—	—	—
Other long term obligations	7.1	0.9	2.1	3.2	0.9
Operating leases	3,367.9	221.4	432.4	423.7	2,290.4

Total contractual cash obligations	$4,069.9	$262.0	$462.1	$616.4	$2,729.4

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$145.0	—	—	—	$145.0

Total commercial commitments	$145.0	—	—	—	$145.0

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

        The following is a description of the Company's material indebtedness as of December 26, 2002:

  Regal Cinemas Senior Credit Facility

        Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at Regal Cinemas, Inc., to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims, which reduces the availability under its senior secured revolving credit facility to $130.0 million. As of December 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term credit facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At December 26, 2002, the interest rate on the senior credit facility was approximately 4.6%.

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

        The amended and restated senior credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA for the trailing four quarters (as defined in the amended and restated senior credit agreement) to exceed the ratio of (a) 3.5 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;
  •
  its ratio of consolidated EBITDA plus consolidated rent expense to interest plus rent expense to be less than 1.50 to 1 for any period of four consecutive fiscal quarters;
  •
  its ratio of consolidated senior debt to consolidated EBITDA for the trailing four quarters to exceed the ratio of (a) 2.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2003, (b) 2.25 to 1 for the first fiscal quarter 2004 through the fourth fiscal quarter in 2004, and (c) 2.00 to 1 from the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007, and thereafter;
  •
  its ratio of consolidated adjusted debt to consolidated EBITDA for the trailing four quarters plus consolidated rent expense for the trailing four quarters to exceed the ratio of (a) 5.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004, and (b) 5.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter; or
  •
  its capital expenditures as a percentage of the prior year's EBITDA to exceed 25% for fiscal 2002 and up to 35% for each year thereafter.

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

  Regal Cinemas, Inc. Leveraged Sale and Leaseback

        During 2000, Regal Cinemas, Inc. entered into a sale and leaseback transaction with an unaffiliated third party involving 15 of its owned theatres. Under the terms of this transaction, Regal Cinemas, Inc. sold the land and related improvements of the theatres for $45.2 million and leased them back for an initial lease term of 20 years, with an option to extend it for up to 20 additional years. Regal Cinemas accounts for these leases as operating leases.

  Regal Cinemas Lease Financing Arrangements

        For some of the Company's new theatre sites built in fiscal years 1999, 2000 and 2001, the Company was considered the owner (for accounting purposes) of the theatre during the construction period. In accordance with Emerging Issues Task Force No. 97-10, the Company was required to record the balance sheet obligations ($97.8 million at December 26, 2002) when the construction of the theatre was completed resulting in payments being recorded as interest expense and principal reduction rather than rent expense. These leases typically run for a period of 20 years.

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit ("UATC") entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 26, 2002 approximately $12.1 million of this cap has been utilized through theatre sales. Five additional properties which are no longer operational and are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $87.5 million in principal amount of pass-through certificates were outstanding as of December 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a participation agreement that requires United Artists to comply with various covenants, which limit United Artists' ability to incur indebtedness, make restricted payments, engage in transactions with affiliates, execute guarantees, issue preferred stock of subsidiaries and make subsidiary distributions, transfer assets and pay dividends.

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

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At December 26, 2002, Regal Cinemas had accrued approximately $23.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by The Anschutz Corporation and its subsidiaries ("Anschutz") and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group"). The timing of payment on these claims will depend upon the resolution of these claims. See also Note 3—"Chapter 11 Proceedings" and Note 11—"Related Party Transactions" to the accompanying unaudited condensed consolidated financial statements.

  Quarterly Results

        The following tables set forth selected unaudited quarterly results for the eight quarters ending December 26, 2002. The quarterly financial data as of each period presented below have been derived from Regal's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Item 8 to this Form 10-K—Financial Statements and Supplemental Data.

	Dec. 26, 2002	Sept. 26, 2002	June 27, 2002	Mar. 28, 2002	Jan. 3, 2002	Sept. 27, 2001	June 28, 2001	Mar. 29, 2001
	In millions (except per share data)
Total revenues	$547.3	$571.5	$607.3	$414.1	$240.3	$158.7	$128.5	$29.4
Operating income (loss)	66.5	77.3	94.5	45.3	19.1	13.0	5.8	(3.7)
Net income (loss)	31.7	36.1	38.7	10.5	6.8	6.1	(1.2)	(6.8)
Diluted earnings (loss) per share	0.23	0.27	0.09	0.19	0.27	0.32	(0.07)	(1.27)
Dividends per common share	$0.15	$—	$—	$—	$—	$—	$—	$—

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

Results of Operations for Fiscal 2001 and 2000—United Artists

        The following results of operations of United Artists, our predecessor company for accounting purposes, are being provided pursuant to applicable SEC rules. These results of operations of United Artists are not indicative of the combined results of operations of Regal because they do not include the results of Edwards and Regal Cinemas, and they do not purport to be indicative of future results of operations of Regal. Because of United Artists' adoption of fresh start reporting on March 2, 2001, United Artists' historical financial statements do not necessarily reflect its ongoing operations. In order to provide a meaningful basis of comparing United Artists' year over year operating results for purposes of the following tables and discussion, the operating results of United Artists for the forty-four weeks ended January 3, 2002 (Reorganized) have been combined with the operating results of United Artists for the nine weeks ended March 1, 2001 (Historical). The combined periods are herein referred to as combined United Artists fiscal 2001. The combined United Artists fiscal 2001 results are compared to the fiscal year ended December 28, 2000. Depreciation, amortization and other line items included in the operating results of United Artists are not comparable between periods as the nine weeks ended March 1, 2001 and the fiscal year ended December 28, 2000 do not include the effect of fresh-start reporting adjustments, which are discussed above under the caption "Selected Financial Data—Selected Historical Financial and Other Data for United Artists." The combining of reorganized and historical periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for United Artists' results of operations determined in accordance with generally accepted accounting principles. Therefore, you should read the following results of operations of United Artists in conjunction with United Artists' consolidated financial statements and accompanying notes found elsewhere in this Form 10-K.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by the specified items included in United Artists' statements of operations:

	Combined United Artists
	Fiscal Year Ended January 3, 2002	Fiscal Year Ended December 28, 2000
Revenues:
Admissions	68.6%	67.7%
Concessions	27.5	28.1
Other operating revenues	3.9	4.2

Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	37.8	37.2
Cost of concessions	3.1	3.3
Theatre operating expenses	41.1	44.4
General and administrative	3.5	3.9
Depreciation and amortization	7.5	8.1
Asset impairments, lease exit and restructure costs	0.7	10.0
Gain on disposition of assets, net	(1.2)	(2.6)

Total operating expenses	92.5	104.3

Operating income (loss)	7.5%	(4.3)%

Fiscal Years Ended January 3, 2002 and December 28, 2000

  Total Revenues

        The following table summarizes revenues and revenue-related data for United Artists' fiscal 2001 and 2000 (in millions, except averages):

	Combined United Artists
	Fiscal Year Ended January 3, 2002	Fiscal Year Ended December 28, 2000
Admissions	$391.3	$372.4
Concessions	157.0	154.6
Other operating revenues	22.4	23.3

Total revenues	$570.7	$550.3

Attendance	66.7	66.7
Average ticket price	$5.87	$5.58
Average concessions per patron	2.35	2.32

        Admissions.    Total admissions revenues increased $18.9 million, or 5.1%, to $391.3 million, for the year ended January 3, 2002 from $372.4 million for the year ended December 28, 2000. The increase in admissions revenues in 2001 was primarily attributable to a 5.0% increase in average ticket prices.

        Concessions.    Total concessions revenues increased $2.4 million, or 1.6%, to $157.0 million in 2002, from $154.6 million for 2000. The increase in concessions revenues in 2001 was primarily due to an increase in average concessions per patron.

        Other Operating Revenues.    Total other operating revenues decreased $0.9 million, or 3.9%, to $22.4 million in 2001, from $23.3 million for 2000. The decreases in other operating revenues in 2001 were primarily due to the closure of under-performing theatres, the general downturn in the advertising market during 2001 and customers' reluctance to book The Satellite Theatre Network® events during United Artists' bankruptcy proceedings.

Operating Expenses

        Film Rental and Advertising Costs.    Film rental and advertising costs increased $10.6 million, or 5.2%, to $215.5 million in 2001, from $204.9 million for 2000. During 2001, a slight increase from 2000 in film rental costs as a percentage of admissions revenue was nearly offset by a decrease in advertising costs as a percentage of admissions revenue, thus resulting in film rental and advertising costs as a percentage of admission revenue increasing by 0.1%.

        Cost of Concessions.    Cost of concessions decreased $0.1 million, or 0.6%, to $17.9 million in 2001, from $18.0 million for 2000. Cost of concessions as a percentage of concessions revenues decreased to 11.4% in 2001 as compared to 11.7% in 2000. The decreases in concession costs as a percentage of concessions revenue are primarily due to purchasing cost reductions, reduced concession promotional costs and increased rebates from certain concession vendors.

        Other Theatre Operating Expenses.    Other theatre operating expenses decreased $9.6 million, or 3.9%, to $234.8 million in 2001 from $244.4 million for 2000. Other theatre operating expenses as a percentage of total revenues decreased to 41.1% in 2001 from 44.4% during 2000. The decreases in other theatre operating expenses are primarily due to the sale, closure or rejection of under-performing theatres and a reduction in other controllable costs.

        General and Administrative Expenses    General and administrative expenses of United Artists decreased $1.3 million, or 6.1%, to $20.0 million in 2001, from $21.3 million for 2000. As a percentage of total revenues, general and administrative expenses decreased to 3.5% in 2001 from 3.9% in 2000. The decrease in general and administrative expenses during 2001 is primarily due to the elimination of four district offices, a reduction in the number of corporate personnel, and other expense efficiency measures.

  Operating Income (Loss)

        Operating income of United Artists increased by $66.6 million to $42.8 million in 2001, from a loss of $23.8 million for 2000 largely because of substantial asset impairments in 2000 compared to 2001. Operating income as a percentage of total revenues was 7.5% in 2001. Operating loss as a percentage of total revenues was 4.3% in 2000.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Pursuant to SFAS No. 142, the Company no longer amortizes goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $9.6 million for the period ended January 3, 2002. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting this interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions are applicable to all companies with stock-based employee compensation, regardless of whether they account for such compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has elected to continue the intrinsic value method of accounting for its employee stock options in accordance with APB Opinion No. 25 and as a result, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

Risk Factors

        Investing in our securities involves a significant degree of risk. In addition to the other information contained in this annual report, you should consider the following factors before investing in our securities.

Our operating companies lack a combined operating history and have in the past operated at a loss

        Regal Cinemas, United Artists and Edwards operated as separate motion picture exhibitors until we acquired them, and the theatre circuits operated by them operated at a loss prior to their emergence from bankruptcy reorganization. As a result, we have limited historical financial and operating data upon which you can evaluate our business. There can be no assurance that we can successfully conduct their combined operations on an economically feasible basis and we may therefore incur losses in the future.

The bankruptcy reorganizations of our theatre circuit operators could harm our business, financial condition and results of operations

        During the past 24 months, each of Regal Cinemas, Inc., United Artists and Edwards emerged from bankruptcy reorganization under Chapter 11 of the United States Bankruptcy Code. Regal Cinemas, Inc. and Edwards have claims from these bankruptcy reorganizations that remain unsettled and are subject to ongoing negotiation and possible litigation. The final amounts paid in connection with the claims could materially exceed the approximate $23.6 million amount accrued by Regal for such claims at December 26, 2002, which could reduce our profitability or cause us to incur losses that would affect the trading price of our common stock. In addition, the past inability of our theatre circuit operators to meet their obligations that resulted in their filing for bankruptcy protection, or the perception that we may not be able to meet our obligations in the future, could adversely affect our ability to obtain adequate financing, or our relationships with our customers and suppliers, as well as our ability to retain or attract high-quality employees.

The oversupply of screens in the motion picture exhibition industry and other factors caused several major movie theatre circuits to reorganize under the United States Bankruptcy Code, which may make it difficult for us to borrow or access the capital markets in the future

        Since 1999, several major motion picture exhibition companies, including United Artists, Edwards and Regal Cinemas, Inc. have filed for bankruptcy. One significant cause of those bankruptcies was the emphasis by theatre circuits on the development of large megaplexes in recent years. The strategy of aggressively building megaplexes was adopted throughout the industry and generated significant competition and resulted in an oversupply of screens in the North American motion picture exhibition industry. The oversupply of screens, increased construction, rent and occupancy costs and other factors, including a downturn in attendance in 2000, caused significant liquidity pressures throughout the motion picture exhibition industry. We and other theatre circuits experienced impairment write-offs, losses on theatre dispositions and downward adjustment of credit ratings and defaults under loan agreements. These factors may make it difficult for us to borrow money or access the capital markets and, as a result, the market price of our securities, including our common stock, may be adversely affected.

We have a substantial investment in developing ancillary revenue opportunities that we may be unable to achieve

        We have invested approximately $29.1 million in capital expenditures related to ancillary revenue opportunities during 2002 and we expect to make approximately $43 million of additional capital expenditures relating to these opportunities during 2003. These investments are aimed at generating revenues through a digital network that is not complete and through exploiting other ancillary business uses of our theatres. For example, we will invest in changing the network software and distribution network and develop a new sales force to implement the use of the NGN assets acquired by Regal CineMedia. We may be unable to attract significant interest in the products and services of Regal CineMedia. If we are unable to generate sufficient revenue from the sale of advertising in our theatres or from alternative products and services, we may not achieve or maintain the level of profitability we hope to achieve, and our results of operations may be adversely affected.

We operate in a competitive environment

        The motion picture exhibition industry is fragmented and highly competitive, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres. In recent years, motion picture exhibitors have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make them financially burdensome to close and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. As a result, there is an oversupply of screens in the North American motion picture exhibition industry. This has affected, and may continue to affect, the performance of some of our theatres.

        There are no significant barriers to entry in the motion picture exhibition industry. Although we expect a decline in the number of screens industry-wide, our competitors, including new motion picture exhibitors, may from time to time build new theatres or screens in areas in which we operate, which may require us to compete for popular films or result in excess capacity in those areas and hurt attendance at our theatres. Moviegoers are generally not brand conscious and usually choose a theatre based on its location, the films showing there and its amenities. A change in consumer preferences or technology may cause increased competition, require us to make large capital expenditures and adversely affect our operations.

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.

        Regal CineMedia's in-theatre advertising operations must compete with a number of other advertising mediums including, most notably, television advertising. There can be no guarantee that in-theatre advertising will continue to gain acceptance among major advertisers or that Regal CineMedia's in-theatre advertising format will be favorably received by the theatre-going public. If Regal CineMedia is unable to generate expected sales of advertising, it may not achieve or maintain the level of profitability we hope to achieve, and our results of operations may be adversely affected.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, video disks and cassettes, satellite and pay-per-view services. Further, new technologies for movie delivery (such as video on demand) could have a material adverse effect on our business and results of operations. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

Development of digital technology will increase our capital expenses

        The industry is in the early stages of conversion from film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not finance the conversion as expected, we may have to raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms. Furthermore, it is impossible to accurately predict how the roles and allocation of costs between various industry participants will change if the industry changes from physical media to electronic media.

We depend on motion picture production and performance

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike), these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

We may not benefit from our acquisition strategy

        We may have difficulty identifying suitable acquisition candidates. Even if we do identify such candidates, we anticipate significant competition from other motion picture exhibitors and financial buyers when trying to acquire these candidates, and there can be no assurances that we will be able to acquire such candidates at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. As a result of this competition for limited assets, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and our stock price could be adversely affected.

        In any acquisition, including our proposed acquisition of Hoyts Cinemas described under "Business—Recent Developments," we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs and certain favorable tax attributes, and from revenue enhancements resulting from the acquisition. There can be no assurance, however, that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. If we cannot generate sufficient cash flow to service debt incurred to finance an acquisition, our results of operations and profitability would be adversely affected. Any acquisition may involve operating risks, such as:

  •
  the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;

  •
  the potential disruption of our ongoing business;

  •
  the diversion of management's attention and other resources;

  •
  the possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the risks of entering markets in which we have little or no experience;

  •
  the potential impairment of relationships with employees;

  •
  the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

  •
  the possibility that any acquired theatres or theatre circuit operators do not perform as expected.

We depend on our relationships with film distributors

        The film distribution business is highly concentrated, with nine major film distributors reportedly accounting for 94% of admissions revenues and 49 of the 50 top grossing films during 2002. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the nine major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

We must comply with the ADA

        Our theatres must comply with the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any such imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect our business and results of operations.

We depend on our senior management

        Our success depends upon the retention of our senior management, including Michael Campbell and Kurt Hall, our Co-Chairmen and Co-Chief Executive Officers. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

A prolonged economic downturn could materially affect our business by reducing consumer spending on attending movies

        We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending, including such trends resulting from terrorist attacks on or wars or threatened wars involving the United States. Any reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

There can be no assurance that we will acquire Hoyts Cinemas

        Although we have entered into a definitive stock purchase agreement to acquire Hoyts Cinemas, there can be no assurance that we will be able to complete this transaction. The acquisition is subject to regulatory approvals under applicable antitrust laws and other conditions. There can be no assurance that the required conditions will be satisfied. If we do not complete the purchase, we will not be able to realize the benefits we expect from the acquisition or to expand our operations into the areas served by Hoyts Cinemas. If we are unable to complete the purchase, it could affect the trading price of our common stock.

We may be unable to successfully integrate Hoyts Cinemas into our business or realize the cost savings that we anticipate

        Our ability to integrate Hoyts Cinemas into our business and realize the cost savings and synergies that we anticipate are subject to a number of uncertainties, including those referred to above under "—Risks Relating to Our Business and Industry—We may not benefit from our acquisition strategy." Many of these uncertainties are related to conditions beyond our control, such as general negative economic trends and competition. We may be unable to achieve the anticipated cost savings and synergies from the acquisition.

The interests of our controlling stockholders may conflict with your interests

        Anschutz and Oaktree's Principal Activities Group own all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, at December 26, 2002, Anschutz and Oaktree's Principal Activities Group controlled approximately 94.8% of the combined voting power of all of our outstanding common stock. For as long as Anschutz and Oaktree's Principal Activities Group continue to own shares of common stock representing more than 50% of the combined voting power of our common stock, they will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz and Oaktree's Principal Activities Group will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz and Oaktree's Principal Activities Group but not to other stockholders. In addition, Anschutz and Oaktree's Principal Activities Group and their affiliates have controlling interest in companies in related and unrelated industries, including interests in the sports, motion picture production and entertainment industries. In the future, they may combine our company with one or more of their other holdings.

Our substantial lease and debt obligations could impair our financial condition

        We have substantial lease and debt obligations. For fiscal 2002, our total rent expense and interest expense were approximately $231.0 million and $61.7 million, respectively. As of December 26, 2002, we had total long-term obligations of $678.4 million. As of December 26, 2002, we had current contractual cash obligations of approximately $245.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" provided below.

        If we are unable to meet our lease and debt service obligations, we could be forced to restructure or refinance our obligations and seek additional equity financing or sell assets. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our lease and debt service obligations could cause us to default on those obligations. Many of our lease agreements and the agreements governing the terms of our debt obligations contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease or debt instrument, we would be in default under that instrument, which could, in turn, result in defaults under other leases and debt instruments. Any such defaults could materially impair our financial condition.

We are a holding company with no operations of our own

        We are a holding company with no operations of our own. Consequently, our ability to service our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations.

Our certificate of incorporation and bylaws contain anti-takeover protections, which may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders

        Provisions contained in our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could delay or make it more difficult to remove incumbent directors or for a third party to acquire us, even if a takeover would benefit our stockholders.

Our issuance of shares of preferred stock could delay or prevent a change of control of our company

        Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

Our issuance of preferred stock could dilute the voting power of the common stockholders

        The issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

Our issuance of preferred stock could adversely affect the market value of our common stock

        The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

Our stock price may be volatile and decline substantially

        The stock market in general has experienced extreme price and volume fluctuations in recent years. These broad market fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. You may be unable to resell your shares at or above the purchased market price because of a number of factors, including actual or anticipated quarterly fluctuations in our operating results; changes in expectations of future financial performance or changes in estimates of securities analysts; changes in the market valuations of other companies; announcements relating to strategic relationships, acquisitions or industry consolidation; and general economic, market and political conditions not related to our business.

Our results of operations fluctuate on a seasonal basis and may be unpredictable, which could increase the volatility of our stock price

        Our revenues are usually seasonal because of the way the major film distributors release films. Generally, the most marketable movies are released during the summer and the holiday season. Poor performance of these films, or a disruption in the release of films during these periods, could hurt our results for the entire fiscal year. An unexpected "hit" film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and our results of operations for one quarter are not necessarily indicative of our results of operations for any other quarter. These variations in results could cause increased volatility in our stock price.

The substantial number of shares that will be eligible for sale in the near future could cause the market price for our Class A common stock to decline

        We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline.

        As of December 26, 2002, we had outstanding 27,493,575 unregistered shares of Class A common stock and 85,287,957 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis. All of such 112,781,532 shares of unregistered common stock constitute "restricted securities" under the Securities Act of 1933. Provided the holders comply with the applicable holding periods, volume limits and other conditions prescribed in Rule 144 under the Securities Act, these unregistered shares of common stock become freely tradable at various times on or after April 12, 2003.

        Anschutz, Oaktree's Principal Activities Group and certain other significant stockholders are able to sell their shares pursuant to the registration rights that we have granted as described in "Description of Capital Stock—Registration Rights" in our prospectus dated May 8, 2002. We cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz, Oaktree's Principal Activities Group or our directors or executive officers of their shares of our common stock.

        If we complete the acquisition of Hoyts Cinemas, we have agreed to issue up to 4,761,904 shares of our Class A common stock as part of the purchase price. The Class A common stock issued will constitute "restricted securities" under the Securities Act and, in addition, will be subject to contractual restrictions prohibiting their sale or transfer, subject to limited exceptions, for a period of twelve months after the closing date of our acquisition of Hoyts Cinemas for all of the shares issued to Hoyts Cinemas and an additional six months after that for one half of those shares. Following the expiration of the contractual prohibition, and assuming compliance by the holder with the holding periods, volume limits and other conditions prescribed in Rule 144 under the Securities Act, these unregistered shares of common stock will become freely tradable at various times on or after the first anniversary of the issuance of such shares.

        Additionally, as of December 26, 2002, approximately 9,225,157 shares of our Class A common stock will be issuable upon exercise of stock options that vest and are exercisable at various dates through January 29, 2007. Of such options, as of December 26, 2002, 157,163 were exercisable. All of such shares subject to vested options are registered and will be freely tradable when the option is exercised unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act of 1933.

The sale of a substantial number of shares may make it difficult for us to sell equity securities in the future

        Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If we are unable to sell equity securities at times and prices that we deem appropriate, our ability to fund growth could be adversely affected.

Forward-looking statements

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed under "Risk Factors" above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of December 26, 2002, the Company had term borrowings of $219.4 million under its senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of prime rate of British Banking Association's or federal funds rate plus 0.5%) or the Eurodollar Rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facility. At December 26, 2002, the borrowings outstanding under the Company's term credit facilities bore interest approximately 4.6%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at December 26, 2002, would have increased reported interest expense by approximately $1,100,000 for the year ended December 26, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheet of Regal Entertainment Group and subsidiaries as of December 26, 2002 and the combined balance sheet of Regal Entertainment Group (a combination of certain theatre interests of Anschutz, see note 1) as of January 3, 2002, and the related statements of operations, stockholders' equity and parent's investment, and cash flows for the year ended December 26, 2002 and the period under common control (March 1, 2001 to January 3, 2002). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 26, 2002 and Regal Entertainment Group (a combination of certain theatre interests of Anschutz, see note 1) as of January 3, 2002, and the results of their operations and their cash flows for the year ended December 26, 2002 and the period ended January 3, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended December 26, 2002.

/s/ KPMG LLP

Nashville, Tennessee
January 24, 2003

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 26, 2002	January 3, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276.0	$68.0
Restricted cash	22.5	28.1
Trade and other receivables, net	30.5	9.6
Inventories	6.7	4.2
Prepaid expenses and other current assets	39.7	20.0
Assets held for sale	9.7	2.8
Deferred income tax asset	4.7	—

TOTAL CURRENT ASSETS	389.8	132.7
PROPERTY AND EQUIPMENT:
Land	134.7	60.0
Buildings, leasehold improvements and equipment	1,674.3	525.6
Construction in progress	6.5	—

Total property and equipment	1,815.5	585.6
Accumulated depreciation and amortization	(160.0)	(32.8)

Total property and equipment, net	1,655.5	552.8
INVESTMENT IN REGAL CINEMAS, INC.	—	292.7
GOODWILL	227.5	136.2
OTHER NONCURRENT ASSETS	37.4	8.3

TOTAL ASSETS	$2,310.2	$1,122.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$17.0	$15.6
Accounts payable	154.0	76.4
Accrued expenses	109.4	60.5
Bankruptcy claims and liabilities	23.6	43.9

TOTAL CURRENT LIABILITIES	304.0	196.4
LONG-TERM DEBT	561.5	420.6
LEASE FINANCING ARRANGEMENTS	96.0	—
CAPITAL LEASE OBLIGATIONS	3.9	2.7
DEFERRED TAX LIABILITY	21.3	3.8
OTHER NONCURRENT LIABILITIES	49.9	32.6

TOTAL LIABILITIES	1,036.6	656.1
MINORITY INTEREST	2.8	36.6
MANDATORY REDEEMABLE PREFERRED STOCK	—	47.0
STOCKHOLDERS' EQUITY:
Contributed capital	—	378.1
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 46,448,382 and 0 shares issued and outstanding at December 26 and January 3, 2002, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,287,957 and 0 shares issued and outstanding at December 26 and January 3, 2002, respectively	0.1	—
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid in capital	1,216.1	—
Unamortized deferred stock compensation	(19.5)	—
Retained earnings	74.1	4.9

TOTAL STOCKHOLDERS' EQUITY	1,270.8	383.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,310.2	$1,122.7

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Year Ended December 26, 2002	Period Ended January 3, 2002
REVENUES:
Admissions	$1,453.7	$382.5
Concessions	588.3	153.3
Other operating revenue	98.2	21.1

TOTAL OPERATING REVENUE	2,140.2	556.9
OPERATING EXPENSES:
Film rental and advertising costs	790.3	212.9
Cost of concessions	84.4	18.1
Other theatre operating expenses	757.1	227.5
General and administrative expenses	65.1	21.4
Merger and restructuring expenses and amortization of deferred stock compensation	18.9	—
Depreciation and amortization	134.4	42.6
Loss on disposal and impairment of operating assets	6.4	0.3

TOTAL OPERATING EXPENSES	1,856.6	522.8

INCOME FROM OPERATIONS	283.6	34.1
OTHER INCOME (EXPENSE):
Interest expense, net	(61.7)	(21.4)
Minority interest in earnings of consolidated subsidiaries	(13.4)	0.4
Other, net	—	(4.6)

TOTAL OTHER EXPENSE, NET	(75.1)	(25.6)

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	208.5	8.5
PROVISION FOR INCOME TAXES	89.8	3.6

INCOME BEFORE EXTRAORDINARY ITEM	118.7	4.9
EXTRAORDINARY ITEM:
Loss on extinguishment of debt	1.5	—

NET INCOME	$117.2	$4.9

LOSS ON REDEMPTION OF PREFERRED STOCK	28.2	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$89.0	$4.9

EARNINGS PER SHARE:
Basic	$0.83	$0.30
Diluted	$0.79	$0.28
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	107,738	16,104
Diluted	112,284	17,368

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT'S INVESTMENT

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Contributed Capital	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balances, March 2, 2001	—	$—	—	$—	$—	$—	$—	$—	$—
Contribution of controlling equity interest in United Artists, Edwards, and Regal Cinemas	—	—	—	—	378.1	—	—	—	378.1
Net income and comprehensive income	—	—	—	—	—	—	—	4.9	4.9

Balances, January 3, 2002	—	—	—	—	378.1	—	—	4.9	383.0
Contribution of additional United Artists common stock	—	—	—	—	28.6	—	—	—	28.6
Contribution of Regal CineMedia	—	—	—	—	10.0	—	—	—	10.0
Contribution of additional Edwards common stock	—	—	—	—	31.1	—	—	—	31.1
Exchange of equity interests in United Artists, Edwards, Regal Cinemas, and Regal CineMedia for common stock of Regal	27.5	—	84.6	0.1	(447.8)	881.6	(22.9)	—	411.0
Contribution of additional equity interests in United Artists in exchange for common stock of Regal	—	—	0.7	—	—	10.3	—	—	10.3
Loss on redemption of redeemable preferred stock	—	—	—	—	—	—	—	(28.2)	(28.2)
Initial public offering, net of costs	18.0	—	—	—	—	314.8	—	—	314.8
Amortization of deferred stock compensation	—	—	—	—	—	—	2.8	—	2.8
Exercise of stock options	1.0	—	—	—	—	6.8	—	—	6.8
Tax benefit from exercise of stock options	—	—	—	—	—	3.2	—	—	3.2
Forfeiture of stock options	—	—	—	—	—	(0.6)	0.6	—	—
Cash dividends declared, $0.15 per share	—	—	—	—	—	—	—	(19.8)	(19.8)
Net income and comprehensive income	—	—	—	—	—	—	—	117.2	117.2

Balances, December 26, 2002	46.5	$—	85.3	$0.1	$—	$1,216.1	$(19.5)	$74.1	$1,270.8

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 26, 2002	Period Ended January 3, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117.2	$4.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	134.4	42.6
Amortization of deferred stock compensation	2.8	—
Extraordinary loss on debt extinguishment, net	1.5	—
Minority interest in earnings of consolidated subsidiaries	13.4	(0.4)
Deferred income taxes	73.5	(2.4)
Loss on disposal and impairment of operating assets	6.4	0.3
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	(10.9)	(3.0)
Inventories	0.8	—
Prepaid expenses and other current assets	(3.9)	(2.7)
Accounts payable	28.2	11.1
Accrued expenses and other liabilities	9.8	11.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	373.2	61.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108.2)	(20.8)
Proceeds from disposition of assets	10.1	19.5
Cash used to purchase outstanding United Artists minority interest	(34.0)	—
Decrease in other long term assets	9.5	2.0
Decrease in reimbursable construction advances	1.9	—
Decrease in restricted cash	5.7	8.7

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(115.0)	9.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to redeem Edwards preferred stock	(75.3)	—
Cash used to redeem Edwards senior subordinated notes	(11.3)	—
Cash used to payoff Edwards term loan	(180.0)	—
Cash used to payoff United Artists term credit facility	(240.0)	—
Cash used to pay dividend	(19.8)	—
Net proceeds from senior subordinated notes offering	155.3	—
Net proceeds from initial public offering	314.8	—
Proceeds from stock option exercises	6.9	—
Payment of debt acquisition costs	(10.5)	—
Net payments on long term obligations	(53.1)	(13.2)
Decrease in cash overdraft	—	(1.5)
Payment of bankruptcy claims and liabilities	(104.3)	—
Cash of subsidiaries at acquisition date	167.1	36.2

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(50.2)	21.5
NET CASH USED IN REORGANIZATION	—	(24.5)

NET INCREASE IN CASH AND CASH EQUIVALENTS	208.0	68.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68.0	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276.0	$68.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$17.1	$0.1

Cash paid for interest	$42.8	$6.1

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	$361.9	$—

Exchange of minority shares in Edwards for Regal Entertainment Group	$44.2	$—

Contribution of additional shares purchased from minority interests	$80.0	$—

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 26, 2002

1      THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company" or "Regal") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries and United Artists Theatre Company ("United Artists") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("Regal CineMedia"). The terms Regal, Regal Cinemas, United Artists, Edwards and Regal CineMedia shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 5,663 screens in 524 theatres in 36 states as of December 26, 2002. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

        During 2000 and 2001, United Artists and a majority of its subsidiaries at that time (the "United Artists Bankrupt Entities"), Edwards Theatre Circuit Affiliated Group and its subsidiaries at that time (the "Edwards Bankrupt Entities", which were merged into Edwards in connection with the bankruptcy proceedings of the Edwards Bankrupt Entities described below), and Regal Cinemas, Inc. and its subsidiaries at that time (the "Regal Cinemas, Inc. Bankrupt Entities") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below (the "Applicable Bankruptcy Court"), as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and the Edwards Bankrupt Entities were approved by the Applicable Bankruptcy Court, and became effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for the Edwards Bankrupt Entities. The Applicable Bankruptcy Court approved the Regal Cinemas, Inc. Bankrupt Entities' joint plan of reorganization on December 7, 2001, and it became effective on January 29, 2002. Also on that date, Anschutz and the other shareholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc. Edwards was formed in connection with the reorganization of the Edwards Bankrupt Entities to, among other things, effect the substantive consolidation of the Edwards Bankrupt Entities through their merger into Edwards. As a result of the merger transaction, Edwards succeeded to all of the assets and liabilities of the Edwards Bankrupt Entities.

        Anschutz acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon each of the entities' emergence from bankruptcy reorganization. Anschutz's contributions of these equity interests to the Company were recorded in the consolidated financial statements of the Company at the combined historical cost basis of Anschutz, which represents Anschutz's net cost to acquire certain debt of the United Artists Bankrupt Entities, the Edwards Bankrupt Entities and the Regal Cinemas, Inc. Bankrupt Entities prior to their filing voluntary petitions for relief under Chapter 11. Anschutz exchanged such debt holdings for controlling equity interests following the emergence from bankruptcy of the United Artists Bankrupt Entities, the Edwards Bankrupt Entities and the Regal Cinemas, Inc. Bankrupt Entities. As a result of the acquisition by Anschutz, Regal's fiscal 2001 results of operations include only the results of operations of United Artists from the UA Effective Date to January 3, 2002, and of Edwards from the Edwards Effective Date to December 27, 2001 (fiscal year 2001). Accordingly, Regal's statements of operations for the period ended January 3, 2002 do not include the results of operations of Regal Cinemas, Inc. and only include the results of operations of United Artists and Edwards from the UA Effective Date and the Edwards Effective Date, respectively.

        While the actual date that Regal Cinemas, Inc. emerged from bankruptcy and Anschutz acquired its controlling equity interest in Regal Cinemas was January 29, 2002, for financial reporting purposes the date is deemed to have occurred on January 24, 2002. As such, the Company's fiscal 2002 results of operations include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002). At January 3, 2002, the Company's investment in Regal Cinemas, Inc. was accounted for as an investment in the accompanying combined balance sheet.

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

        On March 5, 2002, Anschutz acquired a controlling equity interest in an insolvent digital video advertising company, Next Generation Network, Inc. ("NGN"), for approximately $2.8 million in an out-of-court restructuring of NGN's indebtedness. Anschutz funded approximately $7.2 million to NGN through bridge loans and other consideration. As described below, on April 12, 2002, Anschutz contributed all of its capital stock of NGN, representing approximately 95% of the outstanding capital stock of NGN, and the outstanding principal balances of such bridge loans and other consideration to Regal CineMedia in exchange for 100,000 shares of capital stock of Regal CineMedia, which was then exchanged for the Company's Class B common stock in the exchange transaction described below.

        On March 8, 2002, the holders of 100% of the capital stock of Regal Cinemas, Edwards and Regal CineMedia entered into an agreement to exchange their stock for shares of stock in Regal. Regal also agreed to exchange its stock for approximately 90% of United Artists' outstanding common stock.

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to Oaktree's Principal Activities Group in exchange for its contribution of capital stock of Regal Cinemas and Edwards, and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to the exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to certain holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz acquired an additional 697,620 shares of Class B common stock in May 2002. As a result, Anschutz owns approximately 81.8% of Regal's outstanding Class B common stock, representing as of December 26, 2002 approximately 77.6% of the combined voting power of Regal's outstanding common stock and has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders.

        On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards from REH for an aggregate purchase price of approximately $272.5 million. As a result of Regal Cinemas, Inc. being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to Regal Cinemas, Inc. by REH, at the historical cost basis of Edwards. In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012, under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at Regal Cinemas, Inc., were used by Regal Cinemas, Inc. to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to repay approximately $180.7 million of senior bank debt, including accrued interest, of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 26, 2002. In addition, the Company recorded an extraordinary loss of approximately $1.5 million as a result of the early redemption of the Edwards Subordinated Notes. As a result of Regal Cinemas, Inc.'s acquisition of Edwards, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc. and became a guarantor under Regal Cinemas, Inc.'s senior credit facility and Regal Cinemas' 9 3/8% senior subordinated notes.

        In May 2002, the Company issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through two Form S-1 Registration Statements (File Nos. 333-84096 and 333-87870) that were declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc. The Company paid underwriting discounts and commissions totaling approximately $23.1 million in connection with the offering. In addition, the Company incurred additional expenses of approximately $4.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $314.8 million. The Company used a portion of the net proceeds to repay approximately $240.7 million of principal and accrued interest owed by United Artists under the United Artists Term Credit Facility (as defined below) and approximately $15.0 million to fund operating costs and capital expenditures of Regal CineMedia. During the remainder of the 2002 fiscal year, the Company used an additional $34.0 million of the net proceeds to acquire the remaining outstanding shares of common stock and warrants to purchase common stock of United Artists, approximately $19.8 million to fund the Company's fourth quarter 2002 dividend payment and the remaining $5.3 million for general corporate purposes.

        On August 16, 2002, REH acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to acquire shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. The $22.3 million difference between the carrying amount and purchase price of the minority interest was recorded as a component of goodwill in the accompanying consolidated balance sheet at December 26, 2002. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Combination

        The consolidated financial statements include the accounts of Regal and the combined financial statements include companies under the common control of Anschutz through April 12, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The portion of United Artists equity relating to shares not owned by the Company and the related earnings or losses were included in minority interest.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor programs) and other ancillary revenues which are recognized as income in the period earned. Revenue from advance ticket sales is recorded as deferred revenue and recognized when the tickets are redeemed. Unredeemed advance ticket sales are recognized when it is determined that redemption is unlikely.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 26, 2002, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Restricted Cash

        Edwards established a $35.0 million cash reserve, which was funded on the Edwards Effective Date for the payment of certain allowed unsecured claims, which thereafter will be the lesser of (i) $20 million; or (ii) the sum of the unpaid: (a) disputed claims that have elected the cash option; and (b) allowed claims that have elected the cash option. The restricted cash has been placed in a segregated account in which the holders of these allowed claims that have elected the cash option have a first priority security interest. The restricted cash is classified as a current asset as the related claims are classified as current liabilities.

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Reimbursable Construction Advances

        Reimbursable construction advances consist of amounts due from landlords to fund a portion of the construction costs of new theatres that the Company will operate pursuant to lease agreements. The landlords repay the amounts either during construction on a percentage of completion basis, or upon completion of the theatre. Reimbursable construction advances are presented as a component of trade and other receivables in the accompanying balance sheets.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	4-20 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $94.2 million and $2.7 million of assets accounted for under capital leases and lease financing arrangements as of December 26, 2002 and January 3, 2002, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill and Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the demographic market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired. As required by SFAS No. 142, the discontinuation of goodwill (excess reorganization value) amortization has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $9.6 million for the period ended January 3, 2002. The following is pro-forma information of the Company assuming that SFAS No. 142 had been in effect in during the period ended January 3, 2002 and goodwill amortization expense had not been recorded (in millions, except for share data):

Period ended January 3, 2002
Net income available to common stockholders, as reported:	$4.9
Add: Goodwill amortization, net of related tax effect	5.8

Adjusted pro forma net income	$10.7
Diluted earnings per share:
As reported	$0.28
Pro forma	$0.62

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose.

  Other Assets

        Other assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using the straight-line method which approximates the interest method. Debt acquisition costs as of December 26, 2002 and January 3, 2002 were $26.3 million and $2.1 million, respectively, net of accumulated amortization of $2.7 million and $0.4 million, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the taxation authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has set up a valuation allowance. The Company reassesses its need to establish a valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor rebates and advance ticket sales. Such items are included in accrued expenses. The Company recognizes these items in the accompanying financial statements when earned or redeemed.

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other liabilities.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors.

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        The Company has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's stock option plan described in Note 11— "Capital Stock and Stock Option Plan" been recognized in accordance with SFAS No. 123, the Company's reported net income and diluted earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Year ended December 26, 2002	Period ended January 3, 2002
Net income available to common stockholders, as reported:	$89.0	$4.9
Less additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.1)	(0.6)

Pro forma net income	85.9	4.3
Diluted earnings per share:
As reported	$0.79	$0.28
Pro forma	0.77	0.25

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies. These accounting principles require that the Company estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ significantly from actual results.

  Segments

        The Company manages its business under one reportable segment—theatre exhibition operations. As of December 26, 2002, Regal CineMedia did not meet the quantitative thresholds under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to qualify as a separate reportable segment.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Pursuant to SFAS No. 142, the Company no longer amortizes goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $9.6 million for the period ended January 3, 2002. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting this interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions are applicable to all companies with stock-based employee compensation, regardless of whether they account for such compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has elected to continue the intrinsic value method of accounting for its employee stock options in accordance with APB Opinion No. 25 and as a result, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

3      CHAPTER 11 PROCEEDINGS

        Prior to and during the reorganization proceedings of the United Artists, Edwards and Regal Cinemas, Inc. Bankrupt Entities, Anschutz acquired claims of creditors of the United Artists Bankrupt Entities, and Anschutz and Oaktree's Principal Activities Group acquired claims of creditors of the Edwards and Regal Cinemas, Inc. Bankrupt Entities that allowed Anschutz to actively negotiate the terms upon which the companies would emerge from reorganization.

        The reorganization proceedings of the United Artists, Edwards and Regal Cinemas, Inc. Bankrupt Entities had significant effects on the operations and financial condition of the companies. The United Artists and Regal Cinemas, Inc. Bankrupt Entities adjusted their assets, liabilities and capital structure to reflect estimated fair values at the time of their emergence from their reorganization proceedings and the acquisition of a controlling equity interest by Anschutz. In addition, in connection with their reorganizations, each of the United Artists, Edwards and Regal Cinemas, Inc. Bankrupt Entities were able to selectively close under-performing theatres and negotiate rent reductions and lease termination rights, which improved the financial performance of their asset bases.

  Edwards Reorganization

        On August 23, 2000, the Edwards Bankrupt Entities filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, the Edwards Bankrupt Entities filed a plan of reorganization and related disclosure statement, as amended (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange (i) approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and (ii) $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes"). For a discussion of Edwards related bankruptcy claims and other related party transactions, see Note 12—"Related Party Transactions".

        The Edwards Plan also provided that the Edwards Bankrupt Entities' senior secured lenders receive a payment of $9.5 million of principal and all pre-petition and post-petition accrued and unpaid interest at the applicable non-default rate. In connection with the Edwards Plan, the Edwards Subordinated Notes were issued and the existing secured lenders established a $180.0 million restructured term loan. General unsecured creditors were entitled to receive, at their option, either a cash distribution equal to 90% of the holder's allowed claim or an unsecured seven year note equal to 100% of the allowed claim. The seven year notes provide for semi-annual interest payments, in arrears, beginning on the six-month anniversary of the effective date at a rate of 9% per annum, compounded annually. The notes also require semi-annual principal reduction payments beginning on the six-month anniversary of the Edwards Effective Date.

  United Artists Reorganization

        On September 5, 2000, the United Artists Bankrupt Entities, including United Artists Theatre Circuit, Inc., all as debtors, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), as well as a joint plan of reorganization. On January 22, 2001, the joint plan of reorganization, as amended (the "UA Plan"), was approved by the Delaware Bankruptcy Court and declared effective by the debtors on March 2, 2001. As a consequence of the UA Plan, on March 2, 2001, United Artists' reorganized capital structure consisted of approximately $252.1 million of debt under a restructured bank credit facility (the "United Artists Term Credit Facility"), $57 million of convertible preferred stock and $39.1 million in common equity. Anschutz converted 100% of its senior debt of United Artists into a combination of convertible preferred stock, common stock and warrants to purchase common stock (at an exercise price of $10.00 per share), which, in aggregate, represented approximately 54% of the fully diluted common equity of United Artists. Other senior lenders under United Artists' pre-petition credit facility received common stock in United Artists representing approximately 29% of the fully diluted common equity and subordinated lenders received warrants to purchase common stock at an exercise price of $10.00 per share, which, in the aggregate, represented approximately 7% of the fully diluted common equity, with the remaining 10% of the fully diluted common equity reserved for management stock options.

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

  Regal Cinemas, Inc. Reorganization

        On October 11, 2001, the Regal Cinemas, Inc. Bankrupt Entities filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Tennessee (the "Tennessee Bankruptcy Court") under case numbers 301-11305 through 301-11320, seeking court supervision of the Regal Cinemas, Inc. Bankrupt Entities' restructuring efforts. Pursuant to the plan of reorganization (the "Regal Plan"), certain holders of its then existing senior credit facilities (including Anschutz and Oaktree's Principal Activities Group) agreed to exchange approximately $725 million of their pre-petition claims for 100% of Regal Cinemas, Inc.'s newly-issued common stock. Other principal terms of the Regal Plan included:

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

        On December 7, 2001, the Tennessee Bankruptcy Court confirmed the Regal Plan and as a result, Regal Cinemas, Inc. commenced appropriate actions to consummate the Regal Plan and emerged from bankruptcy on January 29, 2002. Also on January 29, 2002, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. The transaction was accomplished by the issuance of 7,500,000 shares of Regal Cinemas common stock in exchange for 100% of the outstanding common stock of Regal Cinemas, Inc. As a result of this exchange, Anschutz and Oaktree's Principal Activities Group acquired approximately 75% of the Regal Cinemas common stock issued upon emergence.

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

        In connection with Regal Cinemas, Inc.'s emergence from bankruptcy and acquisition of a controlling interest by Anschutz, Regal Cinemas, Inc. made certain adjustments in accordance with SOP 90-7 to reflect its emergence from bankruptcy and simultaneously allocated Anschutz's cost basis to Regal Cinemas, Inc.'s assets and liabilities. The impact of these adjustments resulted in a $511.1 million write-down of Regal Cinemas, Inc.'s assets. The amounts recorded based on the acquisition by Anschutz allocated to the assets of Regal Cinemas, Inc. were current assets ($194.0 million), property and equipment ($1,131.8 million) deferred taxes and other assets ($86.7 million), debt and lease obligations ($574.5 million), other amounts and non-current liabilities ($191.3 million) and minority interest ($309.9 million).

4      INTEGRATIONS

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

        With respect to the Edwards restructuring plan, the Company terminated 78 corporate employees located in the Edwards Newport Beach, California corporate offices. Of the total Edwards restructuring charge of $3.1 million for the year ended December 26, 2002, approximately $1.1 million related to employee termination benefits and approximately $2.0 million related to other direct exit costs (principally lease termination fees) associated with the closing of Edwards' corporate offices. The United Artists restructuring plan provided for the termination of 102 administrative employees located in the Centennial, Colorado corporate offices along with closure of a film office located in New York City. Total United Artists restructuring charges were $2.9 million for the year ended December 26, 2002, of which approximately $2.0 million related to employee termination benefits and approximately $0.9 million related to direct exit costs for the closure of the New York City film office and certain legal and professional fees.

        Integration costs and reorganization expenses ($10.1 million) and stock compensation amortization ($2.8 million) are also included in "Operating Expenses—Merger and restructuring expenses" in the accompanying consolidated statements of operations for the year ended December 26, 2002. As of December 26, 2002, the Company has paid approximately $3.3 of Edwards and United Artists restructuring expenses. The Company completed the Edwards and United Artists integration during the second quarter of 2002.

5      PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

        On a pro forma basis, assuming (i) a full year of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Edwards, Regal Cinemas, and Regal CineMedia for shares of the Company, (iii) the issuance of $350 million of 9 3/8% senior subordinated notes and (iv) the repayment of Edwards indebtedness and the effects of the Company's initial public offering, total revenues and net income would have been $2,266.4 million and $150.2 million and $2,013.5 million and $56.3 million for the year ended December 26, 2002 and the period ended January 3, 2002, respectively.

6      LONG-TERM OBLIGATIONS

        Long-term obligations at December 26, 2002 and January 3, 2002, consist of the following:

	December 26, 2002	January 3, 2002
	(In millions)
Regal Cinemas Senior Credit Facility	$219.4	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	—
United Artists Term Credit Facility	—	240.6
Edwards Senior Secured Term Loan	—	180.0
Edwards Subordinated Notes to Shareholders	—	10.3
Lease financing arrangements, 11.5%, maturing in various installments through 2021	97.8	—
Capital lease obligations	4.1	2.7
Other	7.1	5.3
United Artists Revolving Credit Facility	—	—

Total long-term obligations	678.4	438.9
Less current maturities	(17.0)	(15.6)

Total long-term obligations, net	$661.4	$423.3

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at Regal Cinemas, Inc., to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims as of December 26, 2002, which reduces the availability under its senior secured revolving credit facility to $130.0 million. As of December 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At December 26, 2002, the interest rate on the senior credit facility was approximately 4.6%.

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

        On April 17, 2002, Regal Cinemas sold an additional $150.0 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold its senior subordinated notes in January 2002.

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

        United Artists Revolving Credit Facility—The $35.0 million United Artists Revolving Credit Facility (the "UA Revolver") was terminated during the third quarter of fiscal 2002.

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

        Maturities of Long-Term Obligations—The Company's long-term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2003	$15.0	$0.2	$1.8	$17.0
2004	12.2	0.2	2.1	14.5
2005	12.3	0.2	2.6	15.1
2006	12.3	0.2	2.9	15.4
2007	173.8	0.2	3.4	177.4
Thereafter	350.9	3.1	85.0	439.0

Totals	$576.5	$4.1	$97.8	$678.4

7      SALE-LEASEBACK TRANSACTIONS

  Regal Cinemas, Inc. Leveraged Sale and Leaseback

        During 2000, Regal Cinemas, Inc. entered into a sale and leaseback transaction with an unaffiliated third party involving 15 of its owned theatres. Under the terms of this transaction, Regal Cinemas, Inc. sold the land and related improvements of the theatres for $45.2 million and leased them back for an initial lease term of 20 years, with an option to extend it for up to 20 additional years. Regal Cinemas accounts for these leases as operating leases.

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit ("UATC") entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 26, 2002 approximately $12.1 million of this cap has been utilized through theatre sales. Five additional properties which are no longer operational and are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $87.5 million in principal amount of pass-through certificates were outstanding as of December 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a participation agreement that requires United Artists to comply with various covenants, which limit United Artists' ability to incur indebtedness, make restricted payments, engage in transactions with affiliates, execute guarantees, issue preferred stock of subsidiaries and make subsidiary distributions, transfer assets and pay dividends.

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

8      INCOME TAXES

        The components of total income tax expense (benefit) for the year ended December 26, 2002 and the period ended January 3, 2002 are as follows (in millions):

	Year ended December 26, 2002	Period ended January 3, 2002
Income before taxes and extraordinary items:	$89.8	$3.6
Tax benefit from exercise of options	(3.2)	—
Extraordinary item	(1.0)	—

Total	$85.6	$3.6

        The components of the provision for (benefit from) income taxes for income from operations are as follows (in millions):

	Year ended December 26, 2002	Period ended January 3, 2002
Federal
Current	$9.9	$5.4
Deferred	62.8	(2.2)

Total Federal	72.7	3.2
State
Current	4.6	0.6
Deferred	12.5	(0.2)

Total State	17.1	0.4

Total income tax provision/(benefit)	$89.8	$3.6

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 26, 2002	Period ended January 3, 2002
Provision calculated at federal statutory income tax rate	$72.9	$2.3
State and local income taxes, net of federal benefit	11.1	0.2
Minority interest expense	4.8	—
Reorganization costs	1.0	—
Fresh start adjustments	—	0.7
Other	—	0.4

Total income tax provision	$89.8	$3.6

        Significant components of the Company's net deferred tax liability consisted of the following at:

	December 26, 2002	January 3, 2002
	(in millions)
Deferred tax assets
Net operating loss carryforward	$39.6	$38.8
Excess of tax basis over book basis of intangible assets	27.0	12.5
Deferred rent	13.0	—
Bankruptcy related liabilities	7.8	16.2
Deferred revenue	4.9	12.8
Other	—	9.4
Deferred gain on sale lease back	—	2.7
Accrued expenses	—	1.1
Impairment of long-lived assets	—	8.8
Excess of tax basis over book basis of fixed assets	—	8.3

Total deferred tax assets	92.3	110.6
Valuation allowance	(59.4)	(100.3)

Total deferred tax assets after valuation allowance	32.9	10.3

Deferred tax liabilities
Excess of book basis over tax basis of fixed assets	(46.0)	(13.0)
Other	(3.5)	(1.1)

Total deferred liabilities	(49.5)	(14.1)

Net deferred tax asset/(liability)	$(16.6)	$(3.8)

        At December 26, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $99.1 million with expiration commencing during 2007. The Company's net operating loss carryforwards were generated by the entities of United Artists and Edwards. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists and Edwards may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 26, 2002 and January 3, 2002, totaling $59.4 million and $100.3 million, respectively, as management believes it is more likely than not that the deferred tax asset would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisitions of Edwards and United Artists.

9      MANDATORY REDEEMABLE PREFERRED STOCK

        Prior to April 17, 2002, Edwards had authorized and issued 56,000 shares (44,000 shares to Anschutz and 12,000 shares to Oaktree's Principal Activities Group) of $0.001 par value, mandatory redeemable Series A preferred stock and 15,000 shares of Edwards' mandatory redeemable Series B preferred stock, $0.001 par value, to three other shareholders.

        As described in Note 1—"The Company and Basis of Presentation" and Note 12—"Related Party Transactions," on April 17, 2002, the Company redeemed approximately $75.3 million or 100% of the mandatory redeemable Series A and Series B preferred stock of Edwards that was held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 26, 2002.

10    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 26, 2002, are summarized for the following fiscal years (in thousands):

2003	$204.4
2004	200.6
2005	197.7
2006	195.5
2007	193.4
Thereafter	2,137.5

        Rent expense under such operating leases amounted to $231.0 million and $84.5 million for the year ended December 26, 2002 and the period ended January 3, 2002, respectively. Contingent rent expense was $13.6 million and $3.5million for the years ended December 26, 2002 and January 3, 2002, respectively.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At December 26, 2002, Regal Cinemas had accrued approximately $23.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims. See also Note 3—"Chapter 11 Proceedings" and Note 12—"Related Party Transactions" to the accompanying consolidated financial statements.

  Other

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

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry has adversely impacted their ability to release first-run industry-anticipated top-grossing commercial films, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. Management believes that the allegations are without merit and intends to defend vigorously the Plaintiffs' claims.

11    CAPITAL STOCK AND STOCK OPTION PLAN

        As of December 26, 2002, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were offered in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 26, 2002, 46,448,382 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 85,287,957 shares were outstanding as of December 26, 2002, all of which are held by Anschutz and Oaktree's Principal Activities Group. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of December 26, 2002. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

Common Stock

        The Class A common stock and the Class B common stock are identical in all respects, except with respect to voting and except that each share of Class B common stock will convert into one share of Class A common stock at the option of the holder or upon a transfer of the holder's Class B common stock, other than to certain transferees. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Except as required by law, the Class A common stock and the Class B common stock will vote together on all matters. Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company's remaining assets available for distribution to the stockholders in the event of the Company's liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Company's capital stock. The outstanding shares of common stock are, when issued and paid for, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Preferred Stock

        The Company's certificate of incorporation allows us to issue without stockholder approval preferred stock having rights senior to those of the common stock. As of December 26, 2002, no shares of preferred stock are outstanding. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock.

Options and Warrants

        See "2002 Stock Incentive Plan" below for detail with respect to the Company's stock option plan. At December 26, 2002 Company had outstanding warrants to purchase a total of 296,129 shares of Class A common stock and 3,928,185 shares of Class B common stock at an exercise price of $8.88 per share.

2002 Stock Incentive Plan

        In 2002, the Company established the 2002 Stock Incentive Plan (the "Plan") for a total of 11,194,354 authorized shares which provide for the granting of incentive stock options and non-qualified stock options to principally officers and employees of the Company. The Plan also provides for grants of restricted stock that are subject to restrictions and risks of forfeiture. As of December 26, 2002, the Company had outstanding options to purchase a total of 9,255,157 shares of Class A common stock under the Plan. As of December 26, 2002, the number of securities remaining available for future issuance under the Plan totaled 1,014,390 shares.

        In conjunction with the exchange transaction on April 12, 2002 (see Note 1—"The Company and Basis of Presentation"), the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. As a result, stock option information presented herein prior to the exchange of options has been retroactively restated to reflect the effects of the exchange transaction. Deferred stock compensation totaling approximately $22.9 million was recorded based on the intrinsic value of the options exchanged using the value of the exchange transaction ($11.06 per share). Such options are generally exercisable in installments of 20% per year from the original grant date of the exchanged options and expire no later than 10 years from the date of grant. For the period from April 12, 2002 through December 26, 2002, the Company recorded compensation expense of $1.7 million, net of tax, related to such options.

        Stock option grants issued subsequent to the exchange transaction have been established at prices not less than the fair market value as of the date of grant. Such grants are exercisable in installments of 20% per year and expire no later than 10 years from the date of grant.

        The following table summarizes information about stock options outstanding as of December 26, 2002, as restated for the effects of the exchange transaction:

	Options Outstanding	Weighted Average Exercise Shares Price	Weighted Average Grant Date Fair Value	Options Exercisable At Year End
Under option at March 2, 2001	—
Options granted in 2001 at fair value	2,287,552	$5.37	$5.81
Options exercised in 2001	—
Options canceled or redeemed in 2001	—

Under option at January 3, 2002	2,287,552	$5.37		—
Options granted in 2002 above fair value	298,900	$21.89	$6.21
Options granted in 2002 at fair value	7,825,296	$11.00	$5.00
Options exercised in 2002	(954,807)	$7.19
Options canceled or redeemed in 2002	(231,784)	$12.88

Under option at December 26, 2002	9,225,157	$10.60		157,163

        The following table summarizes information about the Plan's stock options at December 26, 2002, including the weighted average remaining contractual life and weighted average exercise price:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/26/02	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/26/02	Weighted Average Exercise Price
$ 4.44 - 8.87	7,395,717	9.36	$8.01	102,923	$7.90
$ 8.88 - 12.87	342,240	9.36	$10.30	54,240	$12.52
$19.00 - 23.25	1,487,200	9.46	$21.79	—	—

	9,225,157			157,163

        The Company utilizes the intrinsic value method of accounting for stock option grants in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grants, the Company's net income available to common stockholders would have been recorded in the amounts indicated below (in millions except per share data):

	Year ended December 26, 2002	Period ended January 3, 2002
Net income available to common stockholders, as reported:	$89.0	$4.9
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.1)	(0.6)

Pro forma net income	85.9	4.3
Diluted earnings per share:
As reported	$0.79	$0.28
Pro forma	$0.77	$0.25

        The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. The fair value of each option grant is estimated on the date of grant using (1) the minimum value method for options granted prior to the exchange transaction and (2) the Black-Scholes option pricing model for the exchanged options and all options issued after the exchange transaction.

        The weighted-average grant-date fair value of options granted in 2002 and 2001 were estimated using the Balck-Scholes option pricing model with the following assumptions:

	Year ended December 26, 2002	Period ended January 3, 2002
Risk-free interest rate	4.0 - 4.9%	5.4%
Expected life (years)	7.5	10.0
Expected volatility	0.0 - 0.39	0.0
Expected dividend yield	0.0 - 3.0%	0.0

12    RELATED PARTY TRANSACTIONS

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

Guaranties of Certain Edwards' Lease Obligations

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Fresno LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under a certain Lease dated December 27, 1999 entered into by Edwards and Starwood Wasserman Fresno LLC. Under such Lease, Edwards leases property located in Fresno, California from Starwood Wasserman Fresno LLC for the purpose of operating a theatre on such property. On December 31, 2002, the Guaranty was terminated and replaced by a new joint and several guaranty from Regal and Regal Cinemas, Inc. Pursuant to the new Guaranty, if Edwards defaults under the Lease, Starwood Wasserman Fresno LLC may proceed immediately against Regal and Regal Cinemas, Inc. or Edwards, or both, or may enforce against Regal and Regal Cinemas, Inc. or Edwards, or both, any rights it has under the Lease or pursuant to applicable laws.

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Ontario LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under a certain Lease dated July 16, 1999 entered into by Edwards and Starwood Wasserman Ontario LLC. Under such Lease, Edwards leases property located in Ontario, California from Starwood Wasserman Ontario LLC for the purpose of operating a theatre on such property. On December 31, 2002, the Guaranty was terminated and replaced by a new joint and several guaranty from Regal and Regal Cinemas, Inc. Pursuant to the new Guaranty, if Edwards defaults under the Lease, Starwood Wasserman Ontario LLC may proceed immediately against Regal and Regal Cinemas, Inc. or Edwards, or both, or may enforce against Regal and Regal Cinemas, Inc. or Edwards, or both, any rights it has under the Lease or pursuant to applicable laws.

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

Other Transactions

        During the year ended December 26, 2002, as members of the class of holders of Regal Cinemas, Inc.'s former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of Regal Cinemas Inc.'s subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from Regal and GSCP received cash payments from Regal Cinemas, Inc. of approximately $50,000 in respect of certain expenses incurred in connection with Regal Cinemas' restructuring. In addition, Regal paid GSCP $1.0 million for restructuring services.

        During the year ended December 26, 2002, Regal CineMedia incurred approximately $391,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel and marketing expenses. Additionally, Regal CineMedia has recorded revenue of $718,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

13    EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Cinemas, Inc. 401(k) Plan, under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

        In conjunction with the exchange transaction in April 2002 (see Note 1—"The Company and Basis of Presentation"), Regal Cinemas', United Artists' and Edwards' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists Theatre Circuit 401(k) Savings Plan to the Regal Cinemas, Inc. 401(k) plan. The Company made discretionary contributions of approximately $1.0 million and $1.1 million to the Regal Cinemas, Inc. and United Artists plans in 2002 and 2001, respectively.

14    EARNINGS PER SHARE

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

	Year ended December 26, 2002	Period ended January 3, 2002
Net income	$117.2	$4.9
Less:
Loss on redemption of preferred stock	28.2	—

Net income available to common stockholders	$89.0	$4.9
Weighted average shares outstanding (in thousands):
Basic:	107,738	16,104
Add common stock equivalents	4,546	1,264

Diluted:	112,284	17,368
Earnings per share
Basic:	$0.83	$0.30
Diluted:	$0.79	$0.28

15    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Regal Cinemas Senior Credit Facility, which consists of a term loan and revolving credit facility, is estimated based on quoted market prices as of December 26, 2002. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Regal Cinemas Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of December 26, 2002. The fair value of United Artists borrowings under the United Artists Term Credit Facility was estimated based on dealer quotes at January 3, 2002. The carrying amount of the Edwards Senior Term Loan at January 3, 2002 approximated fair value as the interest rates reset periodically. In addition, the carrying amount of the Edwards Subordinated Notes at January 3, 2002 approximated fair value due to the timing of their origination. The fair value of the Company's other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at December 26, 2002 and January 3, 2002 consist of the following:

	December 26, 2002	January 3, 2002
	(In millions)
Carrying amount	$576.5	$436.2
Fair value	$599.0	$432.6

16    SUBSEQUENT EVENTS

        On February 3, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on March 14, 2003, to stockholders of record on February 25, 2003.

        On February 4, 2003, the Company entered into a definitive stock purchase agreement pursuant to which the Company agreed to acquire certain assets of Hoyts Cinemas for a combination of cash of approximately $100 million and common stock (ranging from 4,308,390 to 4,761,905 shares based on the 14 trading days ending on the second trading day prior to closing of the transaction) and the assumption of certain capital leases. Regal expects to acquire 52 of the 97 Hoyts Cinemas theatres representing 554 screens located in 10 states in the Northeastern United States. Regal anticipates closing the transaction during the first half of 2003.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Artists Theatre Company:

        We have audited the accompanying consolidated statements of operations and cash flows of United Artists Theatre Company for the forty-four weeks ended January 3, 2002 (Reorganized Period) and for the nine weeks ended March 1, 2001 and for the year ended December 28, 2000 (Historical Periods). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure sin the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of United Artists Theatre Company for the forty-four weeks ended January 3, 2002 (Reorganized Period) and for the nine-weeks ended March 1, 2001 and the year ended December 28, 2000 (Historical Period) in conformity with the accounting principles generally accepted in the United States of America.

        As described in Note 1 and 2 of the consolidated financial statements, effective March 1, 2001, United Artists Theatre Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan, which was confirmed by the Bankruptcy Court on January 22, 2001. In accordance with AICPA Statement of Position 90-7, the Company adopted fresh start reporting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values of March 1, 2001. As a result, the consolidated financial statements for the periods subsequent to March 1, 2001 reflect the Reorganized Company's new basis of accounting and are not comparable to the Historical Company's pre-reorganization consolidated financial statements.

/s/  KPMG LLP

Denver, Colorado
February 8, 2002

UNITED ARTISTS THEATRE COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Reorganized Company	Historical Company
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Year Ended December 28, 2000
Revenue:
Admissions	$322.2	$69.1	372.4
Concession sales	130.1	26.9	154.6
Other	19.2	3.2	23.3

	471.5	99.2	550.3
Costs and expenses:
Film rental and advertising expenses	179.3	36.2	204.9
Direct concession costs	14.8	3.1	18.0
Other operating expenses	181.4	35.7	227.5
Sale and leaseback rentals (note 12)	14.8	2.9	16.9
General and administrative	16.8	3.2	21.3
Depreciation and amortization	35.6	6.8	44.8
Asset impairments, lease exit and restructure costs (note 8)	2.9	1.1	55.1
Gain on disposition of assets, net	(2.1)	(4.6)	(14.4)

	443.5	84.4	574.1

Operating income (loss) from continuing operations	28.0	14.8	(23.8)
Other income (expense):
Interest, net (note 4)	(18.2)	(6.9)	(69.5)
Minority interests in earnings of consolidated subsidiaries	(0.1)	(1.1)	(2.0)
Other, net	(2.9)	0.1	(2.2)

	(21.2)	(7.9)	(73.7)
Income (loss) before reorganization items, income tax expense, discontinued operations, and extraordinary items	6.8	6.9	(97.5)
Reorganization items (note 1):	—	64.9	(25.4)

Income (loss) before income tax expense, discontinued operations and extraordinary item	6.8	71.8	(122.9)
Income tax expense (note 10)	(3.6)	—	(0.7)

Income (loss) before discontinued operations and extraordinary items	3.2	71.8	(123.6)
Discontinued operations (note 9)	—	—	—

Income (loss) before extraordinary item	3.2	71.8	(123.6)
Extraordinary item, net of income taxes (note 1)	—	462.6	—

Net income (loss)	$3.2	$534.4	(123.6)

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

		Historical Company
	Reorganized Company Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Year Ended December 28, 2000
Net income (loss)	$3.2	$534.4	(123.6)
Non-cash expense associated with discontinued operations	—	—	(0.2)
Effect of leases with escalating minimum annual rentals	3.1	0.6	4.7
Depreciation and amortization	35.6	6.8	44.8
Provision for impairments and lease exit costs	2.9	1.1	49.0
Reorganization items	—	(64.9)	25.4
Gain on disposition of assets, net	(2.1)	(4.6)	(14.4)
Minority interests in earnings of consolidated subsidiaries	0.1	1.1	2.0
Early lease termination payments	—	—	(0.5)
Extraordinary gain on extinguishments of debt	—	(462.6)	—
Deferred income taxes	(2.4)	—	—
Change in assets and liabilities:
Receivables	(4.1)	2.2	(0.5)
Prepaid expenses and concession inventory	(5.1)	(3.8)	3.8
Other assets	(0.8)	(0.2)	—
Accounts payable	—	(10.6)	(2.5)
Accrued and other liabilities	8.4	(2.2)	10.8

Net cash provided by (used in) operating activities	38.8	(2.7)	(1.2)

Cash flow from investing activities:
Capital expenditures	(12.8)	(0.6)	(18.2)
Change in receivable from sale and leaseback escrow	—	—	—
Proceeds from sale and leaseback transaction and escrow	—	—	—
Proceeds from disposition of assets, net	16.9	4.5	17.0
Change in investments and receivables, net	—	—	4.1
Other, net	2.0	(1.2)	(1.4)

Net cash provided by (used in) investing activities	6.1	2.7	1.5

Cash flow from financing activities:
Debt borrowings	68.0	22.5	17.0
Debt repayments	(87.2)	(16.8)	(16.1)
Decrease in cash overdraft	(1.5)	(3.1)	(0.1)
Other, net	(1.3)	—	(0.5)

Net cash provided by (used in) financing activities	(22.0)	2.6	0.3

Net cash used in reorganization items	(6.4)	(7.0)	(5.2)

Net increase (decrease) in cash and cash equivalents	16.5	(4.4)	(4.6)
Cash and cash equivalents:
Beginning of period	7.0	11.4	16.0

End of period	$23.5	$7.0	11.4

Supplemental cash flow information:
Cash paid for interest	$6.1	$7.9	50.1

Cash paid for income tax	$0.1	$—	0.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Chapter 11 Reorganization and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of United Artists Theatre Company ("United Artists") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. United Artists owns all of the outstanding capital stock of the United Artists Theatre Circuit, Inc. ("UATC"), and all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC.

        On September 5, 2000 (the "Petition Date") United Artists Theatre Company and certain of its subsidiaries, (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization. On January 22, 2001 the joint plan of reorganization, as amended, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date"). In conjunction with the reorganization, the Historical Company's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Restructured Term Credit Facility (the "Term Facility") of approximately $252.2 million, and an additional $35.0 million Revolving Credit Facility was obtained.

        On March 2, 2001, United Artists Theatre Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the reorganization value of United Artists, which represents the fair value of all of United Artists' assets (net of liabilities), was determined through negotiations between United Artists' management and its pre-petition creditors and such reorganization value is allocated to United Artists' assets based on their relative fair values. Liabilities, other than deferred income taxes, are also stated at their fair values. Deferred taxes are determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109. Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit. The estimated reorganization value of United Artists as of March 2, 2001 was approximately $360 million.

        United Artists' post-reorganization balance sheet, statement of operations and statements of cash flow which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. Accordingly, for periods prior to March 2, 2001, the assets and liabilities of United Artists and the related consolidated financial statements are referred to herein as "Historical Company", and for periods subsequent to March 1, 2001, the assets and liabilities of United Artists and the related consolidated financial statements are referred to herein as "Reorganized Company". The "Company" and "United Artists" refer to both Reorganized Company and Historical Company.

        As a consequence of the Plan, on March 2, 2001, the Reorganized Company's capital structure consisted of approximately $252.2 million of debt under the Term Facility, convertible preferred stock with a par value of $0.1 million and a liquidation value of $57 million and $96 million in Additional Paid-in Capital. The Anschutz Corporation ("TAC"), affiliates of which were pre-petition senior lenders, converted 100% of its senior debt into a combination of convertible preferred stock, common stock and 3.7 million warrants ($10.00 exercise price) to purchase common stock of United Artists which, in aggregate, represents approximately 54% of the fully diluted common equity of United Artists. Other senior lenders under the Pre-Petition Credit Facility received common stock in United Artists representing approximately 29% of the fully diluted common stock and subordinated lenders received 1.8 million common stock warrants with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common stock, with the remaining fully diluted common stock (approximately 10%) reserved for management stock options.

        The filing of the Chapter 11 Cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the Chapter 11 Cases, and (ii) served to accelerate, for purposes of allowance, all pre-bankruptcy filing liabilities of the Historical Company, whether or not those liabilities were liquidated or contingent on the Petition Date. In accordance with SOP 90-7 the following table sets forth the liabilities of the Historical Company subject to compromise as of March 1, 2001 (amounts in millions):

Trade accounts payable and other	$30.8
Debt and related accrued interest	740.7
Lease exit costs	39.6

Total liabilities subject to compromise	$811.1

        Additional liabilities subject to compromise may arise subsequent to the Petition Date resulting from the determination by the bankruptcy court (or through agreement by the parties in interest) of allowed claims for contingencies and other disputed amounts.

        The above summary of liabilities subject to compromise excludes certain obligations existing on the Petition Date with respect to which the Historical Company received approval from the court to continue to service in the normal course of business. These obligations primarily include the pre-petition film licensing agreements and other amounts owing to the motion picture studios, employee compensation and other essential trade creditors.

        A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases. As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and $1.1 million in payment-in-kind notes was established for distribution on a pro rata basis to the Historical Company's unsecured creditors. The payment-in-kind notes earn "in-kind" interest at 8% with one third of the principal payable during March 2005, one-third payable during March 2006 and the remaining one third, along with all accrued interest, payable during March 2007.

        The discharge of obligations subject to compromise for less than the recorded amounts resulted in an extraordinary gain on discharge of debt of $462.6 million.

        In accordance with SOP 90-7, all costs and expenses incurred in connection with the Historical Company's reorganization from the Petition Date to the Effective Date have been reflected as reorganization items in the accompanying consolidated statement of operations.

        Reorganization items (expenses) recorded by the Historical Company during the nine weeks ended March 1, 2001 and the fifty-two weeks ended December 28, 2000 consisted of the following (in millions):

	March 1, 2001	December 28, 2000
Adjustments of assets and liabilities to fair value	$71.8	$—
Professional fees	(6.4)	(4.9)
Asset impairments	(0.4)	(3.8)
Deferred loan costs	—	(16.4)
Other	(0.1)	(0.3)

	$64.9	$(25.4)

(2)  Fresh-Start Reporting

        In connection with the emergence from bankruptcy, United Artists adopted fresh-start reporting in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation of a new reporting entity.

        Under fresh-start reporting, the reorganization value of the entity has been allocated to United Artists' assets and liabilities on a basis substantially consistent with purchase accounting. The fresh-start reporting adjustments, primarily related to the adjustment of United Artists' assets and liabilities to fair market values and an adjustment to stockholder's equity of over $600 million, will have a significant effect on United Artists' future statements of operations.

        The implementation of the Plan also resulted in, among other things, the satisfaction or disposition of various types of claims against the Historical Company, the assumption and rejection of certain leases and agreements, and the establishment of a new board of directors following the Effective Date, along with new employment and other arrangements with certain members of management.

(3)  Summary of Significant Accounting Policies

        (a)  Cash and Cash Equivalents

          United Artists considers investments with initial maturities of three months or less to be cash equivalents.

        (b)  Inventory

          United Artists accounts for inventory on a first in, first out basis and at the lower of cost and replacement value.

        (c)  Investments

          Investments in which United Artists' ownership is 20% to 50% are generally accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize dividends received and United Artists' share of net earnings or losses of the investee as they occur. Investments in which United Artists' ownership is less than 20% are accounted for using the cost method. Under this method, the investments are recorded at cost and any dividends received are recorded as income.

        (d)  Property and Equipment

          Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including applicable direct overhead and interest, are capitalized. United Artists capitalized $0.2 million, $0.0 million and $0.4 million and $0.8 million of interest related to its various construction projects during the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2002, and the fiscal year ended December 28, 2000, respectively. Repairs and maintenance are charged to operations.

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the terms of the leases, including certain renewal periods or, in the case of certain improvements, the estimated useful lives of the assets, if shorter. Costs associated with new theatre construction are depreciated once such theatres are placed in service.

        (e)  Impairment of Long-Lived Assets

          United Artists provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

        (f)    Reorganization Value in Excess of Amounts Allocated to Identifiable Assets

          United Artists has reorganization value in excess of amounts allocated to identifiable assets of $132.9 million, net of accumulated amortization of $9.7 million, at January 3, 2002. This asset is being amortized over approximately a 19 year period, based on the underlying lease terms of the specific locations. The carrying value of the reorganization asset will be periodically reviewed if the facts and circumstances suggest that it may be impaired. United Artists will measure the impairment based upon future cash flows of United Artists over the remaining amortization period.

        (g)  Other Assets

          Other assets consist primarily of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements and is included as a component of interest expense.

        (h)  Operating Costs and Expenses

          Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include common facility costs such as employee costs, theatre rental and utilities, which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

        (i)    Income Taxes

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

        (j)    Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          United Artists estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that United Artists settles with the distributors. Actual film costs and film payable could differ from those estimates.

        (k)  Stock-Based Compensation

          United Artists accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Under SFAS No. 123, Accounting for Stock-Based Compensation, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. United Artists has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

        (l)    Reclassification

          Certain prior year amounts have been reclassified for comparability with the 2001 presentation.

        (m)  Reporting Period

          United Artists' reporting period is based on a calendar that coincides with film playweeks and other public reporting theatre operators. Each fiscal year ends on the Thursday closest to December 31, which results in a fifty-two or fifty-three week fiscal year. The period ended January 3, 2002 includes fifty-three weeks.

        (n)  Impact on Recently Issued Accounting Standards

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard will not have a material impact on the financial position or the results of operations of United Artists.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which United Artists will adopt on January 4, 2002, being the first day of our fiscal 2002 year. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard will result in United Artists no longer amortizing the reorganization value in excess of identified assets and other intangible assets. This change, if adopted as of March 1, 2001, would have resulted in a reduction of amortization expense of $9.7 million and an increase in income (loss) before income tax expense, discontinued operations and extraordinary items of $9.7 million for the forty-four week period ended January 3, 2002.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this standard is not expected to have a material impact on the financial position or the results of operations of United Artists.

(4)  Debt

        As a result of the Plan being declared effective on March 2, 2001, substantially all of the debt existing prior to that date was replaced by a Term Facility and a new $35.0 million Revolving Credit Facility.

        Interest, net includes amortization of deferred loan costs of $0.5 million, $0.5 million and $2.6 million for the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001, and the fiscal year ended December 28, 2000, respectively. Additionally, interest, net includes interest income of $0.3 million, $0.1 million and $0.4 million for the forty-four weeks ended January 3, 2002, the nine weeks ended March 2, 2001 and the fiscal year ended December 28, 2000, respectively.

        The Historical Company had contractual interest of $11.7 million for the nine weeks ended March 1, 2001 and $76.9 million for the fifty-two weeks ended December 28, 2000.

(5)  Stockholders' Equity (Deficit)

  Common Stock

        At January 3, 2002, United Artists had outstanding 10,000,000 shares of common stock, $0.01 par value per share.

  Convertible Preferred Stock

        United Artists has authorized for issuance 9.2 million shares of convertible preferred stock with a par value of $.01 per share. At January 3, 2002, United Artists has 9.1 outstanding shares of Series A Convertible Preferred Stock which are convertible into common stock at the option of the holder at a conversion price of $6.25 per share. The preferred shares have a stated liquidation preference of $6.25 per share or $57 million in the aggregate, are not entitled to receive cash dividends, are senior to all common stock, and have a weighted voting right equal to the number of shares of common stock into which they would be converted.

  Warrants

        In connection with the reorganization as discussed in Note 1 and 2, United Artists issued 5.6 million warrants to certain creditors with a fair value of $0.28 per warrant. Each warrant is convertible into one share of new common stock at an exercise price of $10 per share. The warrants expire in March 2008.

  Stock Option Plans

        United Artists has adopted a stock option plan, pursuant to which United Artists' Board of Directors may issue common shares and grant incentive stock options to employees, directors and consultants. The plan authorizes common stock issuances and grants of options to purchase up to 2,746,666 shares of common stock. The options generally vest over 60 months and expire upon the earlier of three years after termination of employment or ten years from the date of grant. At January 3, 2002, there were options for 2,030,700 shares outstanding, and options for 715,966 shares available for grant under the plan.

        The weighted average fair value of options on the date of grant during 2001 was $2.21 using the Black-Scholes option-pricing model with the following assumptions: no expected dividends or volatility, risk-free interest rate of approximately 5.4% and a term to maturity of 10 years. The remaining weighted average contractual life of options outstanding at January 3, 2002 was 9.17 years, with exercise prices ranging from $5.00 to $14.50.

        As discussed in note 3, United Artists utilizes APB Opinion No. 25 to account for its employee stock options. If United Artists determined compensation costs based on the fair value of the options at the grant date under FASB Statement No. 123, "Accounting for Stock Based Compensation", United Artists' net earnings would have been approximately $2.6 million for the forty-four weeks ended January 3, 2002 as compared to the reported $3.2 million.

        Option activity during the forty-four weeks ended January 3, 2002, consisted of the following:

	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at March 2, 2001	—
Granted	2,030,700	$6.05

Balance at January 3, 2002	2,030,700	6.05	192,270

        The following table summarizes information about stock options outstanding at January 3, 2002.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 3, 2002	Weighted Average Exercise Price
$5.00	1,703,222	9.17	$5.00	170,322	$5.00
10.00	219,478	9.17	10.00	21,948	10.00
14.50	108,000	9.17	14.50	—	—

	2,030,700	9.17	6.05	192,270	$5.57

(6)  Employee Benefits Plan

        The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations, to the Savings Plan. Employee contributions are invested in various investment funds based upon elections made by the employee. Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4% of their compensation.

        Contributions to the Savings Plan were $0.6 million and $0.1 million, respectively, for the forty-four weeks ended January 3, 2002 and nine weeks ended March 1, 2001, and for the fiscal years ended December 2000 and 1999 were $0.8 million and $0.7 million, respectively and are included in the other operating expense category.

(7)  Asset Impairments, Lease Exit and Restructure Costs

        The following table relates the detailed components of the expenses for asset impairments, lease exit and restructure costs (amounts in millions):

	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year 2000
Asset impairments	$2.9	$1.1	$37.8
Lease exit costs	—	—	11.3
Restructure costs	—	—	6.0
Other	—	—	—

	$2.9	$1.1	$55.1

  Lease Exit Costs

        During 2000, United Artists continued to pursue a strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties. As part of the disposition plan United Artists recorded estimated lease termination costs of $11.3 million in 2000.

  Restructure Costs

        Costs relating to United Artists' restructuring and Chapter 11 reorganization, exclusive of those amounts incurred subsequent to the petition date which are classified as reorganization items in the accompanying statement of operations, were $6.0 million for the fiscal year ended December 28, 2000.

(8)  Discontinued Operations

        During 1998, United Artists established a plan to dispose of its entertainment center business operations, and operations in all of the entertainment centers ceased during 1999. At December 30, 1999, United Artists established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers. At December 28, 2000, liabilities subject to compromise included a $2.2 million reserve for such lease termination costs. As part of the application of fresh start accounting, all liabilities subject to compromise were discharged on March 2, 2001.

(9)  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operation gloss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The benefit of United Artists' deferred tax asset has been reduced by a valuation allowance.

        The components of the provision for income taxes are as follows (amounts in millions):

	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year 2000
Current income taxes:
Federal	$5.4	$—	$0.4
State	0.6	—	0.3

Total	6.0	—	0.7

Deferred income taxes:
Federal	(2.2)	—	—
State	(0.2)	—	—

Total deferred provision (benefit)	(2.4)	—	—

Total income tax provision	$3.6	$—	$0.7

        With respect to the nine weeks ended March 1, 2001, income tax expense pertains to both income before extraordinary times as well a certain adjustments necessitated by the effectiveness of the Plan and the required fresh start adjustment in accordance with SOP 90-7 to United Artists' financial statements.

        For the year ended 2000, income tax expense pertains to income before extraordinary items, and is largely a result of activity related to subsidiaries consolidated for financial reporting purposes, but not for tax purposes. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is exempt from income taxation.

        Income tax expense differed form the amount computed by applying the U.S. Federal income tax rat (35% for all periods) to income (loss) before income tax expense as a result of the following (amounts in millions):

	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year 2000
Expected tax provision (benefit)	$2.4	$187.0	$(43.2)
State tax net of federal benefit	0.4	—	—
Change in valuation allowance
Gain from discharge of indebtedness	—	(147.2)	—
Other	—	5.7	46.2
Fresh start adjustments	—	(49.0)	—
Reorganization costs	0.7	2.2	—
Increase in basis of assets	—	—	—
Other	0.1	1.3	(2.3)

Provision for income taxes	$3.6	$—	$0.7

        At the effective date of the Plan, the Historical Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $359 million. These NOL carryforwards have been reduced as a result of the discharge and cancellation of various pre-petition liabilities under the Plan. The Reorganized Company has not recorded a financial statement benefit for the NOL carryforwards because the criterion to record a benefit has not been satisfied. After the reduction, for federal income tax purposes as of January 3, 2002, the Reorganized Company has available NOL carryforwards of approximately $83.5 million with expiration commencing during 2007. Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Plan, the Reorganized Company's ability to utilize its NOL carryforwards and certain deferred tax assets for federal income tax purposes is restricted to approximately $5 million per annum.

        If United Artists, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Historical Company (such as NOL carryforwards), such benefit would be applied to reduce certain balance sheet asset sin accordance with Financial Accounting Standards Board statement No. 109 Accounting for Income Taxes.

(10) Segment Information

        United Artists' operations are classified into three business segments: Theatre Operations, In-Theatre Advertising and The Satellite Theatre Network® ("STN"). In-Theatre Advertising sells various advertising within its theatres and on United Artists' web page. STN rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis.

        The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for each of the last three years (amounts in millions):

	Theatre Operations	In-Theatre Advertising	STN	Total
As of and for the forty-four weeks ended January 3, 2002
Revenue	$460.0	$8.7	$2.8	$471.5
Operating income	18.7	8.2	1.1	28.0
Depreciation and amortization	35.2	0.1	0.3	35.6
Assets	451.9	0.4	1.3	453.6
Capital expenditures	12.4	—	0.4	12.8
As of and for the nine weeks ended March 1, 2001
Revenue	$97.0	$1.2	$1.0	$99.2
Operating income	13.3	1.2	0.3	14.8
Depreciation and amortization	6.8	—	—	6.8
Assets	415.9	1.2	5.4	422.5
Capital expenditures	0.6	—	—	0.6

(11) Commitments and Contingencies

        United Artists conducts a significant portion of its theatre and corporate operations in leased premises. These leases have non-cancelable terms expiring at various dates after January 3, 2002. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

        UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 37 theatres were sold and leased back from unaffiliated third parties pursuant to lease terms averaging 21 years with generally two 5 year renewal options. During late 2000 and early 2001, UATC amended the largest of these sale and leaseback transactions to allow UATC to terminate the master lease with respect to obsolete properties, allow the Owner Trustee to sell up to $35.0 million of those properties and pay down the underlying debt at 85% of par, and reduce the amount of rent paid by UATC on the master lease on a pro rata basis to the amount of debt repaid. Gains on the sale and leaseback transactions were deferred and amortized as a reduction of rent expense over the individual theatre lease terms prior to the adoption of SOP 90-7. Under fresh-start reporting the remaining unamortized deferred gains were eliminated.

        Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year 2000
Minimum rental	$70.7	$11.7	$76.4
Contingent rental	2.9	0.4	1.5
Effect of leases with escalating Minimum annual rentals	2.7	0.6	4.7
Rent tax	0.3	0.1	0.5

	$76.6	$12.8	$83.1

        Approximately $14.8 million, $2.9 million and $16.9 million of the minimum rentals reflected in the preceding table for the forty-four weeks ended January 3, 2002, for the nine weeks ended March 1, 2001 and the year ended 2000, respectively, were incurred pursuant to the sale and leaseback transactions.

        Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

Fiscal Years	Third Party Leases
2002	$73.7
2003	72.7
2004	72.5
2005	71.5
2006	66.7
Thereafter	639.7

        Upon the filing of the Chapter 11 Cases and petitions, the Bankruptcy Code imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against United Artists that were or could have been commenced before the bankruptcy petition.

        The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists theatres and to make any changes that may be required by the ADA. United Artists estimates the cost to comply with these requirements is $2.5 million to $5.0 million.

(12) Comparative Quarterly Financial Information (unaudited)

	Fiscal Year 2001
	Forty-Four Weeks Ended January 3, 2001	Fourth Quarter	Third Quarter	Second Quarter	Four Weeks Ended March 29, 2001	Nine Weeks Ended March 1, 2001
	(in millions)
Revenue	$471.5	$155.0	$158.6	$128.5	$29.4	$99.2
Operating income (loss) from continuing operations	28.0	13.2	13.0	5.7	(3.9)	14.8
Income (loss) before reorganization items, income tax expenses, and extraordinary item	6.8	8.6	6.3	(1.2)	(6.9)	6.9
Reorganization items	—	—	—	—	—	64.9
Extraordinary item	—	—	—	—	—	462.6
Net income (loss)	3.2	5.1	6.2	(1.2)	(6.9)	534.4
	Fiscal Year 2000
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in millions)
Revenue	$550.3	$136.7	$149.5	$138.6	$125.5
Operating income (loss) from continuing operations	(23.8)	9.9	(15.4)	(17.9)	(0.4)
Loss before reorganization items and income tax expense	(97.5)	(3.6)	(37.3)	(37.4)	(19.2)
Reorganization items	(25.4)	(8.0)	(17.4)	—	—
Net loss	(123.6)	(11.7)	(54.8)	(38.0)	(19.1)

(13) Events Subsequent to Audit Report Date (unaudited)

        On March 8, 2002, the holders of in excess of 80% of the voting stock in United Artists entered into an agreement to exchange their stock for shares of common stock in Regal. Regal is an entity formed and controlled by Anschutz, the 84% stockholder of United Artists. Also on March 8, 2002 Regal agreed to exchange its stock for stock in two other theatre companies also commonly controlled by Anschutz.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class I Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance") to be held on May 7, 2003 and to be filed with the Securities and Exchange Commission within 120 days after December 26, 2002.

Item 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation" and "Proposal 1. Election of Class I Directors—Compensation of Directors") to be held on May 7, 2003 and to be filed with the Securities and Exchange Commission within 120 days after December 26, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 7, 2003 and to be filed with the Securities and Exchange Commission within 120 days after December 26, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Certain Relationships and Related Transactions") to be held on May 7, 2003 and to be filed with the Securities and Exchange Commission within 120 days after December 26, 2002.

Item 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation thereof.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Financial Statements of Regal Entertainment Group:

      Independent Auditors' Report regarding Regal's consolidated financial statements

      Regal's Consolidated Balance Sheets as of December 26, 2002 and January 3, 2002

      Regal's Consolidated Statements of Operations for the fiscal year ended December 26, 2002 and the period ended January 3, 2002

      Regal's Consolidated Statements of Stockholders' Equity for the fiscal year ended December 26, 2002 and the period ended January 3, 2002

      Regal's Consolidated Statements of Cash Flows for the for the fiscal year ended December 26, 2002 and the period ended January 3, 2002

      Notes to Regal's Consolidated Financial Statements

    Financial Statements of United Artists Theatre Company and Subsidiaries:

      Independent Auditors' Report regarding United Artists' consolidated financial statements

      United Artists' Consolidated Statements of Operations for the fiscal years ended January 3, 2002 (Reorganized Company) and December 28, 2000 (Historical Company)

      United Artists' Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2002 (Reorganized Company) and December 28, 2000 (Historical Company)

      Notes to United Artists' Consolidated Financial Statements

  (2)
  Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

  (3)
  Exhibits:

Exhibit Number	Description
2.1	Regal Cinemas Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.4	United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization
2.5
Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6
Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation and Regal Cinemas, Inc. as Co-Borrowers, the Lenders Party thereto, Lehman Brothers Inc. and Credit Suisse First Boston as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporations' Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930), and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.5
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.6
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.7
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee
4.8	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002
4.9
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.10
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists, Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.11
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.13
Participation Agreement, dated as of December 13, 1995, among United Artists, Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.14
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.15
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
10.1
Regal Entertainment Group Stockholders Agreement (filed as exhibit 10.1 to the Registration Statement of Registrant on For S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
10.1.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.1*
Form of Stock Option Agreement (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.3	Form of Warrant Agreement (filed as exhibit 10.2.3 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
23.2	Consent of KPMG LLP, Independent Accountants
24.1	Powers of Attorney (included on the signature page)
99.1	Written Statement of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*
Identifies each management contract or compensatory plan or arrangement

(b)
Current Reports on Form 8-K filed during the fourth quarter of fiscal year 2002:

    Current report on Form 8-K filed under "Item 5. Other Events" on October 23, 2002

(c)
The exhibits required to be filed herewith are listed above.

(d)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 26, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer
March 26, 2003	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Michael L. Campbell, Kurt C. Hall, Amy E. Miles and Peter B. Brandow and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person's name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Co-Chairman and Co-Chief Executive Officer and Chief Executive Officer of Regal Cinemas Corporation (Co-Principal Executive Officer)	March 26, 2003
/s/ KURT C. HALL Kurt C. Hall	Director, Co-Chairman and Co-Chief Executive Officer and President and Chief Executive Officer of Regal CineMedia Corporation (Co-Principal Executive Officer)	March 26, 2003
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003
/s/ PHILIP F. ANSCHUTZ Philip F. Anschutz	Director	March 26, 2003
/s/ MICHAEL F. BENNETT Michael F. Bennett	Director	March 26, 2003
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 26, 2003
/s/ CRAIG D. SLATER Craig D. Slater	Director	March 26, 2003
/s/ ALFRED C. ECKERT, III Alfred C. Eckert, III	Director	March 26, 2003
/s/ ROBERT F. STARZEL Robert F. Starzel	Director	March 26, 2003
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 26, 2003

CERTIFICATIONS

Certification by the Co-Chief Executive Officer of Regal Entertainment Group Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael L. Campbell, Co-Chief Executive Officer of Regal Entertainment Group (the "Company"), hereby certify that:

        (1)  I have reviewed this annual report on Form 10-K of the Company;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

        (4)  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003

/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer

Certification by the Co-Chief Executive Officer of Regal Entertainment Group Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kurt C. Hall, Co-Chief Executive Officer of Regal Entertainment Group (the "Company"), hereby certify that:

        (1)  I have reviewed this annual report on Form 10-K of the Company;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

        (4)  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003

/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer

Certification by the Chief Financial Officer of Regal Entertainment Group Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Amy E. Miles, Chief Financial Officer of Regal Entertainment Group (the "Company"), hereby certify that:

        (1)  I have reviewed this annual report on Form 10-K of the Company;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

        (4)  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003

/s/ AMY E. MILES Amy E. Miles Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Regal Cinemas Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2	Regal Cinemas Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3	United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.4	United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization
2.5	Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6	Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7	Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Registrant (filed as exhibit 3.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.1	Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2	Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3	Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation and Regal Cinemas, Inc. as Co-Borrowers, the Lenders Party thereto, Lehman Brothers Inc. and Credit Suisse First Boston as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporations' Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930), and incorporated herein by reference)
4.4	Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.5	First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.6	Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.7	Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee
4.8	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002
4.9	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.10	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists, Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.11	Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12	Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.13	Participation Agreement, dated as of December 13, 1995, among United Artists, Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.14	Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.15	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
10.1	Regal Entertainment Group Stockholders Agreement (filed as exhibit 10.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
10.1.1	Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2	2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.1	Form of Stock Option Agreement (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.3	Form of Warrant Agreement (filed as exhibit 10.2.3 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
10.4	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8	Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
23.2	Consent of KPMG LLP, Independent Accountants
24.1	Powers of Attorney (included on the signature page)
99.1	Written Statement of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)