Form 10-Q
period 2003-03-27
REGAL ENTERTAINMENT GROUP
filed 2003-05-12
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

Class A Common Stock—46,939,471 shares outstanding at May 9, 2003

Class B Common Stock—85,287,957 shares outstanding at May 12, 2003

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27, 2003	December 26, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$323.3	$276.0
Restricted cash	10.2	22.5
Trade and other receivables, net	14.0	30.5
Inventories	6.2	6.7
Prepaid expenses and other current assets	30.7	39.7
Assets held for sale	7.4	9.7
Deferred income tax asset	4.7	4.7

TOTAL CURRENT ASSETS	396.5	389.8
PROPERTY AND EQUIPMENT:
Land	134.2	134.7
Buildings, leasehold improvements and equipment	1,687.5	1,674.3
Construction in progress	10.5	6.5

Total property and equipment	1,832.2	1,815.5
Accumulated depreciation and amortization	(193.7)	(160.0)

Total property and equipment, net	1,638.5	1,655.5
GOODWILL	227.5	227.5
OTHER ASSETS	36.7	37.4

TOTAL ASSETS	$2,299.2	$2,310.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$14.2	$17.0

Accounts payable	119.8	154.0
Accrued expenses	128.3	109.4
Bankruptcy claims and liabilities	11.1	23.6

TOTAL CURRENT LIABILITIES	273.4	304.0
LONG-TERM DEBT	558.4	561.5
LEASE FINANCING ARRANGEMENTS	95.5	96.0
CAPITAL LEASE OBLIGATIONS	2.5	3.9
DEFERRED TAX LIABILITY	21.8	21.3
OTHER NONCURRENT LIABILITIES	53.6	49.9

TOTAL LIABILITIES	1,005.2	1,036.6
MINORITY INTEREST	3.1	2.8
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 46,738,630 and 46,448,382 shares issued and outstanding at March 27, 2003 and December 26, 2002, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,287,957 issued and outstanding at March 27, 2003 and December 26, 2002	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid in capital	1,201.2	1,196.6
Retained earnings	89.6	74.1

TOTAL STOCKHOLDERS' EQUITY	1,290.9	1,270.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,299.2	$2,310.2

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data)

	Quarter Ended March 27, 2003	Quarter Ended March 28, 2002
REVENUES:
Admissions	$361.3	$286.2
Concessions	137.5	113.8
Other operating revenue	29.3	14.1

TOTAL OPERATING REVENUE	528.1	414.1
OPERATING EXPENSES:
Film rental and advertising costs	186.0	146.8
Cost of concessions	19.4	15.8
Rent expense	63.1	51.9
Other theatre operating expenses	136.9	103.0
General and administrative expenses	14.6	15.9
Merger and restructuring expenses and amortization of deferred stock compensation	2.2	7.9
Depreciation and amortization	35.9	27.7
Gain on disposal and impairment of operating assets	(2.6)	(0.1)

TOTAL OPERATING EXPENSES	455.5	368.8

INCOME FROM OPERATIONS	72.6	45.2
OTHER INCOME (EXPENSE):
Interest expense, net	(13.7)	(14.4)
Gain on extinguishment of debt	—	1.2
Minority interest in earnings of consolidated subsidiaries	(0.3)	(8.7)
Other, net	0.1	(0.4)

TOTAL OTHER EXPENSE, NET	(13.9)	(22.3)

INCOME BEFORE INCOME TAXES	58.7	22.9
PROVISION FOR INCOME TAXES	23.4	12.3

NET INCOME	$35.3	$10.6

EARNINGS PER SHARE:
Basic	$0.27	$0.20
Diluted	$0.26	$0.19
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	131,805	53,921
Diluted	137,012	55,885

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 27, 2003	Quarter Ended March 28, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35.3	$10.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35.9	27.7
Amortization of deferred stock compensation	1.2	—
Gain on debt extinguishment	—	(1.2)
Minority interest in earnings of consolidated subsidiaries	0.3	8.7
Deferred income taxes	0.4	8.1
Gain on disposal and impairment of operating assets	(2.6)	(0.1)
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	7.7	(3.1)
Inventories	0.5	0.5
Prepaid expenses and other current assets	9.8	(7.1)
Accounts payable	(34.2)	(8.0)
Accrued expenses and other liabilities	23.2	(8.4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	77.5	27.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.9)	(15.1)
Proceeds from disposition of assets	10.3	1.6
Decrease in other long term assets	—	6.0
Decrease in reimbursable construction advances	8.8	0.2
Decrease in restricted cash	12.3	4.5

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	7.5	(2.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividend	(19.8)	—
Proceeds from stock option exercises	2.4	—
Net payments on long term obligations	(7.8)	(0.9)
Payment of bankruptcy claims and liabilities	(12.5)	(42.6)
Cash of subsidiaries at acquisition date	—	167.1

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(37.7)	123.6

NET INCREASE IN CASH AND CASH EQUIVALENTS	47.3	148.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276.0	68.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323.3	$216.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1.4	$8.0

Cash paid for interest	$23.2	$9.6

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND BASIS OF PRESENTATION

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

        Regal operates the largest theatre circuit in the United States, consisting of 5,605 screens in 515 theatres in 36 states as of March 27, 2003. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

        During 2000 and 2001, United Artists and a majority of its subsidiaries at that time (the "United Artists Bankrupt Entities"), Edwards Theatre Circuit Affiliated Group and its subsidiaries at that time (the "Edwards Bankrupt Entities", which were merged into Edwards in connection with the bankruptcy proceedings of the Edwards Bankrupt Entities described below), and Regal Cinemas, Inc. and its subsidiaries at that time (the "Regal Cinemas, Inc. Bankrupt Entities") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below, as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and the Edwards Bankrupt Entities were approved by the United States Bankruptcy Courts for the Central District of California and the District of Delaware, respectively. Such joint plans of reorganization became effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for the Edwards Bankrupt Entities. The United States Bankruptcy Court for the Middle District of Tennessee approved the Regal Cinemas, Inc. Bankrupt Entities' joint plan of reorganization on December 7, 2001, and it became effective on January 29, 2002. Also on that date, the Anschutz Corporation and its subsidiaries ("Anschutz") and the other shareholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc. Edwards was formed in connection with the reorganization of the Edwards Bankrupt Entities to, among other things, effect the substantive consolidation of the Edwards Bankrupt Entities through their merger into Edwards. As a result of the merger transaction, Edwards succeeded to all of the assets and liabilities of the Edwards Bankrupt Entities.

        Anschutz acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon each of the entities' emergence from bankruptcy reorganization. Anschutz's contributions of these equity interests to the Company were recorded in the financial statements of the Company at the combined historical cost basis of Anschutz, which represents Anschutz's net cost to acquire certain debt of the United Artists Bankrupt Entities, the Edwards Bankrupt Entities and the Regal Cinemas, Inc. Bankrupt Entities prior to their filing voluntary petitions for relief under Chapter 11. Anschutz exchanged such debt holdings for controlling equity interests following the emergence from bankruptcy of the United Artists Bankrupt Entities, the Edwards Bankrupt Entities and the Regal Cinemas, Inc. Bankrupt Entities.

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

        Commencing in 2002, the Company elected to adopt the fiscal year end of Regal Cinemas, Inc. Regal Cinemas, Inc.'s 2001 fiscal year ended on December 27, 2001. As a result of the election to conform the reporting periods, United Artists' results of operations reflected in the accompanying 2002 financial statements reflect operating results from January 4, 2002. For the period from December 28, 2001 through January 3, 2002 (the date of United Artists' fiscal 2001 year end), United Artists recorded revenue of approximately $17.8 million and net income of approximately $2.5 million.

        In May 2002, the Company issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, for an aggregate offering price of $342.0 million. The Company paid underwriting discounts and commissions totaling approximately $23.1 million and other costs of approximately $4.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $314.8 million.

        On August 16, 2002, REH acquired the remaining outstanding shares of common stock of United Artists held by the United Artists minority stockholders and warrants to acquire shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. The $22.3 million difference between the carrying amount and purchase price of the minority interest was recorded as a component of goodwill. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

        The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2003 and the unaudited condensed consolidated statements of operations and cash flows for the quarters ended March 27, 2003 and March 28, 2002 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an Annual Report have been condensed or omitted for this Quarterly Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 001-31315) for the Company's fiscal year ended December 26, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements. The results of operations for the quarter ended March 27, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.     PRO FORMA RESULTS OF OPERATIONS

        On a pro forma basis, assuming (i) a full quarter of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Edwards, Regal Cinemas and Regal CineMedia for shares of the Company, (iii) the issuance of $150 million of 9 3/8% senior subordinated notes and (iv) the repayment of Edwards indebtedness and the effects of the Company's initial public offering in May 2002, total revenues and net income would have been $541.0 million and $34.7 million for the quarter ended March 28, 2002.

3.     LONG-TERM OBLIGATIONS

        Long-term obligations at March 27, 2003 and December 26, 2002 consist of the following:

	March 27, 2003	December 26, 2002
	(In millions)
Regal Cinemas Senior Credit Facility	$213.8	$219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	97.4	97.8
Capital lease obligations	2.5	4.1
Other	6.9	7.1

Total long-term obligations	670.6	678.4
Less current maturities	(14.2)	(17.0)

Total long-term obligations, net	$656.4	$661.4

4.     INCOME TAXES

        The provision for income taxes of $23.4 million and $12.3 million for the quarters ended March 27, 2003 and March 28, 2002 reflect effective tax rates of approximately 39.9% and 53.7%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying unaudited statements of operations for the quarters ended March 27, 2003 and March 28, 2002, the Company's effective tax rates were approximately 39.7% and 38.9%, respectively.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company recorded a valuation allowance of $59.4 million against deferred tax assets at March 27, 2003 and December 26, 2002, as management believes it is more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisitions of Edwards and United Artists.

5.     CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of March 27, 2003, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of March 27, 2003, 46,738,630 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 85,287,957 shares were outstanding as of March 27, 2003, all of which are held by Anschutz and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group"). Of the authorized shares of the preferred stock, no shares are issued and outstanding as of March 27, 2003. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in the Company's 2002 Annual Report on Form 10-K.

  Stock-based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        The Company has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grants, the Company's net income and earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Quarter ended March 27, 2003	Quarter ended March 28, 2002
Net income, as reported:	$35.3	$10.6
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(0.5)

Pro forma net income	$34.5	$10.1

Basic earnings per share:
As reported	$0.27	$0.20
Pro forma	$0.26	$0.19
Diluted earnings per share:
As reported	$0.26	$0.19
Pro forma	$0.25	$0.18

6.     CONTINGENCIES

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 27, 2003, Regal Cinemas had accrued approximately $11.1 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas, Inc.'s claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

  Other

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

7.     RELATED PARTY TRANSACTIONS

Redemption of Edwards' Series A Preferred Stock and Series B Preferred Stock

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. The holders of the Edwards Series B preferred stock received an aggregate of $15.7 million in the redemption of the Edwards Series B preferred stock held by them.

Payment of Edwards' Subordinated Notes

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem from Anschutz and from Oaktree's Principal Activities Group approximately $9.6 million and $2.4 million, respectively, owed on the Edwards subordinated notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

Other Transactions

        During the quarter ended March 27, 2003, Regal CineMedia incurred approximately $22,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel and marketing expenses. Additionally, Regal CineMedia has recorded revenue of $303,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

8.     EARNINGS PER SHARE

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

	Quarter ended March 27, 2003	Quarter ended March 28, 2002
Net income	$35.3	$10.6
Weighted average shares outstanding (in thousands):
Basic	131,805	53,921
Add: common stock equivalents	5,207	1,964

Diluted	137,012	55,885
Earnings per share
Basic	$0.27	$0.20
Diluted	$0.26	$0.19

        Common stock equivalents consist of principally stock options and stock purchase warrants. Stock options to purchase 1,164,600 shares of common stock for the quarter ended March 27, 2003 were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the extraordinary gain from debt extinguishment during fiscal 2002 has been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's financial position or results of operations.

10.   SUBSEQUENT EVENTS

        On March 28, 2003, the Company announced the acquisition of certain assets of Hoyts Cinemas Corporation ("Hoyts") for a combination of cash of approximately $100 million (subject to certain post closing balance sheet adjustments), shares of Class A common stock (approximately 4.8 million shares) and the assumption of certain capital leases. The Company acquired a total of 52 theatres representing 554 screens located in 10 states in the Northeastern United States. Regal expects to complete the integration of Hoyts during the second half of fiscal 2003.

        On April 22, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on June 13, 2003, to stockholders of record on May 27, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our Annual Report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 001-31315) for the Company's fiscal year ended December 26, 2002. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview

        We are the largest domestic motion picture exhibitor with 5,605 screens in 515 theatres in 36 states as of March 27, 2003. We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements) and on September 29, 2001 of the Edwards Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements, emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues and became our wholly owned subsidiary on April 12, 2002. On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards and, as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's unaudited condensed consolidated financial statements for the quarter ended March 28, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002).

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

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our 2002 Annual Report on Form 10-K. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies on an ongoing basis such estimates and assumptions which includes, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Unaudited Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

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

Results of Operations for the quarters ended March 27, 2003 and March 28, 2002

        The following table sets forth the percentage of total revenues, except as otherwise noted, represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters ended March 27, 2003 and March 28, 2002.

	Quarter ended March 27, 2003	Quarter ended March 28, 2002
Revenues:
Admissions	68.4%	69.1%
Concessions	26.0	27.5
Other operating revenues	5.6	3.4

Total operating revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs(1)	51.4	51.3
Cost of concessions(2)	14.1	13.9
Rent expense(3)	11.9	12.5
Other theatre operating expenses(3)	26.0	24.9
General and administrative expenses(3)	2.8	3.8
Depreciation and amortization(3)	6.8	6.7
Merger and restructuring expenses and amortization of deferred stock compensation(3)	0.4	1.9
Gain on disposal and impairment of operating assets(3)	(0.5)	—
Total operating expenses(3)	86.3	89.1

Operating income(3)	13.7%	10.9%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        Total revenues, operating income and net income for the quarter ended March 27, 2003 were $528.1 million, $72.6 million and $35.3 million compared to $414.1 million, $45.2 million, and $10.6 million for the quarter ended March 28, 2002. The Company believes its results for fiscal 2002 are not indicative of its current operations, and, as a result, has not provided an in-depth comparison of the quarter ended March 27, 2003 versus those for the quarter ended March 28, 2002 because (i) its historical results do not reflect a full three months of operations for Regal Cinemas or United Artists for the quarter ended March 28, 2002 and these results are significant to the Company and (ii) the Company's capital structure has changed significantly subsequent to the quarter ended March 28, 2002. Therefore, the Company does not believe an in-depth period-to-period comparison of these results would be useful in understanding its current operations.

  EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $108.3 million, or 20.5% of total revenues, for the quarter ended March 27, 2003. We believe EBITDA provides a useful measure of cash flows from operations for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess the performance of our Company. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail in this Quarterly Report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. For the quarter ended March 27, 2003, the Company reported total revenues, operating income and net income of $528.1 million, $72.6 million and $35.3 million, respectively. In addition, the Company generated $77.5 million of cash flows from operations. A reconciliation of net cash provided by operating activities to EBITDA is calculated as follows:

Quarter Ended March 27, 2003
(in millions)
Net cash provided by operating activities	$77.5
Changes in working capital items and other	(4.9)

Operating income	72.6
Depreciation and amortization	35.9
Minority interest and other, net	(0.2)

EBITDA	$108.3

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $77.5 million for the quarter ended March 27, 2003 compared to approximately $27.7 million for the quarter ended March 28, 2002. The increase was attributable to a full three months of operations of Regal Cinemas and United Artists in 2003 and to increases in net income and non cash items and changes in working capital items. Capital expenditures were $23.9 million for the quarter ended March 27, 2003 compared to $15.1 million for the quarter ended March 28, 2002. The increase is primarily due to the inclusion of a full three months of operations of Regal Cinemas and United Artists in 2003. Cash flows used in financing activities were approximately $37.7 million for the quarter ended March 27, 2003 compared to cash flows provided by financing activities of approximately $123.6 million for the quarter ended March 28, 2002. The decrease in cash flows from financing activities was primarily attributable to cash of Regal Cinemas, Inc. of $166.7 million on the date Anschutz acquired a controlling equity interest therein in 2002.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $90 million to $100 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $50 million in connection with Regal CineMedia during 2003. The Company anticipates a significant portion of the Regal CineMedia capital expenditures to be made in connection with the development and deployment of the digital content network to provide advertising and promotional services and to distribute various forms of digital programming. During the quarter ended March 27, 2003, the Company invested an aggregate of approximately $23.9 million in capital expenditures.

        As of March 27, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $213.8 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains a letter of credit of $15 million as of March 27, 2003, which reduces the availability under its senior revolving credit facility to $130 million.

        In May 2002, the Company issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, for an aggregate offering price of $342.0 million. The Company paid to the underwriters discounts and commissions totaling approximately $23.1 million and other costs totaling approximately $4.1 million in connection with the offering. The net offering proceeds, after deducting underwriting discounts, commissions and other offering expenses, were approximately $314.8 million.

        On March 14, 2003, we paid a cash dividend of $0.15 per share of Class A and Class B common stock, or $19.8 million in the aggregate, to our stockholders of record on February 25, 2003. On April 22, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on June 13, 2003, to stockholders of record on May 27, 2003. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        On March 28, 2003, the Company announced the acquisition of certain assets of Hoyts for a combination of cash of approximately $100 million (subject to certain post closing balance sheet adjustments), shares of Class A common stock (approximately 4.8 million shares) and the assumption of certain capital leases. The Company acquired a total of 52 theatres representing 554 screens located in 10 states in the Northeastern United States. Regal expects to complete the integration of Hoyts during the second half of fiscal 2003.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of March 27, 2003, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$563.8	$11.4	$22.5	$182.8	$347.1
Capital lease obligations	2.5	—	0.3	0.3	1.9
Lease financing arrangements	97.4	1.9	4.7	6.3	84.5
Bankruptcy claims and liabilities	11.1	11.1	—	—	—
Other long term obligations	6.9	0.9	2.1	3.2	0.7
Operating leases	3,312.6	221.4	432.4	423.7	2,235.1

Total contractual cash obligations	$3,994.3	$246.7	$462.0	$616.3	$2,669.3

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Letters of credit	$15.0	—	—	—	$15.0
Lines of credit	130.0	—	—	—	130.0

Total commercial commitments	$145.0	—	—	—	$145.0

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 27, 2003, Regal Cinemas had accrued approximately $11.1 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims.

Recent Accounting Pronouncements

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the extraordinary gain from debt extinguishment during fiscal 2002 has been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's financial position or results of operations.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of March 27, 2003, the Company had term borrowings of $213.8 million under its senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facility. At March 27, 2003, the borrowings outstanding under the Company's term credit facilities bore interest of approximately 4.125%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at March 27, 2003, would have increased reported interest expense by approximately $267,000 for the quarter ended March 27, 2003.

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

PART II—OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

        Regal announced on March 28, 2003 its acquisition of certain assets of Hoyts pursuant to a stock purchase agreement, dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts. Regal assumed certain capital leases, paid approximately $100.0 million in cash (which cash payment is, pursuant to the stock purchase agreement, subject to certain post closing balance sheet adjustments) and issued 4,761,904 shares of its Class A common stock to HUSH in exchange for a total of 52 Hoyts theatres representing 554 screens located in 10 states in the Northeastern United States. The shares issued in the transaction were offered and sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering. The shares were sold to a single accredited investor and without the use of an underwriter. HUSH represented in the stock purchase agreement its intention to acquire the shares for its own account and not for resale or distribution in any transaction that would be in violation of the securities laws of the United States or any state thereof, and appropriate legends were affixed to the share certificate issued in the transaction. HUSH also represented its ability to bear the economic risk of its investment in the shares for an indefinite period of time. HUSH conducted an independent analysis of the business and operations of the Company, and acknowledged that it had received adequate information about the Company and had access to information about the Company in connection with its analysis.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Registrant
4.1	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association
10.1	Stock Purchase Agreement, dated February 3, 2003, among Regal Entertainment Group, HUSH Holdings U.S. Inc. and Hoyts Cinemas Corporation
10.2	Stockholder Agreement, dated as of March 27, 2003, between Regal Entertainment Group and HUSH Holdings U.S. Inc.
99.1	Written Statement of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: May 12, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: May 12, 2003	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: May 12, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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
Date: May 12, 2003	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer

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
Date: May 12, 2003	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer

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
Date: May 12, 2003	By:	/s/ AMY E. MILES Amy E. Miles Chief Financial Officer, Executive Vice President and Treasurer

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Registrant
4.1	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association
10.1	Stock Purchase Agreement, dated February 3, 2003, among Regal Entertainment Group, HUSH Holdings U.S. Inc. and Hoyts Cinemas Corporation
10.2	Stockholder Agreement, dated as of March 27, 2003, between Regal Entertainment Group and HUSH Holdings U.S. Inc.
99.1	Written Statement of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)