Form 10-Q
period 2003-06-26
REGAL ENTERTAINMENT GROUP
filed 2003-08-11
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2003

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

        Class A Common Stock—52,573,340 shares outstanding at August 8, 2003

        Class B Common Stock—89,216,142 shares outstanding at August 8, 2003

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2003	December 26, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$901.4	$276.0
Restricted cash	6.7	22.5
Trade and other receivables, net	17.6	30.5
Inventories	8.0	6.7
Prepaid expenses and other current assets	41.8	39.7
Assets held for sale	8.2	9.7
Deferred income tax asset	8.9	4.7

TOTAL CURRENT ASSETS	992.6	389.8
PROPERTY AND EQUIPMENT:
Land	135.0	134.7
Buildings, leasehold improvements and equipment	1,902.3	1,674.3
Construction in progress	12.5	6.5

Total property and equipment	2,049.8	1,815.5
Accumulated depreciation and amortization	(226.2)	(160.0)

Total property and equipment, net	1,823.6	1,655.5
GOODWILL	204.2	227.5
OTHER ASSETS	45.8	37.4
DEFERRED INCOME TAX ASSET	38.4	—

TOTAL ASSETS	$3,104.6	$2,310.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$31.0	$17.0
Dividend payable	716.0	—
Accounts payable	182.5	154.0
Accrued expenses	162.6	109.4
Bankruptcy claims and liabilities	4.0	23.6

TOTAL CURRENT LIABILITIES	1,096.1	304.0
LONG-TERM DEBT	1,095.7	561.5
LEASE FINANCING ARRANGEMENTS	95.0	96.0
CAPITAL LEASE OBLIGATIONS	25.1	3.9
DEFERRED TAX LIABILITY	—	21.3
OTHER NONCURRENT LIABILITIES	57.5	49.9

TOTAL LIABILITIES	2,369.4	1,036.6
MINORITY INTEREST	3.3	2.8
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value: 500,000,000 shares authorized; 52,519,539 and 46,448,382 shares issued and outstanding at June 26, 2003 and December 26, 2002, respectively	—	—
Class B common stock, $0.001 par value (convertible): 200,000,000 shares authorized; 89,216,142 and 85,287,957 shares issued and outstanding at June 26, 2003 and December 26, 2002, respectively	0.1	0.1
Preferred stock, $0.001 par value: none issued and outstanding	—	—
Additional paid in capital	728.1	1,196.6
Retained earnings	3.7	74.1

TOTAL STOCKHOLDERS' EQUITY	731.9	1,270.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,104.6	$2,310.2

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 26, 2003	Quarter Ended June 27, 2002	Two Quarters Ended June 26, 2003	Two Quarters Ended June 27, 2002
	(in millions, except share data)
REVENUES:
Admissions	$439.9	$409.6	$801.2	$695.8
Concessions	172.7	172.2	310.2	286.0
Other operating revenue	35.5	25.5	64.8	40.5

TOTAL REVENUE	648.1	607.3	1,176.2	1,022.3
OPERATING EXPENSES:
Film rental and advertising costs	249.4	232.3	435.4	379.1
Cost of concessions	24.0	25.0	43.4	41.7
Rent expense	70.3	63.9	133.4	115.8
Other operating expenses	152.5	132.9	289.4	235.9
General and administrative expenses	15.8	17.8	30.4	33.7
Merger and restructuring expenses and amortization of deferred stock compensation	2.6	5.2	4.8	13.1
Depreciation and amortization	39.3	35.3	75.2	63.0
Loss (gain) on disposal and impairment of operating assets	0.9	0.4	(1.7)	0.2

TOTAL OPERATING EXPENSES	554.8	512.8	1,010.3	882.5

INCOME FROM OPERATIONS	93.3	94.5	165.9	139.8
OTHER INCOME (EXPENSE):
Interest expense, net	(15.4)	(17.4)	(29.1)	(31.8)
Loss on extinguishment of debt	—	(2.7)	—	(1.5)
Minority interest in earnings of consolidated subsidiaries	(0.1)	(3.5)	(0.4)	(12.2)
Other, net	—	0.3	0.1	(0.1)

TOTAL OTHER EXPENSE, NET	(15.5)	(23.3)	(29.4)	(45.6)

INCOME BEFORE INCOME TAXES	77.8	71.2	136.5	94.2
PROVISION FOR INCOME TAXES	30.7	32.5	54.1	44.8

NET INCOME	$47.1	$38.7	$82.4	$49.4

LOSS ON REDEMPTION OF PREFERRED STOCK	—	28.2	—	28.2

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$47.1	$10.5	$82.4	$21.2

EARNINGS PER SHARE:
Basic	$0.34	$0.09	$0.61	$0.25
Diluted	$0.33	$0.09	$0.59	$0.24
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	138,473	115,974	135,139	84,277
Diluted	143,267	121,456	140,140	88,025

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended June 26, 2003	Two Quarters Ended June 27, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82.4	$49.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75.2	63.0
Amortization of deferred stock compensation	2.5	0.8
Loss on debt extinguishment	—	1.5
Minority interest in earnings of consolidated subsidiaries	0.4	12.2
Deferred income taxes	8.7	34.3
(Gain) loss on disposal and impairment of operating assets	(1.7)	0.2
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	3.9	(0.6)
Inventories	(0.6)	(0.4)
Prepaid expenses and other current assets	0.9	2.7
Accounts payable	18.8	(1.1)
Accrued expenses and other liabilities	49.5	9.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	240.0	171.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53.9)	(30.7)
Proceeds from disposition of assets	14.3	3.7
Cash used to acquire Hoyts, net of cash acquired	(97.6)
Decrease in other long term assets	—	6.0
Decrease in reimbursable construction advances	9.2	0.2
Decrease in restricted cash	15.8	7.1

NET CASH USED IN INVESTING ACTIVITIES	(112.2)	(13.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to redeem Edwards preferred stock	—	(75.3)
Cash used to redeem Edwards senior subordinated notes	—	(11.3)
Cash used to payoff Edwards term loan	—	(180.0)
Cash used to payoff United Artists term credit facility	—	(240.0)
Net proceeds from senior subordinated notes offering	—	155.3
Net proceeds from initial public offering	—	315.4
Proceeds from exercise of stock purchase warrants	37.5	—
Proceeds from Regal Cinemas senior credit facility	315.0	—
Proceeds from convertible notes offering	240.0	—
Net payment on convertible notes hedge and warrants	(18.8)	—
Payment of debt acquisition costs	(10.8)	(5.3)
Cash used to pay dividend	(41.0)	—
Proceeds from stock option exercises	8.2	0.5
Net payments on long term obligations	(11.7)	(5.1)
Payment of bankruptcy claims and liabilities	(20.8)	(73.3)
Cash of subsidiaries at acquisition date	—	167.1

NET CASH PROVIDED BY FINANCING ACTIVITIES	497.6	48.0

NET INCREASE IN CASH AND CASH EQUIVALENTS	625.4	206.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276.0	68.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$901.4	$274.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$6.0	$9.6

Cash paid for interest	$27.1	$17.7

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Declaration of extraordinary dividend	$716.0	$—
Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	$—	$361.9
Exchange of minority shares in Edwards for Regal Entertainment Group	$—	$44.4
Contribution of additional shares purchased from minority interests	$—	$80.0

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company" or "Regal") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries and United Artists Theatre Company ("United Artists") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group ("UATG"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,119 screens in 562 theatres in 39 states as of June 26, 2003. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

        On March 5, 2002, Anschutz acquired a controlling equity interest in a digital video advertising company, Next Generation Network, Inc., which Anschutz contributed to Regal CineMedia in exchange for shares of Regal CineMedia capital stock.

        On April 12, 2002, Regal acquired all of the outstanding common stock of Regal Cinemas, Edwards and Regal CineMedia and approximately 90% of the outstanding voting stock of United Artists through a series of transactions in which Regal exchanged for such capital stock shares of its Class A and Class B common stock. Regal also issued in the exchange transaction replacement options to purchase shares of its Class A common stock to the holders of outstanding options of United Artists and Regal Cinemas and replacement warrants to purchase shares of its Class A and Class B common stock to certain holders of outstanding warrants of United Artists.

        In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

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

        On March 28, 2003, Regal announced its acquisition of certain theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts for an aggregate purchase price of $213.1 million. The results of operations of the acquired theatre locations have been included in the accompanying financial statements for the periods subsequent to the acquisition date of March 28, 2003. See Note 2 for further discussion of this transaction.

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million.

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes. The dividend was recorded as a liability upon declaration and is reflected as a dividend payable in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. Concurrent with the issuance of Regal's 3 3/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. See Note 4 for further description of the related debt facilities, convertible note hedge and warrant transactions and extraordinary dividend transaction.

        The Company has prepared the unaudited condensed consolidated balance sheet as of June 26, 2003 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 001-31315) for the Company's fiscal year ended December 26, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements. The results of operations for the quarter and two quarters ended June 26, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.     ACQUISITION

        On March 28, 2003, Regal acquired 52 Hoyts theatres representing 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH and Hoyts. The purchase price of approximately $213.1 million includes cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million as of the date of issuance, and the assumption of certain capital lease and other obligations with an aggregate fair value of approximately $25.0 million. The value of the 4,761,904 Class A common shares issued was determined based on the closing market price of Regal's common shares on February 4, 2003, the date on which the terms of the acquisition were agreed to and announced. The transaction has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the accompanying financial statements for the periods subsequent to the acquisition date of March 28, 2003.

        The following is a preliminary summary of the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.1
Buildings, leasehold improvements and equipment, net	200.2
Goodwill	0.9
Deferred income tax asset	33.0
Other assets	0.2
Current liabilities	(22.0)
Other liabilities	(0.3)

Total purchase price	$213.1

3.     PRO FORMA RESULTS OF OPERATIONS

        On a pro forma basis, assuming (i) a full quarter of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Edwards, Regal Cinemas and Regal CineMedia for shares of the Company, (iii) the issuance of $150 million of 9 3/8% senior subordinated notes due 2012 and (iv) the repayment of Edwards indebtedness and the effects of the Company's initial public offering in May 2002, total revenues, operating income and net income would have been $607.3 million, $94.5 million and $46.5 million for the quarter ended June 27, 2002 and $1,148.5 million, $166.9 million and $81.2 million for the two quarters ended June 27, 2002.

4.     LONG-TERM OBLIGATIONS

        Long-term obligations at June 26, 2003 and December 26, 2002 consist of the following:

	June 26, 2003	December 26, 2002
	(In millions)
Regal 3 3/4% Convertible Senior Notes	$240.0	—
Regal Cinemas Senior Credit Facility	525.9	$219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	97.0	97.8
Capital lease obligations	26.1	4.1
Other	7.8	7.1

Total long-term obligations	1,246.8	678.4
Less current maturities	(31.0)	(17.0)

Total long-term obligations, net	$1,215.8	$661.4

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the notes. On or after May 15, 2007, our note holders will have the option to convert their notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the conversion price of $21.175 per share (which conversion price has been adjusted for the effect of the extraordinary dividend paid on July 1, 2003—see Note 11). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the conversion price of $21.175 per share, subject to further adjustments described below, if:

  •
  the closing sale price of our Class A common stock on the previous trading day was 110% or more of the then current conversion price;

  •
  we distribute to all or substantially all holders of our common stock certain rights entitling them to purchase common stock at less than the closing sale price of our Class A common stock on the day preceding the declaration for such distribution;

  •
  other than the extraordinary dividend paid on July 1, 2003, we distribute to all or substantially all holders of our common stock cash or other assets, debt securities or certain rights to purchase our securities, which distribution has a per share value as determined by our board of directors exceeding 10% of the closing sale price of our Class A common stock on the day preceding the declaration for such distribution;

  •
  we become a party to a consolidation, merger or sale of all or substantially all of our assets or a change in control occurs, in each case, pursuant to which our common stock would be converted into cash, stock or other property unless, in the case of a consolidation or merger, all of the consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights, in such merger or consolidation consists of shares of common stock, American Depositary Shares or other certificates representing common equity interests traded on a United States national securities exchange or quoted on The NASDAQ Stock Market, or will be so traded or quoted when issued or exchanged in connection with such merger or consolidation, and as a result of such merger or consolidation the notes become convertible solely into such common stock or other certificates representing common equity interests; or

  •
  after any five consecutive trading-day period in which the average of the trading prices for the notes for that five trading-day period was less than 100% of the average of the conversion values for the notes during that period.

        At the current conversion price of $21.175, for each $1,000 of aggregate principal amount of notes converted, the Company would deliver approximately 47.2255 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. With respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the notes. Such amount was recorded as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. We have used the remainder of the net proceeds from this offering in partial payment of an extraordinary dividend of $5.05 per share of our Class A and Class B common stock to our stockholders on record as of June 20, 2003. See Note 11 for further discussion related to our extraordinary dividend.

        The notes and the Class A common stock issuable upon conversion of the notes have not been registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction, and are subject to certain restrictions on transfer. We have agreed to file a shelf registration statement under the Securities Act not later than 90 days after the latest date of original issuance of the notes to register resales of the notes and the shares of Class A common stock into which the notes are convertible. We will use our reasonable best efforts to have this shelf registration statement declared effective as promptly as practicable but not later than 210 days after the latest date of original issuance of the notes. If we fail to comply with certain of our obligations under the registration rights agreement within specified time periods, we will pay additional interest of 0.5% per annum on the notes until such obligations are fulfilled.

        Amended and Restated Regal Cinemas Senior Credit Facility—On June 6, 2003, in connection with our extraordinary dividend described more fully in Note 11, Regal Cinemas entered into an additional term loan facility ("Term Loan D") under the amended and restated Regal Cinemas senior credit facility (a copy of which is filed herewith as Exhibit 4.2.) for approximately $315.0 million. The Term Loan D facility amortizes at a rate of 5% per annum for the first five years of the loan, with the remaining 75% of principal (plus accrued interest) becoming due in June 2009. At June 26, 2003, the borrowings outstanding under the Term Loan D facility bore interest at approximately 3.8125%. The Term Loan D facility is guaranteed by Regal Cinemas and substantially all of its direct and indirect subsidiaries, as set forth in the amended and restated Regal Cinemas senior credit facilty. The amended and restated Regal Cinemas senior credit facility carries identical covenants to those in the Regal Cinemas senior credit facility that was amended and restated. A summary description of the covenants and other provisions of the Regal Cinemas senior credit facility is incorporated herein by reference to Note 6 to our audited consolidated financial statements included in our 2002 annual report on Form 10-K, the summary description of which is qualified in its entirety to the full text of the amended and restated Regal Cinemas senior credit facility filed herewith as Exhibit 4.2.

        As of June 26, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $16.8 million was outstanding as of June 26, 2003), which reduces the availability under its senior revolving credit facility.

        Other Long-Term Obligations—All other long-term obligations not explicitly discussed herein are described in Note 6 to the consolidated financial statements included in Item 8 of our 2002 Annual Report on Form 10-K.

5.     INCOME TAXES

        The provision for income taxes of $30.7 million and $32.5 million for the quarters ended June 26, 2003 and June 27, 2002 reflect effective tax rates of approximately 39.5% and 45.6%, respectively. The provision for income taxes of $54.1 million and $44.8 million for the two quarters ended June 26, 2003 and June 27, 2002 reflect effective tax rates of approximately 39.6% and 47.6%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying unaudited condensed consolidated statements of operations for the quarters ended June 26, 2003 and June 27, 2002 and two quarters ended June 26, 2003 and June 27, 2002, the Company's effective tax rates were approximately 39.4% and 43.5%, 39.5% and 42.1%, respectively.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 2. Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's allowable annual deduction with respect to the Hoyts net operating loss carryforwards is limited to approximately $8.6 million. During the quarter ended June 26, 2003, the Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.7 million, in connection with the Hoyts acquisition.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company recorded a valuation allowance of approximately $48.8 million and $59.4 million against deferred tax assets at June 26, 2003 and December 26, 2002, as management believes it is more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to these respective acquisitions. During the quarter ended June 26, 2003, management concluded that it was more likely than not that approximately $25.3 million of pre-acquisition deferred tax assets of United Artists would be realized. As a result, the valuation allowance and goodwill were reduced by such amount.

6.     CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of June 26, 2003, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of June 26, 2003, 52,519,539 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 89,216,142 shares were outstanding as of June 26, 2003, all of which are held by Anschutz and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group"). Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 26, 2003. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in the Company's 2002 Annual Report on Form 10-K.

  Options and Warrants

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million. Other than disclosed in Note 4, no warrants to acquire the Company's common stock were outstanding at June 26, 2003.

        In connection with the July 1, 2003 extraordinary cash dividend described more fully in Note 11, and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to restore their economic position to that existing immediately before the extraordinary dividend and the number of options reserved for issuance under the plan were adjusted. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

  Stock-based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        The Company has elected to continue accounting for its stock option grants under its 2002 Stock Incentive Plan using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grants, the Company's net income and earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Quarter ended June 26, 2003	Quarter ended June 27, 2002	Two Quarters ended June 26, 2003	Two Quarters ended June 27, 2002
Net income available to common stockholders, as reported:	$47.1	$10.5	$82.4	$21.2
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(1.3)	(1.5)	(1.3)

Pro forma net income	$46.4	$9.2	$80.9	$19.9

Basic earnings per share:
As reported	$0.34	$0.09	$0.61	$0.25
Pro forma	$0.34	$0.08	$0.60	$0.24
Diluted earnings per share:
As reported	$0.33	$0.09	$0.59	$0.24
Pro forma	$0.32	$0.08	$0.58	$0.23

7.     CONTINGENCIES

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 26, 2003, Regal Cinemas had accrued approximately $4.0 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas, Inc.'s claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

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

8.     RELATED PARTY TRANSACTIONS

Redemption of Edwards' Series A Preferred Stock and Series B Preferred Stock

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. The holders of the Edwards Series B preferred stock, who are members of or entities controlled by the Edwards family, received an aggregate of $15.7 million in the redemption of the Edwards Series B preferred stock held by them.

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

Warrant Exercises

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock, Craig Slater, a Regal director, to purchase a total of 6,696 shares of Class A common stock and, Michael F. Bennet, a Regal director, to purchase a total of 13,392 shares of Class A common stock were exercised at exercise prices of $8.88 per share.

Other Transactions

        During the quarter ended June 26, 2003, Regal CineMedia incurred approximately $509,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel, marketing and communication expenses. Additionally, Regal CineMedia has recorded revenue of $260,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

9.     EARNINGS PER SHARE

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

	Quarter Ended June 26, 2003	Quarter Ended June 27, 2002	Two Quarters Ended June 26, 2003	Two Quarters Ended June 27, 2002
Net income	$47.1	$38.7	$82.4	$49.4
Less:
Loss on redemption of preferred stock	—	(28.2)	—	(28.2)

Net income available to common stockholders	$47.1	$10.5	$82.4	$21.2
Weighted average shares outstanding (in thousands):
Basic:	138,473	115,974	135,139	84,277
Add common stock equivalents	4,794	5,482	5,001	3,748

Diluted:	143,267	121,456	140,140	88,025
Earnings per share
Basic:	$0.34	$0.09	$0.61	$0.25
Diluted:	$0.33	$0.09	$0.59	$0.24

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the quarter and two quarters ended June 27, 2002.

        Upon conversion of the $240 million convertible senior notes discussed in note 4, the Company has the ability and intent to satisfy the face amount of the obligation in cash. As a result, the Company's diluted earnings per share computations do not assume the conversion of such notes into shares of Class A common stock using the as if converted method.

        Common stock equivalents consist of principally stock options and stock purchase warrants. Stock options to purchase 898,600 shares of common stock for the quarter and two quarters ended June 26, 2003 and 237,830 shares and 118,915 shares for the quarter and two quarters ended June 27, 2002, respectively were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, cash flows or results of operations.

11.   SUBSEQUENT EVENTS

        As further described in Note 1 and Note 4, on July 1, 2003 Regal paid an extraordinary cash dividend of $5.05 per share on its Class A and Class B common stock, totaling approximately $716.0 million, to stockholders of record at the close of business on June 20, 2003.

        Also in connection with the extraordinary cash dividend payment, and pursuant to the antidilution adjustment terms of our 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to restore their economic position to that existing immediately before the extraordinary dividend and the number of options reserved for issuance under the plan were adjusted. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of underlying shares.

        On July 7, 2003, Regal acquired an aggregate of 2,451,441 shares of its Class A common stock from LB I Group Inc. and Edwards Affiliated Holdings, LLC. Thereafter, on July 9, 2003, Regal issued for the price it paid for those shares those same 2,451,441 shares of its Class A common stock to one of its stockholders, GSCP Recovery, Inc. In June 2003, GSCP Recovery offered Regal the option to issue shares of Class A common stock in lieu of paying GSCP Recovery cash in respect of the extraordinary dividend. Regal exercised its option on July 7, 2003. The number of shares of Class A common stock outstanding did not change as a result of the transactions and Regal's aggregate sales and purchase prices for the shares in the transactions were identical.

        On July 22, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on September 12, 2003, to stockholders of record on August 26, 2003.

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

Overview

        We are the largest domestic motion picture exhibitor with 6,119 screens in 562 theatres in 39 states as of June 26, 2003. We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements) and on September 29, 2001 of the Edwards Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues and became our wholly owned subsidiary on April 12, 2002. On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards and, as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

        The Company's consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's consolidated financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's unaudited condensed consolidated financial statements for fiscal 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002).

        On March 28, 2003, Regal acquired Hoyts. Accordingly, the results of operations of the acquired Hoyts theatre locations have been included in the accompanying financial statements for the periods subsequent to the acquisition date of March 28, 2003.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, the rental of theatres for business meetings and other events by Regal CineMedia, electronic video games located adjacent to the lobbies of certain of the Company's theatres and vendor marketing programs. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies and the subsequent acquisition of Hoyts. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

Results of Operations for the quarters ended June 26, 2003 and June 27, 2002

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters and two quarters ended June 26, 2003 and June 27, 2002.

	Quarter Ended June 26, 2003	Quarter Ended June 27, 2002	Two Quarters Ended June 26, 2003	Two Quarters Ended June 27, 2002
Revenues:
Admissions	67.9%	67.4%	68.1%	68.1%
Concessions	26.6	28.4	26.4	28.0
Other operating revenues	5.5	4.2	5.5	3.9

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	38.5	38.3	37.0	37.1
Cost of concessions	3.7	4.1	3.7	4.1
Rent expense	10.8	10.5	11.3	11.3
Other operating expenses	23.5	21.9	24.6	23.1
General and administrative	2.4	2.9	2.6	3.3
Merger and restructuring expenses and amortization of deferred stock compensation	0.4	0.9	0.4	1.3
Depreciation and amortization	6.1	5.8	6.4	6.1
Loss (gain) on disposal and impairment of operating assets	0.2	0.1	(0.1)	0.0

Total operating expenses	85.6	84.5	85.9	86.3

Operating income	14.4%	15.5%	14.1%	13.7%

Results of Operations for the Quarters and Two Quarters Ended June 26, 2003 and June 27, 2002

Total Revenues

        The following table summarizes certain revenues and revenue-related data for the quarter ended June 26, 2003 ("Q2 2003 period"), the quarter ended June 27, 2002 ("Q2 2002 period"), the two quarters ended June 26, 2003 ("Fiscal 2003 period"), and the two quarters ended June 27, 2002 ("Fiscal 2002 period") (in millions, except average prices):

	Q2 2003 period	Q2 2002 period	Fiscal 2003 period	Fiscal 2002 period
Admissions	$439.9	$409.6	$801.2	$695.8
Concessions	172.7	172.2	310.2	286.0
Other operating revenues	35.5	25.5	64.8	40.5

Total revenues	$648.1	$607.3	$1,176.2	$1,022.3
Attendance	68.6	68.8	127.0	116.9
Average ticket price	6.41	5.95	6.31	5.95
Average concession per patron	2.52	2.50	2.44	2.45

Admissions

        Total admissions revenues increased $30.3 million, or 7.4%, to $439.9 million for the Q2 2003 period, from $409.6 million for the Q2 2002 period. The increase in admissions revenues in the Q2 2003 period compared to Q2 2002 period was primarily attributable to a 7.7% increase in ticket prices offset by a 0.3% decrease in attendance which is attributable to a decline in industry box office results for the Q2 2003 period and the closure of 256 underperforming screens since the end of the Q2 2002 period, partially offset by the inclusion of Hoyts from March 28, 2003.

        Total admissions revenues increased $105.4 million, or 15.1%, to $801.2 million for the Fiscal 2003 period, from $695.8 million for the Fiscal 2002 period. The increase in admissions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was primarily attributable to a 6.1% increase in ticket prices coupled with an 8.6% increase in attendance, which is principally related to the inclusion of Regal Cinemas and United Artists for a full two quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003. The increase in Fiscal 2003 attendance was partially offset by a decline in industry box office results and the closure of 256 underperforming screens since the end of the Q2 2002 period.

Concessions

        Total concessions revenues increased $0.5 million, or 0.3%, to $172.7 million for the Q2 2003 period, from $172.2 million for the Q2 2002 period. The increase in concessions revenues in the Q2 2003 period compared to the Q2 2002 period was due to a 0.8% increase in average concessions per patron, offset by a 0.3% decrease in attendance, which is attributable to a decline in industry box office results for the Q2 2003 period and the closure of 256 underperforming screens since the end of the Q2 2002 period, partially offset by the inclusion of Hoyts from March 28, 2003.

        Total concessions revenues increased $24.2 million, or 8.5%, to $310.2 million for the Fiscal 2003 period, from $286.0 million for the Fiscal 2002 period. The increase in concessions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was due to a 4.1% increase in average concessions per patron and a 6.1% increase in attendance, which is primarily attributable the inclusion of Regal Cinemas and United Artists for a full two quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003, partially offset by a general decline in industry box office results for the Fiscal 2003 period and the closure of 256 underperforming screens since the end of the Q2 2002 period.

Other Operating Revenues

        Total other operating revenues increased $10.0 million, or 39.2%, to $35.5 million for the Q2 2003 period, from $25.5 million for the Q2 2002 period. Total other operating revenues increased $24.3 million, or 60.0%, to $64.8 million for the Fiscal 2003 period, from $40.5 million for the Fiscal 2002 period. Included in other operating revenues are on-screen advertising revenues, meetings and events and other marketing revenues from certain of the Company's vendor marketing programs. The increase in other operating revenues was primarily attributable to the inclusion of Hoyts from March 28, 2003, increases in advertising revenues generated by Regal CineMedia and to a lesser extent, increases in the Company's revenues from vendor marketing programs during the Q2 2003 and Fiscal 2003 periods.

Operating Expenses

        The following table summarizes certain theatre operating expenses for the Q2 2003, Fiscal 2003, Q2 2002 and Fiscal 2002 periods (dollars in millions):

	Q2 2003 period		Q2 2002 period		Fiscal 2003 period		Fiscal 2002 period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	249.4	56.7	232.3	56.7	435.4	54.3	379.1	54.5
Cost of concessions(2)	24.0	13.9	25.0	14.5	43.4	14.0	41.7	14.6
Rent expense(3)	70.3	10.8	63.9	10.5	133.4	11.3	115.8	11.3
Other operating expenses(3)	152.5	23.5	132.9	21.9	289.4	24.6	235.9	23.1
General and administrative expenses(3)	15.8	2.4	17.8	2.9	30.4	2.6	33.7	3.3

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $17.1 million, or 7.4%, to $249.4 million in the Q2 2003 period, from $232.3 million in the Q2 2002 period. Film rental and advertising costs as a percentage of admissions revenues remained consistent at 56.7% during the Q2 2003 and Q2 2002 periods. Film rental and advertising costs increased $56.3 million, or 14.9%, to $435.4 million in the Fiscal 2003 period, from $379.1 million in the Fiscal 2002 period. Film rental and advertising costs as a percentage of admissions revenues decreased slightly to 54.3% in the Fiscal 2003 period as compared to 54.5% in the Fiscal 2002 period. The increase in film rental and advertising costs during the Q2 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Regal Cinemas and United Artists for a full two quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003.

Cost of Concessions

        Cost of concessions decreased $1.0 million, or 4.0%, to $24.0 million in the Q2 2003 period, from $25.0 million in the Q2 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 13.9% in the Q2 2003 period as compared to 14.5% in the Q2 2002 period. Cost of concessions increased $1.7 million, or 4.1%, to $43.4 million in the Fiscal 2003 period, from $41.7 million in the Fiscal 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 14.0% in the Fiscal 2003 period as compared to 14.6% in the Fiscal 2002 period. The decrease in the cost of concessions in Q2 2003 and Fiscal 2003 periods as a percentage of concessions revenues is primarily attributable to the realization of operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards and to a lesser extent, the second quarter 2003 integration of Hoyts.

Rent Expense

        Rent expense increased $6.4 million, or 10.0%, to $70.3 million in the Q2 2003 period from $63.9 million in the Q2 2002 period. Rent expense as a percentage of total revenues was 10.8% and 10.5% for the Q2 2003 and Q2 2002 periods, respectively. Rent expense increased $17.6 million, or 15.2%, to $133.4 million in the Fiscal 2003 period from $115.8 million in the Fiscal 2002 period. Rent expense as a percentage of total revenues was 11.3% for the Fiscal 2003 and Fiscal 2002 periods. The increase in rent expense in the Q2 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Hoyts from March 28, 2003, partially offset by the closure of 256 underperforming screens since the end of the Q2 2002 period.

Other Operating Expenses

        Other operating expenses increased $19.6 million, or 14.7%, to $152.5 million in the Q2 2003 period, from $132.9 million in the Q2 2002 period. Other operating expenses as a percentage of total revenues increased to 23.5% in the Q2 2003 period as compared to 21.9% in the Q2 2002 period. Other operating expenses increased $53.5 million, or 22.7%, to $289.4 million in the Fiscal 2003 period, from $235.9 million in the Fiscal 2002 period. Other operating expenses as a percentage of total revenues rose to 24.6% in the Fiscal 2003 period as compared to 23.1% in the Fiscal 2002 period. The increase in total other operating expenses and as a percentage of total revenues in the Q2 2003 and Fiscal 2003 periods was primarily attributable to incremental costs associated with the inclusion of Hoyts from March 28, 2003 and a full two quarters of Regal Cinemas and United Artists for the Fiscal 2003 period coupled with incremental expenses associated with Regal CineMedia, which did not begin substantive operations until the second quarter of 2002. Such increases are partially offset by operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards.

General and Administrative Expenses

        General and administrative expenses decreased $2.0 million or 11.2% to $15.8 million during the Q2 2003 period, from $17.8 million in the Q2 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.4% and 2.9% in the Q2 2003 and Q2 2002 periods, respectively. General and administrative expenses decreased $3.3 million or 9.8% to $30.4 million during the Fiscal 2003 period, from $33.7 million in the Fiscal 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.6% and 3.3% in the Fiscal 2003 and Fiscal 2002 periods, respectively. The decrease during the Q2 2003 and Fiscal 2003 periods was primarily attributable to operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards and to a lesser extent, the second quarter 2003 integration of Hoyts.

Depreciation and Amortization

        Depreciation and amortization increased $4.0 million, or 11.3%, to $39.3 million in the Q2 2003 period, from $35.3 million in the Q2 2002 period. Depreciation and amortization increased $12.2 million, or 19.4%, to $75.2 million in the Fiscal 2003 period, from $63.0 million in the Fiscal 2002 period. The increase during the Q2 2003 and Fiscal 2003 periods in depreciation and amortization is primarily due to the inclusion of Hoyts from March 28, 2003 and a full two quarters of Regal Cinemas and United Artists for the Fiscal 2003 period, offset by the closure of 256 under-performing screens since the end of the Q2 2002 period.

Operating Income

        Operating income totaled approximately $93.3 million for the Q2 2003 period. The reported operating income for the Q2 2003 period represents a decrease of $1.2 million from operating income of $94.5 million in the Q2 2002 period. Operating income totaled approximately $165.9 million for the Fiscal 2003 period, which represents an increase of $26.1 million from $139.8 in the Fiscal 2002 period. The increase in operating income during the Fiscal 2003 period is primarily attributable to the growth in total revenues as a result of the inclusion of Regal Cinemas and United Artists for a full two quarters in the Fiscal 2003 period and the results of Hoyts from March 28, 2003, coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards. Operating income for the Q2 2003 and Fiscal 2003 periods was partially offset by a general decline in industry box office attendance and the fixed cost nature of certain operating expense items described in previous sections.

Interest Expense

        Interest expense decreased $2.0 million, or 11.5%, to $15.4 million in the Q2 2003 period, from $17.4 million in the Q2 2002 period. Interest expense decreased $2.7 million, or 8.5%, to $29.1 million in the Fiscal 2003 period, from $31.8 million in the Fiscal 2002 period. The decrease in interest expense in the Q2 2003 and Fiscal 2003 periods is principally due to slightly lower weighted average interest rates on the Regal Cinemas senior credit facility.

Income Taxes

        The provision for income taxes of $30.7 million and $32.5 million for the Q2 2003 and Q2 2002 periods reflect effective tax rates of approximately 39.5% and 45.6%, respectively. The provision for income taxes of $54.1 million and $44.8 million for the Fiscal 2003 and Fiscal 2002 periods reflect effective tax rates of approximately 39.6% and 47.6%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying unaudited condensed consolidated statements of operations for Q2 2003 and Q2 2002 periods and the Fiscal 2003 and Fiscal 2002 periods, the Company's effective tax rates were approximately 39.4% and 43.5%, 39.5% and 42.1%, respectively. The Q2 2002 and Fiscal 2002 effective tax rates also reflected the impact of certain non-deductible merger expenses.

Net Income

        Net income totaled $47.1 million for the Q2 2003 period. The reported net income for the Q2 2003 period represents an increase of $8.4 million from $38.7 million in the Q2 2002 period. Net income totaled $82.4 million for the Fiscal 2003 period, which represents an increase of $33.0 million from $49.4 million in the Fiscal 2002 period.

  EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $132.5 million, or 20.4% of total revenues, for the Q2 2003 period. We believe EBITDA provides a useful measure of liquidity for our investors because EBITDA is an industry comparative measure of liquidity prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess the performance of our Company. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail in this Quarterly Report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. For the Q2 2003 period, the Company reported total revenues, operating income and net income of $648.1 million, $93.3 million and $47.1 million, respectively. In addition, the Company generated $162.7 million of cash flows from operations for the Q2 2003 period. A reconciliation of net cash provided by operating activities to EBITDA and net income is calculated as follows:

Q2 2003 period
(in millions)
Net cash provided by operating activities	$162.7
Changes in working capital items and other	(69.4)

Operating income	93.3
Depreciation and amortization	39.3
Minority interest and other, net	(0.1)

EBITDA	$132.5
Depreciation and amortization	(39.3)
Interest expense, net	(15.4)
Provision for income taxes	(30.7)

Net income	47.1

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $240.0 million for the Fiscal 2003 period compared to approximately $171.9 million for the Fiscal 2002 period. The increase was attributable to increases in net income, decreases in certain non-cash items and increases in certain working capital items. Capital expenditures were $53.9 million for the Fiscal 2003 period compared to $30.7 million for the Fiscal 2002 period. The increase is primarily due to the inclusion of Hoyts from March 28, 2003 and a full two quarters of operations of Regal Cinemas and United Artists during the Fiscal 2003 period coupled with incremental capital expenditures associated with Regal CineMedia, which did not begin substantive operations until the second quarter of 2002. Cash flows provided by financing activities were approximately $497.6 million for the Fiscal 2003 period compared to cash flows provided by financing activities of approximately $48.0 million for the Fiscal 2002 period. The increase in cash flows from financing activities was primarily attributable to a series of financing transactions (see Notes 4 and 11) used to fund the $716.0 million extraordinary cash dividend declared during the Q2 2003 period.

  Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. The Company was formed in the first quarter of 2002 and expects its primary uses of cash to be for operating expenses, general corporate purposes related to corporate operations and the Company's quarterly dividend. The Company's principal sources of liquidity are from its operating subsidiaries. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under the amended and restated Regal Cinemas senior credit facilities.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $90 million to $100 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $50 million in connection with Regal CineMedia during 2003. The Company anticipates a significant portion of the Regal CineMedia capital expenditures to be made in connection with the development and deployment of the digital content network to provide advertising and promotional services and to distribute various forms of digital programming. During the two quarters ended June 26, 2003, the Company invested an aggregate of approximately $53.9 million in capital expenditures.

        In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving as of June 26, 2003 aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

        On March 28, 2003, the Company completed its previously announced acquisition of certain theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States for an aggregate purchase price of $213.1 million. The purchase price included cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million and the assumption of certain capital lease obligations with an aggregate fair value of approximately $25.0 million. Regal expects to complete the integration of Hoyts during the second half of fiscal 2003.

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million.

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes. The dividend was recorded as a liability upon declaration and is reflected as a dividend payable in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. As a result of this additional indebtedness, our principal and interest payment obligations will increase substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

        Concurrent with the issuance of Regal's 3 3/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common Stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. In connection with these hedging arrangements, our counterparty is expected to take positions in our Class A common stock in secondary market transactions and/or may enter into various derivative transactions. Such hedging arrangements could increase the price of our Class A common stock. Our counterparty is likely to modify its hedge positions from time to time prior to conversion, redemption or maturity of the notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. Such activity may affect the market price of our Class A common stock. See Note 4 for further description of the above debt facilities and the related convertible note hedge and warrant transactions.

        On June 13, 2003, we paid a cash dividend of $0.15 per share of Class A and Class B common stock, or $21.2 million in the aggregate, to our stockholders of record on May 27, 2003. On July 22, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on September 12, 2003, to stockholders of record on August 26, 2003. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of June 26, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $525.9 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $16.8 million was outstanding as of June 26, 2003) which reduces the availability under its senior revolving credit facility.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of June 26, 2003, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2–3 Years	4–5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$1,115.9	$27.0	$54.0	$448.6	$586.3
Capital lease obligations	26.1	1.0	2.0	3.6	19.5
Lease financing arrangements	97.0	2.0	5.1	6.8	83.1
Bankruptcy claims and liabilities	4.0	4.0	—	—	—
Other long term obligations	7.8	1.0	2.3	2.9	1.6
Operating leases	3,554.6	243.5	474.1	464.3	2,372.7
Extraordinary dividend	716.0	716.0	—	—	—

Total contractual cash obligations	$5,521.4	$994.5	$537.5	$926.2	$3,063.2

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2–3 Years	4–5 Years	After 5 Years
Other Commercial Commitments
Total commercial commitments(1)	$145.0	—	—	—	$145.0

(1)
As of June 26, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $16.8 million was outstanding as of June 26, 2003) which reduces the availability under its senior revolving credit facility.

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 26, 2003, Regal Cinemas had accrued approximately $4.0 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, cash flows or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Company's amended and restated senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of June 26, 2003, the Company had term borrowings of $525.9 million under its amended and restated senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facilities. At June 26, 2003, the borrowings outstanding under the Company's term credit facilities bore interest ranging from approximately 3.8125% to 4.0625%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at June 26, 2003, would have increased reported interest expense by approximately $657,400 for the quarter ended June 26, 2003.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 26, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 26, 2003, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

        Pursuant to the introductory instruction to Part II (Other Information) of Form 10-Q, the information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

        Regal announced on March 28, 2003 its acquisition of 52 Hoyts theatres representing 554 screens located in 10 states pursuant to a stock purchase agreement, dated February 3, 2003, among Regal, HUSH and Hoyts. The purchase price of approximately $213.1 million includes cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million as of the date of issuance, and the assumption of certain capital lease obligations with an aggregate fair value of approximately $25.0 million. The shares issued in the transaction were offered and sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering. The shares were sold to a single accredited investor and without the use of an underwriter. HUSH represented in the stock purchase agreement its intention to acquire the shares for its own account and not for resale or distribution in any transaction that would be in violation of the securities laws of the United States or any state thereof, and appropriate legends were affixed to the share certificate issued in the transaction. HUSH also represented its ability to bear the economic risk of its investment in the shares for an indefinite period of time. HUSH conducted an independent analysis of the business and operations of the Company, and acknowledged that it had received adequate information about the Company and had access to information about the Company in connection with its analysis.

        On May 23, 2003, we issued 3,928,185 shares of our Class B common stock to Anschutz upon Anschutz's exercise of all of its outstanding warrant. Anschutz paid an exercise price of $8.88 per share of Class B common stock acquired. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of such shares. The shares issued in the transaction were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering. We also issued on such date 296,129 shares of our Class A common stock to our other warrant holders, each of whom received Regal warrants in exchange for their United Artists warrants in the exchange transaction described in Note 1 to the accompanying financial statements, upon such warrant holders' exercise of all of their outstanding warrants. Each warrant holder paid an exercise price of $8.88 per share of Class A common stock acquired. The shares issued in the transaction were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering.

        On May 28, 2003, we issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due 2008 to qualified buyers under Section 4(2), Rule 144A and Regulation S under the Securities Act of 1933. The underwriter for the offering was Credit Suisse First Boston LLC, which received approximately $6.6 million in underwriting discounts and commissions. The notes are convertible into shares of our Class A common stock at the option of the holder at any time prior to maturity, subject to certain limitations, at a current conversion price of $21.175 per share (which conversion price has been adjusted for the effect of the extraordinary dividend paid on July 1, 2003— see Note 11), subject to adjustment as described in Note 4, which description is incorporated herein by reference. We used approximately $18.8 million of the net proceeds to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the notes, and we used the remainder of the net proceeds to partially fund the extraordinary dividend described in Note 11. After giving effect to the adjustments relating to the extraordinary dividend, the warrant is currently exercisable for approximately 11.3 million shares of our Class A common stock, at an exercise price per share of $24.433. The warrant expires on the maturity date for the notes and is subject to accelerated expiration or extension under certain conditions. The warrant may not be exercised until some or all of our 3 3/4% Convertible Senior Notes are converted into our Class A common stock, at which time the warrant may be exercised in proportion to the pro rata amount of notes converted at that time. Regal issued the warrant to a qualified buyer in a private transaction exempt from registration under Section 4(2) of the Securities Act.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 2003 annual meeting of stockholders was held on May 7, 2003 in Knoxville, Tennessee. The matters submitted for a vote at the meeting and the related election results were as follows:

  1.
  Election of three Class I directors to serve for three-year terms on our board of directors:

	For	Withheld
Michael L. Campbell	878,161,335	5,904,110
Kurt C. Hall	878,161,335	5,904,110
Alfred C. Eckert III	878,156,402	5,909,043
  2.
  Approval of the material terms for payment of our annual executive incentive compensation:

For	Against	Abstain	Broker Non-Vote
883,660,369	364,876	40,200	0
  3.
  Ratification of the board of directors' selection of KPMG LLP as our independent auditors for the fiscal year ending January 1, 2004:

For	Against	Abstain	Broker Non-Vote
878,349,365	5,716,080	0	0

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws, as amended, of Regal
4.1
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2003, among Regal Cinemas, Regal Cinemas, Inc., the Lenders party thereto, and Lehman Commercial Paper Inc., as administrative agent for the Lenders
4.2
Second Amended and Restated Credit Agreement, dated as of June 6, 2003, among Regal Cinemas, Regal Cinemas, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as joint advisors, joint lead arrangers and joint book managers of the Revolving Credit Facility and the Tranche C Term Loan Facility, Credit Suisse First Boston, as sole advisor, sole lead arranger and sole book manager of the Tranche D Term Loan Facility, Credit Suisse First Boston, as syndication agent, General Electric Capital Corporation, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent
4.3
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein
4.4
Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit A to exhibit 4.6 to Regal's registration statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002)
4.5	Indenture, dated as of May 28, 2003, among Regal and U.S. Bank National Association, as trustee
4.6	Form of Regal 3 3/4% Convertible Senior Notes Due 2008 (included in exhibit 4.5)
4.7
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 4.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
4.8	Regal 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003
10.1
Stock Purchase Agreement, dated as of February 3, 2003, among Regal, HUSH and Hoyts (incorporated by reference to exhibit 10.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
10.2
Stockholder Agreement, dated as of March 27, 2003, between Regal and HUSH (incorporated by reference to exhibit 10.2 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

(b)   Current reports on Form 8-K filed during our second fiscal quarter of 2003:

  •
  Current report on Form 8-K furnished under Item 9 (Regulation FD Disclosure) on April 1, 2003

  •
  Current report on Form 8-K filed under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) and furnished pursuant to Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) on April 22, 2003

  •
  Current report on Form 8-K filed under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) on May 19, 2003

  •
  Current report on Form 8-K filed under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) on May 22, 2003

  •
  Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) on June 6, 2003

  •
  Current report on Form 8-K filed under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) on June 11, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: August 11, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: August 11, 2003	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: August 11, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws, as amended, of Regal
4.1
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2003, among Regal Cinemas, Regal Cinemas, Inc., the Lenders party thereto, and Lehman Commercial Paper Inc., as administrative agent for the Lenders
4.2
Second Amended and Restated Credit Agreement, dated as of June 6, 2003, among Regal Cinemas, Regal Cinemas, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as joint advisors, joint lead arrangers and joint book managers of the Revolving Credit Facility and the Tranche C Term Loan Facility, Credit Suisse First Boston, as sole advisor, sole lead arranger and sole book manager of the Tranche D Term Loan Facility, Credit Suisse First Boston, as syndication agent, General Electric Capital Corporation, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent
4.3
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein
4.4
Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit A to exhibit 4.6 to Regal's registration statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002)
4.5	Indenture, dated as of May 28, 2003, among Regal and U.S. Bank National Association, as trustee
4.6	Form of Regal 3 3/4% Convertible Senior Notes Due 2008 (included in exhibit 4.5)
4.7
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 4.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
4.8	Regal 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003
10.1
Stock Purchase Agreement, dated as of February 3, 2003, among Regal, HUSH and Hoyts (incorporated by reference to exhibit 10.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
10.2
Stockholder Agreement, dated as of March 27, 2003, between Regal and HUSH (incorporated by reference to exhibit 10.2 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications