Form 10-Q
period 2003-09-25
REGAL ENTERTAINMENT GROUP
filed 2003-11-10
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2003

Commission file number: 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)
9110 East Nichols Avenue Suite 200 Centennial, CO (Address of Principal Executive Offices)	80112 (Zip Code)

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

        Class A Common Stock—52,724,100 shares outstanding at November 7, 2003

        Class B Common Stock—89,216,142 shares outstanding at November 7, 2003

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2003	December 26, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154.7	$276.0
Restricted cash	6.7	22.5
Trade and other receivables, net	23.1	30.5
Inventories	6.6	6.7
Prepaid expenses and other current assets	41.1	39.7
Assets held for sale	7.6	9.7
Deferred income tax asset	8.9	4.7

TOTAL CURRENT ASSETS	248.7	389.8
PROPERTY AND EQUIPMENT:
Land	134.1	134.7
Buildings, leasehold improvements and equipment	1,933.2	1,674.3
Construction in progress	13.6	6.5

Total property and equipment	2,080.9	1,815.5
Accumulated depreciation and amortization	(263.6)	(160.0)

Total property and equipment, net	1,817.3	1,655.5
GOODWILL	204.2	227.5
OTHER ASSETS	45.3	37.4
DEFERRED INCOME TAX ASSET	24.4	—

TOTAL ASSETS	$2,339.9	$2,310.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$31.1	$17.0
Accounts payable	130.0	154.0
Accrued expenses	90.1	60.0
Deferred revenue	51.1	49.4
Bankruptcy claims and liabilities	3.6	23.6

TOTAL CURRENT LIABILITIES	305.9	304.0
LONG-TERM DEBT	1,091.5	561.5
LEASE FINANCING ARRANGEMENTS	94.5	96.0
CAPITAL LEASE OBLIGATIONS	24.9	3.9
DEFERRED TAX LIABILITY	—	21.3
OTHER NONCURRENT LIABILITIES	61.1	49.9

TOTAL LIABILITIES	1,577.9	1,036.6
MINORITY INTEREST	3.8	2.8
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value: 500,000,000 shares authorized; 52,698,949 and 46,448,382 shares issued and outstanding at September 25, 2003 and December 26, 2002, respectively	—	—
Class B common stock, $0.001 par value (convertible): 200,000,000 shares authorized; 89,216,142 and 85,287,957 shares issued and outstanding at September 25, 2003 and December 26, 2002, respectively	0.1	0.1
Preferred stock, $0.001 par value: none issued and outstanding	—	—
Additional paid-in capital	731.5	1,196.6
Retained earnings	26.6	74.1

TOTAL STOCKHOLDERS' EQUITY	758.2	1,270.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,339.9	$2,310.2

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 25, 2003	Quarter Ended September 26,2002	Three Quarters Ended September 25, 2003	Three Quarters Ended September 26, 2003
	(in millions, except share data)
REVENUES:
Admissions	$425.7	$387.1	$1,226.9	$1,082.9
Concessions	160.9	158.5	471.1	444.5
Other operating revenue	43.3	25.9	108.1	66.4

TOTAL REVENUE	629.9	571.5	1,806.1	1,593.8
OPERATING EXPENSES:
Film rental and advertising costs	225.8	207.2	661.2	586.3
Cost of concessions	23.4	22.3	66.8	64.0
Rent expense	71.5	64.7	204.9	181.8
Other operating expenses	156.9	141.3	446.3	375.9
General and administrative expenses	15.9	16.6	46.3	50.3
Merger and restructuring expenses and amortization of deferred stock compensation	2.0	3.4	6.8	16.5
Depreciation and amortization	39.7	35.5	114.9	98.5
Loss (gain) on disposal and impairment of operating assets	(0.8)	3.2	(2.5)	3.4

TOTAL OPERATING EXPENSES	534.4	494.2	1,544.7	1,376.7

INCOME FROM OPERATIONS	95.5	77.3	261.4	217.1
OTHER EXPENSE (INCOME):
Interest expense, net	21.8	15.0	50.9	46.8
Loss on extinguishment of debt	—	—	—	1.5
Minority interest in earnings of consolidated subsidiaries	0.1	2.4	0.5	14.6
Other, net	—	—	(0.1)	0.1

TOTAL OTHER EXPENSE, NET	21.9	17.4	51.3	63.0

INCOME BEFORE INCOME TAXES	73.6	59.9	210.1	154.1
PROVISION FOR INCOME TAXES	29.4	23.8	83.5	68.6

NET INCOME	$44.2	$36.1	$126.6	$85.5

LOSS ON REDEMPTION OF PREFERRED STOCK	—	—	—	28.2

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$44.2	$36.1	$126.6	$57.3

EARNINGS PER SHARE:
Basic	$0.31	$0.28	$0.92	$0.57
Diluted	$0.30	$0.27	$0.89	$0.55
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	141,816	130,951	137,365	99,835
Diluted	145,341	136,202	141,873	104,278

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended September 25, 2003	Three Quarters Ended September 26, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126.6	$85.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	114.9	98.5
Amortization of deferred stock compensation	3.9	2.7
Loss on debt extinguishment	—	1.5
Minority interest in earnings of consolidated subsidiaries	0.5	14.6
Deferred income taxes	11.3	23.0
(Gain) loss on disposal and impairment of operating assets	(2.5)	3.4
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	(1.6)	0.8
Inventories	0.7	0.9
Prepaid expenses and other current assets	3.4	—
Accounts payable	(33.7)	(18.2)
Accrued expenses and other liabilities	44.1	22.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	267.6	235.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89.8)	(60.7)
Proceeds from disposition of assets	18.7	8.0
Cash used to acquire Hoyts, net of cash acquired	(97.6)	—
Cash used to purchase outstanding United Artists minority interest	—	(34.0)
Decrease in other assets and assets held for sale	—	6.0
Decrease in reimbursable construction advances	9.2	0.2
Decrease in restricted cash	15.8	5.8

NET CASH USED IN INVESTING ACTIVITIES	(143.7)	(74.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock purchase warrants	37.5	—
Proceeds from Regal Cinemas senior credit facility	315.0	—
Proceeds from convertible notes offering	240.0	—
Net payment on convertible notes hedge and warrants	(18.8)	—
Payment of debt acquisition costs	(15.8)	(9.4)
Cash used to pay dividends	(778.3)	—
Proceeds from stock option exercises	9.5	2.0
Net payments on long term obligations	(13.2)	(47.4)
Payment of bankruptcy claims and liabilities	(21.1)	(88.1)
Cash of subsidiaries at acquisition date	—	167.1
Cash used to redeem Edwards preferred stock	—	(75.3)
Cash used to redeem Edwards senior subordinated notes	—	(11.3)
Cash used to payoff Edwards term loan	—	(180.0)
Cash used to payoff United Artists term credit facility	—	(240.0)
Net proceeds from senior subordinated notes offering	—	155.3
Net proceeds from initial public offering	—	314.8

NET CASH USED IN FINANCING ACTIVITIES	(245.2)	(12.3)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(121.3)	148.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276.0	68.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154.7	$216.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$19.1	$13.6

Cash paid for interest	$52.8	$28.3

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	$—	$361.9
Exchange of minority shares in Edwards for Regal Entertainment Group	$—	$44.4
Contribution of additional shares purchased from minority interests	$—	$80.0
Issuance of common stock to acquire Hoyts	$88.1	$—

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,061 screens in 555 theatres in 39 states as of September 25, 2003. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as Fiscal 2003) results in a 53-week fiscal year.

        During 2000 and 2001, United Artists and a majority of its subsidiaries at that time (the "United Artists Bankrupt Entities"), Edwards Theatre Circuit Affiliated Group and its subsidiaries at that time (the "Edwards Bankrupt Entities," which were merged into Edwards in connection with the bankruptcy proceedings of the Edwards Bankrupt Entities described below), and Regal Cinemas, Inc. and its subsidiaries at that time (the "Regal Cinemas, Inc. Bankrupt Entities") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below, as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and the Edwards Bankrupt Entities were approved by the United States Bankruptcy Courts for the Central District of California and the District of Delaware, respectively. Such joint plans of reorganization became effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for the Edwards Bankrupt Entities. The United States Bankruptcy Court for the Middle District of Tennessee approved the Regal Cinemas, Inc. Bankrupt Entities' joint plan of reorganization on December 7, 2001, and it became effective on January 29, 2002. Also on that date, The Anschutz Corporation and its subsidiaries ("Anschutz") and the other shareholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc. Edwards was formed in connection with the reorganization of the Edwards Bankrupt Entities to, among other things, effect the substantive consolidation of the Edwards Bankrupt Entities through their merger into Edwards. As a result of the merger transaction, Edwards succeeded to all of the assets and liabilities of the Edwards Bankrupt Entities.

        Anschutz acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon each of the entities' emergence from bankruptcy reorganization. Anschutz's contributions of these equity interests to the Company were recorded in the financial statements of the Company at the combined historical cost basis of Anschutz, which represents Anschutz's net cost to acquire certain debt of the United Artists, Edwards and Regal Cinemas, Inc. Bankrupt Entities prior to their filing voluntary petitions for relief under Chapter 11. Anschutz exchanged such debt holdings for controlling equity interests following the emergence from bankruptcy of the United Artists, Edwards and Regal Cinemas, Inc. Bankrupt Entities.

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

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes. Concurrent with the issuance of Regal's 3 3/4% Convertible Senior Notes, we entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common stock. As described further in Note 4, the convertible note hedge and warrant economically allow us to acquire sufficient Class A common shares from our counterparty to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $24.43. When the fair value of our Class A common shares exceeds such price, the equity contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a reduction of equity in the accompanying unaudited condensed consolidated balance sheet as of September 25, 2003. See Notes 4 and 9 for further description of the related debt facilities and the convertible note hedge and warrant transactions.

        On July 7, 2003, Regal acquired an aggregate of 2,451,441 shares of its Class A common stock from LB I Group Inc. and Edwards Affiliated Holdings, LLC. Thereafter, on July 9, 2003, Regal issued for the price it paid for those shares those same 2,451,441 shares of its Class A common stock to one of its stockholders, GSCP Recovery, Inc. ("GSCP"). In June 2003, GSCP offered Regal the option to issue shares of Class A common stock in lieu of paying GSCP cash in respect of the extraordinary dividend described in the preceding paragraph. Regal exercised its option on July 7, 2003. The number of shares of Class A common stock outstanding did not change as a result of the transactions and Regal's aggregate sales and purchase prices for the shares in the transactions were identical.

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 25, 2003 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 001-31315) for the Company's fiscal year ended December 26, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements. The results of operations for the quarter and three quarters ended September 25, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

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

        The following is a summary of the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.1
Buildings, leasehold improvements and equipment, net	200.2
Goodwill	0.9
Deferred income tax asset	33.0
Other assets	0.2
Current liabilities	(22.0)
Other liabilities	(0.3)

Total purchase price	$213.1

        The following unaudited pro forma results of operations for all periods presented assume the acquisition occurred as of the beginning of the respective periods. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future. Pro forma results for the quarter ended September 25, 2003 are not presented below because the Hoyts results are included in the September 25, 2003 statement of operations for the entire quarterly period.

	Quarter Ended September 26, 2002	Three Quarters Ended September 25, 2003	Three Quarters Ended September 26, 2002
	(In millions, except per share amounts)
Revenues	$622.4	$1,852.0	$1,745.4
Operating income	85.9	267.7	240.7
Net income	40.9	130.0	98.5
Net income available to common stockholders	40.9	130.0	70.3
Earnings per share:
Basic	$0.30	$0.94	$0.67
Diluted	$0.29	$0.91	$0.64

3.     PRO FORMA RESULTS OF OPERATIONS

        On a pro forma basis for the 2002 periods presented, assuming (i) a full first quarter of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority shareholders of their equity interests in United Artists, Edwards, Regal Cinemas and Regal CineMedia for shares of the Company, (iii) the issuance of $150 million of 9 3/8% senior subordinated notes due 2012, (iv) the repayment of Edwards indebtedness and the redemption of Edwards preferred stock, (v) the effects of the Company's initial public offering in May 2002, and (vi) the Company's acquisition of the minority interest of United Artists, total revenues, operating income and net income would have been $571.5 million, $77.3 million and $37.3 million for the quarter ended September 26, 2002 and $1,720.0 million, $244.2 million and $118.5 million for the three quarters ended September 26, 2002.

4.     LONG-TERM OBLIGATIONS

        Long-term obligations at September 25, 2003 and December 26, 2002 consist of the following (in millions):

	September, 25, 2003	December 26, 2002
Regal 3 3/4% Convertible Senior Notes	$240.0	$—
Regal Cinemas Senior Credit Facility	523.1	219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease Financing arrangements, 11.5%, maturing in various installments through 2021	96.5	97.8
Capital lease obligations	25.9	4.1
Other	6.5	7.1

Total long-term obligations	1,242.0	678.4
Less current maturities	(31.1)	(17.0)

Total long-term obligations, net	$1,210.9	$661.4

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the notes. On or after May 15, 2007, our note holders will have the option to convert their notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $21.175 per share (which conversion price has been adjusted for the effect of the extraordinary dividend paid on July 1, 2003—see Note 1). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $21.175 per share, subject to further adjustments described below, if:

  •
  the closing sale price of our Class A common stock on the previous trading day was 110% or more of the then current conversion price;

  •
  we distribute to all or substantially all holders of our common stock certain rights entitling them to purchase common stock at less than the closing sale price of our Class A common stock on the day preceding the declaration of such distribution;

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

        In connection with the issuance of the notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the notes. We used the remainder of the net proceeds from this offering in partial payment of an extraordinary dividend of $5.05 per share of our Class A and Class B common stock to our stockholders of record as of June 20, 2003. See Note 1 for further discussion related to our extraordinary dividend.

        Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common shares (at a current price per share of $21.175). In the event of the conversion of the notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 11,334,120 share of our Class A common stock at a current exercise price of $24.43 per share. We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant economically allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $24.43. When the fair value of our Class A common shares exceeds such price, the equity contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

        Amended and Restated Regal Cinemas Senior Credit Facility—On August 27, 2003, Regal Cinemas entered into a new term loan facility ("New Term Loan D") under the third amended and restated credit agreement of Regal Cinemas (a copy of which is filed herewith as Exhibit 4.1) for approximately $523.1 million to refinance, at a more favorable interest rate, the aggregate outstanding principal amount under the former Term Loan C and Term Loan D facilities. The amortization schedule under the New Term Loan D is equal to the sum of the scheduled quarterly amortization payments under the former Term Loan C and Term Loan D facilities. The New Term Loan D facility amortizes at a rate of 5.2% per annum for the first three years of the loan, with the remaining 84.4% of principal becoming due in years four through six of the loan, maturing June 30, 2009. The borrowings outstanding under the New Term Loan D facility currently bear interest of approximately 3.6%. The New Term Loan D facility is guaranteed by substantially all direct and indirect subsidiaries of Regal Cinemas and by substantially all real and personal property of Regal Cinemas and its subsidiaries, as set forth in the third amended and restated credit agreement. The third amended and restated credit agreement carries identical covenants to those in the Regal Cinemas credit agreement that was amended and restated. A summary description of the covenants and other provisions of the credit agreement is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regal Cinemas Senior Credit Facility" and Note 6 to our audited consolidated financial statements included in our 2002 Annual Report on Form 10-K. The summary description is qualified in its entirety to the full text of the third amended and restated credit agreement of Regal Cinemas filed herewith as Exhibit 4.1.

        As of September 25, 2003, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of September 25, 2003), which reduces the availability under its senior revolving credit facility.

        Other Long-Term Obligations—All other long-term obligations not explicitly discussed herein are described in Note 6 to the consolidated financial statements included in Item 8 of our 2002 Annual Report on Form 10-K.

5.     INCOME TAXES

        The provision for income taxes of $29.4 million and $23.8 million for the quarters ended September 25, 2003 and September 26, 2002 reflect effective tax rates of approximately 39.9% and 39.7%, respectively. The provision for income taxes of $83.5 million and $68.6 million for the three quarters ended September 25, 2003 and September 26, 2002 reflect effective tax rates of approximately 39.7% and 44.5%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying unaudited condensed consolidated statements of operations for the quarters ended September 25, 2003 and September 26, 2002 and three quarters ended September 25, 2003 and September 26, 2002, the Company's effective tax rates were approximately 39.9% and 38.2%, 39.6% and 40.7%, respectively.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 2. Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain Internal Revenue Service limitations, the Company's allowable annual deduction with respect to the Hoyts net operating loss carryforwards is limited to approximately $8.6 million. As of September 25, 2003, the Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.7 million, in connection with the Hoyts acquisition.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company recorded a valuation allowance of approximately $48.8 million and $59.4 million against deferred tax assets at September 25, 2003 and December 26, 2002, as management believes it is more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. During the quarter ended June 26, 2003 and in connection with the Company's payment of the extraordinary dividend, United Artists sold certain assets at fair market value to other companies within our consolidated group, resulting in a deferred taxable gain. Based on this transaction, the Company determined it was more likely than not that certain deferred tax assets of United Artists would be realized, and, accordingly reduced the valuation allowance by the amount of $25.3 million. The reduction in the valuation allowance reduced goodwill related to the United Artists acquisition. Accordingly, future reductions in the valuation allowance will reduce goodwill related to these respective acquisitions.

6.     CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of September 25, 2003, the Company's authorized capital stock consisted of:

    •
    500,000,000 shares of Class A common stock, par value $0.001 per share;

    •
    200,000,000 shares of Class B common stock, par value $0.001 per share; and

    •
    50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of September 25, 2003, 52,698,949 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 89,216,142 shares were outstanding as of September 25, 2003, all of which are held by Anschutz and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group"). Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 25, 2003. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. The Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in the Company's 2002 Annual Report on Form 10-K.

  Options and Warrants

        Other than disclosed in Note 4, no warrants to acquire the Company's common stock were outstanding at September 25, 2003.

        In connection with the July 1, 2003 extraordinary cash dividend described more fully in Note 1, and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to restore their economic position to that existing immediately before the extraordinary dividend. The number of options reserved for issuance under the plan were also adjusted. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

	Quarter ended September 25, 2003	Quarter ended September 26, 2002	Three Quarters ended September 25, 2003	Three Quarters ended September 26, 2002
Net income available to common stockholders as reported:	$44.2	$36.1	$126.6	$57.3
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(0.9)	(2.2)	(2.2)

Pro forma net income	$43.5	$35.2	$124.4	$55.1

Basic earnings per share:
As reported	$0.31	$0.28	$0.92	$0.57
Pro forma	$0.31	$0.27	$0.91	$0.55
Diluted earnings per share:
As reported	$0.30	$0.27	$0.89	$0.55
Pro forma	$0.30	$0.26	$0.88	$0.53

7.     CONTINGENCIES

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 25, 2003, Regal Cinemas had accrued approximately $3.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas, Inc.'s claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

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

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an American Disabilities Act ("ADA") claim on appeal before it. The law suit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA, the related regulations of the Department of Justice, and Oregon's public accommodations statute. The plaintiffs also claimed negligence in the design, construction, and operation of the stadium-riser theatres, seeking for their claims declaratory and injunctive relief, compensatory and punitive damages, damages for negligence and attorneys' fees and costs.

        The only claim that survived on appeal was the ADA claim, which was reversed and remanded by the appellate court to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The ADA claim was based upon the defendants' alleged failure to provide persons in wheelchairs seating arrangements with "lines of sight comparable to those for members of the general public" because the wheelchair accessible seating was located only in the first few rows, most often on the sloped floor portion, of the stadium-style theatres. The appellate court held that the Department of Justice's interpretation of "lines of sight comparable to those for members of the general public" to require a viewing angle for wheelchair seating within the range of angles offered to the general public in stadium-style seats is valid and entitled to deference. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation and as such have appealed the Ninth Circuit's decision to the Supreme Court of the United States.

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

Warrant Exercises

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock, Craig Slater, a Regal director, to purchase a total of 6,696 shares of Class A common stock and Michael F. Bennet, a former Regal director, to purchase a total of 13,392 shares of Class A common stock were exercised at exercise prices of $8.88 per share.

Other Transactions

        During the quarter ended September 25, 2003, Regal CineMedia incurred approximately $593,000 of expenses payable to an Anschutz affiliate for reimbursement of telecommunication services. Additionally, Regal CineMedia has recorded revenue of $108,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

        On July 7, 2003, Regal acquired an aggregate of 2,451,441 shares of its Class A common stock from two stockholders and thereafter, on July 9, 2003, issued those same shares for the same purchase price to another of its stockholders, GSCP. Alfred C. Eckert III, one of our directors, is a limited partner of GSCP (NJ), L.P. and an executive officer of GSCP (NJ), L.P.'s general partner, GSCP (NJ), Inc., each of which entities reports shared beneficial ownership with GSCP with respect to such shares. Mr. Eckert disclaims beneficial ownership of these shares. For a more detailed description of this transaction, see Note 1—"The Company and Basis for Presentation."

        During the quarter ended September 25, 2003, United Artists remitted approximately $250,000 to Anschutz in satisfaction of amounts due under an insurance arrangement formerly held by Anschutz and United Artists.

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

	Quarter Ended September 25, 2003	Quarter Ended September 26, 2002	Three Quarters Ended September 25, 2003	Three Quarters Ended September 26, 2002
Net income	$44.2	$36.1	$126.6	$85.5
Less:
Loss on redemption of preferred stock	—	—	—	28.2

Net income available to common stockholders	$44.2	$36.1	$126.6	$57.3
Weighted average shares outstanding (in thousands):
Basic:	141,816	130,951	137,365	99,835
Add common stock equivalents	3,525	5,251	4,508	4,443

Diluted:	145,341	136,202	141,873	104,278
Earnings per share
Basic:	$0.31	$0.28	$0.92	$0.57
Diluted	$0.30	$0.27	$0.89	$0.55

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the three quarters ended September 26, 2002.

        The $240 million convertible notes discussed in Note 4 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations.

        Common stock equivalents consist of principally stock options and warrants. Stock options and warrants to purchase 11.4 million shares and 6.1 million shares of common stock for the quarter and three quarters ended September 25, 2003 and 1.4 million shares and 0.6 million shares for the quarter and three quarters ended September 26, 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities for interim or annual periods ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its financial position, cash flows or results of operations.

11.   SUBSEQUENT EVENTS

        On October 21, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on December 12, 2003, to stockholders of record on November 24, 2003.

        On November 5, 2003, the Company announced that its Board of Directors expects to increase the Company's quarterly Class A and Class B common stock dividend by 20.0% to $0.18 per share beginning in March 2004.

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

Overview

        We are the largest domestic motion picture exhibitor with 6,061 screens in 555 theatres in 39 states as of September 25, 2003. We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia.

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

        The Company's consolidated financial statements reflect the results of operations of United Artists, Edwards and Regal Cinemas from the dates Anschutz acquired its controlling equity interests in these entities. These controlling equity interests have been recorded in the Company's consolidated financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's unaudited condensed consolidated financial statements for fiscal 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002).

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

Results of Operations for the quarters and three quarters ended September 25, 2003 and September 26, 2002

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters and three quarters ended September 25, 2003 and September 26, 2002.

	Quarter Ended September 25, 2003	Quarter Ended September 26, 2002	Three Quarters Ended September 25, 2003	Three Quarters Ended September 26, 2002
Revenues:
Admissions	67.6%	67.7%	67.9%	67.9%
Concessions	25.5	27.7	26.1	27.9
Other operating revenues	6.9	4.6	6.0	4.2

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.8	36.3	36.6	36.8
Cost of concessions	3.7	3.9	3.7	4.0
Rent expense	11.4	11.3	11.3	11.4
Other operating expenses	24.9	24.7	24.7	23.6
General and administrative	2.5	2.9	2.6	3.2
Merger and restructuring expenses and amortization of deferred stock compensation	0.3	0.6	0.4	1.0
Depreciation and amortization	6.3	6.2	6.4	6.2
Loss (gain) on disposal and impairment of operating assets	(0.1)	0.6	(0.2)	0.2

Total operating expenses	84.8	86.5	85.5	86.4

Operating income	15.2%	13.5%	14.5%	13.6%

Total Revenues

        The following table summarizes certain revenues and revenue-related data for the quarter ended September 25, 2003 ("Q3 2003 period"), the quarter ended September 26, 2002 ("Q3 2002 period"), the three quarters ended September 25, 2003 ("Fiscal 2003 period"), and the three quarters ended September 26, 2002 ("Fiscal 2002 period") (in millions, except attendance and average prices):

	Q3 2003 period	Q3 2002 period	Fiscal 2003 period	Fiscal 2002 period
Admissions	$425.7	$387.1	$1,226.9	$1,082.9
Concessions	160.9	158.5	471.1	444.5
Other operating revenues	43.3	25.9	108.1	66.4

Total revenues	$629.9	$571.5	$1,806.1	$1,593.8
Attendance (in thousands)	66,387	64,566	193,381	181,455
Average ticket price	$6.41	$6.00	$6.34	$5.97
Average concession per patron	$2.42	$2.45	$2.44	$2.45

Admissions

        Total admissions revenues increased $38.6 million, or 10.0%, to $425.7 million for the Q3 2003 period, from $387.1 million for the Q3 2002 period. The increase in admissions revenues in the Q3 2003 period compared to Q3 2002 period was primarily attributable to a 6.8% increase in ticket prices coupled with a 2.8% increase in attendance, which is attributable to the inclusion of Hoyts from March 28, 2003. Excluding the effects of Hoyts, attendance for the Q3 2003 period was approximately 61.1 million, a 5.4% decrease from the Q3 2002 period.

        Total admissions revenues increased $144.0 million, or 13.3%, to $1,226.9 million for the Fiscal 2003 period, from $1,082.9 million for the Fiscal 2002 period. The increase in admissions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was primarily attributable to a 6.2% increase in ticket prices coupled with an 6.6% increase in attendance, which is principally related to the inclusion of Regal Cinemas and United Artists for a full three quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003. The Fiscal 2002 period includes the results of United Artists from January 4, 2002 and Regal Cinemas from January 24, 2002. Excluding the effects of Hoyts, attendance for the Fiscal 2003 period was approximately 182.7 million, a 0.7% increase from the Fiscal 2002 period.

Concessions

        Total concessions revenues increased $2.4 million, or 1.5%, to $160.9 million for the Q3 2003 period, from $158.5 million for the Q3 2002 period. The increase in concessions revenues in the Q3 2003 period compared to the Q3 2002 period was due to a 2.8% increase in attendance, which is attributable to the inclusion of Hoyts from March 28, 2003, as discussed above, offset by a 1.2% decrease in average concessions per patron.

        Total concessions revenues increased $26.6 million, or 6.0%, to $471.1 million for the Fiscal 2003 period, from $444.5 million for the Fiscal 2002 period. The increase in concessions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was due to a 6.6% increase in attendance, which is primarily attributable the inclusion of Regal Cinemas and United Artists for a full three quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003, as discussed above.

Other Operating Revenues

        Total other operating revenues increased $17.4 million, or 67.2%, to $43.3 million for the Q3 2003 period, from $25.9 million for the Q3 2002 period. Total other operating revenues increased $41.7 million, or 62.8%, to $108.1 million for the Fiscal 2003 period, from $66.4 million for the Fiscal 2002 period. Included in other operating revenues are on-screen advertising revenues, meetings and events and other marketing revenues from certain of the Company's vendor marketing programs. The increase in other operating revenues was primarily attributable to the inclusion of Hoyts from March 28, 2003, increases in advertising and meetings revenues generated by Regal CineMedia and to a lesser extent, increases in the Company's revenues from vendor marketing programs during the Q3 2003 and Fiscal 2003 periods.

Operating Expenses

        The following table summarizes certain theatre operating expenses for the Q3 2003, Q3 2002, Fiscal 2003, and Fiscal 2002 periods (dollars in millions):

	Q3 2003 period		Q3 2002 period		Fiscal 2003 period		Fiscal 2002 period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	225.8	53.0	207.2	53.5	661.2	53.9	586.3	54.1
Cost of concessions(2)	23.4	14.5	22.3	14.1	66.8	14.2	64.0	14.4
Rent expense(3)	71.5	11.4	64.7	11.3	204.9	11.3	181.8	11.4
Other operating expenses(3)	156.9	24.9	141.3	24.7	446.3	24.7	375.9	23.6
General and administrative expense(3)	15.9	2.5	16.6	2.9	46.3	2.6	50.3	3.2

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $18.6 million, or 9.0%, to $225.8 million in the Q3 2003 period, from $207.2 million in the Q3 2002 period. Film rental and advertising costs as a percentage of admissions revenues decreased slightly to 53.0% during the Q3 2003 period from 53.5% in the Q3 2002 period as a result of product mix. Film rental and advertising costs increased $74.9 million, or 12.8%, to $661.2 million in the Fiscal 2003 period, from $586.3 million in the Fiscal 2002 period. Film rental and advertising costs as a percentage of admissions revenues decreased slightly to 53.9% in the Fiscal 2003 period as compared to 54.1% in the Fiscal 2002 period as a result of product mix. The increase in film rental and advertising costs during the Q3 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Regal Cinemas and United Artists for a full three quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003.

Cost of Concessions

        Cost of concessions increased $1.1 million, or 4.9%, to $23.4 million in the Q3 2003 period, from $22.3 million in the Q3 2002 period. Cost of concessions as a percentage of concessions revenues increased to 14.5% in the Q3 2003 period as compared to 14.1% in the Q3 2002 period. The increase in cost of concessions as a percentage of revenues in the Q3 2003 period was largely attributable to product mix. Cost of concessions increased $2.8 million, or 4.4%, to $66.8 million in the Fiscal 2003 period, from $64.0 million in the Fiscal 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 14.2% in the Fiscal 2003 period as compared to 14.4% in the Fiscal 2002 period. The decrease in the cost of concessions in the Fiscal 2003 period as a percentage of concessions revenues is primarily attributable to the realization of operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards.

Rent Expense

        Rent expense increased $6.8 million, or 10.5%, to $71.5 million in the Q3 2003 period from $64.7 million in the Q3 2002 period. Rent expense as a percentage of total revenues was 11.4% and 11.3% for the Q3 2003 and Q3 2002 periods, respectively. Rent expense increased $23.1 million, or 12.7%, to $204.9 million in the Fiscal 2003 period from $181.8 million in the Fiscal 2002 period. Rent expense as a percentage of total revenues was 11.3% and 11.4% for the Fiscal 2003 and Fiscal 2002 periods respectively. The increase in rent expense in the Q3 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Hoyts from March 28, 2003 and Regal Cinemas and United Artists for a full three quarters in the Fiscal 2003 period.

Other Operating Expenses

        Other operating expenses increased $15.6 million, or 11.0%, to $156.9 million in the Q3 2003 period, from $141.3 million in the Q3 2002 period. Other operating expenses as a percentage of total revenues increased slightly to 24.9% in the Q3 2003 period as compared to 24.7% in the Q3 2002 period. Other operating expenses increased $70.4 million, or 18.7%, to $446.3 million in the Fiscal 2003 period, from $375.9 million in the Fiscal 2002 period. Other operating expenses as a percentage of total revenues rose to 24.7% in the Fiscal 2003 period as compared to 23.6% in the Fiscal 2002 period. The increase in total other operating expenses in the Q3 2003 and Fiscal 2003 periods was primarily attributable to incremental costs associated with the inclusion of Hoyts from March 28, 2003 and a full three quarters of Regal Cinemas and United Artists for the Fiscal 2003 period coupled with incremental expenses associated with Regal CineMedia, which did not begin substantive operations until the second quarter of 2002. Such increases are partially offset by operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards.

General and Administrative Expenses

        General and administrative expenses decreased $0.7 million, or 4.2%, to $15.9 million during the Q3 2003 period, from $16.6 million in the Q3 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.5% and 2.9% in the Q3 2003 and Q3 2002 periods, respectively. General and administrative expenses decreased $4.0 million, or 8.0%, to $46.3 million during the Fiscal 2003 period, from $50.3 million in the Fiscal 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.6% and 3.2% in the Fiscal 2003 and Fiscal 2002 periods, respectively. The decrease during the Q3 2003 and Fiscal 2003 periods was primarily attributable to operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards.

Depreciation and Amortization

        Depreciation and amortization increased $4.2 million, or 11.8%, to $39.7 million in the Q3 2003 period, from $35.5 million in the Q3 2002 period. Depreciation and amortization increased $16.4 million, or 16.6%, to $114.9 million in the Fiscal 2003 period, from $98.5 million in the Fiscal 2002 period. The increase during the Q3 2003 and Fiscal 2003 periods in depreciation and amortization is primarily due to the inclusion of Hoyts from March 28, 2003 and a full three quarters of Regal Cinemas and United Artists for the Fiscal 2003 period.

Operating Income

        Operating income totaled approximately $95.5 million for the Q3 2003 period. The reported operating income for the Q3 2003 period represents an increase of $18.2 million from operating income of $77.3 million in the Q3 2002 period. Operating income totaled approximately $261.4 million for the Fiscal 2003 period, which represents an increase of $44.3 million from $217.1 in the Fiscal 2002 period. The increase in operating income during the Fiscal 2003 period is primarily attributable to the growth in total revenues as a result of the inclusion of Regal Cinemas and United Artists for a full three quarters in the Fiscal 2003 period and the results of Hoyts from March 28, 2003, coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards. The increase in operating income during the Q3 2003 and Fiscal 2003 periods was also attributable to a reduction of merger and restructuring expenses, partially offset by increases in certain other operating expense items described in previous sections.

Interest Expense

        Interest expense increased $6.8 million, or 45.3%, to $21.8 million in the Q3 2003 period, from $15.0 million in the Q3 2002 period. Interest expense increased $4.1 million, or 8.8%, to $50.9 million in the Fiscal 2003 period, from $46.8 million in the Fiscal 2002 period. The increase in interest expense in the Q3 2003 and Fiscal 2003 periods is principally due to higher outstanding indebtedness for the Q3 2003 and Fiscal 2003 periods as a result of the financing arrangements consummated in the Q2 2003 period in connection with the extraordinary dividend transaction.

Income Taxes

        The provision for income taxes of $29.4 million and $23.8 million for the Q3 2003 and Q3 2002 periods reflect effective tax rates of approximately 39.9% and 39.7%, respectively. The provision for income taxes of $83.5 million and $68.6 million for the Fiscal 2003 and Fiscal 2002 periods reflect effective tax rates of approximately 39.7% and 44.5%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying unaudited condensed consolidated statements of operations for the Q3 2003 and Q3 2002 periods and the Fiscal 2003 and Fiscal 2002 periods, the Company's effective tax rates were approximately 39.9% and 38.2%, 39.6% and 40.7%, respectively. The Fiscal 2002 effective tax rates also reflected the impact of certain non-deductible merger expenses.

Net Income

        Net income totaled $44.2 million for the Q3 2003 period. The reported net income for the Q3 2003 period represents an increase of $8.1 million from $36.1 million in the Q3 2002 period. Net income totaled $126.6 million for the Fiscal 2003 period, which represents an increase of $69.3 million from $57.3 million in the Fiscal 2002 period.

  EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $135.1 million, or 21.4% of total revenues, for the Q3 2003 period. We believe EBITDA provides a useful measure of liquidity for our investors because EBITDA is an industry comparative measure of liquidity prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess the performance and liquidity of our Company. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. For the Q3 2003 period, the Company reported total revenues, operating income and net income of $629.9 million, $95.5 million and $44.2 million, respectively. In addition, the Company generated $27.6 million of cash flows from operations for the Q3 2003 period. A reconciliation of net cash provided by operating activities to EBITDA and net income is calculated as follows:

Q3 2003 period
(in millions)
Net cash provided by operating activities	$27.6
Changes in working capital items and other	67.9

Operating income	95.5
Depreciation and amortization	39.7
Minority interest and other, net	(0.1)

EBITDA	135.1
Depreciation and amortization	(39.7)
Interest expense, net	(21.8)
Provisions for income taxes	(29.4)

Net income	$44.2

  Changes in Cash Flows

        Cash flows generated from operating activities were approximately $267.6 million for the Fiscal 2003 period compared to approximately $235.1 million for the Fiscal 2002 period. The increase was attributable to increases in net income, decreases in certain non-cash items and increases in certain working capital items. Capital expenditures were $89.8 million for the Fiscal 2003 period compared to $60.7 million for the Fiscal 2002 period. The increase is primarily due to the inclusion of Hoyts from March 28, 2003 and a full three quarters of operations of Regal Cinemas and United Artists during the Fiscal 2003 period coupled with incremental capital expenditures associated with Regal CineMedia, which did not begin substantive operations until the second quarter of 2002. Cash flows used in investing activities for the Fiscal 2003 period also reflect approximately $97.6 million of net cash used to acquire Hoyts. Cash flows used in financing activities were approximately $245.2 million for the Fiscal 2003 period compared to cash flows used in financing activities of approximately $12.3 million for the Fiscal 2002 period. The net increase in cash flows used in financing activities during the Fiscal 2003 period is primarily attributable to the financing transactions and related payment of the extraordinary dividend.

  Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. The Company was formed in the first quarter of 2002 and expects its primary uses of cash to be for operating expenses, general corporate purposes related to corporate operations and the Company's quarterly dividend. The Company's principal sources of liquidity are from its operating subsidiaries. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under Regal Cinemas' third amended and restated credit agreement.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $70 million to $80 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $50 million in connection with Regal CineMedia during 2003. The Company anticipates a significant portion of the Regal CineMedia capital expenditures to be made in connection with the development and deployment of the digital content network to provide advertising and promotional services and to distribute various forms of digital programming. During the three quarters ended September 25, 2003, the Company invested an aggregate of approximately $89.8 million in capital expenditures.

        In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of approximately $314.8 million.

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

        On March 28, 2003, the Company completed its acquisition of certain theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States for an aggregate purchase price of $213.1 million. The purchase price included cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million and the assumption of certain capital lease obligations with an aggregate fair value of approximately $25.0 million.

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million.

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes. The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration. As a result of this additional indebtedness, our principal and interest payment obligations will increase substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

        Concurrent with the issuance of Regal's 3 3/4% Convertible Senior Notes, we entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common Stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of September 25, 2003. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further description of the above debt facilities and the related convertible note hedge and warrant transactions.

        The $240 million Convertible Senior Notes discussed in Note 4 allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital, we believe that we have the ability to generate the liquidity necessary to settle in cash the principal amount of the Convertible Senior Notes upon a conversion event.

        During the three quarters ended September 25, 2003, we paid three quarterly cash dividends of $0.15 per share of Class A and Class B common stock, or $62.3 million in the aggregate, to our stockholders of record. On October 21, 2003, the Company declared a cash dividend of $0.15 per share on each share of the Company's Class A and Class B common stock, payable on December 12, 2003, to stockholders of record on November 24, 2003. On November 5, 2003, the Company announced that its Board of Directors expects to increase the Company's quarterly Class A and Class B common stock dividend by 20.0% to $0.18 per share beginning in March 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of September 25, 2003, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility, $523.1 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of September 25, 2003), which reduces the availability under its senior revolving credit facility.

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of September 25, 2003, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due By Period
	Total	Current	2-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Long-term debt	$1,113.1	$27.0	$54.0	$445.8	$586.3
Capital lease obligations	25.9	1.0	2.0	3.6	19.3
Lease financing arrangements	96.5	2.0	5.3	7.0	82.2
Bankruptcy claims and liabilities	3.6	3.6	—	—	—
Other long term obligations	6.5	1.1	2.1	2.6	0.7
Operating leases	3,500.5	242.0	473.1	463.7	2,321.7

Total contractual cash obligations	$4,746.1	$276.7	$536.5	$922.7	$3,010.2

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 years	4-5 years	After 5 years
Other Commercial Commitments
Total commercial commitments(1)	$145.0	—	—	—	$145.0

(1)
As of September 25, 2003, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of September 25, 2003), which reduces the availability under its senior revolving credit facility.

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 25, 2003, Regal Cinemas had accrued approximately $3.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed by the applicable bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims.

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

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities for interim or annual periods ending after December15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its financial position, cash flows or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The third amended and restated credit agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of September 25, 2003, term borrowings of $523.1 million under the third amended and restated credit agreement were outstanding. Borrowings under this facility bear interest, at the Company's option, at either a base rate (which is the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.25% to 2.50% for the term loan facility. The borrowings outstanding under the New Term Loan D facility currently bear interest of approximately 3.6%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at September 25, 2003, would have increased reported interest expense by approximately $654,000 for the quarter ended September 25, 2003.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 25, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 25, 2003, our disclosure controls and procedures were effective.

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

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 9, 2003, Regal sold 2,451,441 shares of its Class A common stock to one of its stockholders, GSCP Recovery, Inc., receiving aggregate offering proceeds of approximately $46.6 million. The shares were sold to a single accredited investor in a private placement transaction not involving any public offering that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof. Additional detail regarding this transaction is disclosed in Note 1 to the accompanying unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

Exhibit No.	Exhibit Description
4.1	Third Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas, Regal Cinemas, Inc., the several lenders from time to time parties thereto, Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager.
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
(b)
Current reports on Form 8-K filed during our third fiscal quarter of 2003:

•
Current report on Form 8-K furnished under Item 9 (Regulation FD Disclosure) on July 3, 2003

•
Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and furnished under items 7 (Financial Statements and Exhibits) and pursuant to Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) on July 22, 2003

•
Current report on Form 8-K furnished under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) on September 17, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: November 10, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: November 10, 2003	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: November 10, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.	Exhibit Description
4.1	Third Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas, Regal Cinemas, Inc., the several lenders from time to time parties thereto, Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications