Form 10-K/A
period 2002-12-26
REGAL ENTERTAINMENT GROUP
filed 2003-12-04
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
PART II
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
Quarterly Results
Inflation
Seasonality
Results of Operations for Fiscal 2001 and 2000—United Artists
Recent Accounting Pronouncements
Risk Factors
Item 8. Financial Statements and Supplementary Data
PART III
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

REGAL ENTERTAINMENT GROUP

EXPLANATORY NOTE

        On August 26, 2003, Regal Entertainment Group filed a registration statement on Form S-3 (Commission File No. 333-108212) with the Securities and Exchange Commission (the "Commission"), which was amended on November 14, 2003 and incorporates by reference Regal's annual report on Form 10-K for the fiscal year ended December 26, 2002, quarterly reports on Form 10-Q for the fiscal quarters ended March 27, 2003 and June 26, 2003, and other current reports (or portions thereof) filed by Regal during 2003. The Commission determined to review the registration statement and also has undertaken a review of our periodic reports filed with the Commission identified above. We believe the review of the periodic reports was undertaken as a result of the Commission's normal review process.

        As a result of the review of the periodic reports, the Commission requested that Regal supplement or clarify certain textual information in, and include deferred revenues as a separate line item in its consolidated and combined balance sheets for the periods presented in, its annual report on Form 10-K. Following management's discussions with the Commission's staff, Regal agreed to make the suggested changes. Other than the balance sheet change noted above and supplemental or clarifying changes to the notes to the consolidated and combined financial statements included in the annual report on Form 10-K, this amended annual report on Form 10-K/A contains no changes to the consolidated and combined financial statements previously filed with the Commission by Regal.

        The information contained in this amended annual report on Form 10-K/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of Regal's annual report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Regal has restated in its entirety each item of its originally filed annual report on Form 10-K affected by this amendment.

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

PART II

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

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's financial statements for the fiscal period ended January 3, 2002 (the "Fiscal 2001 Period") reflect only the results of operations of United Artists from March 1, 2001 (approximately 10 months) and Edwards from September 30, 2001 to December 27, 2001 (approximately 3 months). The Company's financial statements for the fiscal year ended December 26, 2002 (the "Fiscal 2002 Period") include the results of operations of United Artists from January 4, 2002 (a full fiscal year less one week), Edwards from December 28, 2001 (a full fiscal year), and Regal Cinemas from January 24, 2002 (approximately 11 months).

        As a result of the screen closures in 2000 and 2001 and due to our belief that the major exhibitors have reduced capital spending and the rate of new screen growth, the impact of overcapacity of screens in the industry has been mitigated. The existing overcapacity in the industry screen count is not expected to have a material impact on our results of operations.

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

Results of Operations for Regal for the Fiscal 2002 Period and the Fiscal 2001 Period

        The following table sets forth the percentage of revenues represented by certain items included in the Company's consolidated statements of operations for the Fiscal 2002 Period and the Fiscal 2001 Period (dollars and attendance in millions):

	Fiscal 2002 Period		Fiscal 2001 Period
	$	% of Revenues	$	% of Revenues
Revenues:
Admissions	$1,453.7	67.9%	382.5	68.7%
Concessions	588.3	27.5	153.3	27.5
Other operating revenues	98.2	4.6	21.1	3.8

Total revenues	2,140.2	100.0	556.9	100.0
Operating expenses:
Film rental and advertising costs(1)	790.3	54.4	212.9	55.7
Cost of concessions(2)	84.4	14.3	18.1	11.8
Other theatre operating expenses(3)	757.1	35.4	227.5	40.8
General and administrative expenses(3)	65.1	3.1	21.4	3.8
Depreciation and amortization(3)	134.4	6.3	42.6	7.6
Merger and restructuring expenses and amortization of deferred stock compensation(3)	18.9	0.9	—	—
Loss on disposal and impairment of operating assets(3)	6.4	0.3	0.3	0.1
Total operating expenses(3)	1,856.6	86.8	522.8	93.9

Operating income(3)	283.6	13.2	34.1	6.1

Net income(3)	$117.2	5.5%	$4.9	0.9%

Attendance	241.4		63.9
Average ticket price	$6.02		$5.99
Average commission per patron	$2.44		$2.40

(1)
Percentage of revenues calculated as a percentage of admissions revenues.
(2)
Percentage of revenues calculated as a percentage of concessions revenues.
(3)
Percentage of revenues calculated as a percentage of total revenues.

        The Company believes its historical results are not indicative of its current operations, and, as a result, has provided only the following summary analysis of such results. An in-depth comparison of the year ended December 26, 2002 results versus those for the period ended January 3, 2002 has not been presented because (i) its historical results do not reflect the results of operations for Regal Cinemas for the period ended January 3, 2002 and these results are significant to the Company, (ii) its historical results do not include a full year of operating results for Regal Cinemas or United Artists for the year ended December 26, 2002, and (iii) the Company's capital structure has changed significantly subsequent to the period ended January 3, 2002.

Total Revenues

        Total revenues for the Fiscal 2002 Period increased $1,583.3 million, or 284.3%, from the Fiscal 2001 Period. The increase in total revenues in the Fiscal 2002 Period was primarily attributable to the inclusion of the results of operations of United Artists from January 4, 2002 (a full fiscal year less one week), Regal Cinemas from January 24, 2002 (approximately 11 months) and Edwards from December 28, 2001 (a full fiscal year) as compared to the Fiscal 2001 Period, which included only the results of operations of United Artists from March 2, 2001 (approximately 10 months) and Edwards from September 30, 2001 (approximately 3 months). To a lesser extent, increases in average ticket prices of 0.5% and average concessions per patron of 1.7% contributed to the increase in total revenues for the Fiscal 2002 Period.

Operating Expenses

        Total operating expenses for the Fiscal 2002 Period increased $1,333.8 million, or 255.1%, from the Fiscal 2001 Period. The increase in operating expenses in the Fiscal 2002 Period was principally related to the inclusion of the results of operations of United Artists from January 4, 2002 (a full fiscal year less one week), Regal Cinemas from January 24, 2002 (approximately 11 months) and Edwards from December 28, 2001 (a full fiscal year) as compared to the Fiscal 2001 Period, which included only the results of operations of United Artists from March 2, 2001 (approximately 10 months) and Edwards from September 30, 2001 (approximately 3 months). Total operating expenses as a percentage of total revenues decreased slightly to 86.8% in the Fiscal 2002 Period from 93.9% in the Fiscal 2001 Period, which is primarily attributable to the growth in total revenues and the realization of operating efficiencies associated with the 2002 integration of Regal Cinemas, United Artists and Edwards.

Operating Income

        Operating income for the Fiscal 2002 Period increased $249.5 million from the Fiscal 2001 Period. The increase in operating income during the Fiscal 2002 Period is primarily attributable to the growth in total revenues as a result of the inclusion of the results of operations of United Artists from January 4, 2002 (a full fiscal year less one week), Regal Cinemas from January 24, 2002 (approximately 11 months) and Edwards from December 28, 2001 (a full fiscal year) as compared to the Fiscal 2001 Period, which included only the results of operations of United Artists from March 2, 2001 (approximately 10 months) and Edwards from September 30, 2001 (approximately 3 months). Such increase was coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards.

Net Income

        Net income for the Fiscal 2002 Period increased $112.3 million from the Fiscal 2001 Period. The increase in net income during the Fiscal 2002 Period is primarily attributable to the factors described in previous sections, partially offset by increases in interest expense associated with long-term obligations of Regal Cinemas and an increase in the Fiscal 2002 Period provision of income taxes over the Fiscal 2001 Period.

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

  Contractual Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of December 26, 2002, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$569.4	$14.1	$22.5	$182.8	$350.0
Capital lease obligations	4.1	0.2	0.4	0.4	3.1
Lease financing arrangements	97.8	1.8	4.7	6.3	85.0
Bankruptcy claims and Liabilities	23.6	23.6	—	—	—
Other long term obligations	7.1	0.9	2.0	3.3	0.9
Operating leases	3,367.9	221.4	432.4	423.7	2,290.4

Total contractual cash obligations	$4,069.9	$262.0	$462.0	$616.5	$2,729.4

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$145.0	—	—	—	$145.0

Total commercial commitments	$145.0	—	—	—	$145.0

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit, Inc. ("UATC"), one of our subsidiaries, entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 26, 2002 approximately $12.1 million of this cap has been utilized through theatre sales. Five additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $87.5 million in principal amount of pass-through certificates were outstanding as of December 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a participation agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuances of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends.

        On November 8, 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        In December 1997, UATC entered into a sale and leaseback transaction, pursuant to which it sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of some construction costs associated with the two theatres. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by UATC during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

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

  Quarterly Results

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the accompanying financial statements) and on September 29, 2001 of the Edwards Bankrupt Entities (as defined in Note 1 to the accompanying financial statements). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the accompanying financial statements) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues and became our wholly owned subsidiary on April 12, 2002. On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards and, as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. Accordingly, the Company's financial statements for the year ended January 3, 2002 reflect only the results of operations of United Artists from March 1, 2001 and Edwards from September 30, 2001 to December 27, 2001. We had no independent operations before March 1, 2001. The Company's financial statements for the year ended December 26, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002). The comparability of our results between quarters is impacted by the inclusion from such dates of the results of operations of each of such entities.

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

/s/ KPMG LLP

Nashville, Tennessee
January 24, 2003

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 26, 2002	January 3, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276.0	$68.0
Restricted cash	22.5	28.1
Trade and other receivables, net	30.5	9.6
Inventories	6.7	4.2
Prepaid expenses and other current assets	39.7	20.0
Assets held for sale	9.7	2.8
Deferred income tax asset	4.7	—

TOTAL CURRENT ASSETS	389.8	132.7
PROPERTY AND EQUIPMENT:
Land	134.7	60.0
Buildings, leasehold improvements and equipment	1,674.3	525.6
Construction in progress	6.5	—

Total property and equipment	1,815.5	585.6
Accumulated depreciation and amortization	(160.0)	(32.8)

Total property and equipment, net	1,655.5	552.8
INVESTMENT IN REGAL CINEMAS, INC.	—	292.7
GOODWILL	227.5	136.2
OTHER NONCURRENT ASSETS	37.4	8.3

TOTAL ASSETS	$2,310.2	$1,122.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$17.0	$15.6
Accounts payable	154.0	67.5
Accrued expenses	60.0	41.8
Deferred revenues	49.4	27.6
Bankruptcy claims and liabilities	23.6	43.9

TOTAL CURRENT LIABILITIES	304.0	196.4
LONG-TERM DEBT	561.5	420.6
LEASE FINANCING ARRANGEMENTS	96.0	—
CAPITAL LEASE OBLIGATIONS	3.9	2.7
DEFERRED TAX LIABILITY	21.3	3.8
OTHER NONCURRENT LIABILITIES	49.9	32.6

TOTAL LIABILITIES	1,036.6	656.1
MINORITY INTEREST	2.8	36.6
MANDATORY REDEEMABLE PREFERRED STOCK	—	47.0
STOCKHOLDERS' EQUITY:
Contributed capital	—	378.1
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 46,448,382 and 0 shares issued and outstanding at December 26 and January 3, 2002, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,287,957 and 0 shares issued and outstanding at December 26 and January 3, 2002, respectively	0.1	—
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid in capital	1,216.1	—
Unamortized deferred stock compensation	(19.5)	—
Retained earnings	74.1	4.9

TOTAL STOCKHOLDERS' EQUITY	1,270.8	383.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,310.2	$1,122.7

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

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor programs) and other ancillary revenues which are recognized as income in the period earned. We recognize payments received attributable to the marketing and advertising services provided by us under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects our marketing and advertising services delivered to our vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of our historical redemption trends.

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

  Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 26, 2002, are as follows (in millions):

Balance as of January 3, 2002	$136.2
Exchange of minority shares in Regal Cinemas and Edwards for Regal Entertainment Group	82.4
Contribution of additional shares of United Artists and Edwards purchased from minority security holders	72.3
Adjustments related to certain pre-acquisition deferred tax assets of Regal Cinemas, United Artists and Edwards	(63.7)
Other	0.3

Balance as of December 26, 2002	227.5

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

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and we recognize our deferred revenue associated with such items as described above in this Note 2 under "Revenue Recognition".

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

        The Edwards Plan also provided that the Edwards Bankrupt Entities' senior secured lenders receive a payment of $9.5 million of principal and all pre-petition and post-petition accrued and unpaid interest at the applicable non-default rate. In connection with the Edwards Plan, the Edwards Subordinated Notes were issued and the existing secured lenders established a $180.0 million restructured term loan. General unsecured creditors were entitled to receive, at their option, either a cash distribution equal to 90% of the holder's allowed claim or an unsecured seven year note equal to 100% of the allowed claim. The seven year notes provide for semi-annual interest payments, in arrears, beginning on the six-month anniversary of the effective date at a rate of 9% per annum, compounded annually. The notes also require semi-annual principal reduction payments beginning on the six-month anniversary of the Edwards Effective Date. The amounts recorded based upon the acquisition of control by Anschutz of the Edwards Bankrupt Entities were allocated to current assets ($76.7 million), property and equipment ($295.7 million), current liabilities ($102.1 million), debt and lease obligations ($207.0 million), other non-current liabilities ($47.1 million) and minority interest ($11.1 million).

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

        On the UA Effective Date, United Artists adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). For accounting purposes, the inception date of the reorganized company was deemed to be March 2, 2001. Under fresh-start reporting, the reorganization value of United Artists, which represents the fair value of all of the assets (net of liabilities), was determined through negotiations between the United Artists' management and its pre-petition creditors and was allocated to United Artists' assets based on their relative fair values. The amounts recorded based upon the acquisition of control by Anschutz the United Artists Bankrupt Entities were allocated to current assets ($93.0 million), property and equipment ($228.9 million), deferred taxes and other assets ($143.2 million), current liabilities ($95.9 million), debt and lease obligations ($256.3 million), other non-current liabilities ($6.8 million) and minority interest ($25.8 million).

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

        In connection with Regal Cinemas, Inc.'s emergence from bankruptcy and acquisition of a controlling interest by Anschutz, Regal Cinemas, Inc. made certain adjustments in accordance with SOP 90-7 to reflect its emergence from bankruptcy and simultaneously allocated Anschutz's cost basis to Regal Cinemas, Inc.'s assets and liabilities. The impact of these adjustments resulted in a $511.1 million write-down of Regal Cinemas, Inc.'s assets. The amounts recorded based on the acquisition of control by Anschutz of Regal Cinemas, Inc. were allocated to current assets ($194.0 million), property and equipment ($1,131.8 million), deferred taxes and other assets ($86.7 million), debt and lease obligations ($574.5 million), other amounts and non-current liabilities ($191.3 million) and minority interest ($309.9 million).

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

        Integration costs and reorganization expenses ($10.1 million) and stock compensation amortization ($2.8 million) are also included in "Operating Expenses—Merger and restructuring expenses" in the accompanying consolidated statements of operations for the year ended December 26, 2002. Such integration costs and reorganization expenses are principally related to legal and professional fees ($4.5 million) associated with the bankruptcy proceedings of the several bankrupt entities and other costs ($5.6 million) described above that are associated with the integration of Regal Cinemas, United Artists and Edwards. As of December 26, 2002, the Company has paid approximately $3.3 of Edwards and United Artists restructuring expenses. The Company completed the Edwards and United Artists integration during the second quarter of 2002.

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 26, 2002 approximately $12.1 million of this cap has been utilized through theatre sales. Five additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $87.5 million in principal amount of pass-through certificates were outstanding as of December 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a participation agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuances of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends.

        On November 8, 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        The UATC 1995 and 1996 sale and leaseback transactions resulted in UATC having two separate master lease agreements, each covering multiple properties. Each agreement provides for a single lease payment to be made to the landlord with respect to all of the properties subject to the respective master lease without regard to any lease rate that might otherwise be attributable to a specific leased property.

        In connection with United Artists' adoption of fresh-start reporting upon its emergence from bankruptcy, United Artists and UATC assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreements is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and have included the future annual rental due under the master lease agreements in rent commitments (See Note 10—"Commitments and Contingencies").

        In December 1997, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by UATC during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

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

        The Company has recorded a valuation allowance against deferred tax assets at December 26, 2002 and January 3, 2002, totaling $59.4 million and $100.3 million, respectively, as management believes it is more likely than not that the deferred tax asset would not be realized in future tax periods. As of January 3, 2002, Edwards had recorded a valuation allowance against deferred tax assets in the amount of $34.1 million. On April 17, 2002, Edwards became a subsidiary of Regal Cinemas, and it became a member of the group of corporations that join with us in the filing of a consolidated federal income tax return. On the consolidated tax returns, deferred tax assets of Edwards will be available to offset the future reversal of taxable temporary differences and future taxable earnings of other members of our consolidated group. As a result, we determined that it became more likely than not that certain deferred tax assets of Edwards would be realized in future periods. Accordingly, the Company reduced the valuation allowance against Edwards' deferred tax assets in the amount of approximately $27.9 million. The reduction in valuation allowance reduced goodwill from the Edwards purchase. As of January 3, 2002, United Artists had recorded a valuation allowance against deferred tax assets in the amount of $66.2 million. On its tax returns for the year ended December 26, 2002, United Artists recognized deferred tax assets through the reversal of deductible temporary differences and utilized those deferred tax assets to offset taxable income generated in 2002. As a result, the Company reduced the valuation allowance against United Artists deferred tax assets by approximately $13 million. The reduction in valuation allowance was supplied to reduce goodwill related to the acquisition of United Artists. Future reductions in the valuation allowance will reduce goodwill related to the acquisitions of Edwards and United Artists.

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

2003	$221.4
2004	217.7
2005	214.7
2006	212.8
2007	210.9
Thereafter	2,290.4

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

PART III

Item 14. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 26, 2002, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 26, 2002, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 26, 2002 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.4†	United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization
2.5
Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6
Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation and Regal Cinemas, Inc. as Co-Borrowers, the Lenders Party thereto, Lehman Brothers Inc. and Credit Suisse First Boston as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporations' Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930), and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.5
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.6
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.7†
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee
4.8†	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002
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
21.1†	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
23.2	Consent of KPMG LLP, Independent Accountants
24.1†	Powers of Attorney
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

†
Previously filed

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

REGAL ENTERTAINMENT GROUP
December 3, 2003	By:	/s/ AMY E. MILES Amy E. Miles Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Regal Cinemas Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
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
2.4†	United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization
2.5
Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3
Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation and Regal Cinemas, Inc. as Co-Borrowers, the Lenders Party thereto, Lehman Brothers Inc. and Credit Suisse First Boston as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporations' Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930), and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.5
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.6
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.7†
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee
4.8†	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002
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
21.1†	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
23.2	Consent of KPMG LLP, Independent Accountants
24.1†	Powers of Attorney
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

†
Previously filed