Form 10-Q/A
period 2003-03-27
REGAL ENTERTAINMENT GROUP
filed 2003-12-04
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Class A Common Stock—51,701,375 shares outstanding at May 9, 2003

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

        As a result of the review of the periodic reports, the Commission requested that Regal supplement or clarify certain textual information in its quarterly report on Form 10-Q for the fiscal quarter ended March 27, 2003. Following management's discussions with the Commission's staff, Regal agreed to make the suggested changes to its first quarter 2003 Form 10-Q. This amended quarterly report on Form 10-Q/A contains no changes to the consolidated and combined financial statements previously filed with the Commission by Regal.

        The information contained in this amended quarterly report on Form 10-Q/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of Regal's first quarter 2003 Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Regal has restated in its entirety each item of its originally filed first quarter 2003 Form 10-Q affected by this amendment.

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

Results of Operations for the quarters ended March 27, 2003 and March 28, 2002

        The following table sets forth the percentage of revenues, except as otherwise noted, represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters ended March 27, 2003 ("Q1 2003 Period") and March 28, 2002 ("Q1 2002 Period") (dollars and attendance in millions):

	Q1 2003 Period		Q1 2002 Period
	$	% of Revenues	$	% of Revenues
Revenues:
Admissions	$361.3	68.4%	$286.2	69.1%
Concessions	137.5	26.0	113.8	27.5
Other operating revenues	29.3	5.6	14.1	3.4

Total revenues	528.1	100.0	414.1	100.0
Operating expenses:
Film rental and advertising costs(1)	186.0	51.4	146.8	51.3
Cost of concessions(2)	19.4	14.1	15.8	13.9
Rent expense(3)	63.1	11.9	51.9	12.5
Other theatre operating expenses(3)	136.9	26.0	103.0	24.9
General and administrative expenses(3)	14.6	2.8	15.9	3.8
Depreciation and amortization(3)	35.9	6.8	27.7	6.7
Merger and restructuring expenses and amortization of deferred stock compensation(3)	2.2	0.4	7.9	1.9
Gain on disposal and impairment of operating assets(3)	(2.6)	(0.5)	(0.1)	—
Total operating expenses(3)	455.5	86.3	368.9	89.1

Operating income(3)	72.6	13.7	45.2	10.9

Net income(3)	$35.3	6.7%	$10.6	2.6%

Attendance	58.3		48.0
Average ticket price	$6.20		$5.96
Average concession per patron	$2.36		$2.37

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        The Company believes its results for fiscal 2002 are not indicative of its current operations, and, as a result, has provided only the following summary analysis of such results. An in-depth comparison of the quarter ended March 27, 2003 versus those for the quarter ended March 28, 2002 has not been presented because (i) its historical results do not reflect a full three months of operations for Regal Cinemas or United Artists for the quarter ended March 28, 2002 and these results are significant to the Company and (ii) the Company's capital structure has changed significantly subsequent to the quarter ended March 28, 2002.

Total Revenues

        Total revenues during the Q1 2003 Period increased $114.0 million, or 27.5%, from the Q1 2002 Period. The increase in total revenues in the Q1 2003 Period was primarily attributable to the inclusion of Regal Cinemas and United Artists in the Company's results of operations for a full quarter during 2003 as compared to the Q1 2002 Period, which included the results of operations of Regal Cinemas from January 24, 2002 (approximately 2 months) and United Artists from January 4, 2003 (approximately 3 months less one week). Total revenues also increased due to increases in average ticket prices of 4.0%, partially offset by a decline in industry box office results during the Q1 2003 Period and the closure of 247 underperforming screens since the end of the Q1 2002 Period.

Operating Expenses

        Total operating expenses during the Q1 2003 Period increased $86.6 million, or 23.5%, from the Q1 2002 Period. The increase in operating expenses in the Q1 2003 Period was principally related to the inclusion of Regal Cinemas and United Artists in the Company's results of operations for a full quarter during 2003 as compared to the Q1 2002 Period, which included the results of operations of Regal Cinemas from January 24, 2002 (approximately 2 months) and United Artists from January 4, 2003 (approximately 3 months less one week), coupled with incremental expenses associated with Regal CineMedia, which did not begin substantive operations until the second quarter of 2002. This increase was partially offset by the realization of operating efficiencies associated with the 2002 integration of Regal Cinemas, United Artists and Edwards and the fixed cost nature of certain operating expense items.

Operating Income

        Operating income during the Q1 2003 Period increased $27.4 million from the Q1 2002 Period. The increase in operating income during the Q1 2003 Period is primarily attributable to the growth in total revenues as a result of the inclusion of Regal Cinemas and United Artists in the Company's results of operations for a full quarter during 2003 as compared to the Q1 2002 Period, which included the results of operations of Regal Cinemas from January 24, 2002 (approximately 2 months) and United Artists from January 4, 2003 (approximately 3 months less one week), coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards. This increase was partially offset by a general decline in industry box office attendance during the Q1 2003 Period.

Net Income

        Net income for the Q1 2003 Period increased $24.7 million from the Q1 2002 Period. The increase in net income during the Q1 2003 Period is primarily attributable to the factors described in previous sections, which increase is partially offset by an increase in the Q1 2003 Period provision of income taxes over the Q1 2002 Period.

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

Item 4.

CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 27, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 27, 2003, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number		Description
3.1		Amended and Restated Bylaws, as amended, of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-313151, and incorporated herein by reference)
4.1	†	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association
10.1	†	Stock Purchase Agreement, dated February 3, 2003, among Regal Entertainment Group, HUSH Holdings U.S. Inc. and Hoyts Cinemas Corporation
10.2	†	Stockholder Agreement, dated as of March 27, 2003, between Regal Entertainment Group and HUSH Holdings U.S. Inc.
31.1		Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2		Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3		Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32*		Section 1350 Certifications

  †
  Previously filed

  *
  Previously furnished

  (b)
  Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: December 3, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit Number		Description
3.1		Amended and Restated Bylaws, as amended, of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-313151, and incorporated herein by reference)
4.1	†	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association
10.1	†	Stock Purchase Agreement, dated February 3, 2003, among Regal Entertainment Group, HUSH Holdings U.S. Inc. and Hoyts Cinemas Corporation
10.2	†	Stockholder Agreement, dated as of March 27, 2003, between Regal Entertainment Group and HUSH Holdings U.S. Inc.
31.1		Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2		Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3		Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32*		Section 1350 Certifications

  †
  Previously filed

  *
  Previously furnished