Form 10-Q/A
period 2003-06-26
REGAL ENTERTAINMENT GROUP
filed 2003-12-04
CIK 1168696

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

        As a result of the review of the periodic reports, the Commission requested that Regal supplement or clarify certain textual information in its quarterly report on Form 10-Q for the fiscal quarter ended June 26, 2003. Following management's discussions with the Commission's staff, Regal agreed to make the suggested changes to its second quarter 2003 Form 10-Q. Other than the supplemental or clarifying changes to the notes to the unaudited condensed consolidated financial statements included in the second quarter 2003 Form 10-Q, this amended quarterly report on Form 10-Q/A contains no changes to the unaudited condensed consolidated financial statements previously filed with the Commission by Regal.

        The information contained in this amended quarterly report on Form 10-Q/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of Regal's second quarter 2003 Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Regal has restated in its entirety each item of its originally filed second quarter 2003 Form 10-Q affected by this amendment.

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

        The following unaudited pro forma results of operations for all periods presented assume the acquisition occurred as of the beginning of the respective periods. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future. Pro forma results for the quarter ended June 26, 2003 are not presented below because the Hoyts results are included in the statement of operations for the entire quarterly period.

	Quarter Ended June 27, 2002	Two Quarters Ended June 26, 2003	Two Quarters Ended June 27, 2002
	(In millions, except per share amounts)
Revenues	$660.3	$1,222.1	$1,122.9
Operating income	100.2	172.2	154.8
Net income	41.8	85.8	57.9
Net income available to common stockholders	13.6	85.8	29.7
Earnings per share
Basic:	$0.11	$0.62	$0.33
Diluted:	$0.11	$0.60	$0.32

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

        Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a current price per share of $21.175). In the event of the conversion of the notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 11,334,120 shares of our Class A common stock at a current exercise price of $24.43 per share. We received $17.4 million cash from CSFB in return for the sale of this forward stock purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant economically allow us to acquire sufficient shares of our Class A common stock from CSFB to meet our obligation to deliver shares of Class A common stock upon conversion by the note holder, unless the Class A common share price exceeds $24.43. When the fair value of our shares of Class A common stock exceeds such price, the equity contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

Admissions

        Total admissions revenues for the Q2 2003 period increased $30.3 million, or 7.4%, from the Q2 2002 period. The increase in admissions revenues in the Q2 2003 period compared to Q2 2002 period was primarily attributable to a 7.7% increase in ticket prices offset by a 0.3% decrease in attendance which is attributable to a decline in industry box office results for the Q2 2003 period and the closure of 256 underperforming screens since the end of the Q2 2002 period, partially offset by the inclusion of Hoyts from March 28, 2003. Excluding the effects of Hoyts, attendance for the Q2 2003 period was approximately 63.2 million, an 8.1% decrease from the Q2 2002 period.

        Total admissions revenues for the Fiscal 2003 period increased $105.4 million, or 15.1%, from the Fiscal 2002 period. The increase in admissions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was primarily attributable to a 6.1% increase in ticket prices coupled with an 8.6% increase in attendance, which is principally related to the inclusion of Regal Cinemas and United Artists for a full two quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003. The increase in Fiscal 2003 attendance was partially offset by a decline in industry box office results and the closure of 256 underperforming screens since the end of the Q2 2002 period. The Fiscal 2002 period includes the results of United Artists from January 4, 2002 and Regal Cinemas from January 24, 2002. Excluding the effects of Hoyts, attendance for the Fiscal 2003 period was approximately 121.6, a 4.0% increase from the Fiscal 2002 period.

Concessions

        Total concessions revenues for the Q2 2003 period increased $0.5 million, or 0.3%, from the Q2 2002 period. The increase in concessions revenues in the Q2 2003 period compared to the Q2 2002 period was due to a 0.8% increase in average concessions per patron, offset by a 0.3% decrease in attendance, which is attributable to a decline in industry box office results for the Q2 2003 period and the closure of 256 underperforming screens since the end of the Q2 2002 period, partially offset by the inclusion of Hoyts from March 28, 2003 as discussed above.

        Total concessions revenues for the Fiscal 2003 period increased $24.2 million, or 8.5%, from the Fiscal 2002 period. The increase in concessions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was due to a 4.1% increase in average concessions per patron and a 6.1% increase in attendance, which is primarily attributable the inclusion of Regal Cinemas and United Artists for a full two quarters in the Fiscal 2003 period and the inclusion of Hoyts from March 28, 2003 as discussed above, partially offset by a general decline in industry box office results for the Fiscal 2003 period and the closure of 256 underperforming screens since the end of the Q2 2002 period.

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

PART II—OTHER INFORMATION

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.		Exhibit Description
3.1	†	Amended and Restated Bylaws, as amended, of Regal
4.1	†
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2003, among Regal Cinemas, Regal Cinemas, Inc., the Lenders party thereto, and Lehman Commercial Paper Inc., as administrative agent for the Lenders
4.2	†
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
4.3	†
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
4.5	†	Indenture, dated as of May 28, 2003, among Regal and U.S. Bank National Association, as trustee
4.6		Form of Regal 3 3/4% Convertible Senior Notes Due 2008 (included in exhibit 4.5)
4.7
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 4.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
4.8	†	Regal 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003
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

†
Previously filed.

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

REGAL ENTERTAINMENT GROUP
Date: December 3, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.		Exhibit Description
3.1	†	Amended and Restated Bylaws, as amended, of Regal
4.1	†
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2003, among Regal Cinemas, Regal Cinemas, Inc., the Lenders party thereto, and Lehman Commercial Paper Inc., as administrative agent for the Lenders
4.2	†
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
4.3	†
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
4.5	†	Indenture, dated as of May 28, 2003, among Regal and U.S. Bank National Association, as trustee
4.6		Form of Regal 3 3/4% Convertible Senior Notes Due 2008 (included in exhibit 4.5)
4.7
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 4.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
4.8	†	Regal 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003
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

†
Previously filed.