Form 10-K
period 2004-01-01
REGAL ENTERTAINMENT GROUP
filed 2004-03-16
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2004

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 26, 2003, computed by reference to the closing price for the registrant's Class A common stock on the New York Stock Exchange on such date, was $822,240,598 (35,365,187 shares at a closing price per share of $23.25).

  Shares of Class A common stock outstanding—53,189,765 shares at March 10, 2004
  Shares of Class B common stock outstanding—89,216,142 shares at March 10, 2004

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be used in connection with its 2004 Annual Meeting of Stockholders and to be filed within 120 days of January 1, 2004 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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
Overview And Basis Of Presentation
Results Of Operations
Liquidity And Capital Resources
Contractual Cash Obligations and Commitments
Critical Accounting Estimates
Quarterly Results
Inflation
Seasonality
Recent Accounting Pronouncements
Forward-looking Statements
Risk Factors
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A.	CONTROLS AND PROCEDURES

i

ii

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

Item 1.    BUSINESS

THE COMPANY

        Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 ("we," "us," "our," the "Company" or "Regal"), is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries and United Artists Theatre Company ("United Artists") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group LLC ("UATG"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        We acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in our acquisition of these subsidiaries, see Note 1 to the financial statements included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference. Each of the theatre circuits operated by Regal Cinemas, United Artists and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to our acquisition of such entities. For a detailed discussion of these bankruptcy proceedings, see Note 4 to such financial statements, which is incorporated herein by reference. We manage our business under one reportable segment—theatre exhibition operations.

        Our Internet address is www.Regalentertainmentgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,045 screens in 550 theatres in 39 states as of January 1, 2004, with over 265 million annual attendees for the fifty-three week fiscal year ended January 1, 2004. Our geographically diverse circuit includes theatres in all of the top 10 and 46 of the top 50 U.S. designated market areas. We primarily operate multi-screen theatres and have an average of 11.0 screens per location, which is well above the 2002 average of 5.8 screens per location for the North American motion picture exhibition industry. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. We seek to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that as of January 1, 2004, approximately 85% of our screens were located in film licensing zones in which we are the sole exhibitor. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities. Regal CineMedia has developed our Regal Digital Content NetworkSM ("DCN"), the largest digital video and communications network in the world.

        We achieved growth in revenues and earnings before interest, tax and depreciation and amortization expense ("EBITDA") during the fiscal year ended January 1, 2004. As a result of our focus on enhancing revenues, operating efficiently, strictly controlling theatre-level costs, successfully integrating accretive acquisitions and developing ancillary businesses through Regal CineMedia, we achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry. For the fifty-three week fiscal year ended January 1, 2004, we reported total revenues, operating income and net income of $2,489.9 million, $379.1 million and $185.4 million, respectively. In addition, we generated during such period $476.1 million of cash flows from operations. EBITDA was approximately $537.1 million, or 21.6% of total revenues, for the year ended January 1, 2004. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service and necessary to fund declared dividends and necessary capital expenditures and to meet other commitments from time to time as described in more detail below. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. See Part II, Item 7, of this Form 10-K, under the caption "Results of Operations—EBITDA" for a tabular reconciliation of net cash provided by operating activities to EBITDA to net income.

Business Strategy

        Our business strategy is to continue to enhance our leading position in the motion picture exhibition industry and to create incremental revenue growth and opportunities through Regal CineMedia. Key elements of our strategy include:

        Enhancing Operating Efficiencies.    We intend to generate operating margins that are among the highest in the industry by continuously attempting to improve our operating efficiency. By combining the operations of Regal Cinemas, United Artists, Edwards and Hoyts, we believe we have taken an important step toward improving our operating efficiency by creating economies of scale and eliminating corporate redundancy.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience positions us well to execute future acquisitions. We may selectively pursue theatre acquisitions that enhance our market position and asset base and improve our consolidated operating results. In addition, we may pursue acquisitions that strengthen our ancillary business by broadening our service offerings.

        Using Our Regal Digital Content NetworkSM to Generate Ancillary Revenues.    We are generating additional revenue growth through our DCN, the largest digital video and communications network in the world. We are using our DCN to generate additional revenue from on-screen and in-lobby advertising, the distribution of entertainment, music and other digital content and corporate communications services, conferencing, product introductions and interactive distance learning. We believe the technical capabilities and reach of our DCN are enhancing our advertising and promotions business by providing a more efficient process for advertisers and more flexibility to target specific audiences or to change advertising campaigns. Additionally, by providing a high quality pre-show program that has been branded "The 2wentySM," and through improved projection and sound capabilities, we believe our DCN is providing a better entertainment experience for our patrons. Our DCN also enables us to leverage our assets more efficiently during non-peak periods from the rental of auditoriums on a single site and networked basis for seminars, business conferencing, distance learning, and other business meetings and from the distribution of alternative digital programming in the music, education, entertainment and sports categories.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue theatre and screen expansion opportunities that meet our strategic and financial return criteria. We also intend to enhance our operations by selectively expanding and upgrading existing properties in prime locations. We have combined the capital spending programs of Regal Cinemas, United Artists, Edwards and Hoyts under one management team to maximize our return on investment by enabling us to make strategic capital expenditures that we believe will provide the highest returns among our theatre portfolio.

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future growth opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor with nearly twice as many screens as our nearest competitor. We operate 6,045 screens in 550 theatres in 39 states across the nation. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive concession contracts and generating economies of scale. We believe that our market leadership positions us to capitalize on favorable attendance trends, attractive consolidation opportunities and ancillary businesses.

        Superior Management Drives Strong Operating Margins.    We have developed a proven operating philosophy focused on efficient operations and strict cost controls at both the corporate and theatre levels. At the corporate level, we are able to leverage our size and operational expertise to achieve economies of scale in purchasing and marketing functions. We have developed an efficient purchasing and distribution supply chain that generates favorable concession margins. At the theatre level, management devotes significant attention to cost controls through the use of detailed management reports and performance-based compensation programs to encourage theatre managers to control costs effectively.

        Strong Cash Flow Generation.    Regal Cinemas, Inc., United Artists, Edwards and Hoyts together have invested approximately $2.0 billion in capital expenditures since 1997 to expand and upgrade their theatre circuits. As a result, we do not expect to require major capital reinvestments in the near term to maintain our operations in excess of those included in our capital spending programs. The combination of our operating margins and our limited need to make maintenance capital expenditures will allow us to generate significant cash flow from operations.

        Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. We have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of 14 theatre circuits since 1995. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of January 1, 2004, approximately 61% of our screens were located in theatres featuring stadium seating. As of January 1, 2004, approximately 77% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 11.0 screens per location, which is well above the 2002 average of 5.8 screens per location for the North American motion picture exhibition industry.

        Leading Access to First-Run Films.    As of January 1, 2004, approximately 85% of our screens were located in film licensing zones in which we are the sole exhibitor. Being the sole exhibitor in a film licensing zone provides us with access to all films distributed by major distributors and eliminates our need to compete with other exhibitors for films in that zone. As the sole exhibitor in a particular zone, we may exhibit all commercially successful films on our screens, subject to a successful negotiation with the distributor, and have the ability to compete for attendance generated from commercially popular films.

        Distinctive Opportunity in Ancillary Revenues.    We are the largest and most geographically diverse theatre circuit in the nation with over 265 million annual attendees for the fifty-three week fiscal year ended January 1, 2004 and a nationwide theatre presence that includes all of the top 10 U.S. designated market areas. Our subsidiary, Regal CineMedia, focuses exclusively on leveraging our theatre assets with digital distribution and projection and other new technology to increase our revenues from complementary lines of business. We believe our theatre asset base, when combined with our DCN, provides an attractive platform for advertisers and entertainment, sports, music and other content providers to reach a desirable customer base and for businesses, schools, churches and other organizations to use for corporate communications services, conferencing, product introductions, and distance learning. We believe we will be able to generate additional revenues from digital on-screen and in-lobby advertising, the distribution of entertainment, sports, music and other digital content, and by providing corporate communications services.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders and differentiates us from our competitors. To that end, during fiscal 2003, we paid to our stockholders four quarterly cash dividends of $0.15 per share on each share of our Class A and Class B common stock, or approximately $83.3 million in the aggregate. On July 1, 2003, we paid to our stockholders an extraordinary cash dividend of $5.05 per share, on each share of Class A and Class B common stock totaling approximately $716.0 million in the aggregate. On March 12, 2004, we paid a cash dividend of $0.18 per share of Class A and Class B common stock to our stockholders of record on February 26, 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% and annual attendance grew to approximately 1.6 billion attendees in 2002. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. For example, 2002 was an outstanding year in which total box office revenues not only increased for the eleventh consecutive year, but also increased by approximately 13% to $9.5 billion, and attendance grew approximately 9%

to 1.6 billion attendees. In comparison to 2002, 2003 was a steady year for the film exhibition industry, in which we believe, based on our results and selected industry sources, total box office revenues approximated that of a record 2002. Please note that as of the date of this Form 10-K fiscal 2003 industry statistics are not available.

        During the late 1990's, however, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and the upgrade of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue and operating income per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization has benefited exhibitors as many patrons of closed theatres have migrated to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

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

        Affordable and Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1992, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.6 to 5.7 times per year.

        Modern Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex theatre is the appropriate facility for most markets. Over the last several years, major exhibitors have spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

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

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,045 screens in 550 theatres in 39 states as of January 1, 2004. We operate theatres in all of the top 10 and 46 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries, Regal Cinemas, Edwards, Hoyts and United Artists.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of January 1, 2004:

State	Locations	Number of Screens	State	Locations	Number of Screens
California	85	929	Mississippi	11	83
Florida	49	662	Indiana	7	82
New York	51	538	Illinois	4	67
Washington	37	329	Idaho	7	63
Texas	24	303	New Mexico	8	58
Pennsylvania	26	300	New Hampshire	5	46
Ohio	25	296	Alaska	5	43
Virginia	24	272	Minnesota	3	43
Georgia	16	227	Maine	4	38
Oregon	25	208	Arkansas	3	36
New Jersey	13	163	Missouri	2	36
Tennessee	13	154	Delaware	2	33
Maryland	11	127	Michigan	3	32
Alabama	9	118	Connecticut	3	31
Colorado	14	118	Oklahoma	2	26
Massachusetts	11	116	West Virginia	2	22
North Carolina	14	111	Arizona	2	21
Nevada	9	110	Kentucky	1	16
South Carolina	8	89	Wisconsin	1	16
Louisiana	11	83

        In connection with the combination of our theatre circuits, we have implemented best management practices across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

REGAL CINEMEDIA OPERATIONS

        Regal CineMedia focuses on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that utilize our existing theatre operating personnel and leverage our existing asset and customer bases. We have committed resources and dedicated a management team with experience in these new business areas to focus exclusively on these opportunities and on emerging digital distribution and other technologies. Business focus areas include in-theatre advertising, business meetings, and non-feature film content distribution. We have invested in the equipment necessary to create our DCN, the largest digital in-theatre distribution and projection network in the world. While digital projection technologies required to display motion pictures in our theatres are not yet commercially viable, lower-cost digital video and communications technology is available to expand the revenue generating capabilities and opportunities. Through 2003, 4,711 screens within 394 theatres in 58 markets were deployed as part of this digital network. In addition, our DCN is connected to 1,230 plasma screens that have been installed in the lobbies and other high-traffic locations within these theatres to provide additional advertising reach and exposure. We intend to expand our DCN to approximately 5,275 screens in 78 markets (approximately 87% of our fiscal 2003 total screens covering approximately 90% of our fiscal 2003 total attendance) in approximately 430 theatres during 2004. The total investment in our DCN is expected to be approximately $72.9 million, of which we have invested approximately $65.7 million as of January 1, 2004. We believe that this digital network is enabling us to more effectively capitalize on ancillary revenue opportunities.

        In-Theatre Advertising.    We believe that our theatres and DCN provide an attractive platform for advertisers by allowing them to target a large and desirable customer base and improve the efficiency and reduce the cost of in-theatre advertising. We believe on-screen and in-lobby advertising allows advertisers to achieve high impact appeal due to the captive nature of the movie audience and the sound and projection capabilities of our theatres. We have developed proprietary software to distribute digital advertising content to specific screens or markets throughout our circuit. The addition of digital video and communications technologies has improved the quality of our on-screen advertising business and marketing and promotions business by replacing our slide projectors and 35mm "rolling stock" advertising and making the delivery of advertising more time and cost efficient for advertisers and by allowing for more targeted marketing. Prior to the deployment of our DCN, our in-theatre advertising programs consisted primarily of rolling stock (35mm) television commercials, lower quality intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. With our DCN, the rolling stock commercials, intermission slides, and intermission music were replaced in February 2003 by a "digital pre-show" that we have branded "The 2wenty". "The 2wenty" includes, in addition to 30 and 60 second high quality advertisements, segments of original entertaining and informative content provided by national media companies such as NBC, Turner Broadcasting, Universal Entertainment and Sony Pictures Entertainment (collectively, the "Content Partners"). In addition to the long-term marketing and programming relationships created with the Content Partners, we have strong business relationships with many national advertisers, such as the Coca-Cola Company and Masterfoods, with advertising agency groups, and with a leading Internet ticket provider, Fandango. Approximately 85% of the advertising revenues come from national advertisers, with the remainder coming from regional and local advertisers. Our advertising business generally generates attractive margins because it is able to demand attractive pricing and utilizes the DCN and our existing theatre assets and personnel.

        Regal CineMeetings and EventsSM.    Our Regal CineMeetings and EventsSM business rents theatres on an individual or networked basis for seminars, corporate training, business meetings, church services distance learning or business communication uses, product and customer research and other entertainment uses such as concerts and movie premieres. By utilizing our DCN and telephone networks, we can provide an interactive video conferencing network and two-way audio broadcasting and teleconferencing services. Theatre rentals allow us to utilize our assets more effectively during non-peak movie-going periods, including Monday through Thursday and Friday, Saturday, and Sunday mornings.

        Other Ancillary Business Opportunities.    We believe that we will generate additional revenues in the future as we continue to expand our ancillary business activities. These activities are currently focused on creating a new kind of national digital distribution network for the distribution of music, education, sports, entertainment and other forms of digital content to paying customers as well as for educational and promotional purposes. As the new programming "Channels" are developed they will be included as one of the product offerings of Regal CineMedia. In addition, Regal CineMedia will work closely with our theatre operations group to leverage new technologies to create a more interactive relationship with patrons, to improve the marketing information we provide advertisers and thus improve the local marketing of motion pictures and provide a better overall movie-going experience for our customers. As part of this effort, our frequent movie-goer program, the "Regal Crown ClubSM," was rolled out in all of our markets during 2003.

        Group Advance Ticket and Gift Certificate Sales.    Regal CineMedia manages the sale of our advance tickets sold to corporations and groups and the sale of gift certificates to individuals and groups. Cross-selling and bundling strategies across the advertising sales and other Regal CineMedia sales groups and across various of the Regal CineMedia product offerings provides many sales and operational cost benefits.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video, cable television, broadcast television, international distribution and satellite and pay-per-view services. A strong opening run at the theatre can establish a film's success and substantiate the film's revenue potential for both domestic and international distribution channels. For example, the value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, studios' revenue-sharing percentage and ability to control the choice of distribution channels generally declines as a film moves further from its theatrical release. As the primary distribution window for the public's evaluation of films, domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $58.8 million in 2002, compared with approximately $28.9 million in 1992, while the average cost to advertise and promote a film averaged approximately $30.6 million in 2002, compared with approximately $11.5 million in 1992.

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

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 26.0% of our total revenues from concessions sales during fiscal 2003. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and training employees to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure favorable licensing terms;

  •
  seating capacity, availability of stadium seating, location and reputation of their theatres;

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

        In addition to the motion picture industry, we also operate in other industries as a result of our ancillary business activities. These industries currently include advertising services and business communications services. Our advertising services compete with other forms of marketing media, including television, radio and billboards, as well as advertising in shopping centers, airports, stadiums, supermarkets and public transportation, including taxis, trains and buses. While we believe that in-theatre advertising and promotions are becoming increasingly common and very effective, advertisers may choose alternative methods of conveying their messages. If this occurs, it may have an adverse effect on our ancillary business activities and may affect our results of operations.

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

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions. In addition, we have a frequent moviegoer loyalty program, named the Regal Crown Club, in all of our markets.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology in all areas of our business. We provide many ways for our customers to purchase tickets, ranging from the point of sale terminals in each theatre box office to the self-service kiosks to Internet-based ticketing. We use our information technology systems to manage all aspects of our business. Our point of sale systems enable us to monitor cash transactions and detect fraud and concessions inventory shrinkage, while capturing information about sales and attendance needed for film booking and settlement. Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings events while also ensuring that each movie audience views the intended set of advertisements and newspaper advertisements provide the correct show starting times. Our continuing investment in information technology has enabled our management team to operate our theatres efficiently.

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

EMPLOYEES

        As of March 9, 2004, we employed approximately 27,161 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an ADA claim on appeal before it, and remanded the case to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The lawsuit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such have appealed the Ninth Circuit's decision to the Supreme Court of the United States. No decision has been made by the Supreme Court of the United States on whether or not it will hear our appeal. For additional discussion regarding this and other litigation involving our operations, see Note 11 to the accompanying consolidated financial statements.

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

Item 2.    PROPERTIES

        As of January 1, 2004, we operated 464 of our theatres pursuant to lease agreements and owned the land and buildings for 86 theatres. For a January 1, 2004 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our theatre operating corporate office is located in approximately 96,450 square feet of owned space in Knoxville, Tennessee. Our and Regal CineMedia's corporate office is located in approximately 47,500 square feet of space in Centennial, Colorado. We believe that these facilities are adequate for our operations.

Item 3.    LEGAL PROCEEDINGS

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the captions "Bankruptcy Claims" and "Other" in Note 11 (Commitments and Contingencies) of our notes to consolidated and combined financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report on Form 10-K.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended January 1, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2004, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	50	Co-Chairman of the board of directors and Co-Chief Executive Officer of Regal and Chief Executive Officer of Regal Cinemas
Kurt C. Hall	44	Co-Chairman of the board of directors and Co-Chief Executive Officer of Regal and President and Chief Executive Officer of Regal CineMedia
Gregory W. Dunn	44	Executive Vice President and Chief Operating Officer
Amy E. Miles	37	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	43	Executive Vice President, General Counsel and Secretary

        Michael L. Campbell is our Co-Chairman and Co-Chief Executive Officer and is Chief Executive Officer of Regal Cinemas. Mr. Campbell has served as a director since March 2002 and is a member of our Executive Committee. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the financial statements included in this Form 10-K. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Eon Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on its executive committee of the board of directors.

        Kurt C. Hall is our Co-Chairman and Co-Chief Executive Officer and is President and Chief Executive Officer of Regal CineMedia. Mr. Hall has served as a director since March 2002 and is a member of our Executive Committee. Mr. Hall served as President and Chief Executive Officer of United Artists from March 1998 to August 2002, and as a director from May 1992 until August 2002. Mr. Hall served as a director and executive officer of United Artists when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the financial statements included in this Form 10-K. Prior thereto, Mr. Hall served as Chief Operating Officer since February 1997, and as Executive Vice President since May 1992. Mr. Hall was Chief Financial Officer of United Artists from May 1992 to March 1998. Mr. Hall serves on the executive committee of NATO.

        Gregory W. Dunn is our Executive Vice President and Chief Operating Officer and President and Chief Operating Officer of Regal Cinemas and served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the financial statements included in this Form 10-K. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles is our Executive Vice President, Chief Financial Officer and Treasurer and has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the financial statements included in this Form 10-K. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the financial statements included in this Form 10-K. Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common equity consists of Class A and Class B common stock. Our Class A common stock has traded on the New York Stock Exchange since May 9, 2002 under the symbol "RGC." There is no established public trading market for our Class B common stock.

        The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	Fiscal 2003(1)
	High	Low
First Quarter (December 27, 2002 - March 27, 2003)	$22.72	$16.85
Second Quarter (March 28, 2003 - June 26, 2003)	24.15	17.15
Third Quarter (June 27, 2003 - September 25, 2003)	23.72	17.31
Fourth Quarter (September 26, 2003 - January 1, 2004)	21.54	18.40

(1)
On July 1, 2003, the Company paid an extraordinary cash dividend of $5.05 per share, on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

	Fiscal 2002
	High	Low
Second Quarter (May 9 - June 27, 2002)	$25.10	$21.10
Third Quarter (June 28 - September 27, 2002)	24.70	16.00
Fourth Quarter (September 28 - December 26, 2002)	22.73	17.40

        On March 10, 2004, there were 113 stockholders of record of our Class A common stock and two stockholders of record of our Class B common stock.

  Dividend Policy

        During fiscal 2003, we paid to our stockholders four quarterly cash dividends of $0.15 per share on each share of our Class A and Class B common stock, or approximately $83.3 million in the aggregate. On July 1, 2003, we paid to our stockholders an extraordinary cash dividend of $5.05 per share, on each share of Class A and Class B common stock totaling approximately $716.0 million in the aggregate. On March 12, 2004 we paid a cash dividend of $0.18 per share of Class A and Class B common stock to our stockholders of record on February 26, 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA FOR REGAL ENTERTAINMENT GROUP

        Regal was created through a series of transactions during 2001 and 2002. The Anschutz Corporation and its subsidiaries ("Anschutz") acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon United Artists' emergence from bankruptcy reorganization on March 2, 2001, Edwards' emergence from bankruptcy reorganization on September 29, 2001 and Regal Cinemas, Inc.'s emergence from bankruptcy reorganization on January 29, 2002. Regal's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. These controlling equity interests have been recorded in Regal's financial statements at Anschutz's combined historical cost basis.

        We present below selected historical consolidated financial data for Regal based on historical data (i) for the period ended January 3, 2002, considering the historical results for United Artists for the period from March 2, 2001 to January 3, 2002, and Edwards for the period from September 29, 2001 to December 27, 2001 (the fiscal 2001 periods in which Anschutz controlled United Artists and Edwards, "the period under common control"), (ii) for the fiscal year ended December 26, 2002, considering the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002, the date upon which Anschutz is deemed to have acquired its controlling equity interest in Regal Cinemas, Inc.), and (iii) for the fiscal year ended January 1, 2004, considering the results of operations of United Artists, Regal Cinemas, and Edwards from December 27, 2002 and Hoyts from March 28, 2003. The fiscal year ended January 1, 2004 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operation on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. Because historical financial data for Regal for the period under common control ended January 3, 2002 include only partial year data for United Artists (from March 2, 2001) and Edwards (from September 29, 2001), we have included limited information for Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended January 1, 2004(1)	Fiscal year ended December 26, 2002	Period Under Common Control Ended January 3, 2002
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,489.9	$2,140.2	$556.9
Income from operations	379.1	283.6	34.1
Net income	185.4	117.2	4.9
Earnings per diluted share	1.30	0.79	0.28
Dividends per common share(2)	5.65	0.15	—

	As of or for the fiscal year ended January 1, 2004	As of or for the fiscal year ended December 26, 2002	As of or for the period ended January 3, 2002
	(in millions, except operating data)
Other financial data:
Cash flow provided by operating activities	$476.1	$373.2	$61.6
Cash flow (used in) provided by investing activities	(181.9)	(115.0)	9.4
Cash flow (used in) provided by financing activities	(281.4)	(50.2)	21.5
Balance sheet data at period end:
Cash and cash equivalents	$288.8	$276.0	$68.0
Total assets	2,471.8	2,310.2	1,122.7
Total long-term obligations	1,227.2	678.4	438.9
Stockholders' equity	794.9	1,270.8	383.0
Operating data:
Theatre locations	550	524	252
Screens	6,045	5,663	2,214
Average screens per location	11.0	10.8	8.8
Attendance (in millions)	265.6	241.4	63.9
Average ticket price	$6.36	$6.02	$5.99
Average concessions per patron	2.43	2.44	2.40

(1)
Fiscal 2003 was comprised of 53 weeks.

(2)
Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

SELECTED HISTORICAL FINANCIAL AND OTHER DATA FOR UNITED ARTISTS

        We present below selected historical financial data for United Artists, our predecessor company for accounting purposes. Effective March 1, 2001 United Artists emerged from protection under Chapter 11 of the United States Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations. In accordance with AICPA Statement of Position 90-7, United Artists adopted fresh start reporting whereby United Artists' assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001, the date control was acquired by Anschutz. For the periods prior to March 2, 2001, the assets and liabilities of United Artists and the related consolidated results of operations are referred to below as "Historical Company," and for periods subsequent to March 1, 2001, the assets and liabilities of United Artists and the related consolidated results of operations are referred to as the "Reorganized Company."

        As a result of the above, the financial data of the Historical Company is not comparable to the financial data of the Reorganized Company. For this and other reasons, you should read the selected historical financial data provided below in conjunction with United Artists' consolidated financial statements and accompanying notes found in our Form 10-K, as amended, filed for our fiscal year ended December 26, 2002. As previously discussed, the results of operations of the Reorganized Company are included in the results of operations of Regal commencing March 2, 2001.

		Historical Company
	Reorganized Company
			For The Fiscal Years Ended(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	December 28, 2000	December 30, 1999
	(in millions)
Revenue:
Admissions	$322.2	$69.1	$372.4	$433.1
Concession sales	130.1	26.9	154.6	174.4
Other	19.2	3.2	23.3	23.9

Total revenue	471.5	99.2	550.3	631.4
Costs and expenses:
Film rental and advertising expenses	179.3	36.2	204.9	244.0
Direct concession costs	14.8	3.1	18.0	22.7
Other operating expenses	181.4	35.7	227.5	264.0
Sale and leaseback rentals	14.8	2.9	16.9	16.8
General and administrative	16.8	3.2	21.3	22.6
Depreciation and amortization	35.6	6.8	44.8	53.5
Asset impairments, lease exit and restructure costs(2)	2.9	1.1	55.1	61.6
Gain on disposition of assets, net	(2.1)	(4.6)	(14.4)	(4.5)

Total costs and expenses	443.5	84.4	574.1	680.7

Operating income (loss) from continuing operations	$28.0	$14.8	$(23.8)	$(49.3)

Net income (loss) available to common stockholders	$3.2	$534.4	$(123.6)	$(127.3)

		Historical Company
	Reorganized Company		For The Fiscal Years Ended(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	December 28, 2000	December 30, 1999
	(in millions, except operating data)
Other financial data:
Cash flow provided by (used in) operating activities	$38.8	$(2.7)	$(1.2)	$(9.5)
Cash flow provided by (used in) investing activities	6.1	2.7	1.5	(35.4)
Cash flow provided by (used in) financing activities	(22.0)	2.6	0.3	52.7
Balance sheet data at period end:
Cash and cash equivalents	$23.5	$7.5	$11.4	$16.0
Total assets	453.6	422.5	432.5	534.3
Total debt(3)	248.6	727.5	722.5	721.6
Stockholders' equity (deficit)	99.4	(519.3)	(519.3)	(394.1)
Operating data:
Theatre locations	205	214	220	291
Screens	1,574	1,590	1,625	2,049
Average screens per location	7.7	7.4	7.4	7.0
Attendance (in millions)	54.7	12.0	66.7	80.9
Average ticket price	$5.89	$5.76	$5.58	$5.35
Average concessions per patron	2.38	2.24	2.32	2.15

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this report on Form 10-K.

Overview And Basis Of Presentation

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,045 screens in 550 theatres in 39 states as of January 1, 2004, with over 265 million annual attendees for the fifty-three week fiscal year ended January 1, 2004. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings and other events by Regal CineMedia, vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the accompanying consolidated financial statements). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities (as defined in Note 1 to the accompanying consolidated financial statements). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the accompanying consolidated financial statements) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the accompanying consolidated financial statements. On April 17, 2002, Regal Cinemas, Inc. acquired the remaining outstanding capital stock of Edwards and, as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc. On March 28, 2003, Regal acquired Hoyts.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. The Company's financial statements for the period ended January 3, 2002 (the "Fiscal 2001 Period") reflect only the results of operations of United Artists from March 2, 2001 (approximately 10 months) and Edwards from September 30, 2001 to December 27, 2001 (approximately 3 months). The Company's financial statements for the fiscal year ended December 26, 2002 (the "Fiscal 2002 Period") include the results of operations of United Artists from January 4,

2002 (a full fiscal year less one week), Edwards from December 28, 2001 (a full fiscal year), and Regal Cinemas from January 24, 2002 (approximately 11 months). The results of operations of the acquired Hoyts theatre locations have been included in the Company's financial statements for the fiscal year ended January 1, 2004 (the "Fiscal 2003 Period") for the period subsequent to the acquisition date of March 28, 2003 (approximately 9 months).

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" below.

Results Of Operations

        The theatre exhibition industry fared better than expected against record 2002 box office results. Based on our results and our review of selected industry sources, we believe national box office revenues in calendar year 2003 approximated that of calendar year 2002. Management believes that 2003 box office results benefited from increased average ticket prices per patron, offset by a decline in national attendance. The increase in average ticket price per patron resulted from increases in ticket prices coupled with a favorable film product mix, which resulted in sales of a greater proportion of full-price tickets. Although the film mix favorably impacted average ticket prices per patron, it had a negative impact on concession revenue per patron. The fiscal 2003 film mix consisted of a higher proportion of R-rated and PG-13 rated films.

        Better than expected box office performance (consistent with industry trends), the acquisition of Hoyts, increases in Regal CineMedia advertising and business meetings and events revenues, the impact of week fifty-three and the other factors described below led to the increases in the Company's total revenues, net income, earnings per diluted share and EBITDA. The additional week in fiscal 2003 is significant in that it was the week between Christmas and New Years Day, which is a traditionally high attendance week for the Company and the industry and accounted for approximately 3.8% of the Fiscal 2003 Period total attendance. Total revenues for the Fiscal 2003 Period were $2,489.9 million, a 16.3% increase compared to total revenues of $2,140.2 million for the Fiscal 2002 Period. Net income increased 58.2% to $185.4 million for the Fiscal 2003 Period compared to net income of $117.2 million in the Fiscal 2002 Period. Earnings per diluted share increased 64.6% to $1.30 for the Fiscal 2003 Period compared to $0.79 in the Fiscal 2002 Period. EBITDA (earnings before interest, taxes, depreciation and amortization) totaled $537.1 million for the Fiscal 2003 Period, an increase of 33.2% from the Fiscal 2002 Period and represented an EBITDA margin of 21.6%, an increase of 270 basis points over the Fiscal 2002 Period. Excluding the effects of week fifty-three and the results of Hoyts, the Fiscal 2003 Period total revenues, net income, earnings per diluted share and EBITDA would have increased over the Fiscal 2002 Period by 4.8%, 29.1%, 38.0% and 15.7%, respectively. A tabular reconciliation of net cash provided by operating activities to EBITDA and net income is provided below under "Results of Operations—EBITDA."

        During the Fiscal 2003 Period, the Company made significant progress with its strategic initiatives:

  •
  During the Fiscal 2003 Period, we demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the fiscal year, including the $716.0 million extraordinary dividend paid in the third quarter of 2003, totaled approximately $799.3 million. In November 2003, we announced an increase to our quarterly Class A and Class B common stock dividend by 20% to $0.18 per share, which became effective for our first 2004 quarterly dividend, which was declared in February 2004.

  •
  We acquired certain Hoyts theatres in the second quarter of 2003 for an aggregate purchase price of approximately $213.1 million. During 2003, Hoyts contributed approximately 16.7 million attendees or 6.3% to our total attendance. The acquisition of Hoyts provides solid evidence of our commitment to creating growth opportunities with a prudent acquisition strategy.

  •
  In addition to the Hoyts acquisition, which consisted of 52 theatres representing 554 screens, we opened 4 theatres with 35 screens and closed 30 theaters with 208 screens, ending the Fiscal 2003 Period with 550 theaters and 6,045 screens. For the Fiscal 2003 Period, we invested approximately $94.8 million in capital expenditures to improve our theatre assets and strengthen our existing market position.

  •
  We continued to gain traction in our Regal CineMedia business and finished the Fiscal 2003 Period ahead of our revenue, EBITDA and EBITDA margin targets. We continued to expand our DCN and invested approximately $42.7 million in capital expenditures during the Fiscal 2003 Period.

  •
  We continued to operate the Company with a focus on increasing cash flow from operations and operating margins. During the Fiscal 2003 Period, our cash flows from operating activities increased 27.6% and we achieved a 190 basis point improvement in our operating margins. EBITDA totaled approximately $537.1 million, an increase of 33.2% over the prior year. Our EBITDA margins increased as we ended the Fiscal 2003 Period approximately 270 basis points ahead of the Fiscal 2002 Period. Our focus on maximizing operating efficiencies through the integration of Regal Cinemas, United Artists and Edwards and the acquisition of Hoyts, the growth of revenues in Regal CineMedia and controlling expenses where possible contributed to the cash flow and operating margin expansion.

        We remain optimistic regarding the 2004 film slate and share the view of a number of film studio executives who believe the industry is poised to benefit from another year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2004 appears to be another year of an extended film release calendar consisting of high-profile releases such as The Passion of the Christ as well as a few key sequels, such as Harry Potter and the Prisoner of Azkaban, Shrek 2 and Spiderman 2. As a result of the breadth of the anticipated 2004 film product, the Company anticipates a slight increase in industry attendance for the 2004 calendar year as compared to the 2003 calendar year coupled with modest increases in ticket prices and concession revenues per patron.

        We intend to grow our theatre circuit through selective expansion and through accretive acquisition opportunities. With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $125 million to $130 million for fiscal 2004, consisting of new theatre development, expansion of existing theatre facilities, upgrades and maintenance. In addition, we are forecasting approximately $15 to $20 million of Regal CineMedia capital expenditures.

        We will continue to focus on a simple business strategy including continued evaluation of accretive acquisition opportunities to selectively consolidate a fragmented industry, enhancement of attractive business opportunities through Regal CineMedia, and continued pursuit of a growth strategy that will provide incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the Fiscal 2003 Period, Fiscal 2002 Period and Fiscal 2001 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2003 Period		Fiscal 2002 Period		Fiscal 2001 Period		Percentage Increase (Decrease) in Dollar Amounts
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2003 vs 2002	2002 vs 2001
Revenues:
Admissions	$1,690.0	67.9%	$1,453.7	67.9%	$382.5	68.7%	16.3%	*
Concessions	646.2	26.0	588.3	27.5	153.3	27.5	9.8	*
Other operating revenues	153.7	6.1	98.2	4.6	21.1	3.8	56.5	*

Total revenues	2,489.9	100.0	2,140.2	100.0	556.9	100.0	16.3	*
Operating expenses:
Film rental and advertising costs(1)	908.9	53.8	790.3	54.4	212.9	55.7	15.0	*
Cost of concessions(2)	92.9	14.4	84.4	14.3	18.1	11.8	10.1	*
Rent expense(3)	278.5	11.2	217.3	10.2	84.5	15.2	28.2	*
Other operating expense(3)	603.1	24.2	539.8	25.2	143.0	25.7	11.7	*
General and administrative expense(3)	62.1	2.5	65.1	3.1	21.4	3.8	(4.6)	*
Depreciation and amortization(3)	158.5	6.4	134.4	6.3	42.6	7.6	17.9	*
Merger and restructuring expenses and amortization of deferred stock compensation(3)	8.9	0.4	18.9	0.9	—	—	(52.9)	*
Loss (gain) on disposal and impairment of operating assets(3)	(2.1)	(0.1)	6.4	0.3	0.3	0.1	*	*

Total operating expenses(3)	2,110.8	84.8	1,856.6	86.8	522.8	93.9	13.7	*

Income from operations(3)	379.1	15.2	283.6	13.2	34.1	6.1	33.7	*

Interest expense, net(3)	72.0	2.9	61.7	2.9	21.4	3.8	16.7	*
Provision for income taxes(3)	121.2	4.9	89.8	4.2	3.6	0.6	35.0	*
Net income(3)	185.4	7.4	117.2	5.5	4.9	0.9	58.2	*
EBITDA(3),(6)	537.1	21.6	403.1	18.8	72.5	13.0	33.2	*
Attendance	265.6		241.4		63.9		10.0	*
Average ticket price(4)	$6.36		$6.02		$5.99		5.6	0.5%
Average concession per patron(5)	$2.43		$2.44		$2.40		(0.4)	1.7

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

(6)
EBITDA represents earnings before interest, taxes, depreciation and amortization. See "—Results of Operations—EBITDA" below for a tabular reconciliation of net cash provided by operating activities to EBITDA to net income.

Fiscal 2003 Period Compared to Fiscal 2002 Period

  Admissions

        Total admissions revenues increased $236.3 million, or 16.3%, to $1,690.0 million for the Fiscal 2003 Period, from $1,453.7 million for the Fiscal 2002 Period. The increase in admissions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was primarily attributable to a 10.0% increase in attendance, which is principally related to the inclusion of Regal Cinemas and United Artists for a full year in the Fiscal 2003 Period, the inclusion of Hoyts from March 28, 2003 and the impact of the 53rd week of operations, partially offset by the net closure of 180 screens during the

Fiscal 2003 Period. These box office results were favorably impacted by a 5.6% increase in average ticket prices, which reflected actual price increases and the impact of a favorable film product mix. The Fiscal 2002 Period includes the results of Edwards from December 28, 2001 (a full fiscal year), the results of United Artists from January 4, 2002 (a full fiscal year less one week) and Regal Cinemas from January 24, 2002 (approximately 11 months). Excluding the effects of the inclusion of Hoyts and the impact of week 53 during the Fiscal 2003 Period, attendance for the Fiscal 2003 Period was approximately 239.6 million, a 0.7% decrease from the Fiscal 2002 Period.

  Concessions

        Total concessions revenues increased $57.9 million, or 9.8%, to $646.2 million for the Fiscal 2003 Period, from $588.3 million for the Fiscal 2002 Period. The increase in concessions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was due to the 10.0% increase in attendance. Concessions revenue per patron declined 0.4% for the Fiscal 2003 Period. This decline is primarily attributable to film product mix, which was comprised of a higher proportion of R-rated and PG-13 rated films. These films typically result in lower concession revenue per patron.

  Other Operating Revenues

        Total other operating revenues increased $55.5 million, or 56.5%, to $153.7 million for the Fiscal 2003 Period, from $98.2 million for the Fiscal 2002 Period. Included in other operating revenues are on-screen advertising revenues, meetings and events, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in advertising and meetings revenues generated by Regal CineMedia, the inclusion of Hoyts from March 28, 2003 and to a lesser extent, increases in our revenues from vendor marketing programs during the Fiscal 2003 Period.

  Film Rental and Advertising Costs

        Film rental and advertising costs increased $118.6 million, or 15.0%, to $908.9 million in the Fiscal 2003 Period, from $790.3 million in the Fiscal 2002 Period. Film rental and advertising costs as a percentage of admissions revenues decreased slightly to 53.8% in the Fiscal 2003 Period as compared to 54.4% in the Fiscal 2002 Period as a result of a decline in advertising expense and a lower percentage of box office revenues being derived from higher grossing films. The increase in film rental and advertising costs during the Fiscal 2003 Period was primarily attributable to the inclusion of Regal Cinemas and United Artists for a full year in the Fiscal 2003 Period, the inclusion of Hoyts from March 28, 2003 and the impact of week 53 during the Fiscal 2003 Period.

  Cost of Concessions

        Cost of concessions increased $8.5 million, or 10.1%, to $92.9 million in the Fiscal 2003 Period, from $84.4 million in the Fiscal 2002 Period. Cost of concessions as a percentage of concessions revenues increased slightly to 14.4% in the Fiscal 2003 Period as compared to 14.3% in the Fiscal 2002 Period. The increase in the cost of concessions in the Fiscal 2003 Period as a percentage of concessions revenues is primarily attributable to product mix, offset by the realization of operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards.

  Rent Expense

        Rent expense increased $61.2 million, or 28.2%, to $278.5 million in the Fiscal 2003 Period from $217.3 million in the Fiscal 2002 Period. Rent expense as a percentage of total revenues was 11.2% and 10.2% for the Fiscal 2003 and Fiscal 2002 Periods, respectively. The increase in rent expense in the Fiscal 2003 Period was primarily attributable to the inclusion of Hoyts from March 28, 2003 and Regal

Cinemas and United Artists for a full year in the Fiscal 2003 Period and to a lesser extent, increases in contingent rent related to the impact of week 53 during the Fiscal 2003 Period.

  Other Operating Expenses

        Other operating expenses increased $63.3 million, or 11.7%, to $603.1 million in the Fiscal 2003 Period, from $539.8 million in the Fiscal 2002 Period. Other operating expenses as a percentage of total revenues declined to 24.2% in the Fiscal 2003 Period as compared to 25.2% in the Fiscal 2002 Period. The increase in total other operating expenses in the Fiscal 2003 Period was primarily attributable to incremental costs associated with the inclusion of Hoyts from March 28, 2003, the impact of week 53 and a full year of Regal Cinemas and United Artists during the Fiscal 2003 Period, coupled with incremental expenses associated with Regal CineMedia, which did not begin substantive operations until the second fiscal quarter of 2002. The decline in other operating expenses as a percentage of total revenues is primarily attributable to the fixed nature of various theatre operating expenses, coupled with an increase in total revenues.

  General and Administrative Expenses

        General and administrative expenses decreased $3.0 million, or 4.6%, to $62.1 million during the Fiscal 2003 Period, from $65.1 million in the Fiscal 2002 Period. As a percentage of total revenues, general and administrative expenses were approximately 2.5% and 3.1% in the Fiscal 2003 and Fiscal 2002 Periods, respectively. The decrease in general and administrative expenses as a percentage of total revenues during the Fiscal 2003 Period was primarily attributable to operating efficiencies realized through the 2002 integration of Regal Cinemas, United Artists and Edwards, coupled with an increase in total revenues.

  Depreciation and Amortization

        Depreciation and amortization increased $24.1 million, or 17.9%, to $158.5 million in the Fiscal 2003 Period, from $134.4 million in the Fiscal 2002 Period. The increase during the Fiscal 2003 Period in depreciation and amortization is primarily due to the inclusion of a full year of Regal Cinemas (including incremental capital expenditures associated with Regal CineMedia) for the Fiscal 2003 Period and the inclusion of Hoyts from March 28, 2003.

  Income from Operations

        Income from operations totaled approximately $379.1 million for the Fiscal 2003 Period, which represents an increase of $95.5 million, or 33.7% from $283.6 million in the Fiscal 2002 Period. The increase in operating income during the Fiscal 2003 Period is primarily attributable to the growth in total revenues as a result of the inclusion of Regal Cinemas and United Artists for a full year in the Fiscal 2003 Period, the results of Hoyts from March 28, 2003 and the impact of week 53 during the Fiscal 2003 Period, coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards. The increase in operating income during the Fiscal 2003 Period was also attributable to a reduction of merger and restructuring expenses, partially offset by increases in certain other operating expense items described in previous sections.

  Interest Expense

        Net interest expense increased $10.3 million, or 16.7%, to $72.0 million in the Fiscal 2003 Period, from $61.7 million in the Fiscal 2002 Period. The increase in interest expense in the Fiscal 2003 Period is principally due to higher outstanding indebtedness for the Fiscal 2003 Period as a result of the financing arrangements consummated in the second fiscal quarter of 2003 in connection with the extraordinary dividend transaction.

  Income Taxes

        The provision for income taxes of $121.2 million and $89.8 million for the Fiscal 2003 and Fiscal 2002 Periods reflect effective tax rates of approximately 39.5% and 43.4%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying consolidated statements of operations for the Fiscal 2003 and Fiscal 2002 Periods, our effective tax rates were approximately 39.5% and 40.7%, respectively. The Fiscal 2002 Period effective tax rate reflects the impact of certain non-deductible merger expenses.

  Net Income

        Net income totaled $185.4 million for the Fiscal 2003 Period, which represents an increase of $68.2 million from $117.2 million in the Fiscal 2002 Period.

Fiscal 2002 Period Compared to Fiscal 2001 Period

        The Company believes its historical results prior to the Fiscal 2003 Period are not indicative of its current operations, and, as a result, has provided only the following summary analysis of such results. An in-depth comparison of the Fiscal 2002 Period results versus those for the Fiscal 2001 Period has not been presented because (i) the historical results do not reflect the results of operations for Regal Cinemas for the period ended January 3, 2002 and these results are significant to the Company, (ii) the historical results do not include a full year of operating results for Regal Cinemas or United Artists for the Fiscal 2002 Period, and (iii) the Company's capital structure has changed significantly subsequent to the Fiscal 2001 Period.

  Total Revenues

        Total revenues for the Fiscal 2002 Period increased $1,583.3 million, or 284.3% from the Fiscal 2001 Period. The increase in total revenues in the Fiscal 2002 Period was primarily attributable to the inclusion of the results of operations of United Artists from January 4, 2002 (a full fiscal year less one week), Regal Cinemas from January 24, 2002 (approximately 11 months) and Edwards from December 28, 2001 (a full fiscal year) as compared to the Fiscal 2001 Period, which included only the results of operations of United Artists from March 2, 2001 (approximately 10 months) and Edwards from September 30, 2001 (approximately 3 months). To a lesser extent, increases in average ticket prices of 0.5% and average concessions per patron of 1.7% contributed to the increase in total revenues for the Fiscal 2002 Period.

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

  Income from Operations

        Income from operations for the Fiscal 2002 Period increased $249.5 million from the Fiscal 2001 Period. The increase in operating income during the Fiscal 2002 Period is primarily attributable to the growth in total revenues as a result of the inclusion of the results of operations of United Artists from January 4, 2002 (a full fiscal year less one week), Regal Cinemas from January 24, 2002 (approximately 11 months) and Edwards from December 28, 2001 (a full fiscal year) as compared to the Fiscal 2001 Period, which included only the results of operations of United Artists from March 2, 2001 (approximately 10 months) and Edwards from September 30, 2001 (approximately 3 months). Such increase was coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards.

  Net Income

        Net income for the Fiscal 2002 Period increased $112.3 million from the Fiscal 2001 Period. The increase in net income during the Fiscal 2002 Period is primarily attributable to the factors described in previous sections, partially offset by increases in interest expense associated with long-term obligations of Regal Cinemas and an increase in the Fiscal 2002 Period prevision of income taxes over the Fiscal 2001 Period.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $537.1 million, or 21.6% of total revenues, for the Fiscal 2003 Period, $403.1 million, or 18.8% of total revenues, for the Fiscal 2002 Period and $72.5 million, or 13.0% of total revenues, for the Fiscal 2001 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Form 10-K. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net cash provided by operating activities to EBITDA to net income is calculated as follows:

	Fiscal 2003 Period	Fiscal 2002 Period	Fiscal 2001 Period
	(in millions)
Net cash provided by operating activities	$476.1	$373.2	$61.6
Changes in working capital items and other	(97.0)	(89.6)	(27.5)

Income from operations	379.1	283.6	34.1
Depreciation and amortization	158.5	134.4	42.6
Minority interest and other, net	(0.5)	(14.9)	(4.2)

EBITDA	537.1	403.1	72.5
Depreciation and amortization	(158.5)	(134.4)	(42.6)
Interest expense, net	(72.0)	(61.7)	(21.4)
Provisions for income taxes	(121.2)	(89.8)	(3.6)

Net income	$185.4	$117.2	$4.9

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2003, 2002 and 2001 Periods:

	Fiscal 2003 Period	Fiscal 2002 Period	Fiscal 2001 Period
	(in millions)
Net cash provided by operating activities	$476.1	$373.2	$61.6
Net cash provided by (used in) investing activities	(181.9)	(115.0)	9.4
Net cash provided by (used in) financing activities	(281.4)	(50.2)	21.5
Cash used in reorganization	—	—	(24.5)

Net increase in cash and cash equivalents	$12.8	$208.0	$68.0

  Fiscal 2003 Period Compared to Fiscal 2002 Period

        Cash flows generated from operating activities were approximately $476.1 million for the Fiscal 2003 Period compared to approximately $373.2 million for the Fiscal 2002 Period. The net increase was attributable to a $68.2 million increase in net income partially offset by a net decrease of $43.3 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included a reduction in deferred income taxes of $47.1 million partially offset by an increase in depreciation and amortization of $24.1 million. In addition, a net increase of $78.0 million in changes in operating assets and liabilities contributed to the increase in net cash provided by operating activities. The net increase in operating assets and liabilities was primarily related to a $47.1 million increase in income taxes payable coupled with increases in the change in prepaid expenses and other current assets and accrued expenses and other liabilities. Capital expenditures were $137.5 million for the Fiscal 2003 Period compared to $108.2 million for the Fiscal 2002 Period. Such increase is primarily due to the inclusion of Hoyts from March 28, 2003 and a full twelve months of operations of Regal Cinemas and United Artists during the Fiscal 2003 Period coupled with incremental capital expenditures associated with Regal CineMedia, which did not begin substantive operations until the second fiscal quarter of 2002. Cash flows used in investing activities for the Fiscal 2003 Period also reflect approximately $97.6 million of net cash used to acquire Hoyts. Cash flows used in financing activities were approximately $281.4 million for the Fiscal 2003 Period compared to cash flows used in financing activities of approximately $50.2 million for the Fiscal 2002 Period. The net increase in cash flows used in financing activities during the Fiscal 2003 Period is primarily attributable to the financing transactions and related payment of the extraordinary dividend, which is discussed more fully under "Liquidity and Capital Resources."

  Fiscal 2002 Period Compared to Fiscal 2001 Period

        Cash flows generated from operating activities were approximately $373.2 million for the Fiscal 2002 Period compared to approximately $61.6 million for the Fiscal 2001 Period. The increase was attributable to the inclusion of Edwards, Regal Cinemas and United Artists in the Fiscal 2002 Period and to increases in net income and non-cash items and changes in working capital items. Capital expenditures were $108.2 million for the Fiscal 2002 Period compared to $20.8 million for the Fiscal 2001 Period. The increase is primarily due to the inclusion of Edwards, Regal Cinemas and United Artists in the Fiscal 2002 Period. In addition, Regal Cinemas, Inc. had approximately $166.7 million of cash on the date Anschutz acquired its controlling equity interest.

Liquidity and Capital Resources

        We expect our primary uses of cash to be for operating expenses, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend. Our principal sources of liquidity are from our operating subsidiaries. Our operating subsidiaries principal uses of cash are for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for our subsidiaries are cash generated from operations, cash on hand and the revolving credit facilities provided for under Regal Cinemas' third amended and restated credit agreement.

        Our revenues are generally collected in cash through admissions and concessions revenues. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. Our current liabilities generally include items that will become due within twelve months and, as a result, at any given time, our balance sheet is likely to reflect a working capital deficit.

        We fund the cost of our operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, development of our DCN, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $125 million to $130 million in fiscal 2004. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $15 to $20 million in connection with Regal CineMedia during fiscal 2004. Regal CineMedia capital expenditures will be made in connection with the deployment of our DCN to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Fiscal 2003 Period, we invested an aggregate of approximately $137.5 million in capital expenditures.

        In May 2002, we sold 18.0 million shares of our Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of approximately $314.8 million.

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

        On March 28, 2003, we completed our acquisition of certain theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States for an aggregate purchase price of $213.1 million. The purchase price included cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH Holdings U.S. Inc. ("HUSH") with an aggregate fair value of $88.1 million and the assumption of certain capital lease obligations with an aggregate fair value of approximately $25.0 million.

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

        During the year ended January 1, 2004, we paid to our stockholders four quarterly cash dividends of $0.15 per share of Class A and Class B common stock, or $83.3 million in the aggregate. On March 12, 2004, the Company paid a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock to our stockholders on February 26, 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        Concurrent with the issuance of our 3 3/4% Convertible Senior Notes, we entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common Stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of stockholders' equity. See "Long-term Obligations" below and Note 7 to the accompanying consolidated financial statements included in this Form 10-K for further description of the above debt facilities and the related convertible note hedge and warrant transactions.

        The $240 million Convertible Senior Notes discussed in Note 7 allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the principal amount of the Convertible Senior Notes upon a conversion event.

        As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn amended and restated senior revolving credit facility, $509.6 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of January 1, 2004), which reduces the availability under its senior revolving credit facility.

Contractual Cash Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of January 1, 2004, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due By Period
	Total	Current	2-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Long-term debt(1)	$1,099.6	$27.0	$54.0	$498.2	$520.4
Capital lease obligations(2)	25.4	0.9	2.1	3.4	19.0
Lease financing arrangements(2)	96.0	2.2	5.7	7.4	80.7
Bankruptcy claims and liabilities(3)	3.5	3.5	—	—	—
Operating leases(4)	3,647.6	253.4	498.1	494.2	2,401.9
Other long term and purchase obligations	9.7	3.8	2.7	2.5	0.7

Total contractual cash obligations	$4,881.8	$290.8	$562.6	$1,005.7	$3,022.7

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 years	4-5 years	After 5 years
Other Commercial Commitments
Total commercial commitments(5)	$145.0	—	—	—	$145.0

(1)
These amounts are included on our consolidated balance sheet as of January 1, 2004. A portion of this debt is backed by letters of credit as described in footnote (5) below. See Note 7 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2004. See Note 7 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(3)
These amounts are included on our consolidated balance sheet as of January 1, 2004.    See Note 11 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our bankruptcy related matters.

(4)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options and if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 11 to the accompanying consolidated financial statements included in this Form 10-K.

(5)
As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of January 1, 2004), which reduces the availability under its senior revolving credit facility.

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of January 1, 2004.

Category	Moody's	Standard and Poor's
Regal 3 3/4% Convertible Senior Notes	B3	B
Regal Cinemas Senior Credit Facility	Ba2	BB-
Regal Cinemas 9 3/8% Senior Subordinated Notes	B2	B

Long-term Obligations

        The following is a description of the Company's material indebtedness as of January 1, 2004:

  Regal 3 3/4% Convertible Senior Notes

        On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the notes. On or after May 15, 2007, our note holders will have the option to convert their notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $21.175 per share (which conversion price has been adjusted for the effect of the extraordinary dividend paid on July 1, 2003—see Note 1 to the accompanying consolidated financial statements included in this Form 10-K). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $21.175 per share, subject to further adjustments described below, if:

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

        At the current conversion price of $21.175, for each $1,000 of aggregate principal amount of notes converted, the Company would deliver approximately 47.2255 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained above, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the notes. We used the remainder of the net proceeds from this offering in partial payment of an extraordinary dividend of $5.05 per share of our Class A and Class B common stock to our stockholders of record as of June 20, 2003. See Note 1 to the accompanying consolidated financial statements included in this Form 10-K for further discussion related to our extraordinary dividend.

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

  Amended and Restated Regal Cinemas Senior Credit Facility

        On August 27, 2003, Regal Cinemas entered into a new term loan facility ("New Term Loan D") under the third amended and restated credit agreement of Regal Cinemas for approximately $523.1 million to refinance, at a more favorable interest rate, the aggregate outstanding principal amount under the former Term Loan C and Term Loan D facilities. The amortization schedule under the New Term Loan D is equal to the sum of the scheduled quarterly amortization payments under the former Term Loan C and Term Loan D facilities. The New Term Loan D facility amortizes at a rate of 5.2% per annum for each of the first three years of the loan, with the remaining 84.4% of principal becoming due in years four through six of the loan, maturing June 30, 2009. The New Term Loan D facility is guaranteed by substantially all direct and indirect subsidiaries of Regal Cinemas and by substantially all real and personal property of Regal Cinemas and its subsidiaries, as set forth in the third amended and restated credit agreement. The third amended and restated credit agreement carries identical covenants to those in the Regal Cinemas credit agreement that was amended and restated. As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of January 1, 2004), which reduces the availability under its senior revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At January 1, 2004, the interest rate on the amended and restated senior credit facility was approximately 3.7%.

        Regal Cinemas may prepay borrowings under the third amended and restated senior credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the third amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from:

  •
  the net cash proceeds from asset sales in particular circumstances specified in the third amended and restated senior credit agreement; and

  •
  the net cash proceeds from new debt issuances in particular circumstances specified in the third amended and restated senior credit agreement.

        The mandatory prepayment of the obligations under the third amended and restated senior credit agreement is subject to specified exceptions. The lenders under the term credit facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The amended and restated senior credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA for the trailing four quarters (as defined in the third amended and restated senior credit agreement) to exceed the ratio of

    (a) 3.5 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

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

        The third amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the third amended and restated senior credit agreement. The third amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances to the Company or its other subsidiaries and otherwise to engage in intercompany transactions. These limitations will restrict its ability to fund operations outside of Regal Cinemas with funds generated at Regal Cinemas.

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

  Regal Cinemas Lease Financing Arrangements

        For some of the Company's new theatre sites built in fiscal years 1999, 2000 and 2001, the Company was considered the owner (for accounting purposes) of the theatre during the construction period. In accordance with Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction," the Company is required to record the balance sheet obligations ($96.0 million at January 1, 2004) when the construction of the theatre was completed resulting in payments being recorded as interest expense and principal reduction rather than rent expense. These leases typically run for a period of 20 years.

  United Artists Leveraged Sale and Leaseback

        In December 1995, United Artists Theatre Circuit, Inc. ("UATC"), one of our subsidiaries, entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of January 1, 2004, 22 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through January 1, 2004 approximately $22.2 million of this cap has been utilized through theatre sales. Three additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $79.3 million in principal amount of pass-through certificates were outstanding as of January 1, 2004.

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

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At January 1, 2004, Regal Cinemas had accrued approximately $3.5 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility.

Critical Accounting Estimates

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which includes, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies and the subsequent acquisition of Hoyts. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims and the related deferred tax assets and liabilities related to such amounts. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

  •
  We adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during the fourth quarter of fiscal 2003, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended January 1, 2004, December 26, 2002 and the period ended January 3, 2002, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life to us of 30 years. Certain of our buildings have been in existence for more than forty years. With respect to equipment (e.g., concession stand, point-of-sale equipment and certain DCN assets), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. Actual economic lives may differ materially from these estimates.

  The majority of our properties were appraised as part of the bankruptcy process. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis evaluates assets for impairment on an individual theatre basis. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

    For the fiscal years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2004, consolidated depreciation and amortization expense was $158.5 million, representing 6.4% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $11.7 million or 7.4%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $13.7 million or 8.6%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards based on their probable tax treatment. In addition, income tax rules and regulations are subject to interpretation and require judgment by us and may be challenged by the tax authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such allowance on an ongoing basis. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relate to pre-acquisition periods, goodwill would be reduced.

    For the fiscal year ended January 1, 2004, our provision for income taxes was $121.2 million. Changes in management's estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A one percent change in the effective tax rate from 39.5% to 40.5% would have increased the current year income tax provision by approximately $3.0 million.

Quarterly Results

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists and Edwards upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities and on September 29, 2001 of the Edwards Bankrupt Entities. On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. Regal Cinemas, Inc. is a wholly owned subsidiary of Regal Cinemas. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues and became our wholly owned subsidiary on April 12, 2002. On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards and, as a result, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc. On March 28, 2003, Regal acquired Hoyts. Accordingly, the results of operations of the acquired Hoyts theatre locations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. The Company's financial statements for the year ended December 26, 2002 include the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002). The Company's financial statements for the year ended January 1, 2004 include the results of operations of United Artists, Edwards and Regal Cinemas from December 27, 2002 and Hoyts from March 28, 2003. The comparability of our results between quarters is impacted by the inclusion from such dates of the results of operations of each of such entities and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended January 1, 2004. The quarterly financial data as of each period presented below have been derived from Regal's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in this Form 10-K.

	Jan. 1, 2004(1)	Sept. 25, 2003		June 26, 2003	Mar. 27, 2003	Dec. 26, 2002	Sept. 26, 2002	June 27, 2002	Mar. 28, 2002
	In millions (except per share data)
Total revenues	$683.8	$629.9		$648.1	$528.1	$547.3	$571.5	$607.3	$414.1
Operating income	117.7	95.5		93.3	72.6	66.5	77.3	94.5	45.3
Net income	58.8	44.2		47.1	35.3	31.9	36.1	38.7	10.5
Diluted earnings per share	0.40	0.30		0.33	0.26	0.23	0.27	0.09	0.19
Dividends per common share	$0.15	$5.20	(2)	$0.15	$0.15	$0.15	$—	$—	$—

(1)
The fourth quarter of the Fiscal 2003 Period includes one additional week of operations.

(2)
Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

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

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the accompanying consolidated financial statements, which information is incorporated herein by reference.

Forward-looking Statements

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed under "Risk Factors" below.

Risk Factors

        Investing in our securities involves a significant degree of risk. In addition to the other information contained in this annual report, you should consider the following factors before investing in our securities.

  Our substantial lease and debt obligations could impair our financial condition

        We have substantial lease and debt obligations. For fiscal 2003, our total rent expense and net interest expense were approximately $278.5 million and $72.0 million, respectively. As of January 1, 2004, we had total long-term obligations of $1,227.2 million. As of January 1, 2004, we had current contractual cash obligations of approximately $4,881.8 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" provided above.

        If we are unable to meet our lease and debt service obligations, we could be forced to restructure or refinance our obligations and seek additional equity financing or sell assets. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our lease and debt service obligations could cause us to default on those obligations. Many of our lease agreements and the agreements governing the terms of our debt obligations contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease or debt instrument, we would be in default under that instrument, which could, in turn, result in defaults under other leases and debt instruments. Any such defaults could materially impair our financial condition and liquidity.

  Our theatres operate in a competitive environment.

        The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Moviegoers are generally not brand conscious and usually choose a theatre based on its location, the films showing there and its amenities.

        In recent years, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, a modern megaplex is preferred by patrons over a slope-floored multiplex theatre, which was the dominant theatre-type built prior to 1996. Although, as of January 1, 2004, approximately 61% of our screens were located in theatres featuring stadium seating, we still serve many markets with profitable sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should our competitors choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should our competitors return to the aggressive building strategies undertaken from 1996 to 1999, our attendance, revenue and operating income per screen could decline substantially.

        We believe that in the foreseeable future, another evolution of theatre formats beyond the current megaplex is unlikely to occur. Accordingly, we do not believe that additional major amenities will be required to enhance the movie-going experience meaningfully. However, an unforeseen change in consumer preferences or technology may cause increased competition, require us to make large capital expenditures and adversely affect our operations.

  Our in-theatre advertising business operates in a competitive environment.

        Regal CineMedia's in-theatre advertising operations must compete with a number of other cinema advertising companies and advertising mediums including, most notably, television advertising. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that Regal CineMedia's in-theatre advertising format will be favorably received by the theatre-going public. If Regal CineMedia is unable to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, and its results of operations may be adversely affected.

  We depend on motion picture production and performance.

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

  We may not benefit from our acquisition strategy.

        We may have difficulty identifying suitable acquisition candidates. Even if we do identify such candidates, we anticipate significant competition from other motion picture exhibitors and financial buyers when trying to acquire these candidates, and there can be no assurances that we will be able to acquire such candidates at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. As a result of this competition for limited assets, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and the market price of our securities could be adversely affected.

        In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs, and from revenue enhancements resulting from the acquisition. There can be no assurance, however, that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. If we cannot generate sufficient cash flow to service debt incurred to finance an acquisition, our results of operations and profitability would be adversely affected. Any acquisition may involve operating risks, such as:

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

  We depend on our relationships with film distributors.

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

  No assurance of a supply of motion pictures.

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

  We must comply with the ADA.

        Our theatres must comply with the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Noncompliance with the ADA, including with respect to "lines of sight" requirements currently in dispute as described in greater detail in Note 11 to the accompanying consolidated financial statements included in this Form 10-K, could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any such imposition of injunctive relief, fines, damage awards or capital expenditures could materially adversely affect our business and results of operations.

  United Artists', Edwards' and Regal Cinemas Inc.'s reorganizations under the United States Bankruptcy Code may make it difficult for us to borrow or access the capital markets in the future.

        Each of United Artists, Edwards and Regal Cinemas, Inc. filed for bankruptcy protection and were reorganized in accordance with the United States Bankruptcy Code. A significant cause of those bankruptcies was the emphasis by theatre circuits on the development of large megaplexes. The strategy of aggressively building megaplexes was adopted throughout the industry and generated significant competition and resulted in an oversupply of screens in the North American motion picture exhibition industry. If these aggressive building strategies again become prevalent or if an unforeseen change in consumer preferences or technology requires us to make large capital expenditures or adversely affects our operations, our prior history may make it difficult for us to borrow money or access the capital markets on terms favorable to us, if at all. Our failure to raise capital when needed could harm our business, financial condition and results of operations and as a result, the market price of our securities may be adversely affected.

  Our operating companies lack a combined operating history.

        Regal Cinemas, United Artists, Edwards and Hoyts operated as separate motion picture exhibitors until we acquired them. In addition, Regal Cinemas, Inc., United Artists and Edwards operated at a loss prior to their emergence from bankruptcy reorganization. As a result, we have limited historical financial and operating data upon which you can evaluate our business.

  We have a substantial investment in developing ancillary revenue opportunities that we may be unable to achieve.

        We have invested and will continue to invest in upgrading our DCN software and distribution network, and we have developed a sales force to sell various marketing and content products that use the assets in which we have invested. While revenue growth during 2003 resulting from these investments is encouraging, we may be unable to continue to attract significant interest in the products and services offered by Regal CineMedia. If we are unable to generate sufficient revenue from the sale of advertising in our theatres, sell tickets to non-film events such as concerts, or create additional revenue from alternative products and services, we may not maintain the level of profitability we hope to achieve, and our results of operations may be adversely affected.

  An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices.

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

  Development of digital technology will increase our capital expenses.

        The industry is in the early stages of conversion from film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not finance the conversion as expected, we may have to raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs between various industry participants will change if the industry changes from physical media to electronic media.

  We depend on our senior management.

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

  A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance.

        We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, including such trends resulting from terrorist attacks on, or wars or threatened wars involving, the United States. Any reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

  Our results of operations fluctuate on a seasonal basis and may be unpredictable, which could increase the volatility of our stock price.

        Our revenues are usually seasonal because of the way the major film distributors release films. Generally, the most marketable movies are released during the summer and the holiday season. Poor performance of these films, or a disruption in the release of films during these periods, could hurt our results for the entire fiscal year. An unexpected "hit" film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and our results of operations for one fiscal period are not necessarily indicative of our results of operations for any other fiscal period. These variations in results could cause increased volatility in our stock price.

  The interests of our controlling stockholders may conflict with your interests.

        Anschutz and Oaktree's Principal Activities Group own all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of January 1, 2004, Anschutz and Oaktree's Principal Activities Group controlled approximately 94.4% of the combined voting power of all of our outstanding common stock. For as long as Anschutz and Oaktree's Principal Activities Group continue to own shares of common stock representing more than 50% of the combined voting power of our common stock, they will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz and Oaktree's Principal Activities Group will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz and Oaktree's Principal Activities Group but not to other stockholders. In addition, Anschutz and Oaktree's Principal Activities Group and their affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, they may combine our company with one or more of their other holdings.

  Our amended and restated certificate of incorporation and our amended and restated bylaws, as amended, contain anti-takeover protections, which may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

        Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law, could delay or make it more difficult to remove incumbent directors or for a third party to acquire us, even if a takeover would benefit our stockholders.

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

  Our issuance of shares of preferred stock could delay or prevent a change of control of our company.

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

  Our issuance of preferred stock could dilute the voting power of the common stockholders.

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

  Our issuance of preferred stock could adversely affect the market value of our common stock.

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

  A substantial number of restricted shares are eligible for sale which could cause the market price for our Class A common stock to decline.

        We cannot predict the effect, if any, that market sales of shares of our Class A common stock or the availability of shares of our Class A common stock for sale will have on the market price of our

Class A common stock prevailing from time to time. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline.

        As of March 10, 2004, we had outstanding 18,049,272 shares of Class A common stock and 89,216,142 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, 95,827,755 of these restricted securities are currently freely tradable. The rest of such restricted securities will become freely tradable, subject to the volume limits and other conditions prescribed under Rule 144, on or prior to September 28, 2004.

        Anschutz, Oaktree's Principal Activities Group and certain other significant stockholders are able to sell their shares pursuant to the registration rights that we have granted as described in "Description of Capital Stock—Registration Rights." We cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz, Oaktree's Principal Activities Group or our directors or executive officers of their shares of our common stock.

        Additionally, as of January 1, 2004, approximately 10,626,377 shares of our Class A common stock will be issuable upon exercise of stock options that vest and are exercisable at various dates through September 8, 2013, with exercise prices ranging from $3.4851 to $20.12. Of such options, as of January 1, 2004, 396,819 were exercisable. All of such shares subject to options are registered and will be freely tradable when the option is exercised unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

  Hedging transactions and other transactions

        We have entered into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the $240 million convertible notes were issued by Credit Suisse First Boston International. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the notes. In connection with these hedging arrangements, Credit Suisse First Boston International has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the notes. Such hedging arrangements could increase the price of our Class A common stock. Credit Suisse First Boston International is likely to modify its hedge positions from time to time prior to conversion, redemption or maturity of the notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 7 to the accompanying consolidated financial statements included in this Form 10-K

  The sale of a substantial number of shares may make it difficult for us to sell equity securities in the future.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The third amended and restated credit agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of January 1, 2004, term borrowings of $509.6 million under the third amended and restated credit agreement were outstanding. Borrowings under this facility bear interest, at the Company's option, at either a base rate (which is the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.25% to 2.50% for the term loan facility. The borrowings outstanding under the New Term Loan D facility bore interest of approximately 3.7% as of January 1, 2004. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at January 1, 2004, would have increased reported interest expense by approximately $2.5 million for the year ended January 1, 2004.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of January 1, 2004 and December 26, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 1, 2004 and December 26, 2002, and the related combined statements of operations, parent's investment and cash flows for the period under common control (March 2, 2001 to January 3, 2002). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of January 1, 2004 and December 26, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended January 1, 2004 and the period ended January 3, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended December 26, 2002.

/s/ KPMG LLP

Nashville, Tennessee
February 6, 2004

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED BALANCE SHEETS

	January 1, 2004	December 26, 2002
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288.8	$276.0
Restricted cash	0.6	22.5
Trade and other receivables, net	34.9	30.5
Inventories	6.6	6.7
Prepaid expenses and other current assets	32.8	39.7
Assets held for sale	7.1	9.7
Deferred income tax asset	5.8	4.7

TOTAL CURRENT ASSETS	376.6	389.8
PROPERTY AND EQUIPMENT:
Land	132.7	134.7
Buildings, leasehold improvements and equipment	1,981.4	1,674.3
Construction in progress	8.9	6.5

Total property and equipment	2,123.0	1,815.5
Accumulated depreciation and amortization	(305.1)	(160.0)

Total property and equipment, net	1,817.9	1,655.5
GOODWILL	197.3	227.5
DEFERRED TAX ASSET	35.9	—
OTHER NON-CURRENT ASSETS	44.1	37.4

TOTAL ASSETS	$2,471.8	$2,310.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$31.1	$17.0
Accounts payable	194.4	154.0
Accrued expenses	71.7	60.0
Income taxes payable	47.0	—
Deferred revenue	65.1	49.4
Bankruptcy claims and liabilities	3.5	23.6

TOTAL CURRENT LIABILITIES	412.8	304.0
LONG-TERM DEBT	1,077.8	561.5
LEASE FINANCING ARRANGEMENTS	93.8	96.0
CAPITAL LEASE OBLIGATIONS	24.5	3.9
DEFERRED TAX LIABILITY	—	21.3
OTHER NON-CURRENT LIABILITIES	64.1	49.9

TOTAL LIABILITIES	1,673.0	1,036.6
MINORITY INTEREST	3.9	2.8
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 52,774,904 and 46,448,382 shares issued and outstanding at January 1, 2004 and December 26, 2002, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 89,216,142 and 85,287,957 shares issued and outstanding at January 1, 2004 and December 26, 2002, respectively	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	744.5	1,216.1
Unamortized deferred stock compensation	(14.1)	(19.5)
Retained earnings	64.4	74.1

TOTAL STOCKHOLDERS' EQUITY	794.9	1,270.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,471.8	$2,310.2

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Year Ended January 1, 2004	Year Ended December 26, 2002	Period Ended January 3, 2002
REVENUES:
Admissions	$1,690.0	$1,453.7	$382.5
Concessions	646.2	588.3	153.3
Other operating revenue	153.7	98.2	21.1

TOTAL REVENUE	2,489.9	2,140.2	556.9
OPERATING EXPENSES:
Film rental and advertising costs	908.9	790.3	212.9
Cost of concessions	92.9	84.4	18.1
Rent expense	278.5	217.3	84.5
Other operating expenses	603.1	539.8	143.0
General and administrative expenses	62.1	65.1	21.4
Depreciation and amortization	158.5	134.4	42.6
Merger and restructuring expenses and amortization of deferred stock compensation	8.9	18.9	—
Loss (gain) on disposal and impairment of operating assets	(2.1)	6.4	0.3

TOTAL OPERATING EXPENSES	2,110.8	1,856.6	522.8

INCOME FROM OPERATIONS	379.1	283.6	34.1
OTHER EXPENSE (INCOME):
Interest expense, net	72.0	61.7	21.4
Loss on extinguishment of debt	—	1.5	—
Minority interest in earnings of consolidated subsidiaries	0.6	13.4	(0.4)
Other, net	(0.1)	—	4.6

TOTAL OTHER EXPENSE, NET	72.5	76.6	25.6

INCOME BEFORE INCOME TAXES	306.6	207.0	8.5
PROVISION FOR INCOME TAXES	121.2	89.8	3.6

NET INCOME	$185.4	$117.2	$4.9

LOSS ON REDEMPTION OF PREFERRED STOCK	—	28.2	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$185.4	$89.0	$4.9

EARNINGS PER SHARE:
Basic	$1.34	$0.83	$0.30
Diluted	1.30	0.79	0.28
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	138,576	107,738	16,104
Diluted	142,792	112,284	17,368

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND PARENT'S INVESTMENT

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Contributed Capital	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balances, March 2, 2001	—	$—	$—	$—	$—	$—	$—	$—	$—
Contribution of controlling equity interest in United Artists, Edwards, and Regal Cinemas	—	—	—	—	378.1	—	—	—	378.1
Net income and comprehensive income	—	—	—	—	—	—	—	4.9	4.9

Balances, January 3, 2002	—	—	—	—	378.1	—	—	4.9	383.0
Contribution of additional United Artists common stock	—	—	—	—	28.6	—	—	—	28.6
Contribution of Regal CineMedia	—	—	—	—	10.0	—	—	—	10.0
Contribution of additional Edwards common stock	—	—	—	—	31.1	—	—	—	31.1
Exchange of equity interests in United Artists, Edwards, Regal Cinemas, and Regal CineMedia for common stock of Regal	27.5	—	84.6	0.1	(447.8)	881.6	(22.9)	—	411.0
Contribution of additional equity interests in United Artists in exchange for common stock of Regal	—	—	0.7	—	—	10.3	—	—	10.3
Loss on redemption of redeemable preferred stock	—	—	—	—	—	—	—	(28.2)	(28.2)
Initial public offering, net of costs	18.0	—	—	—	—	314.8	—	—	314.8
Amortization of deferred stock compensation	—	—	—	—	—	—	2.8	—	2.8
Exercise of stock options	1.0	—	—	—	—	6.8	—	—	6.8
Tax benefit from exercise of stock options	—	—	—	—	—	3.2	—	—	3.2
Forfeiture of stock options	—	—	—	—	—	(0.6)	0.6	—	—
Cash dividends declared, $0.15 per share	—	—	—	—	—	—	—	(19.8)	(19.8)
Net income and comprehensive income	—	—	—	—	—	—	—	117.2	117.2

Balances, December 26, 2002	46.5	—	85.3	0.1	—	1,216.1	(19.5)	74.1	1,270.8
Issuance of common stock to acquire Hoyts	4.8	—	—	—	—	88.1	—	—	88.1
Proceeds from exercise of stock purchase warrants, $8.88 per share	0.3	—	3.9	—	—	37.5	—	—	37.5
Net payment of convertible hedge and warrants	—	—	—	—	—	(18.8)	—	—	(18.8)
Tax effect of convertible hedge and warrants	—	—	—	—	—	14.4	—	—	14.4
Extraordinary cash dividend declared, $5.05 per share	—	—	—	—	—	(604.2)	—	(111.8)	(716.0)
Amortization of deferred stock compensation	—	—	—	—	—	—	5.3	—	5.3
Exercise of stock options	1.2	—	—	—	—	10.4	—	—	10.4
Tax benefit from exercise of stock options	—	—	—	—	—	1.1	—	—	1.1
Forfeiture of stock options	—	—	—	—	—	(0.1)	0.1	—	—
Cash dividends declared, $0.15 per share	—	—	—	—	—	—	—	(83.3)	(83.3)
Net income and comprehensive income	—	—	—	—	—	—	—	185.4	185.4

Balances, January 1, 2004	52.8	$—	89.2	$0.1	$—	$744.5	$(14.1)	$64.4	$794.9

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP (NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended January 1, 2004	Year Ended December 26, 2002	Period Ended January 3, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185.4	$117.2	$4.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	158.5	134.4	42.6
Amortization of deferred stock compensation	5.3	2.8	—
Loss on extinguishment of debt	—	1.5	—
Minority interest in earnings of consolidated subsidiaries	0.6	13.4	(0.4)
Deferred income tax expense	26.4	73.5	(2.4)
(Gain) loss on disposal and impairment of operating assets	(2.1)	6.4	0.3
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	(13.6)	(10.9)	(3.0)
Inventories	0.7	0.8	—
Prepaid expenses and other current assets	13.1	(3.9)	(2.7)
Accounts payable	29.8	28.2	11.1
Income taxes payable	47.1	(6.0)	5.9
Accrued expenses and other liabilities	24.9	15.8	5.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	476.1	373.2	61.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(137.5)	(108.2)	(20.8)
Proceeds from disposition of assets	22.1	10.1	19.5
Cash used to acquire Hoyts, net of cash acquired	(97.6)
Cash used to purchase outstanding United Artists minority interest	—	(34.0)	—
Decrease in other assets and assets held for sale	—	9.5	2.0
Decrease in reimbursable construction advances	9.2	1.9	—
Decrease in restricted cash	21.9	5.7	8.7

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(181.9)	(115.0)	9.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock purchase warrants	37.5	—	—
Proceeds from Regal Cinemas senior credit facility	315.0	—	—
Proceeds from convertible notes offering	240.0	—	—
Net payment on convertible notes hedge and warrants	(18.8)	—	—
Payment of debt acquisition costs	(12.7)	(10.5)	—
Cash used to pay dividends	(799.3)	(19.8)	—
Proceeds from stock option exercises	10.4	6.9	—
Net payment on long term obligations	(31.1)	(53.1)	(13.2)
Payment of bankruptcy claims and liabilities	(22.4)	(104.3)	—
Cash of subsidiaries at acquisition date	—	167.1	36.2
Cash used to redeem Edwards preferred stock	—	(75.3)	—
Cash used to redeem Edwards senior subordinated notes	—	(11.3)	—
Cash used to payoff Edwards term loan	—	(180.0)	—
Cash used to payoff United Artists term credit facility	—	(240.0)	—
Net proceeds from senior subordinated notes offering	—	155.3	—
Net proceeds from initial public offering	—	314.8	—
Decrease in cash overdraft	—	—	(1.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(281.4)	(50.2)	21.5

NET CASH USED IN REORGANIZATION	—	—	(24.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12.8	208.0	68.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276.0	68.0	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	288.8	276.0	68.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	36.9	17.1	0.1

Cash paid for interest	69.7	42.8	6.1
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Issuance of common stock to acquire Hoyts	88.1	—	—

Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	—	361.9	—

Exchange of minority shares in Edwards for Regal Entertainment Group	—	44.4	—

Contribution of additional shares purchased from minority interests	—	80.0	—

See accompanying notes to financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JANUARY 1, 2004

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,045 screens in 550 theatres in 39 states as of January 1, 2004. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as Fiscal 2003) results in a 53-week fiscal year.

        During 2000 and 2001, United Artists and a majority of its subsidiaries at that time (the "United Artists Bankrupt Entities"), Edwards Theatre Circuit Affiliated Group and its subsidiaries at that time (the "Edwards Bankrupt Entities"), and Regal Cinemas, Inc. and its subsidiaries at that time (the "Regal Cinemas, Inc. Bankrupt Entities") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below, as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and the Edwards Bankrupt Entities were approved by the United States Bankruptcy Courts for the District of Delaware and the Central District of California, respectively. Such joint plans of reorganization became effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for the Edwards Bankrupt Entities. The United States Bankruptcy Court for the Middle District of Tennessee approved the Regal Cinemas, Inc. Bankrupt Entities' joint plan of reorganization on December 7, 2001, and it became effective on January 29, 2002. Also on that date, Anschutz and the other stockholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc. Edwards was formed in connection with the reorganization of the Edwards Bankrupt Entities to, among other things, effect the substantive consolidation of the Edwards Bankrupt Entities through their merger into Edwards. As a result of the merger transaction, Edwards succeeded to all of the assets and liabilities of the Edwards Bankrupt Entities.

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

        Commencing in 2002, the Company elected to adopt the fiscal year end of Regal Cinemas, Inc.. which in 2001 ended on December 27, 2001. As a result of the election to conform the reporting periods, United Artists' results of operations reflected in the accompanying consolidated financial statements reflect operating results from January 4, 2002. For the period from December 28, 2001 through January 3, 2002 (the date of United Artists' fiscal 2001 year end), United Artists recorded revenue of approximately $17.8 million and net income of approximately $2.5 million.

        On March 5, 2002, Anschutz acquired a controlling equity interest in a digital video advertising company, Next Generation Network, Inc. ("NGN"), for approximately $2.8 million in an out-of-court restructuring of NGN's indebtedness. Anschutz funded approximately $7.2 million to NGN through bridge loans and other consideration. As described below, on April 12, 2002, Anschutz contributed all of its capital stock of NGN, representing approximately 95% of the outstanding capital stock of NGN, and the outstanding principal balances of such bridge loans and other consideration to Regal CineMedia in exchange for 100,000 shares of capital stock of Regal CineMedia, which was then exchanged for the Company's Class B common stock in the exchange transaction described below.

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

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. In connection with the extraordinary cash dividend paid on July 1, 2003 described below, the exercise prices and number of shares of Class A common stock subject to options held by such option holders, as well as all other option holders as of such date, were adjusted to prevent dilution and restore their economic position to that immediately before the extraordinary dividend. The antidilution adjustments made with respect to the replacement options resulted in a decrease in the range of exercise prices, from $3.4851 to $10.1015 per share, and increased the aggregate number of shares issuable upon exercise of such replacement options by 1,846,631. Regal also granted to certain holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share. These warrants were exercised as described below prior to the payment of the extraordinary cash dividend; accordingly, no antidilution adjustments were made with respect to them.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz acquired an additional 697,620 shares of Class B common stock in May 2002.

        On April 17, 2002, Regal Cinemas, Inc. acquired all of the outstanding capital stock of Edwards from REH for an aggregate purchase price of approximately $272.5 million. As a result of Regal Cinemas, Inc. being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to Regal Cinemas, Inc. by REH, at the historical cost basis of Edwards. In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012, under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at Regal Cinemas, Inc., were used by Regal Cinemas, Inc. to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to repay approximately $180.7 million of senior bank debt, including accrued interest, of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 26, 2002. In addition, the Company recorded an extraordinary loss of approximately $1.5 million as a result of the early redemption of the Edwards Subordinated Notes. As a result of Regal Cinemas, Inc.'s acquisition of Edwards, Edwards became a wholly owned subsidiary of Regal Cinemas, Inc. and became a guarantor under Regal Cinemas' senior credit facility and Regal Cinemas' 9 3/8% senior subordinated notes.

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

        On March 28, 2003, Regal acquired certain theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts for an aggregate purchase price of $213.1 million. The results of operations of the acquired theatre locations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003. See Note 3—"Acquisition" for further discussion of this transaction.

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million.

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes. Concurrent with the issuance of Regal's 3 3/4% Convertible Senior Notes, Regal entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common stock. As described further in Note 7—"Long-term Obligations," the convertible note hedge and warrant economically allow us to acquire sufficient Class A common shares from our counterparty to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $24.43. When the fair value of our Class A common shares exceeds such price, the equity contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a reduction of stockholders' equity in the consolidated balance sheet. See Note 7 for further description of the related debt facilities and the convertible note hedge and warrant transactions.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. We recognize payments received attributable to the marketing and advertising services provided by us under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects our marketing and advertising services delivered to our vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of our historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At January 1, 2004, the

Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Restricted Cash

        On the Edwards Effective Date, Edwards funded a $35.0 million cash reserve for the payment of certain allowed unsecured claims. The cash reserve is permitted to reduce to the lesser of (i) $20 million; or (ii) the sum of the unpaid: (a) disputed claims that have elected the cash option; and (b) allowed claims that have elected the cash option. The restricted cash has been placed in a segregated account in which the holders of these allowed claims that have elected the cash option have a first priority security interest. The restricted cash is classified as a current asset as the related claims are classified as current liabilities.

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

  Prepaid Occupancy Costs

        Prepaid expenses and other current assets include prepaid occupancy costs, which are deferred according to the monthly payment terms underlying the Company's occupancy agreements (generally one month in advance) and amortized over the period in which such occupancy costs are incurred. As of January 1, 2004 and December 26, 2002, the Company had recorded approximately $22.1 million and $19.0 million related to such occupancy costs.

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

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $109.5 million and $94.2 million of assets accounted for under capital leases and lease financing arrangements as of January 1, 2004 and December 26, 2002, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the years ended January 1, 2004 and December 26, 2002 are as follows:

	Year ended January 1, 2004	Year ended December 26, 2002
Balance at beginning of year	$227.5	$136.2
Exchange of minority shares in Regal Cinemas and Edwards for Regal Entertainment Group	—	82.4
Contribution of additional shares of United Artists and Edwards purchased from minority security holders	—	72.3
Adjustments related to certain pre-acquisition deferred tax assets of Regal Cinemas, United Artists and Edwards	(37.1)	(63.7)
Other	6.9	0.3

Balance at end of year	$197.3	$227.5

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessment for the Fiscal 2003 Period indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired. As required by SFAS No. 142, the discontinuation of goodwill (excess reorganization value) amortization has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $9.6 million for the period ended January 3, 2002. The following is pro-forma information of the Company assuming that SFAS No. 142 had been in effect in during the period ended January 3, 2002 and goodwill amortization expense had not been recorded (in millions, except for share data):

Period ended January 3, 2002
Net income available to common stockholders, as reported:	$4.9
Add: Goodwill amortization, net of related tax effect	5.8

Adjusted pro forma net income	$10.7
Diluted earnings per share:
As reported	$0.28
Pro forma	$0.62

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose.

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using the straight-line method which approximates the effective interest method. Debt acquisition costs as of January 1, 2004 and December 26, 2002 were $31.9 million and $26.3 million, respectively, net of accumulated amortization of $7.2 million and $2.7 million, respectively.

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

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and we recognize such amounts as revenue as described above in this Note 2 under "Revenue Recognition."

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant.

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

        The Company has elected to continue accounting for its stock option grants under its 2002 Stock Incentive Plan using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's stock option plan described in Note 12—"Capital Stock and Stock Option Plan" been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, the Company's reported net income and diluted earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Year ended January 1, 2004	Year ended December 26, 2002	Period ended January 3, 2002
Net income available to common stockholders, as reported:	$185.4	$89.0	$4.9
Less additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.0)	(3.1)	(0.6)

Pro forma net income	182.4	85.9	4.3
Diluted earnings per share:
As reported	$1.30	$0.79	$0.28
Pro forma	$1.28	$0.77	$0.25

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

        The weighted-average grant-date fair value of options granted in 2003, 2002 and 2001 were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended January 1, 2004	Year ended December 26, 2002	Period ended January 3, 2002
Risk-free interest rate	3.0-3.9%	4.0-4.9%	5.4%
Expected life (years)	7.5	7.5	10.0
Expected volatility	0.38-0.39	0.0-0.39	0.0
Expected dividend yield	3.0%	0.0-3.0%	0.0%
Weighted average grant date fair value	$6.36	$6.21	5.81

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

        The Company applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies. These accounting principles require that the Company estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ significantly from actual amounts.

  Segments

        The Company manages its business under one reportable segment—theatre exhibition operations.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

  Recent Accounting Pronouncements

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion

No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the $1.5 million extraordinary loss from debt extinguishment during fiscal 2002 has been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. Such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its consolidated financial position, cash flows or results of operations.

3.     ACQUISITION

        On March 28, 2003, Regal acquired 52 Hoyts theatres representing 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH and Hoyts. The purchase price of approximately $213.1 million includes cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million as of the date of issuance, and the assumption of certain capital lease and other obligations with an aggregate fair value of approximately $25.0 million. The value of the 4,761,904 Class A common shares issued was determined based on the closing market price of Regal's common shares on February 4, 2003, the date on which the terms of the acquisition were agreed to and announced. The transaction has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003.

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

        The following unaudited pro forma results of operations assume the acquisition occurred as of the beginning of fiscal 2002. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

	Year Ended January 1, 2004	Year Ended December 26, 2002
	(In millions, except per share amounts)
Revenues	$2,535.8	$2,340.1
Income from operations	385.4	313.2
Net income	188.8	133.8
Net income available to common stockholders	188.8	105.6
Earnings per share:
Basic	$1.35	$0.94
Diluted	$1.31	$0.90

4.     CHAPTER 11 PROCEEDINGS

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

  Edwards Reorganization

        On August 23, 2000, the Edwards Bankrupt Entities filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, the Edwards Bankrupt Entities filed a plan of reorganization and related disclosure statement, as amended (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards

Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange (i) approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and (ii) $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes"). For a discussion of Edwards related bankruptcy claims and other related party transactions, see Note 13—"Related Party Transactions."

        The Edwards Plan also provided that the Edwards Bankrupt Entities' senior secured lenders receive a payment of $9.5 million of principal and all pre-petition and post-petition accrued and unpaid interest at the applicable non-default rate. In connection with the Edwards Plan, the Edwards Subordinated Notes were issued and the existing secured lenders established a $180.0 million restructured term loan. General unsecured creditors were entitled to receive, at their option, either a cash distribution equal to 90% of the holder's allowed claim or an unsecured seven year note equal to 100% of the allowed claim. The seven year notes provide for semi-annual interest payments, in arrears, beginning on the six-month anniversary of the effective date at a rate of 9% per annum, compounded annually. The notes also require semi-annual principal reduction payments beginning on the six-month anniversary of the Edwards Effective Date. The amounts recorded based upon the acquisition of control by Anschutz of the Edwards Bankrupt Entities were initially allocated to current assets ($76.7 million), property and equipment ($295.7 million), current liabilities ($102.1 million), debt and lease obligations ($207.0 million), other non-current liabilities ($47.1 million) and minority interest ($11.1 million).

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

        On the UA Effective Date, United Artists adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). For accounting purposes, the inception date of the reorganized company was deemed to be March 2, 2001. Under fresh-start reporting, the reorganization value of United Artists, which represents the fair value of all of the assets (net of liabilities), was determined through negotiations between the United Artists' management and its pre-petition creditors and was initially allocated to United Artists' assets based on their relative fair values. The amounts recorded based upon the acquisition of control by Anschutz the United Artists Bankrupt Entities were allocated to current assets ($93.0 million), property and equipment ($228.9 million), deferred taxes and other assets ($143.2 million), current liabilities ($95.9 million), debt and lease obligations ($256.3 million), other non-current liabilities ($6.8 million) and minority interest ($25.8 million).

  Regal Cinemas, Inc. Reorganization

        On October 11, 2001, the Regal Cinemas, Inc. Bankrupt Entities filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Tennessee (the "Tennessee Bankruptcy Court") under case numbers 301-11305 through 301-11320, seeking court supervision of the Regal Cinemas, Inc. Bankrupt Entities' restructuring efforts. Pursuant to the plan of reorganization (the "Regal Plan"), certain holders of its senior credit facilities (including Anschutz and Oaktree's Principal Activities Group) agreed to exchange approximately $725 million of their pre-petition claims for 100% of Regal Cinemas, Inc.'s newly-issued common stock. Other principal terms of the Regal Plan included:

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

        In connection with Regal Cinemas, Inc.'s emergence from bankruptcy and acquisition of a controlling interest by Anschutz, Regal Cinemas, Inc. made certain adjustments in accordance with SOP 90-7 to reflect its emergence from bankruptcy and simultaneously allocated Anschutz's cost basis to Regal Cinemas, Inc.'s assets and liabilities. The impact of these adjustments resulted in a $511.1 million write-down of Regal Cinemas, Inc.'s assets. The amounts recorded based on the acquisition of control by Anschutz of Regal Cinemas, Inc. were initially allocated to current assets ($194.0 million), property and equipment ($1,131.8 million), deferred taxes and other assets ($86.7 million), debt and lease obligations ($574.5 million), other amounts and non-current liabilities ($191.3 million) and minority interest ($309.9 million).

5.     INTEGRATIONS

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

        Integration costs and reorganization expenses ($10.1 million) and stock compensation amortization ($2.8 million) are also included in "Operating Expenses—Merger and restructuring expenses" in the accompanying consolidated statements of operations for the year ended December 26, 2002. Such integration costs and reorganization expenses are principally related to legal and professional fees ($4.5 million) associated with the bankruptcy proceedings of the several bankrupt entities and other costs ($5.6 million) described above that are associated with the integration of Regal Cinemas, United Artists and Edwards. The Company completed the Edwards and United Artists integration during the second quarter of 2002. As of January 1, 2004, the Company has paid approximately $3.7 million of Edwards and United Artists restructuring expenses.

6.     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

        On a pro forma basis, assuming (i) a full first quarter of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority stockholders of their equity interests in United Artists, Edwards, Regal Cinemas and Regal CineMedia for shares of the Company, (iii) the issuance of $350 million of 9 3/8% senior subordinated notes due 2012, (iv) the repayment of Edwards indebtedness and the redemption of Edwards preferred stock, (v) the effects of the Company's initial public offering in May 2002, and (vi) the Company's acquisition of the minority interest of United Artists, total revenues, operating income and net income would have been $2,266.4 million, $310.7 million and $150.2 million for the year ended December 26, 2002 and $2,013.5 million, $155.3 million and $56.3 million for the period ended January 3, 2002.

7.     LONG-TERM OBLIGATIONS

        Long-term obligations at January 1, 2004 and December 26, 2002 consist of the following:

	January 1, 2004	December 26, 2002
	(In millions)
Regal 3 3/4% Convertible Senior Notes	$240.0	$—
Regal Cinemas Senior Credit Facility	509.6	219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	96.0	97.8
Capital lease obligations	25.4	4.1
Other	6.2	7.1

Total long-term obligations	1,227.2	678.4
Less current maturities	(31.1)	(17.0)

Total long-term obligations, net	$1,196.1	$661.4

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the notes. On or after May 15, 2007, our note holders will have the option to convert their notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $21.175 per share (which conversion price has been adjusted for the effect of the extraordinary dividend paid on July 1, 2003—see Note 1—"The Company and Basis of Presentation"). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $21.175 per share, subject to further adjustments described below, if:

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

        At the current conversion price of $21.175, for each $1,000 of aggregate principal amount of notes converted, the Company would deliver approximately 47.2255 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained above, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

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

        Amended and Restated Regal Cinemas Senior Credit Facility—On August 27, 2003, Regal Cinemas entered into a new term loan facility ("New Term Loan D") under the third amended and restated credit agreement of Regal Cinemas for approximately $523.1 million to refinance, at a more favorable interest rate, the aggregate outstanding principal amount under the former Term Loan C and Term Loan D facilities. The amortization schedule under the New Term Loan D is equal to the sum of the scheduled quarterly amortization payments under the former Term Loan C and Term Loan D facilities. The New Term Loan D facility amortizes at a rate of 5.2% per annum for the first three years of the loan, with the remaining 84.4% of principal becoming due in years four through six of the loan, maturing June 30, 2009. The New Term Loan D facility is guaranteed by substantially all direct and indirect subsidiaries of Regal Cinemas and by substantially all real and personal property of Regal Cinemas and its subsidiaries, as set forth in the third amended and restated credit agreement. The third amended and restated credit agreement carries identical covenants to those in the Regal Cinemas credit agreement that was amended and restated. As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of January 1, 2004), which reduces the availability under its senior revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At January 1, 2004, the interest rate on the amended and restated senior credit facility was approximately 3.7%.

        Regal Cinemas may prepay borrowings under the third amended and restated senior credit facility in whole or in part, in minimum amounts and subject to other conditions set forth in the third amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from the net cash proceeds from asset sales and new debt issuances, in particular circumstances specified in the third amended and restated senior credit agreement.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The third amended and restated senior credit agreement includes various financial covenants such as certain leverage and coverage ratios. The third amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the third amended and restated senior credit agreement. The third amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions.

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

        Maturities of Long-Term Obligations—The Company's long-term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2004	$28.0	$0.9	$2.2	$31.1
2005	28.1	1.0	2.7	31.8
2006	27.9	1.1	3.0	32.0
2007	147.5	1.8	3.5	152.8
2008	353.2	1.6	3.9	358.7
Thereafter	521.1	19.0	80.7	620.8

Totals	$1,105.8	$25.4	$96.0	$1,227.2

8.     SALE-LEASEBACK TRANSACTIONS

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of January 1, 2004, 22 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties.

Through January 1, 2004 approximately $22.2 million of this cap has been utilized through theatre sales. Three additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $79.3 million in principal amount of pass-through certificates were outstanding as of January 1, 2004.

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

        In connection with United Artists' adoption of fresh-start reporting upon its emergence from bankruptcy, United Artists and UATC assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreements is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and have included the future annual rental due under the master lease agreements in rent commitments (See Note 11—"Commitments and Contingencies").

9.     INCOME TAXES

        The components of the provision for (benefit from) income taxes for income from operations are as follows (in millions):

	Year ended January 1, 2004	Year ended December 26, 2002	Period ended January 3, 2002
Federal:
Current	$78.1	$11.7	$5.4
Deferred	22.2	61.0	(2.2)

Total Federal	100.3	72.7	3.2
State:
Current	16.7	4.6	0.6
Deferred	4.2	12.5	(0.2)

Total State	20.9	17.1	0.4

Total income tax provision	$121.2	$89.8	$3.6

        At January 1, 2004 and December 26, 2002, a current tax benefit of $1.1 million and $3.2 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended January 1, 2004	Year ended December 26, 2002	Period ended January 3, 2002
Provision calculated at federal statutory income tax rate	$107.3	$72.9	$2.3
State and local income taxes, net of federal benefit	13.7	11.1	0.2
Minority interest expense	0.2	4.8	—
Reorganization costs	—	1.0	—
Fresh start adjustments	—	—	0.7
Other	—	—	0.4

Total income tax provision	$121.2	$89.8	$3.6

        Significant components of the Company's net deferred tax (liability) consisted of the following at:

	January 1, 2004	December 26, 2002
	(in millions)
Deferred tax assets:
Net operating loss carryforward	$92.8	$39.6
Excess of tax basis over book basis of intangible assets	18.6	27.0
Deferred rent	20.2	13.0
Bankruptcy related liabilities	1.4	7.8
Deferred revenue	1.2	4.9
Other	5.1	—
Accrued expenses	2.8	—
Excess of tax basis over book basis of convertible bonds	13.0	—

Total deferred tax assets	155.1	92.3
Valuation allowance	(48.9)	(59.4)

Total deferred tax assets after valuation allowance	106.2	32.9
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(63.6)	(46.0)
Other	(0.9)	(3.5)

Total deferred liabilities	(64.5)	(49.5)

Net deferred tax asset (liability)	$41.7	$(16.6)

        At January 1, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $251.8 million with expiration commencing during 2007. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at January 1, 2004 and December 26, 2002, totaling $48.9 million and $59.4 million, respectively, as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. During the quarter ended June 26, 2003 and in connection with the Company's payment of the extraordinary dividend, United Artists sold certain assets at fair market value to other companies within our consolidated group, resulting in a deferred taxable gain. Based on this transaction, the Company determined it was more likely than not that certain deferred tax assets of United Artists would be realized, and, accordingly reduced the valuation allowance by the amount of $25.3 million. The reduction in the valuation allowance reduced goodwill related to the United Artists acquisition. Accordingly, future reductions in the valuation allowance will reduce goodwill related to these respective acquisitions.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 3—"Acquisition." Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's allowable annual deduction with respect to the Hoyts net operating loss carryforwards is limited to approximately $8.6 million. During fiscal year ended January 1, 2004, the Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.8 million, in connection with the Hoyts acquisition.

10.   MANDATORY REDEEMABLE PREFERRED STOCK

        Prior to April 17, 2002, Edwards had authorized and issued 56,000 shares (44,000 shares to Anschutz and 12,000 shares to Oaktree's Principal Activities Group) of $0.001 par value, mandatory redeemable Series A preferred stock and 15,000 shares of Edwards' mandatory redeemable Series B preferred stock, $0.001 par value, to three other stockholders.

        As described in Note 13—"Related Party Transactions," on April 17, 2002, the Company redeemed approximately $75.3 million or 100% of the mandatory redeemable Series A and Series B preferred stock of Edwards that was held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The difference between the carrying amount and redemption price of $28.2 million was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 26, 2002.

11.   COMMITMENTS AND CONTINGENCIES

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2004, are summarized for the following fiscal years (in thousands):

2004	$253.4
2005	250.5
2006	247.6
2007	246.9
2008	247.3
Thereafter	2,401.9

        Rent expense under such operating leases amounted to $278.5 million, $217.3 million and $84.5 million for the years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002, respectively. Contingent rent expense was $18.7 million, $13.6 million and $3.5 million for the years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002, respectively.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At January 1, 2004, Regal Cinemas had accrued approximately $3.5 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility.

  Other

        Regal Cinemas, Inc., Edwards and United Artists are defendants in a number of claims arising from their decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. We are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment

Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants' motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to defend vigorously the Plaintiffs' claims.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an ADA claim on appeal before it, and remanded the case to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The lawsuit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such have appealed the Ninth Circuit's decision to the Supreme Court of the United States. No decision has been made by the Supreme Court of the United States on whether or not it will hear our appeal.

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

12.   CAPITAL STOCK AND STOCK OPTION PLAN

        As of January 1, 2004, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were offered in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of January 1, 2004, 52,774,904 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 89,216,142 shares were outstanding as of January 1, 2004, all of which are held by Anschutz and Oaktree's Principal Activities Group. Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of January 1, 2004. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

Preferred Stock

        The Company's certificate of incorporation allows us to issue without stockholder approval preferred stock having rights senior to those of the common stock. As of January 1, 2004, no shares of preferred stock are outstanding. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock.

Options and Warrants

        Other than disclosed in Note 7—"Long-term Obligations," no warrants to acquire the Company's common stock were outstanding at January 1, 2004.

2002 Stock Incentive Plan

        In 2002, the Company established the 2002 Stock Incentive Plan (the "Plan") for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to principally officers and employees of the Company. The Plan also provides for grants of restricted stock that are subject to restrictions and risks of forfeiture. To date, no grants of restricted stock have been made.

        In conjunction with the exchange transaction on April 12, 2002 (see Note 1—"The Company and Basis of Presentation"), the holders of outstanding options of United Artists and Regal Cinemas received under the Plan replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. As a result, stock option information presented herein prior to the exchange of options has been retroactively restated to reflect the effects of the exchange transaction. Deferred stock compensation totaling approximately $22.9 million was recorded based on the intrinsic value of the options exchanged using the value of the exchange transaction ($11.06 per share).

        In connection with the July 1, 2003 extraordinary cash dividend described more fully in Note 1—"The Company and Basis of Presentation," and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $3.4851 to $18.2494 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 2,298,067, and an increase in the total number of authorized shares under the Plan to 13,492,421. As of January 1, 2004 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 10,626,377 shares of Class A common stock under the Plan, and 642,748 shares remaining available for future issuance under the Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividend. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        Stock options granted in connection with the exchange transaction are generally exercisable in installments of 20% per year from the original grant date of the exchanged options and expire no later than 10 years from the date of grant. Stock option grants issued subsequent to the exchange transaction have been established at prices not less than the fair market value as of the date of grant and are exercisable in installments of 20% per year and expire no later than 10 years from the date of grant. For the year ended January 1, 2004 and the period from April 12, 2002 through December 26, 2002, the Company recorded compensation expense of $5.3 million and $2.8 million, related to such options.

        The following table summarizes information about stock options outstanding as of January 1, 2004 as restated for the effects of the exchange transaction:

	Options Outstanding	Weighted Average Exercise Shares Price	Weighted Average Grant Date Fair Value	Options Exercisable At Year End
Under option at March 2, 2001	—
Options granted in 2001 at fair value	2,287,552	$5.37	$5.81
Options exercised in 2001	—
Options canceled in 2001	—

Under option at January 3, 2002	2,287,552	5.37
Options granted in 2002 above fair value	298,900	21.89	6.21
Options granted in 2002 at fair value	7,825,296	11.00	5.00
Options exercised in 2002	(954,807)	7.19
Options canceled in 2002	(231,784)	12.88

Under option at December 26, 2002	9,225,157	10.60		157,163
Options granted in 2003 at fair value	548,067	19.56	6.36
Options exercised in 2003	(1,268,489)	8.18
Options canceled in 2003	(176,425)	17.05
Antidilution adjustments made to outstanding options in connection with the July 1, 2003 extraordinary dividend	2,298,067	8.45

Under option at January 1, 2004	10,626,377	8.70		396,819

        The following table summarizes information about the Plan's stock options at January 1, 2004, including the weighted average remaining contractual life and weighted average exercise price:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 01/01/04	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 01/01/04	Weighted Average Exercise Price
$3.4851 - 6.9702	8,242,591	8.34	$6.37	120,620	$6.09
$10.1015 - 14.9136	910,369	8.66	$14.09	64,538	$10.29
$15.8627 - 20.12	1,473,417	8.69	$18.37	211,661	$18.17

	10,626,377			396,819

13.   RELATED PARTY TRANSACTIONS

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

Other Transactions

        During the year ended December 26, 2002, as members of the class of holders of Regal Cinemas, Inc.'s former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and GSCP, received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of Regal Cinemas Inc.'s subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from Regal and GSCP received cash payments from Regal Cinemas, Inc. of approximately $50,000 in respect of certain expenses incurred in connection with Regal Cinemas' restructuring. In addition, Regal paid GSCP $1.0 million for restructuring services.

        On July 7, 2003, Regal acquired an aggregate of 2,451,441 shares of its Class A common stock from two stockholders and thereafter, on July 9, 2003, issued those same shares for the same purchase price to another of its stockholders, GSCP. Alfred C. Eckert III, one of our directors, is a limited partner of GSCP (NJ), L.P. and an executive officer of GSCP (NJ), L.P.'s general partner, GSCP (NJ), Inc., each of which entities reports shared beneficial ownership with GSCP with respect to such shares. Mr. Eckert disclaims beneficial ownership of these shares. For a more detailed description of this transaction, see Note 1—"The Company and Basis of Presentation."

        During the year ended January 1, 2004, Regal CineMedia incurred approximately $2.7 million of expenses payable to an Anschutz affiliate for reimbursement of telecommunication services. Additionally, Regal CineMedia has recorded revenue of $0.7 million from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates. During the year ended December 26, 2002, Regal CineMedia incurred approximately $1.3 million of expenses payable to certain Anschutz affiliates for reimbursement of travel, marketing and telecommunication expenses.

        During the year ended January 1, 2004, United Artists remitted approximately $250,000 to Anschutz in satisfaction of amounts due under an insurance arrangement formerly held by Anschutz and United Artists.

14.   EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit sharing plan (the "plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

        In conjunction with the exchange transaction in April 2002 (see Note 1—"The Company and Basis of Presentation"), Regal Cinemas', United Artists' and Edwards' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists Theatre Circuit 401(k) Savings Plan to the plan. The Company made discretionary contributions of approximately $1.1 million, $1.0 million and $1.1 million to the plan in 2003, 2002 and 2001, respectively.

15.   EARNINGS PER SHARE

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

	Year ended January 1, 2004	Year ended December 26, 2002	Period ended January 3, 2002
Net income	$185.4	$117.2	$4.9
Less:
Loss on redemption of preferred stock	—	28.2	—

Net income available to common stockholders	$185.4	$89.0	$4.9
Weighted average shares outstanding (in thousands):
Basic:	138,576	107,738	16,104
Add common stock equivalents	4,216	4,546	1,264

Diluted:	142,792	112,284	17,368
Earnings per share
Basic:	$1.34	$0.83	$0.30
Diluted:	$1.30	$0.79	$0.28

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

        The $240 million convertible notes discussed in Note 7—"Long-term Obligations" allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations.

        Common stock equivalents consist of principally stock options and warrants. Stock options and warrants to purchase 7.4 million shares and 0.8 million shares of common stock for the years ended January 1, 2004 and December 26, 2002 respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Regal Cinemas senior credit facility, which consists of a term loan and revolving credit facility, is estimated based on quoted market prices as of December 26, 2002. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Regal Entertainment Group Convertible Senior Notes and Regal Cinemas Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of January 1, 2004. The fair value of the Company's other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at January 1, 2004 and December 26, 2002 consist of the following:

	January 1, 2004	December 26, 2002
	(In millions)
Carrying amount	$1,105.8	$576.5
Fair value	$1,182.7	$599.0

17.   SUBSEQUENT EVENTS

        On March 12, 2004, the Company paid a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock to stockholders of record on February 26, 2004.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class II Directors," "Board and Committee Information" and "Section 16(a) Beneficial Ownership Reporting Compliance") to be held on May 12, 2004 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

Item 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation" and "Proposal 1. Election of Class II Directors—Compensation of Directors") to be held on May 12, 2004 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 12, 2004 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Certain Relationships and Related Transactions") to be held on May 12, 2004 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

Item 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Independent Directors") to be held on May 12, 2004 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Financial Statements of Regal Entertainment Group:

      Independent Auditors' Report regarding Regal's consolidated financial statements

      Regal's Consolidated Balance Sheets as of January 1, 2004 and December 26, 2002

      Regal's Consolidated Statements of Operations for the fiscal years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002

      Regal's Consolidated Statements of Stockholders' Equity for the fiscal years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002

      Regal's Consolidated Statements of Cash Flows for the for the fiscal years ended January 1, 2004 and December 26, 2002 and the period ended January 3, 2002

      Notes to Regal's Consolidated Financial Statements

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
2.2
Regal Cinemas Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.4
United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Third Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas, Regal Cinemas, Inc., the several lenders from time to time parties thereto, Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager (filed as exhibit 4.1 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended September 25, 2003, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein (filed as exhibit 4.3 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003, and incorporated herein by reference)
4.5
Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002 (filed as exhibit 4.8 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.7
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.8
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists, Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.9
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.12
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.13
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.14
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.15	Form of 3 3/4% Convertible Senior Notes due 2008 (included as exhibit A in the above exhibit 4.14)
4.16
Registrant's 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003 (filed as exhibit 4.8 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Stockholders Agreement (filed as exhibit 10.1 to the Registration Statement of Registrant on For S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
10.1.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.1*
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
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.7*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.9
Stock Purchase Agreement, dated as of February 3, 2003, among Registrant, HUSH and Hoyts (filed as exhibit 10.1 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
10.10
Stockholder Agreement, dated as of March 27, 2003, between Registrant and HUSH (filed as to exhibit 10.2 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
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

*
Identifies each management contract or compensatory plan or arrangement

(b)
Current reports on Form 8-K filed during our fourth fiscal quarter of 2003:

•
Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and furnished pursuant to Item 12 (Results of Operations and Financial Condition) on October 21, 2003

•
Current report on Form 8-K furnished under Items 9 (Regulation FD Disclosure) and 12 (Results of Operations and Financial Condition) on November 18, 2003

(c)
The exhibits required to be filed herewith are listed above.

(d)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 16, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer
March 16, 2004	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Co-Chairman and Co-Chief Executive Officer and Chief Executive Officer of Regal Cinemas Corporation (Co-Principal Executive Officer)	March 16, 2004
/s/ KURT C. HALL Kurt C. Hall	Director, Co-Chairman and Co-Chief Executive Officer and President and Chief Executive Officer of Regal CineMedia Corporation (Co-Principal Executive Officer)	March 16, 2004
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2004
/s/ PHILIP F. ANSCHUTZ Philip F. Anschutz	Director	March 16, 2004
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 16, 2004
/s/ CRAIG D. SLATER Craig D. Slater	Director	March 16, 2004

/s/ ALFRED C. ECKERT, III Alfred C. Eckert, III	Director	March 16, 2004
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 16, 2004
/s/ JAMES D. PACKER James D. Packer	Director	March 16, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.4
United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315) and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3
Third Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas, Regal Cinemas, Inc., the several lenders from time to time parties thereto, Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager (filed as exhibit 4.1 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended September 25, 2003, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein (filed as exhibit 4.3 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003, and incorporated herein by reference)
4.5
Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002 (filed as exhibit 4.8 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

4.7
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.8
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists, Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.9
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.13
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.14
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.15	Form of 3 3/4% Convertible Senior Notes due 2008 (included as exhibit A in the above exhibit 4.14)
4.16
Registrant's 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003 (filed as exhibit 4.8 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Stockholders Agreement (filed as exhibit 10.1 to the Registration Statement of Registrant on For S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

10.1.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.1*
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
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.9
Stock Purchase Agreement, dated as of February 3, 2003, among Registrant, HUSH and Hoyts (filed as exhibit 10.1 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
10.10
Stockholder Agreement, dated as of March 27, 2003, between Registrant and HUSH (filed as to exhibit 10.2 to Registrant's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
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