Form 10-Q
period 2004-04-01
REGAL ENTERTAINMENT GROUP
filed 2004-05-11
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒    No ☐

        Class A Common Stock—54,347,568 shares outstanding at May 7, 2004

        Class B Common Stock—89,216,142 shares outstanding at May 7, 2004

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2004	January 1, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286.0	$288.8
Restricted cash	0.6	0.6
Trade and other receivables, net	22.1	34.9
Inventories	6.8	6.6
Prepaid expenses and other current assets	14.3	32.8
Assets held for sale	7.1	7.1
Deferred income tax asset	5.8	5.8

TOTAL CURRENT ASSETS	342.7	376.6
PROPERTY AND EQUIPMENT:
Land	124.3	132.7
Buildings, leasehold improvements and equipment	1,977.8	1,981.4
Construction in progress	12.8	8.9

Total property and equipment	2,114.9	2,123.0
Accumulated depreciation and amortization	(345.6)	(305.1)

Total property and equipment, net	1,769.3	1,817.9
GOODWILL	196.4	197.3
DEFERRED TAX ASSET	36.1	35.9
OTHER NON-CURRENT ASSETS	45.8	44.1

TOTAL ASSETS	$2,390.3	$2,471.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$31.3	$31.1
Accounts payable	116.8	194.4
Accrued expenses	38.9	71.7
Income taxes payable	49.0	47.0
Deferred revenue	88.1	65.1
Bankruptcy claims and liabilities	2.6	3.5

TOTAL CURRENT LIABILITIES	326.7	412.8
LONG-TERM DEBT	1,070.7	1,077.8
LEASE FINANCING ARRANGEMENTS	93.2	93.8
CAPITAL LEASE OBLIGATIONS	24.3	24.5
OTHER NON-CURRENT LIABILITIES	67.8	64.1

TOTAL LIABILITIES	1,582.7	1,673.0
MINORITY INTEREST	3.9	3.9
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 53,642,329 and 52,774,904 shares issued and outstanding at April 1, 2004 and January 1, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 89,216,142 shares issued and outstanding	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	742.0	730.4
Retained earnings	61.6	64.4

TOTAL STOCKHOLDERS' EQUITY	803.7	794.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,390.3	$2,471.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended April 1, 2004	Quarter Ended March 27, 2003
REVENUES:
Admissions	$368.9	$361.3
Concessions	136.7	137.5
Other operating revenue	34.9	29.3

TOTAL REVENUE	540.5	528.1
OPERATING EXPENSES:
Film rental and advertising costs	181.2	186.0
Cost of concessions	20.2	19.4
Rent expense	68.8	63.1
Other operating expenses	157.4	136.9
General and administrative expenses	15.6	14.6
Depreciation and amortization	43.2	35.9
Merger and restructuring expenses and amortization of deferred stock compensation	1.8	2.2
Net gain on disposal and impairment of operating assets	(1.1)	(2.6)
Gain on lawsuit settlement	(8.2)	—

TOTAL OPERATING EXPENSES	478.9	455.5

INCOME FROM OPERATIONS	61.6	72.6
OTHER (EXPENSE) INCOME:
Interest expense, net	(19.2)	(13.7)
Minority interest in earnings of consolidated subsidiaries	(1.1)	(0.3)
Other, net	(3.4)	0.1

TOTAL OTHER EXPENSE, NET	(23.7)	(13.9)

INCOME BEFORE INCOME TAXES	37.9	58.7
PROVISION FOR INCOME TAXES	(15.1)	(23.4)

NET INCOME	$22.8	$35.3

EARNINGS PER SHARE:
Basic	$0.16	$0.27
Diluted	$0.16	$0.26
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	142,238	131,805
Diluted	145,660	137,012

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended April 1, 2004	Quarter Ended March 27, 2003
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22.8	$35.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43.2	35.9
Amortization of deferred stock compensation	1.4	1.2
Minority interest in earnings of consolidated subsidiaries	1.1	0.3
Deferred income tax expense	0.1	0.4
Net gain on disposal and impairment of operating assets	(1.1)	(2.6)
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	12.8	7.7
Inventories	(0.2)	0.5
Prepaid expenses and other current assets	18.5	9.8
Accounts payable	(74.5)	(34.2)
Income taxes payable	2.0	9.0
Accrued expenses and other liabilities	(0.5)	14.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	25.6	77.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17.7)	(23.9)
Proceeds from disposition of assets	13.1	10.3
Proceeds from sale-leaseback transaction	11.5	—
Decrease in other assets	(2.2)	—
Cash used to purchase partnership interest	(4.3)	—
Decrease in reimbursable construction advances	—	8.8
Decrease in restricted cash	—	12.3

NET CASH PROVIDED BY INVESTING ACTIVITIES	0.4	7.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(25.6)	(19.8)
Proceeds from stock option exercises	6.0	2.4
Net payments on long term obligations	(7.7)	(7.8)
Payment of bankruptcy claims and liabilities	(0.9)	(12.5)
Payment of debt acquisition costs and other	(0.6)	—

NET CASH USED IN FINANCING ACTIVITIES	(28.8)	(37.7)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2.8)	47.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288.8	276.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$286.0	$323.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9.8	$1.4

Cash paid for interest	$24.8	$23.2

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,020 screens in 545 theatres in 39 states as of April 1, 2004. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

        During 2000 and 2001, United Artists and a majority of its subsidiaries at that time (the "United Artists Bankrupt Entities"), Edwards Theatre Circuit Affiliated Group and its subsidiaries at that time (the "Edwards Bankrupt Entities"), and Regal Cinemas, Inc. and its subsidiaries at that time (the "Regal Cinemas, Inc. Bankrupt Entities") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below, as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and the Edwards Bankrupt Entities were approved by the United States Bankruptcy Courts for the District of Delaware and the Central District of California, respectively. Such joint plans of reorganization became effective on March 2, 2001 ("UA Effective Date") for the United Artists Bankrupt Entities and September 29, 2001 ("Edwards Effective Date") for the Edwards Bankrupt Entities. The United States Bankruptcy Court for the Middle District of Tennessee approved the Regal Cinemas, Inc. Bankrupt Entities' joint plan of reorganization on December 7, 2001, and it became effective on January 29, 2002. Also on that date, the Anschutz Corporation and its subsidiaries ("Anschutz") and the other stockholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc. Edwards was formed in connection with the reorganization of the Edwards Bankrupt Entities to, among other things, effect the substantive consolidation of the Edwards Bankrupt Entities through their merger into Edwards. As a result of the merger transaction, Edwards succeeded to all of the assets and liabilities of the Edwards Bankrupt Entities.

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

        For further discussion of the series of events leading to the formation of the Company and other significant transactions which have occurred through January 1, 2004, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 16, 2004 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended January 1, 2004.

        Regal acquired certain theatre operations of Hoyts on March 28, 2003. The results of operations of the acquired theatre locations have been included in the accompanying unaudited condensed consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003. See Note 2—"Acquisition" for further discussion of this transaction.

        The Company has prepared the unaudited condensed consolidated balance sheet as of April 1, 2004 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended April 1, 2004 are not necessarily indicative of the operating results that may be achieved for the full 2004 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. ACQUISITION

        On March 28, 2003, Regal acquired 52 Hoyts theatres representing 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts. The purchase price of approximately $213.1 million includes cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million as of the date of issuance, and the assumption of certain capital lease and other obligations with an aggregate fair value of approximately $25.0 million. The value of the 4,761,904 Class A common shares issued was determined based on the closing market price of Regal's common shares on February 4, 2003, the date on which the terms of the acquisition were agreed to and announced. The transaction was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the accompanying financial statements for the periods subsequent to the acquisition date of March 28, 2003.

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

        The following unaudited pro forma results of operations assume the acquisition occurred as of the beginning of the quarter ended March 27, 2003. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated.

Quarter Ended March 27, 2003
Revenues	$574.0
Operating income	78.9
Net income	38.7
Earnings per share:
Basic	$0.28
Diluted	$0.27

3. LONG-TERM OBLIGATIONS

        Long-term obligations at April 1, 2004 and January 1, 2004 consist of the following (in millions):

	April 1, 2004	January 1, 2004
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas Senior Credit Facility	502.9	509.6
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	95.5	96.0
Capital lease obligations	25.4	25.4
Other	5.7	6.2

Total long-term obligations	1,219.5	1,227.2
Less current maturities	(31.3)	(31.1)

Total long-term obligations, net	$1,188.2	$1,196.1

        Please refer to Note 10 to the accompanying unaudited condensed financial statements for a discussion of significant investing and financing transactions effected subsequent to the quarter ended April 1, 2004.

4. INCOME TAXES

        The provision for income taxes of $15.1 million and $23.4 million for the quarters ended April 1, 2004 and March 27, 2003 reflect effective tax rates of approximately 39.8% and 39.9%, respectively.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 2—"Acquisition." Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's allowable annual deduction with respect to the Hoyts net operating loss carryforwards is limited to approximately $8.6 million. As of April 1, 2004, the Company has recorded deferred tax assets in the amount of approximately $33.9 million, net of a valuation allowance of approximately $14.7 million, in connection with the Hoyts acquisition.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at April 1, 2004 and January 1, 2004, totaling $48.9 million, as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to these respective acquisitions.

5. CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of April 1, 2004, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of April 1, 2004, 53,642,329 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 89,216,142 shares were outstanding as of April 1, 2004, all of which are held by Anschutz and OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group"). Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of April 1, 2004. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. The Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 12 to the financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended January 1, 2004.

  Warrants

        Other than disclosed in Note 7 to the financial statements included in Part II, Item 8 to our annual report on Form 10-K for the fiscal year ended January 1, 2004, no warrants to acquire the Company's common stock were outstanding at April 1, 2004.

  Stock-based Compensation

        In connection with the July 1, 2003 extraordinary cash dividend and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, which is currently from $3.4851 to $18.2494 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 2,298,067, and an increase in the total number of authorized shares under the Plan to 13,492,421. As of April 1, 2004 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 9,716,420 shares of Class A common stock under the Plan. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

        The Company has elected to continue accounting for its stock option grants under its 2002 Stock Incentive Plan using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's 2002 Stock Incentive Plan been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, the Company's reported net income and diluted earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Quarter ended April 1, 2004	Quarter ended March 27, 2003
Net income available to common stockholders as reported:	$22.8	$35.3
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.8)
Pro forma net income	$22.6	$34.5

Basic earnings per share:
As reported	$0.16	$0.27
Pro forma	$0.16	$0.26
Diluted earnings per share:
As reported	$0.16	$0.26
Pro forma	$0.16	$0.25

6. COMMITMENTS AND CONTINGENCIES

  Sale-Leaseback Transaction

        During the quarter ended April 1, 2004, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres. Under the terms of this transaction, Regal Cinemas sold the land and related improvements of the theatre for approximately $11.5 million and leased it back for an initial lease term of approximately 14 years. We account for this lease as an operating lease. The gain on the transaction of $2.0 million was deferred and is being amortized over the term of the lease agreement.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At April 1, 2004, Regal Cinemas had accrued approximately $2.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

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

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation ("Loews"), Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants' motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to defend vigorously the Plaintiffs' claims.

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

7. RELATED PARTY TRANSACTIONS

        During the quarter ended April 1, 2004, we incurred approximately $0.7 million of expenses payable to an Anschutz affiliate for telecommunication services and approximately $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane. Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain marketing and business services.

        During the quarter ended April 1, 2004, an Anschutz affiliate paid us for rent and other expenses related to a theatre facility, which totaled approximately $0.1 million for the quarter ended April 1, 2004. Under this agreement, the Anschutz affiliate pays Regal Cinemas approximately $0.3 million annually for rent and other expenses related to this facility.

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

	Quarter Ended April 1, 2004	Quarter Ended March 27, 2003
Net income	$22.8	$35.3
Weighted average shares outstanding (in thousands):
Basic:	142,238	131,805
Add common stock equivalents	3,422	5,207

Diluted:	145,660	137,012
Earnings per share
Basic:	$0.16	$0.27
Diluted	$0.16	$0.26

        Common stock equivalents consist principally of stock options and warrants. Stock options and warrants to purchase 11.3 million shares and 1.2 million shares of common stock for the quarters ended April 1, 2004 and March 27, 2003, respectively were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

        The $240 million convertible notes discussed in Note 7 to our financial statements included in Part II, Item 8 to our annual report on Form 10-K for the fiscal year ended January 1, 2004 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations.

9. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

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

        In March 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed Statement would be effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its consolidated financial position, cash flows and results of operations.

10. SUBSEQUENT EVENTS

  Recapitalization

        On April 15, 2004, Regal, along with a newly created subsidiary, Regal Cinemas Bonds Corporation ("RCBC"), commenced a cash tender offer and consent solicitation for the $350 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Notes"). On April 27, 2004, the Company completed its consent solicitation with respect to the Notes amending the indenture governing the Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Notes tendered will be $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Notes for those holders who properly tendered their Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2004. Total consideration for the tender offer and consent solicitation is expected to approximate $65.0 million. Such tender offer is scheduled to expire on May 12, 2004. Regal and RCBC intend to finance the tender offer and consent solicitation with a portion of the proceeds from a refinancing of Regal Cinemas' existing indebtedness. The new indebtedness will consist of a $1,750.0 million senior secured credit facility, including a term loan of approximately $1,650.0 million and a revolving credit facility of $100.0 million (the "Refinancing") as described below. Approximately $934.7 million of the proceeds from the Refinancing, together with a portion of Regal Cinemas' available cash, will be distributed by Regal Cinemas to Regal, which will use approximately $710.0 million of the proceeds to pay an extraordinary dividend of approximately $5.00 per share to its holders of Class A and Class B common stock subject to board approval, with the balance set aside for the potential acquisitions described below and for general corporate purposes. Regal expects that the amount of its future quarterly dividend will, at a minimum, be maintained at the current level of $0.18 per share. Upon consummation of the Refinancing, Regal expects to recognize a loss on debt extinguishment of up to $110 million. The complete terms and conditions of the offer and consent solicitation are described in the Offer to Purchase and Consent Solicitation Statement, dated April 15, 2004.

  Regal Cinemas Fourth Amended and Restated Credit Agreement

        On May 10, 2004, Regal Cinemas entered into a new senior secured term loan facility (the "Term Facility") in an aggregate principal amount of up to $1,650.0 million and a new senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million (the "Revolving Facility" and, together with the Term Facility, the "Senior Credit Agreement"), which includes a $30.0 million letter of credit subfacility. The Term Facility will mature six and one half years after the closing date, and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in equal quarterly installments during the final six months of the Term Facility. The Revolving Facility will mature five years after the closing date. Regal Cinemas' obligations are secured by, among other things, the capital stock of Regal Cinemas and most of its subsidiaries, mortgages on many of its and its subsidiary guarantors owned and leased properties and a security interest in substantially all of its and its subsidiary guarantors tangible and intangible personal property assets (including but not limited to accounts receivable, inventory, equipment, general intangibles, intercompany notes, investment property, material deposit and securities accounts, and intellectual property), as set forth in the Senior Credit Agreement.

        As of May 10, 2004, Regal Cinemas had approximately $84.1 million available for drawing under the Revolving Facility. Regal Cinemas also maintains letters of credit of $30.0 million (of which approximately $15.9 million was outstanding as of May 10, 2004), which reduces the availability under the Revolving Facility.

        Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse First Boston or one of its affiliate banks, and the Federal Funds Effective Rate plus 1/2 of 1.0%. As of May 10, 2004, the interest rate on the Term Facility was approximately 4%.

        Borrowings under the Revolving Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate, plus, in each case, an applicable margin, subject to adjustment based on the consolidated leverage ratio of Regal Cinemas. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for adjusted Eurodollar rate borrowings under the Revolving Facility. Calculation of interest shall be on the basis of the actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of base rate loans based on the Prime Rate) and interest shall be payable at the end of each interest period and, in any event, at least every 3 months.

        Regal Cinemas may prepay borrowings under the Senior Credit Agreement, in whole or in part, in minimum amounts and subject to other conditions set forth in the Senior Credit Agreement. Regal Cinemas is required to make mandatory prepayments with:

  •
  50% of excess cash flow, with elimination based upon achievement and maintenance of a leverage ratio of less than 3.50:1.00;

  •
  100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its restricted subsidiaries, subject to certain exceptions (including reinvestment rights);

  •
  100% of the net cash proceeds of issuances of Regal Cinemas' funded debt and the funded debt of its subsidiaries, subject to exceptions; and

  •
  50% of the net cash proceeds of issuances of Regal Cinemas' equity securities, including the net cash proceeds of capital contributions to Regal Cinemas, with elimination based upon achievement and maintenance of a leverage ratio of less than 3.50:1.00.

        The above-described mandatory prepayments shall be applied pro rata to the remaining amortization payments under the Term Facility. When there are no longer outstanding loans under the Term Facility, mandatory prepayments will be applied, to prepay outstanding loans under the Revolving Facility with no corresponding permanent reduction of commitments under the Revolving Facility.

        The Senior Credit Agreement includes several financial covenants, including:

  •
  maximum ratios of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) Consolidated EBITDAR (as defined in the Senior Credit Agreement);

  •
  maximum ratios of funded debt (net of unencumbered cash) to Consolidated EBITDA (as defined in the Senior Credit Agreement), initially equal to 4.00:1.00 and with levels for future periods to be agreed upon;

  •
  minimum ratios of (i) Consolidated EBITDAR to (ii) the sum of interest expense plus lease expense; and

  •
  maximum capital expenditures, limited to 35% of Consolidated EBITDA for the prior fiscal year and subject to a one-year carryforward for unused amounts (including the current carryforward allowance under our existing credit agreement).

        The Senior Credit Agreement contains customary affirmative covenants including, without limitation, maintenance of corporate existence and rights; performance of obligations; delivery of financial statements and other financial information; delivery of notices of default, litigation, ERISA events and material adverse change; maintenance of properties in good working order; maintenance of satisfactory insurance; maintenance of a rating of the Senior Credit Agreement by each of Standard & Poor's Ratings Services and Moody's Investors Service, Inc; compliance with laws; inspection of books and properties; further assurances; and payment of taxes.

        The Senior Credit Agreement also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit Regal Cinemas' ability to pay dividends, to make advances to the Company or its other subsidiaries and otherwise to engage in intercompany transactions. These limitations will restrict its ability to fund operations outside of Regal Cinemas with funds generated at Regal Cinemas.

        The Senior Credit Agreement specifies customary events of default including, without limitation, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount in excess of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control.

  Acquisitions

        On April 27, 2004, the Company announced pending acquisitions of a total of 37 theatres and 384 screens from three separate theatre circuits. On April 26, 2004, the Company signed an agreement with Signature Theatres to acquire 30 theatres comprising 309 screens in California and Hawaii. Consummation of this acquisition is subject to customary closing conditions. On April 29, 2004, Regal closed the acquisition of five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal also closed the acquisition of two theatres with 26 screens in the Northeastern United States. The total aggregate cash purchase price for the combined acquired theatres is estimated to be approximately $226 million. Regal expects the remaining transaction to be consummated in the second or third fiscal quarter of 2004.

  Other Transactions

        On April 27, 2004, the Company declared a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock, payable on June 15, 2004, to stockholders of record on June 1, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our annual report on Form 10-K filed on March 16, 2004 with the Securities and Exchange Commission (File No. 001-31315) for the Company's fiscal year ended January 1, 2004. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,020 screens in 545 theatres in 39 states as of April 1, 2004. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

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

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the financial statements included in Part II, Item 8 to our annual report on Form 10-K for the fiscal year ended January 1, 2004.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. The results of operations of the acquired Hoyts theatre locations have been included in the Company's financial statements for periods subsequent to the acquisition date of March 28, 2003.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004 and "Results of Operations" below.

Results of Operations

        The theatre exhibition industry fared better than expected during the first calendar quarter of 2004 against a solid first calendar quarter 2003 box office comparison, with strong performances from The Passion of the Christ and certain other films released in the latter half of the first calendar quarter of 2004. Based on our review of selected industry sources, we believe national box office revenues in the first calendar quarter of 2004 increased moderately (approximately 5%-7%) over that of the first quarter of 2003. We believe that 2004 box office results have benefited from increased average ticket prices per patron, coupled with a slight increase in national attendance. The increase in average ticket price per patron is attributable to increases in ticket prices and a favorable film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. Although the film mix favorably impacted average ticket prices per patron, the film mix caused concession revenues per patron to increase marginally in the first quarter of 2004.

        Because of the timing of our fiscal 2004 calendar, we experienced a significant one-week calendar shift for the quarter ended April 1, 2004 ("Q1 2004 Period") from the quarter ended March 27, 2003 ("Q1 2003 Period"). As a result, our Q1 2004 Period began one week later (on January 2, 2004) than that of the Q1 2003 Period, which began on December 27, 2002. While the Q1 2004 Period results of operations exceeded our internal forecast, our results were expectedly down when compared to our results for the Q1 2003 Period. The decline in the Company's quarter-over-quarter operating results was primarily attributable to the lack of the benefit of the traditionally high attendance week between Christmas and New Year's Day in the Q1 2004 results. The additional week is significant in that it accounted for approximately 10.2 million attendees. The decline in attendance attributable to the Q1 2004 calendar shift was partially offset by (1) the inclusion of the results of operations of the acquired Hoyts Cinemas theatres in the Q1 2004 Period that were not included in the Q1 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003 and (2) increases in Regal CineMedia advertising and business meetings and events revenues. In addition, the Q1 2004 Period box office results benefited from a 4.0% increase in average ticket prices per patron due to sales of a greater proportion of full-price tickets from R-rated films, such as The Passion of the Christ. As such films are not typically "concession-friendly," our Q1 2004 Period concession revenues decreased slightly over the Q1 2003 Period as a result of the film product mix.

        Total revenue for the Q1 2004 Period was $540.5 million, a 2.3% increase from total revenue of $528.1 million for the Q1 2003 Period. Income from operations declined 15.2% to $61.6 million for the Q1 2004 Period compared to $72.6 million in the Q1 2003 Period. Net income was $22.8 million in the Q1 2004 Period, a 35.4% decrease from net income of $35.3 million in the Q1 2003 Period. Earnings per diluted share decreased 38.4% to $0.16 for the Q1 2004 Period compared to $0.26 during the Q1 2003 Period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was

$100.3 million for the Q1 2004 Period, a decrease of 7.4% from $108.3 million in the Q1 2003 Period and represented an EBITDA margin of approximately 18.6%. A tabular reconciliation of net cash provided by operating activities to EBITDA and net income is provided below under "Results of Operations—EBITDA."

        Subsequent to the Q1 2004 Period, the Company made significant progress with its strategic initiatives. Please refer to Note 10 to the accompanying unaudited condensed financial statements for a discussion of significant investing and financing transactions effected subsequent to the Q1 2004 Period.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the Q1 2004 Period and the Q1 2003 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q1 2004 Period		Q1 2003 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$368.9	68.3%	$361.3	68.4%
Concessions	136.7	25.3	137.5	26.0
Other operating revenues	34.9	6.4	29.3	5.6

Total revenue	540.5	100.0	528.1	100.0
Operating expenses:
Film rental and advertising costs(1)	181.2	49.1	186.0	51.5
Cost of concessions(2)	20.2	14.8	19.4	14.1
Rent expense(3)	68.8	12.7	63.1	11.9
Other operating expense(3)	157.4	29.1	136.9	25.9
General and administrative expense(3)	15.6	2.9	14.6	2.8
Depreciation and amortization(3)	43.2	8.0	35.9	6.8
Merger and restructuring expenses and amortization of deferred stock compensation(3)	1.8	0.3	2.2	0.4
Net gain on disposal and impairment of operating assets(3)	(1.1)	(0.2)	(2.6)	(0.5)
Gain on lawsuit settlement	(8.2)	(1.5)	—	*

Total operating expenses(3)	478.9	88.6	455.5	86.3

Income from operations(3)	61.6	11.4	72.6	13.7

Interest expense, net(3)	19.2	3.6	13.7	2.6
Provision for income taxes(3)	15.1	2.8	23.4	4.4
Net income(3)	22.8	4.2	35.3	6.7
EBITDA(3),(6)	100.3	18.6	108.3	20.5
Attendance	57.2	*	58.3	*
Average ticket price(4)	$6.45	*	$6.20	*
Average concession per patron(5)	$2.39	*	$2.36	*

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

Q1 2004 Period Compared to Q1 2003 Period

  Admissions

        Total admissions revenues increased $7.6 million, or 2.1%, to $368.9 million for the Q1 2004 Period, from $361.3 million for the Q1 2003 Period. The increase in admissions revenues in the Q1 2004 Period compared to the Q1 2003 Period was primarily attributable to a 4.0% increase in average ticket price per patron, partially offset by 1.9% decrease in attendance. The decrease in attendance is primarily related to a shift in our fiscal 2004 calendar which began one week later in the Q1 2004 Period (on January 2, 2004) than that of the Q1 2003 Period, which began on December 27, 2002. As a result, the Q1 2004 Period did not benefit from the traditionally high attendance week between Christmas and New Year's Day. The additional week is significant in that it accounted for approximately 10.2 million attendees. The decline in attendance attributable to the calendar shift was partially offset by the inclusion of the results of operations of the acquired Hoyts Cinemas theatres in the Q1 2004 Period that were not included in the Q1 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. The 4.0% increase in average ticket prices was due to sales of a greater proportion of full-price tickets from R-rated films, which favorably impacted our box office results. Excluding the effects of the inclusion of Hoyts and the impact of the one-week calendar shift during the Q1 2004 Period, attendance for the Q1 2004 Period was approximately 58.0 million, a 0.5% decrease from the Q1 2003 Period.

  Concessions

        Total concessions revenues decreased $0.8 million, or 0.6%, to $136.7 million for the Q1 2004 Period, from $137.5 million for the Q1 2003 Period. The decrease in concessions revenues in the Q1 2004 Period compared to the Q1 2003 Period was due to the 1.9% decrease in attendance, partially offset by a 1.3% increase in average concessions per patron. This decline in concessions revenue is primarily attributable to film product mix, which was comprised of a higher proportion of R-rated film product. These films typically result in lower concessions revenue.

  Other Operating Revenues

        Total other operating revenues increased $5.6 million, or 19.1%, to $34.9 million for the Q1 2004 Period, from $29.3 million for the Q1 2003 Period. Included in other operating revenues are on-screen advertising revenues, meetings and events, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in advertising and meetings revenues generated by Regal CineMedia and to a lesser extent, the inclusion of Hoyts for the Q1 2004 Period.

  Film Rental and Advertising Costs

        Film rental and advertising costs decreased $4.8 million, or 2.6%, to $181.2 million in the Q1 2004 Period, from $186.0 million in the Q1 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 49.1% in the Q1 2004 Period as compared to 51.5% in the Q1 2003 Period as a result of a favorable film product mix during the Q1 2004 Period. The decrease in film rental and advertising costs during the Q1 2004 Period was primarily attributable to the decline in attendance due to the Q1 2004 Period one-week calendar shift, partially offset by the inclusion of Hoyts during the Q1 2004 Period.

  Cost of Concessions

        Cost of concessions increased $0.8 million, or 4.1%, to $20.2 million in the Q1 2004 Period, from $19.4 million in the Q1 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.8% in the Q1 2004 Period as compared to 14.1% in the Q1 2003 Period. The increase in the cost of concessions in the Q1 2004 Period as a percentage of concessions revenues is primarily attributable to product mix, offset by the realization of operating efficiencies realized through the 2003 integration of Hoyts.

  Rent Expense

        Rent expense increased $5.7 million, or 9.0%, to $68.8 million in the Q1 2004 Period from $63.1 million in the Q1 2003 Period. Rent expense as a percentage of total revenues was 12.7% and 11.9% for the Q1 2004 Period and Q1 2003 Periods, respectively. The increase in rent expense in the Q1 2004 Period was primarily attributable to the inclusion of Hoyts during the Q1 2004 Period and to a lesser extent, marginal increases in contingent rent expense. The increase in rent expense as a percentage of total revenues is primarily attributable to the decline in total attendance and revenue per screen for the Q1 2004 Period.

  Other Operating Expenses

        Other operating expenses increased $20.5 million, or 15.0%, to $157.4 million in the Q1 2004 Period, from $136.9 million in the Q1 2003 Period. Other operating expenses as a percentage of total revenues increased to 29.1% in the Q1 2004 Period as compared to 25.9% in the Q1 2003 Period. The increase in total other operating expenses in the Q1 2004 Period was primarily attributable to incremental costs associated with the inclusion of Hoyts for the Q1 2004 Period, coupled with incremental expenses associated with Regal CineMedia. The increase in other operating expenses as a percentage of total revenues is primarily attributable to the decline in total attendance and revenue per screen for the Q1 2004 Period.

  General and Administrative Expenses

        General and administrative expenses increased $1.0 million, or 6.8%, to $15.6 million during the Q1 2004 Period, from $14.6 million in the Q1 2003 Period. As a percentage of total revenues, general and administrative expenses remained relatively consistent at approximately 2.9% and 2.8% in the Q1 2004 Period and Q1 2003 Periods, respectively. The increase in general and administrative expenses during the Q1 2004 Period was primarily attributable to the inclusion of Hoyts during the Q1 2004 Period.

  Depreciation and Amortization

        Depreciation and amortization increased $7.3 million, or 20.3%, to $43.2 million in the Q1 2004 Period, from $35.9 million in the Q1 2003 Period. The increase during the Q1 2004 Period in depreciation and amortization is primarily due to the inclusion of Hoyts during the Q1 2004 Period.

  Income from Operations

        Income from operations totaled approximately $61.6 million for the Q1 2004 Period, which represents a decrease of $11.0 million, or 15.2% from $72.6 million in the Q1 2003 Period. The decrease in operating income during the Q1 2004 Period is primarily attributable to the shift in our fiscal 2004 calendar which began one week later in the Q1 2004 Period and resulted in a decline in attendance and revenue per screen and a marginal deterioration in certain operating expense line items during the Q1 2004 Period. The decline in attendance attributable to the Q1 2004 Period calendar shift was partially offset by the inclusion of the results of operations of the acquired Hoyts Cinemas theatres in the Q1 2004 Period, increases in Regal CineMedia advertising and business meetings and events, a gain on settlement of a lawsuit and certain realized benefits associated with the integration of Hoyts.

  Interest Expense

        Net interest expense increased $5.5 million, or 40.1%, to $19.2 million in the Q1 2004 Period, from $13.7 million in the Q1 2003 Period. The increase in interest expense in the Q1 2004 Period is principally due to higher outstanding indebtedness for the Q1 2004 Period as a result of the financing arrangements consummated in the second fiscal quarter of 2003 in connection with the 2003 extraordinary dividend transaction.

  Income Taxes

        The provision for income taxes of $15.1 million and $23.4 million for the Q1 2004 Period and the Q1 2003 Period reflect effective tax rates of approximately 39.8% and 39.9%, respectively.

  Net Income

        Net income totaled $22.8 million for the Q1 2004 Period, which represents a decrease of $12.5 million from $35.3 million in the Q1 2003 Period.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $100.3 million, or 18.6% of total revenues, for the Q1 2004 Period and $108.3 million, or 20.5% of total revenues, for the Q1 2003 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations and because it is a primary financial measure used by management to assess the Company's performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail below in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net cash provided by operating activities to EBITDA to net income is calculated as follows (in millions):

	Q1 2004 Period	Q1 2003 Period
Net cash provided by operating activities	$25.6	$77.5
Changes in working capital items and other	36.0	(4.9)

Income from operations	61.6	72.6
Depreciation and amortization	43.2	35.9
Minority interest and other, net	(4.5)	(0.2)

EBITDA	100.3	108.3
Depreciation and amortization	(43.2)	(35.9)
Interest expense, net	(19.2)	(13.7)
Provisions for income taxes	(15.1)	(23.4)

Net income	$22.8	$35.3

Cash Flows

        The following table summarizes certain cash flow data for the Q1 2004 and Q1 2003 Periods (in millions):

	Q1 2004 Period	Q1 2003 Period
Net cash provided by operating activities	$25.6	$77.5
Net cash provided by investing activities	0.4	7.5
Net cash used in financing activities	(28.8)	(37.7)

Net increase in cash and cash equivalents	$(2.8)	$47.3

  Q1 2004 Period Compared to Q1 2003 Period

        Cash flows generated from operating activities were approximately $25.6 million for the Q1 2004 Period compared to approximately $77.5 million for the Q1 2003 Period. The $51.9 million net decrease was attributable to a $12.5 million decrease in net income partially offset by a net increase of $9.5 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included an increase in depreciation and amortization of $7.3 million, which is primarily attributable to inclusion of Hoyts during the Q1 2004 Period and not in the Q1 2003 Period because Hoyts was acquired on March 28, 2003. In addition, a net decrease of $48.9 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. The net decrease in operating assets and liabilities was primarily related to a $53.3 million decrease in the change in prepaid expenses and other current assets, accounts payable, income taxes payable and accrued expenses and other liabilities. The changes in working capital were primarily related to the change in the Company's calendar for the Q1 2004 Period as compared to the Q1 2003 Period. Capital expenditures were $17.7 million for the Q1 2004 Period compared to $23.9 million for the Q1 2003 Period. Such decrease is primarily due to fewer capital expenditures associated with Regal CineMedia during the Q1 2004 period. Cash flows used in financing activities were approximately $28.8 million for the Q1 2004 Period compared to cash flows used in financing activities of approximately $37.7 million for the Q1 2003 Period. The net decrease in cash flows used in financing activities during the Q1 2004 Period is primarily attributable to fewer payments of bankruptcy claims and liabilities, partially offset by an increase in our Q1 2004 Period dividend payment.

Liquidity and Capital Resources

        We expect our primary uses of cash to be for operating expenses, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend. Our principal sources of liquidity are from our operating subsidiaries. Our operating subsidiaries principal uses of cash are for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for our subsidiaries are cash generated from operations, cash on hand and the revolving credit facilities provided for under Regal Cinemas' credit facility.

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

        We fund the cost of our operating subsidiaries' capital expenditures through internally generated cash flows, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, development of our DCN, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $125 million to $130 million in fiscal 2004. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $15 million to $20 million in connection with Regal CineMedia during fiscal 2004. Regal CineMedia capital expenditures will be made in connection with the deployment of our DCN to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Q1 2004 Period, we invested an aggregate of approximately $17.7 million in capital expenditures.

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

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under Regal Cinemas' then existing senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes. The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration. As a result of this additional indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

        Concurrent with the issuance of our $240 million 3 3/4% Convertible Senior Notes, we entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common Stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of stockholders' equity. See Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004 for further description of the above debt facilities and the related convertible note hedge and warrant transactions.

        The $240 million 3 3/4% Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the principal amount of the Convertible Senior Notes upon a conversion event.

        On March 12, 2004, we paid a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock, or $25.6 million in the aggregate, to our stockholders on February 26, 2004. On April 27, 2004, the Company declared a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock, payable on June 15, 2004, to stockholders of record on June 1, 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of April 1, 2004, Regal Cinemas had $145 million available under its undrawn amended and restated senior revolving credit facility, $502.9 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of April 1, 2004), which reduces the availability under its senior revolving credit facility.

        See Note 10 to the accompanying unaudited condensed financial statements for a discussion of significant investing and financing transactions effected subsequent to the quarter ended April 1, 2004.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of January 1, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004. As of April 1, 2004, there were no significant changes in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months. See Note 10 to the accompanying unaudited condensed financial statements for a discussion of significant investing and financing transactions effected subsequent to the quarter ended April 1, 2004.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004. As of April 1, 2004, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 9 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The third amended and restated credit agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of April 1, 2004, term borrowings of $502.9 million under the third amended and restated credit agreement were outstanding. Borrowings under this facility bear interest, at the Company's option, at either a base rate (which is the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.25% to 2.50% for the term loan facility. The borrowings outstanding under the New Term Loan D facility bore interest of approximately 3.3% as of April 1, 2004. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at April 1, 2004, would have increased reported interest expense by approximately $629,000 for the quarter ended April 1, 2004.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 1, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 1, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Pursuant to the introductory instruction to Part II (Other Information) of Form 10-Q, the information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6 (Commitments and Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
  (b)
  Current reports on Form 8-K filed during our first fiscal quarter of 2004:

  •
  Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and furnished pursuant to Item 12 (Results of Operations and Financial Condition) on February 10, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: May 11, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: May 11, 2004	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: May 11, 2004	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications