Form 10-Q
period 2004-07-01
REGAL ENTERTAINMENT GROUP
filed 2004-08-10
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2004

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

        Class A Common Stock—54,707,659 shares outstanding at August 6, 2004

        Class B Common Stock—89,216,142 shares outstanding at August 6, 2004

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2004	January 1, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$356.1	$288.8
Restricted cash	0.6	0.6
Trade and other receivables, net	31.2	34.9
Inventories	8.6	6.6
Prepaid expenses and other current assets	22.5	32.8
Assets held for sale	6.4	7.1
Deferred income tax asset	5.8	5.8

TOTAL CURRENT ASSETS	431.2	376.6
PROPERTY AND EQUIPMENT:
Land	121.8	132.7
Buildings, leasehold improvements and equipment	2,022.8	1,981.4
Construction in progress	17.5	8.9

Total property and equipment	2,162.1	2,123.0
Accumulated depreciation and amortization	(384.9)	(305.1)

Total property and equipment, net	1,777.2	1,817.9
GOODWILL	196.4	197.3
DEFERRED TAX ASSET	35.9	35.9
OTHER NON-CURRENT ASSETS	36.9	44.1

TOTAL ASSETS	$2,477.6	$2,471.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.9	$31.1
Accounts payable	149.9	194.4
Accrued expenses	47.6	71.7
Income taxes payable	41.2	47.0
Deferred revenue	75.5	65.1
Bankruptcy claims and liabilities	1.3	3.5

TOTAL CURRENT LIABILITIES	576.4	412.8
DEBT OBLIGATIONS	1,635.8	1,077.8
LEASE FINANCING ARRANGEMENTS	92.5	93.8
CAPITAL LEASE OBLIGATIONS	24.2	24.5
OTHER NON-CURRENT LIABILITIES	67.1	64.1

TOTAL LIABILITIES	2,396.0	1,673.0
MINORITY INTEREST	2.1	3.9
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 54,562,179 and 52,774,904 shares issued and outstanding at July 1, 2004 and January 1, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 89,216,142 shares issued and outstanding	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	36.2	730.4
Retained earnings	43.2	64.4

TOTAL STOCKHOLDERS' EQUITY	79.5	794.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,477.6	$2,471.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended July 1, 2004	Quarter Ended June 26, 2003	Two Quarters Ended July 1, 2004	Two Quarters Ended June 26, 2003
	(in millions, except share data)
REVENUES:
Admissions	$450.2	$439.9	819.1	801.2
Concessions	179.3	172.7	316.0	310.2
Other operating revenue	43.6	35.5	78.5	64.8

TOTAL REVENUE	673.1	648.1	1,213.6	1,176.2
OPERATING EXPENSES:
Film rental and advertising costs	243.7	249.4	424.9	435.4
Cost of concessions	26.4	24.0	46.6	43.4
Rent expense	70.3	70.3	139.1	133.4
Other operating expenses	160.1	152.5	317.5	289.4
General and administrative expenses	16.7	15.8	32.3	30.4
Depreciation and amortization	43.3	39.3	86.5	75.2
Merger and restructuring expenses and amortization of deferred stock compensation	1.6	2.6	3.4	4.8
Net loss (gain) on disposal and impairment of operating assets	(2.9)	0.9	(4.0)	(1.7)
Gain on lawsuit settlement	—	—	(8.2)	—

TOTAL OPERATING EXPENSES	559.2	554.8	1,038.1	1,010.3

INCOME FROM OPERATIONS	113.9	93.3	175.5	165.9
OTHER (EXPENSE) INCOME:
Interest expense, net	(21.4)	(15.4)	(40.6)	(29.1)
Minority interest in earnings of consolidated subsidiaries	0.2	(0.1)	(0.9)	(0.4)
Loss on extinguishment of debt	(76.0)	—	(76.0)	—
Other, net	(3.2)	—	(6.6)	0.1

TOTAL OTHER EXPENSE, NET	(100.4)	(15.5)	(124.1)	(29.4)

INCOME BEFORE INCOME TAXES	13.5	77.8	51.4	136.5
PROVISION FOR INCOME TAXES	6.1	30.7	21.2	54.1

NET INCOME	$7.4	$47.1	$30.2	$82.4

EARNINGS PER SHARE:
Basic	$0.05	$0.34	$0.21	$0.61
Diluted	$0.05	$0.33	$0.21	$0.59
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	143,466	138,473	142,852	135,139
Diluted	147,500	143,267	146,580	140,140

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended July 1, 2004	Two Quarters Ended June 26, 2003
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30.2	$82.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86.5	75.2
Amortization of deferred stock compensation	2.8	2.5
Minority interest in earnings of consolidated subsidiaries	0.9	0.4
Deferred income tax expense	0.8	8.7
Net gain on disposal and impairment of operating assets	(4.0)	(1.7)
Loss on extinguishment of debt	76.0	—
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	3.7	3.9
Inventories	(1.9)	(0.6)
Prepaid expenses and other current assets	12.8	0.9
Accounts payable	(41.4)	18.8
Income taxes payable	(5.8)	21.2
Accrued expenses and other liabilities	3.3	28.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	163.9	240.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46.0)	(53.9)
Proceeds from disposition of fixed assets	22.6	14.3
Proceeds from sale-leaseback transaction	11.5	—
Proceeds from disposition of partnership interest	2.8	—
Cash used to acquire Hoyts, net of cash acquired	—	(97.6)
Cash used for acquisitions, net of cash acquired	(26.9)	—
Decrease in other assets	(2.5)	—
Cash used to purchase partnership interest	(9.9)	—
Decrease in reimbursable construction advances	—	9.2
Decrease in restricted cash	—	15.8

NET CASH USED IN INVESTING ACTIVITIES	(48.4)	(112.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(769.8)	(41.0)
Proceeds from stock option exercises	12.6	8.2
Net payments on debt obligations	(565.6)	(11.7)
Cash used to redeem senior subordinated notes	(354.4)	—
Payment of bankruptcy claims and liabilities	(2.2)	(20.8)
Payment of debt acquisition costs and other	(18.8)	(10.8)
Proceeds from exercise of stock purchase warrants	—	37.5
Proceeds from Regal Cinemas senior credit facility	1,650.0	315.0
Proceeds from convertible notes offering	—	240.0
Net payment on convertible notes hedge and warrants	—	(18.8)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(48.2)	497.6

NET INCREASE IN CASH AND CASH EQUIVALENTS	67.3	625.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288.8	276.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$356.1	$901.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$15.3	$6.0

Cash paid for interest	$42.7	$27.1
Declaration of extraordinary dividend	$—	$716.0

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,053 screens in 544 theatres in 39 states as of July 1, 2004. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

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

        Regal acquired certain theatre operations of Hoyts on March 28, 2003. The results of operations of the acquired theatre locations have been included in the accompanying unaudited condensed consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003. See Note 2—"Acquisitions" for further discussion of this transaction.

        On April 26, 2004, the Company signed an agreement with Signature Theatres to acquire 30 theatres comprising 309 screens in California and Hawaii. Consummation of this acquisition is subject to customary closing conditions, including antitrust clearance. On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. The total aggregate cash purchase price for the combined acquisitions is estimated to be approximately $226.9 million, including approximately $200.0 million for the Signature Theatres acquisition, which is expected to close during the second half of fiscal 2004. The results of operations of the seven theatres acquired during the quarter ended July 1, 2004 have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 2—"Acquisitions" for further discussion of these transactions.

        On May 12, 2004, Regal, along with a newly created subsidiary of Regal Cinemas, Regal Cinemas Bonds Corporation ("RCBC"), completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Notes"). Approximately $298.1 million aggregate principal amount of the Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid to the tendering holders. Regal and RCBC financed the tender offer and consent solicitation with a portion of the proceeds from a refinancing of Regal Cinemas' then existing indebtedness. The new indebtedness consists of a $1,750.0 million senior secured credit facility of Regal Cinemas, including a senior secured term loan facility of approximately $1,650.0 million and a senior secured revolving credit facility of $100.0 million. Upon consummation of the refinancing, Regal recognized a loss on debt extinguishment of approximately $76.0 million. See Note 3—"Debt Obligations" for further discussion of these transactions.

        On May 13, 2004, Regal declared an extraordinary cash dividend of $5.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on May 21, 2004 were paid this dividend on June 2, 2004. The dividend was recorded as a reduction of additional paid-in capital upon declaration. A portion of the net proceeds from Regal Cinemas' new $1,750.0 million senior secured credit facility was used to fund the approximate $718.3 million extraordinary dividend. See Note 3—"Debt Obligations" for further description of the new Regal Cinemas senior secured credit facility.

        On June 30, 2004, Regal made a $50.0 million voluntary prepayment of the outstanding senior secured term loan.

        During the two quarters ended July 1, 2004, Regal paid two cash dividends of $0.18 per share on each share of the Company's Class A and Class B common stock, or $51.5 million in the aggregate.

        The Company has prepared the unaudited condensed consolidated balance sheet as of July 1, 2004 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly,

certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended July 1, 2004 are not necessarily indicative of the operating results that may be achieved for the full 2004 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.     ACQUISITIONS

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

        The following unaudited pro forma results of operations for the two quarters ended June 26, 2003 assume the acquisition of Hoyts occurred as of the beginning of the period. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future. Pro forma results for the quarter ended June 26, 2003 are not presented below because the Hoyts results are included in the statement of operations for the entire quarterly period.

(in millions except per share amounts)	Two Quarters Ended June 26, 2003
Revenues	$1,222.1
Operating income	172.2
Net income	85.8
Net income available to common stockholders	85.8
Earnings per share
Basic:	0.62
Diluted:	0.60

        On April 26, 2004, the Company signed an agreement with Signature Theatres to acquire 30 theatres comprising 309 screens in California and Hawaii. Consummation of this acquisition is subject to customary closing conditions, including antitrust clearance. On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. The total aggregate cash purchase price for the combined acquisitions is estimated to be approximately $226.9 million, including approximately $200.0 million for the Signature Theatres acquisition, which is expected to close during the second half of fiscal 2004. The results of operations of the seven theatres acquired during the quarter ended July 1, 2004 have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates.

3.     DEBT OBLIGATIONS

        Debt obligations at July 1, 2004 and January 1, 2004 consist of the following (in millions):

	July 1, 2004	January 1, 2004
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.9	350.0
Regal Cinemas Senior Credit Facility	1,595.9	509.6
Lease financing arrangements, 11.5%, maturing in various installments through 2021	95.0	96.0
Capital lease obligations	25.1	25.4
Other	5.5	6.2

Total debt obligations	2,013.4	1,227.2
Less current portion	(260.9)	(31.1)

Total debt obligations, net of current maturities	$1,752.5	$1,196.1

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the notes. On or after May 15, 2007, our note holders will have the option to convert their notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $16.0176 per share (which conversion price has been adjusted for the extraordinary dividends paid on July 1, 2003 and June 2, 2004 and the payment of our quarterly dividends on March 12, 2004 and June 15, 2004). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $16.0176 per share, subject to further adjustments described below, if:

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

        At the current conversion price of $16.0176 per share, each $1,000 of aggregate principal amount of notes would be convertible into approximately 62.4313 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained above, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common shares (at a current price per share of $16.0176). In the event of the conversion of the notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 14,983,518 shares of our Class A common stock (after giving effect to the extraordinary dividends paid on July 1, 2003 and June 2, 2004 and the quarterly dividends paid on March 12, 2004 and June 15, 2004) at a current exercise price of $18.4818 per share. We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $18.4818. When the fair value of our Class A common shares exceeds such price, the equity contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

        The Regal 3 3/4% Convertible Senior Notes allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations.

        On July 1, 2004, the closing sale price of our Class A common stock was $18.03, which exceeded 110% of the then current conversion price of $16.0176. Accordingly, as of July 1, 2004, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $16.0176. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in a reclassification of the $240.0 million principal amount of the Regal 3 3/4% Convertible Senior Notes as a current liability on the accompanying unaudited condensed consolidated balance sheet as of July 1, 2004. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

Regal Cinemas 9 3/8% Senior Subordinated Notes—On April 15, 2004, Regal and its subsidiary, RCBC, commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012. On April 27, 2004, the Company completed its consent solicitation with respect to the Notes amending the indenture governing the Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Notes for those holders who properly tendered their Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2004. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the new Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the new Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004, as described in Note 1—"The Company and Basis of Presentation." The remaining balance was retained for the fiscal 2004 acquisitions disclosed in Note 2—"Acquisitions" and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas' senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.0 million.

Regal Cinemas Fourth Amended and Restated Credit Agreement—On May 10, 2004, Regal Cinemas entered into the Fourth Amended and Restated Credit Agreement (the "Senior Credit Facility") with Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and the other lenders and agents party thereto, which is filed herewith as exhibit 4.1. The Senior Credit Facility consists of a term loan facility (the "Term Facility") in an aggregate principal amount of up to $1,650.0 million and a revolving credit facility in an aggregate principal amount of up to $100.0 million (the "Revolving Facility"). The Revolving Facility has a sublimit of $10.0 million for short term loans and a sublimit of $30.0 million for letters of credit.

        The Term Facility will mature on November 10, 2010 and the Revolving Facility will mature on May 10, 2009. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every 3 months. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2010 and the second on November 10, 2010. On June 30, 2004, Regal made a $50.0 million voluntary prepayment of the outstanding Term Facility.

        The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain real property. The obligations under the Senior Credit Facility are also guarantied by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries' personal property and certain real property. The obligations are further guarantied by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

        As of July 1, 2004, Regal Cinemas had approximately $83.6 million available for drawing under the Revolving Facility, including approximately $13.6 million available for the issuance of letters of credit under the letter of credit subfacility.

        Borrowings under the Senior Credit Facility bear interest, at Regal Cinemas' option, at either a base rate or an adjusted Eurodollar rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse First Boston, and the Federal Funds Effective Rate plus 0.5%. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the adjusted Eurodollar rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. As of July 1, 2004, the interest rate on the Term Facility was approximately 4.2%. See Note 10—"Subsequent Events" for further discussion of an amendment to the Senior Credit Facility to reduce the interest rate applicable to the Term Facility by 50 basis points.

        Regal Cinemas may prepay borrowings under the Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

  •
  50% of excess cash flow, with elimination based upon achievement and maintenance of a leverage ratio of less than 3.50:1.00;

  •
  100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its subsidiaries, subject to certain exceptions (including reinvestment rights);

  •
  100% of the net cash proceeds of issuances of funded debt of Regal Cinemas and its subsidiaries, subject to exceptions; and

  •
  50% of the net cash proceeds of issuances of equity securities by Regal Cinemas, including the net cash proceeds of capital contributions to Regal Cinemas, with elimination based upon achievement and maintenance of a leverage ratio of less than 3.50:1.00.

        The above-described mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the Term Facility. When there are no longer outstanding loans under the Term Facility, mandatory prepayments are be applied to prepay outstanding loans under the Revolving Facility with no corresponding permanent reduction of commitments under the Revolving Facility.

        The Senior Credit Facility includes several financial covenants including:

  •
  maximum ratios of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Senior Credit Facility) (initially set at 6.00:1.00 and declining in subsequent periods);

  •
  maximum ratios of funded debt (net of unencumbered cash) to consolidated EBITDA, (initially equal to 4.00:1.00 and declining in subsequent periods);

  •
  minimum ratio of (i) consolidated EBITDAR to (ii) the sum of interest expense plus lease expense of 1.50 to 1.0 throughout the term of the Senior Credit Facility; and

  •
  maximum capital expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year.

        The Senior Credit Facility contains customary affirmative covenants including, among other things, maintenance of corporate existence and rights; performance of obligations; delivery of financial statements and other financial information; delivery of notices of default, litigation, ERISA events and material adverse change; maintenance of properties; maintenance of insurance; maintenance of a rating of the Senior Credit Facility by each of Standard & Poor's Ratings Services and Moody's Investors Service, Inc; compliance with laws; inspection of books and properties; further assurances; and payment of taxes.

        The Senior Credit Facility also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit the ability of Regal Cinemas and its subsidiaries to, among other things, incur indebtedness, grant liens, make investments or acquisitions, engage in affiliate transactions, or pay dividends. These limitations will restrict the ability of Regal Cinemas ability to fund the operations the Company or any subsidiary of the Company that is not a subsidiary of Regal Cinemas.

        The Senior Credit Facility specifies customary events of default including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control.

Other Long-Term Obligations—All other long-term obligations not explicitly discussed herein are described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004.

4.     INCOME TAXES

        The provision for income taxes of $6.1 million and $30.7 million for the quarters ended July 1, 2004 and June 26, 2003 reflect effective tax rates of approximately 45.2% and 39.5%, respectively. The provision for income taxes of $21.2 million and $54.1 million for the two quarters ended July 1, 2004 and June 26, 2003 reflect effective tax rates of approximately 41.2% and 39.6%, respectively. The effective tax rates for the quarter and two quarters ended July 1, 2004 reflect the impact of certain non-deductible expenses.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 2—"Acquisitions." Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's allowable annual deduction with respect to the Hoyts net operating loss carryforwards is limited to approximately $8.6 million. As of July 1, 2004, the Company has recorded deferred tax assets in the amount of approximately $33.9 million, net of a valuation allowance of approximately $13.9 million, in connection with the Hoyts acquisition.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at July 1, 2004 and January 1, 2004, totaling $48.0 million and $48.9 million, respectively, as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to these respective acquisitions.

5.     CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of July 1, 2004, the Company's authorized capital stock consisted of:

    •
    500,000,000 shares of Class A common stock, par value $0.001 per share;

    •
    200,000,000 shares of Class B common stock, par value $0.001 per share; and

    •
    50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of July 1, 2004, 54,562,179 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 89,216,142 shares were outstanding as of July 1, 2004, all of which are held by The Anschutz Company and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of July 1, 2004. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. The Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 12 to the financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004.

  Warrants

        Other than disclosed in Note 3, no warrants to acquire the Company's common stock were outstanding as of July 1, 2004.

  Stock-based Compensation

        In connection with the June 2, 2004 extraordinary cash dividend and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, which is currently from $2.6901 to $17.83 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 2,617,820 and an increase in the total number of authorized shares under the Plan to 16,110,241. As of July 1, 2004 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 11,574,960 shares of Class A common stock under the Plan. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

	Quarter Ended July 1, 2004	Quarter Ended June 26, 2003	Two Quarters Ended July 1, 2004	Two Quarters Ended 2003 June 26,
Net income:	$7.4	$47.1	$30.2	$82.4
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(0.7)	$(0.7)	$(1.4)	$(1.5)

Pro forma net income	$6.7	$46.4	$28.8	$80.9

Basic earnings per share:
As reported	$0.05	$0.34	$0.21	$0.61
Pro forma	$0.05	$0.34	$0.20	$0.60
Diluted earnings per share:
As reported	$0.05	$0.33	$0.21	$0.59
Pro forma	$0.05	$0.32	$0.20	$0.58

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

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At July 1, 2004, Regal Cinemas had accrued approximately $1.3 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

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

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an ADA claim on appeal before it, and remanded the case to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The lawsuit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such appealed the Ninth Circuit's decision to the Supreme Court of the United States. After seeking an opinion from the United States Department of Justice, which had previously filed an amicus brief opposing our legal position before the Ninth Circuit, the Supreme Court denied our request for review. The matter is currently pending and will revert back to the District court for a determination of what, if anything, the Company will be required to do with respect to the claimed need to make the facilities more accessible.

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

7.     RELATED PARTY TRANSACTIONS

        During the quarter ended July 1, 2004, we incurred approximately $0.7 million of expenses payable to an Anschutz affiliate for telecommunication services and approximately $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane, and approximately $0.4 million of expenses payable to Anschutz affiliates for certain marketing and business services.

        During the quarter ended July 1, 2004, an Anschutz affiliate paid us for rent and other expenses related to a theatre facility, which totaled approximately $0.1 million for the quarter ended July 1, 2004. Under this agreement, the Anschutz affiliate pays Regal Cinemas approximately $0.3 million annually for rent and other expenses related to this facility.

8.     EARNINGS PER SHARE

        Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and warrants, using the treasury stock method. The components of basic and diluted earnings per share are as follows (in millions, except share data):

	Quarter Ended July 1, 2004	Quarter Ended June 26, 2003	Two Quarters Ended July 1, 2004	Two Quarters Ended June 26, 2003
Net income	$7.4	$47.1	$30.2	$82.4
Weighted average shares outstanding (in thousands):
Basic:	143,466	138,473	142,852	135,139
Add common stock equivalents	4,034	4,794	3,728	5,001

Diluted:	147,500	143,267	146,580	140,140
Earnings per share
Basic:	$0.05	$0.34	$0.21	$0.61
Diluted	$0.05	$0.33	$0.21	$0.59

        Common stock equivalents consist principally of stock options and warrants. Stock options and warrants to purchase 15.2 million shares and 12.5 million shares of common stock were outstanding at July 1, 2004 and June 26, 2003, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

        The $240.0 million convertible notes discussed in Note 7 to our financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations.

        The FASB has issued an Exposure Draft entitled, "Earnings per Share, an amendment of FASB Statement No. 128." The Exposure Draft proposes that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Company's $240.0 million convertible senior notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the Exposure Draft ended April 13, 2004, and the effective date for the proposed Statement is fiscal years ending after December 15, 2004. Upon adoption, all prior period earnings per share data would be adjusted to conform with the provisions of the Statement. Had the provisions of the Exposure Draft been effective for the reporting periods included herein, diluted earnings per share for the quarter and two quarters ended June 26, 2003 and the two quarters ended July 1, 2004 would each have been $0.01 lower than reported amounts. There would have been no impact to reported diluted earnings per share for the quarter ended July 1, 2004. The Company is evaluating the Exposure

Draft and alternative courses of action it might pursue with respect to the convertible notes to address the impact of the proposed literature.

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

10.   SUBSEQUENT EVENTS

        On July 13, 2004, Regal Cinemas entered into four interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at a fixed weighted average rate of 3.87%, plus an applicable margin of 2.25% (as of July 27, 2004) and will receive interest at a variable rate based on the 3-month LIBOR. The interest rate swaps prospectively qualified for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively mitigated its exposure to interest rate volatility as it relates to approximately $800.0 million of the aforementioned credit facility. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. The change in the fair values of the swaps will be recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. The fair value of the Company's interest rate swaps will be based on dealer quotes. These values will represent the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

        On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Notes from a holder which failed to timely tender its Notes in connection with the tender offer and consent solicitation described in Note 1 to the accompanying unaudited condensed consolidated financial statements.

        On July 27, 2004, Regal Cinemas entered into an amendment to the Senior Credit Facility to reduce the interest rate applicable to the Term Facility by 50 basis points. Borrowings under the Term Facility and Revolving Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. Effective July 27, 2004, the applicable margin was reduced from 2.75% to 2.25% on the Term Facility. The applicable margin will be further reduced to 2.0% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.

        On July 27, 2004, the Company declared a cash dividend of $0.20 per share on each share of the Company's Class A and Class B common stock, payable on September 15, 2004, to stockholders of record on September 1, 2004.

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

Overview

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,053 screens in 544 theatres in 39 states as of July 1, 2004. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis by Regal CineMedia over the Regal CineMedia Digital Content NetworkSM (the "DCN"), vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities. In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities. On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004.

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. The results of operations of the acquired Hoyts theatre locations have been included in the Company's financial statements for periods subsequent to the acquisition date of March 28, 2003. The results of operations of the seven theatres acquired during the quarter ended July 1, 2004 (see Note 2—"Acquisitions") have been included in the Company's financial statements for periods subsequent to the respective acquisition dates.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004 and "Results of Operations" below.

Results of Operations for the Quarters and Two Quarters Ended July 1, 2004 and June 26, 2003

  Total Revenues

        The theatre exhibition industry continued to perform better than expected for the first half of calendar 2004 against a solid calendar 2003 box office comparison. The industry benefited from a strong first calendar quarter 2004 in which box office revenues grew approximately 6% and from high-performing films released in the second calendar quarter of 2004, such as Shrek 2, Harry Potter and the Prisoner of Azkaban and The Day After Tomorrow. Based on our review of selected industry sources, we believe national box office revenues in the second calendar quarter of 2004 increased approximately 3% over that of the second calendar quarter of 2003. According to the same industry sources, national box office revenues were estimated to have increased approximately 4% for the first calendar half of 2004. We believe that 2004 box office results have benefited from increased average ticket prices per patron, coupled with a slight increase in national attendance. The increase in average ticket price per patron is primarily attributable to increases in ticket prices and a favorable first quarter 2004 film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. During the second quarter of 2004, the film mix shifted to a more family-oriented and concession-friendly product, which moderated average ticket prices, but favorably impacted concession revenues for the second quarter and year-to-date 2004 period.

        Total revenue for the Company's fiscal quarter ended July 1, 2004 ("Q2 2004 Period") was $673.1 million, a 3.9% increase from total revenue of $648.1 million for the quarter ended June 26, 2003 ("Q2 2003 Period"). Total revenue for the Q2 2004 Period was bolstered by a combination of (1) an increase in average ticket prices of 1.7% and an increase in attendance of 0.7%, (2) a return to family-oriented and concession-friendly film product, which favorably impacted concession revenues on both a per screen and per attendee basis, (3) increases in other revenues as a result of incremental Regal CineMedia revenues and (4) the strong attendance week leading up to the July 4 holiday, which was not included in the comparative Q2 2003 Period results. Income from operations increased 22.1% to $113.9 million for the Q2 2004 Period compared to $93.3 million in the Q2 2003 Period. Net income decreased 84.3% to $7.4 million in the Q2 2004 Period as compared to net income of $47.1 million in the Q2 2003 Period. Earnings per diluted share decreased to $0.05 for the Q2 2004 Period compared to $0.33 during the Q2 2003 Period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $78.2 million for the Q2 2004 Period, a decrease of 41.0% from $132.5 million in the Q2 2003 Period and represented an EBITDA margin (EBITDA divided by total revenues) of approximately 11.6%. The decline in net income, diluted earnings per share, EBITDA and EBITDA margin is primarily attributable to a loss on extinguishment of debt of $76.0 million recorded in the Q2 2004 Period as a result of the Q2 2004 Period refinancing transactions described further in Notes 1 and 3 to the accompanying unaudited condensed consolidated financial statements. A tabular reconciliation of net cash provided by operating activities to EBITDA and net income is provided below under "Results of Operations—EBITDA."

        Total revenue for the two quarters ended July 1, 2004 ("Fiscal 2004 Period") was $1,213.6 million, a 3.2% increase from total revenue of $1,176.2 million for the two quarters ended June 26, 2003 ("Fiscal 2003 Period"). As a result of the timing of our fiscal 2004 calendar, we experienced a significant calendar shift for the Fiscal 2004 Period from the Fiscal 2003 Period. As a result, the Fiscal 2004 Period results lacked the benefit of the traditionally high attendance week between Christmas and New Year's Day included in the Fiscal 2003 Period results, but benefited from the strong attendance week leading up to the July 4 holiday, which was not included in the comparative Fiscal 2003 Period results. In addition to the calendar shifts, the Fiscal 2004 Period results include the results of operations of the acquired Hoyts Cinemas theatres for all periods, whereas the results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. Excluding the impact of the calendar shifts and the growth in total revenues due to the acquired Hoyts Cinemas theatres, the Company's calendar box office growth on a per screen basis approximates the industry box office growth for the comparative time period in the prior year. The Fiscal 2004 Period box office results also benefited from a 2.7% increase in average ticket prices per patron due to increases in ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period, partially offset by a slight decline in attendance of approximately 0.5%. In addition to the growth in box office revenues, we achieved growth in concession revenues and other revenues, on a per screen basis. The growth in concession revenues was benefited by a return to family-oriented and concession friendly film in the second quarter of the Fiscal 2004 Period. In addition, the continued increases in Regal CineMedia revenues contributed to the increase in other revenues for the Fiscal 2004 Period. Income from operations increased 5.8% to $175.5 million for the Fiscal 2004 Period compared to $165.9 million in the Fiscal 2003 Period. Net income decreased 63.3% to $30.2 million in the Fiscal 2004 Period as compared to net income of $82.4 million in the Fiscal 2003 Period. Earnings per diluted share decreased to $0.21 for the Fiscal 2004 Period compared to $0.59 during the Fiscal 2003 Period. The decline in net income and diluted earnings per share is primarily attributable to a loss on extinguishment of debt of $76.0 million recorded in the Fiscal 2004 Period as a result of the Q2 2004 Period refinancing transactions described further in Notes 1 and 3 to the accompanying unaudited condensed consolidated financial statements.

        During the Q2 2004 Period, the Company made significant progress with its strategic initiatives:

    •
    We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2004 Period, including the $718.3 million extraordinary dividend paid on June 2, 2004, totaled approximately $769.8 million. In May 2004, we announced an increase to our quarterly Class A and Class B common stock cash dividend by 11% to $0.20 per share, which is effective for the upcoming third quarter 2004 dividend declared in July 2004.

    •
    In May 2004, we completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Notes"). Approximately $298.1 million aggregate principal amount of the Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid. We financed the tender offer and consent solicitation with a portion of the proceeds from our new $1,750.0 million Senior Credit Facility.

    •
    On April 26, 2004, the Company signed an agreement with Signature Theatres to acquire 30 theatres comprising 309 screens in California and Hawaii. Consummation of this acquisition is subject to customary closing conditions, including antitrust clearance. On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. The total aggregate cash purchase price for the combined acquisitions is estimated to be approximately $226.9 million, including approximately $200 million for the Signature Theatres acquisition, which is expected to close during the second half of fiscal 2004.

    •
    In addition to the completed Q2 2004 acquisitions, which consisted of 7 theatres representing 75 screens, we added 8 screens through expansions to existing facilities and closed 8 theaters with 50 screens, ending the Q2 2004 Period with 544 theaters and 6,053 screens.

    •
    We continued to gain traction in our Regal CineMedia business, which continued to contribute revenue growth and EBITDA and EBITDA margin expansion for the Q2 2004 Period and the Fiscal 2004 Period.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the Q2 2004 Period, the Q2 2003 Period, the Fiscal 2004 Period and the Fiscal 2003 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q2 2004 Period		Q2 2003 Period		Fiscal 2004 Period		Fiscal 2003 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$450.2	66.9%	$439.9	67.9%	$819.1	67.5%	$801.2	68.1%
Concessions	179.3	26.6	172.7	26.6	316.0	26.0	310.2	26.4
Other operating revenues	43.6	6.5	35.5	5.5	78.5	6.5	64.8	5.5

Total Revenue	673.1	100.0	648.1	100.0	1,213.6	100.0	1,176.2	100.0
Operating Expenses:
Film rental and advertising costs(1)	243.7	54.1	249.4	56.7	424.9	51.9	435.4	54.3
Cost of concessions(2)	26.4	14.7	24.0	13.9	46.6	14.7	43.4	14.0
Rent expense(3)	70.3	10.4	70.3	10.8	139.1	11.5	133.4	11.3
Other operating expense(3)	160.1	23.8	152.5	23.5	317.5	26.2	289.4	24.6
General and administrative expense(3)	16.7	2.5	15.8	2.4	32.3	2.7	30.4	2.6
Depreciation and amortization(3)	43.3	6.4	39.3	6.1	86.5	7.1	75.2	6.4
Merger and restructuring expenses and amortization of deferred stock compensation(3)	1.6	0.2	2.6	0.4	3.4	0.3	4.8	0.4
Net loss (gain) on disposal and impairment of operating assets(3)	(2.9)	(0.4)	0.9	0.1	(4.0)	(0.3)	(1.7)	(0.1)
Gain on lawsuit settlement(3)	—	—	—	—	(8.2)	(0.7)	—	—

Total operating expenses(3)	559.2	83.1	554.8	85.6	1,038.1	85.5	1,010.3	85.9

Income from operations(3)	113.9	16.9	93.3	14.4	175.5	14.5	165.9	14.1
Interest expense, net(3)	21.4	3.2	15.4	2.4	40.6	3.3	29.1	2.5
Provision for income taxes(3)	6.1	0.9	30.7	4.7	21.2	1.7	54.1	4.6
Net income(3)	7.4	1.1	47.1	7.3	30.2	2.5	82.4	7.0
EBITDA(3)(6)	$78.2	11.6	$132.5	20.4	$178.5	14.7	$240.8	20.5
Attendance	69.1	*	68.6	*	126.4	*	127.0	*
Average ticket price(4)	$6.52	*	$6.41	*	$6.48	*	$6.31	*
Average concession per patron(5)	$2.60	*	$2.52	*	$2.50	*	$2.44	*

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

  Admissions

        Total admissions revenues increased $10.3 million, or 2.3%, to $450.2 million for the Q2 2004 Period, from $439.9 million for the Q2 2003 Period. Total admissions revenues increased $17.9 million, or 2.2%, to $819.1 million for the Fiscal 2004 Period, from $801.2 million for the Fiscal 2003 Period. The increase in admissions revenues in the Q2 2004 Period compared to the Q2 2003 Period was primarily attributable to a 1.7% increase in average ticket price per patron coupled with a 0.7% increase in attendance. Attendance for the Q2 2004 Period was favorably impacted by the inclusion of the week leading up to the July 4 holiday, which was not included in the comparative Q2 2003 Period results. The Fiscal 2004 Period box office results benefited from a 2.7% increase in average ticket prices per patron due to increases in ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period, partially offset by a slight decline in attendance of approximately 0.5%. The Fiscal 2004 Period results lacked the benefit of the traditionally high attendance week between Christmas and New Year's Day included in the Fiscal 2003 Period results, but benefited from the strong attendance week leading up to the July 4 holiday, which was not included in the comparative Fiscal 2003 Period results. In addition to the calendar shifts, the Fiscal 2004 Period results include the results of operations of the acquired Hoyts Cinemas theatres for all periods, whereas the results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. Excluding the impact of the calendar shifts and the growth in admission revenues from the acquired Hoyts Cinemas theatres, the Company's calendar box office growth on a per screen basis, approximated the industry box office growth for the comparative time period in the prior year.

  Concessions

        Total concessions revenues increased $6.6 million, or 3.8%, to $179.3 million for the Q2 2004 Period, from $172.7 million for the Q2 2003 Period. Total concessions revenues increased $5.8 million, or 1.9%, to $316.0 million for the Fiscal 2004 Period, from $310.2 million for the Fiscal 2003 Period. The increase in concessions revenues in the Q2 2004 Period compared to the Q2 2003 Period was due to the 0.7% increase in attendance coupled with a 3.2% increase in average concessions per patron. This increase in concessions revenue is primarily attributable to film product mix, which was comprised of a higher proportion of family-oriented and concession-friendly film product in the Q2 2004 Period, which translates into higher concession revenue. The increase in concessions revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was due to a 2.5% increase in average concessions per patron, partially offset by the 0.5% decrease in attendance. The net increase in Fiscal 2004 Period concessions per patron is primarily attributable to price increases and a favorable film product mix.

  Other Operating Revenues

        Total other operating revenues increased $8.1 million, or 22.8%, to $43.6 million for the Q2 2004 Period, from $35.5 million for the Q2 2003 Period. Total other operating revenues increased $13.7 million, or 21.1%, to $78.5 million for the Fiscal 2004 Period, from $64.8 million for the Fiscal 2003 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in advertising, meetings and concert event revenues generated by Regal CineMedia during the Q2 2004 Period and the Fiscal 2004 Period and to a lesser extent, the inclusion of Hoyts for the full Fiscal 2004 Period.

  Film Rental and Advertising Costs

        Film rental and advertising costs decreased $5.7 million, or 2.3%, to $243.7 million in the Q2 2004 Period, from $249.4 million in the Q2 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 54.1% in the Q2 2004 Period as compared to 56.7% in the Q2 2003 Period. Film rental and advertising costs decreased $10.5 million, or 2.4%, to $424.9 million in the Fiscal 2004 Period, from $435.4 million in the Fiscal 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 51.9% in the Fiscal 2004 Period as compared to 54.3% in the Fiscal 2003 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2004 Period and the Fiscal 2004 Period is a result of a favorable film product mix and a continued focus on managing advertising costs.

  Cost of Concessions

        Cost of concessions increased $2.4 million, or 10.0%, to $26.4 million in the Q2 2004 Period, from $24.0 million in the Q2 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.7% in the Q2 2004 Period as compared to 13.9% in the Q2 2003 Period. Cost of concessions increased $3.2 million, or 7.4%, to $46.6 million in the Fiscal 2004 Period, from $43.4 million in the Fiscal 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.7% in the Fiscal 2004 Period as compared to 14.0% in the Fiscal 2003 Period. The increase in the cost of concessions in the Q2 2004 Period and the Fiscal 2004 Period as a percentage of concessions revenues is primarily attributable to the mix of film and concession product coupled with slight increases in promotional costs.

  Rent Expense

        Rent expense was $70.3 million for each of the Q2 2004 Period and the Q2 2003 Period. Rent expense as a percentage of total revenues was 10.4% and 10.8% for the Q2 2004 Period and Q2 2003 Periods, respectively. Rent expense increased $5.7 million or 4.3% to $139.1 million in the Fiscal 2004 Period, from $133.4 million in Fiscal 2003 Period, respectively. Rent expense as a percentage of total revenues was 11.5% and 11.3% for the Fiscal 2004 Period and the Fiscal 2003 Period, respectively. The increase in rent expense in the Fiscal 2004 Period was primarily attributable to the inclusion of Hoyts and to a lesser extent, marginal increases in contingent rent expense.

  Other Operating Expenses

        Other operating expenses increased $7.6 million, or 5.0%, to $160.1 million in the Q2 2004 Period, from $152.5 million in the Q2 2003 Period. Other operating expenses as a percentage of total revenues increased to 23.8% in the Q2 2004 Period as compared to 23.5% in the Q2 2003 Period. For the Fiscal 2004 Period, other operating expenses increased $28.1 million, or 9.7%, to $317.5 million, from $289.4 million in the Fiscal 2003 Period. Other operating expenses as a percentage of total revenues increased to 26.2% in the Fiscal 2004 Period as compared to 24.6% in the Fiscal 2003 Period. The increase in total other operating expenses in the Q2 2004 Period is primarily related to increases in certain non-rent occupancy costs and certain other operating costs, and to a lesser extent, incremental expenses associated with Regal CineMedia. The increase in total other operating expenses in the Fiscal 2004 Period was primarily attributable to increases in certain non-rent occupancy costs and certain other operating costs, incremental costs associated with the inclusion of Hoyts and incremental expenses associated with Regal CineMedia. The increase in other operating expenses as a percentage of total revenues is primarily attributable to the increases in operating expenses per screen, as discussed above, outpacing total revenue per screen growth during Q2 2004 Period and Fiscal 2004 Period.

  General and Administrative Expenses

        General and administrative expenses increased $0.9 million, or 5.7%, to $16.7 million during the Q2 2004 Period, from $15.8 million in the Q2 2003 Period. General and administrative expenses increased $1.9 million, or 6.3%, to $32.3 million during the Fiscal 2004 Period, from $30.4 million in the Fiscal 2003 Period. As a percentage of total revenues, general and administrative expenses remained relatively consistent for each of the Q2 2004 Period, Q2 2003 Period, Fiscal 2004 Period and Fiscal 2003 Period. The increase in general and administrative expenses during the Fiscal 2004 Period was primarily attributable to increases in legal and professional fees related to the Company's refinancing transaction and to a lesser extent, the inclusion of Hoyts.

  Depreciation and Amortization

        Depreciation and amortization increased $4.0 million, or 10.2%, to $43.3 million in the Q2 2004 Period, from $39.3 million in the Q2 2003 Period. Depreciation and amortization increased $11.3 million, or 15.0%, to $86.5 million in the Fiscal 2004 Period, from $75.2 million in the Fiscal 2003 Period. The increase during the Fiscal 2004 Period in depreciation and amortization is primarily due to the inclusion of Hoyts and increases in Regal CineMedia depreciation expense.

  Income from Operations

        Income from operations totaled approximately $113.9 million for the Q2 2004 Period, which represents an increase of $20.6 million, or 22.1% from $93.3 million in the Q2 2003 Period. Income from operations totaled approximately $175.5 million for the Fiscal 2004 Period, which represents an increase of $9.6 million, or 5.8% from $165.9 million in the Fiscal 2003 Period. The increase in operating income during the Q2 2004 Period is primarily attributable to the favorable shift in the Q2 2004 Period calendar, changes in certain of the above operating expense line items (primarily film and advertising) and increases in Regal CineMedia advertising, business meetings and concert event revenues. The increase in operating income during the Fiscal 2004 Period is primarily attributable to the inclusion of the results of operations of the acquired Hoyts Cinemas theatres, increases in Regal CineMedia advertising, business meetings and concert event revenues, a gain on settlement of a lawsuit and certain realized benefits associated with the integration of Hoyts, partially offset by the shifts in our fiscal 2004 calendar which resulted in slightly lower attendance.

  Interest Expense

        Net interest expense increased $6.0 million, or 39.0%, to $21.4 million in the Q2 2004 Period, from $15.4 million in the Q2 2003 Period. Net interest expense increased $11.5 million, or 39.5%, to $40.6 million in the Fiscal 2004 Period, from $29.1 million in the Fiscal 2003 Period. The increase in interest expense in the Q2 2004 Period and the Fiscal 2004 Period is principally due to higher outstanding indebtedness as a result of the financing arrangements consummated in the Q2 2003 Period and the Q2 2004 Period in connection with the Q2 2003 Period and Q2 2004 Period extraordinary dividend transactions. Such increase is partially offset by the redemption the Company's higher-rate debt consisting of approximately $298.1 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes along with a $502.9 million principal payment to extinguish the Regal Cinemas third amended and restated senior credit facility.

  Income Taxes

        The provision for income taxes of $6.1 million and $30.7 million for the Q2 2004 Period and the Q2 2003 Period reflect effective tax rates of approximately 45.2% and 39.5%, respectively. The provision for income taxes of $21.2 million and $54.1 million for the Fiscal 2004 Period and the Fiscal 2003 Period reflect effective tax rates of approximately 41.2% and 39.6%, respectively. The effective tax rates for the Q2 2004 Period and the Fiscal 2004 Period reflect the impact of certain non-deductible expenses.

  Net Income

        Net income totaled $7.4 million for the Q2 2004 Period, which represents a decrease of $39.7 million, or 84.3%, from $47.1 million in the Q2 2003 Period. Net income totaled $30.2 million for the Fiscal 2004 Period, which represents a decrease of $52.2 million, of 63.3%, from $82.4 million in the Fiscal 2003 Period. The decrease in net income in primarily attributable to a loss on extinguishment of debt of $76.0 million recorded in the as a result of the Q2 2004 Period refinancing transactions described further in Notes 1 and 3 to the accompanying unaudited condensed consolidated financial statements.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $78.2 million, or 11.6% of total revenue, for the Q2 2004 Period and $132.5 million, or 20.4% of total revenue, for the Q2 2003 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations and because it is a primary financial measure used by management to assess the Company's performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net cash provided by operating activities to EBITDA and net income is calculated as follows (in millions):

	Q2 2004 Period	Q2 2003 Period	Fiscal 2004 Period	Fiscal 2003 Period
Net cash provided by operating activities	$138.3	$162.7	$163.9	$240.0
Changes in working capital items and other	(24.4)	(69.4)	11.6	(74.1)

Income from operations	113.9	93.3	175.5	165.9
Depreciation and amortization	43.3	39.3	86.5	75.2
Loss on extinguishment of debt	(76.0)	—	(76.0)	—
Minority interest and other, net	(3.0)	(0.1)	(7.5)	(0.3)

EBITDA	78.2	132.5	178.5	240.8
Depreciation and amortization	(43.3)	(39.3)	(86.5)	(75.2)
Interest expense, net	(21.4)	(15.4)	(40.6)	(29.1)
Provisions for income taxes	(6.1)	(30.7)	(21.2)	(54.1)

Net income	$7.4	$47.1	$30.2	$82.4

  Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2004 and Fiscal 2003 Periods (in millions):

	Fiscal 2004 Period	Fiscal 2003 Period
Net cash provided by operating activities	$163.9	$240.0
Net cash used in investing activities	(48.4)	(112.2)
Net cash provided by (used in) financing activities	(48.2)	497.6

Net increase in cash and cash equivalents	$67.3	$625.4

        Cash flows generated from operating activities were approximately $163.9 million for the Fiscal 2004 Period compared to approximately $240.0 million for the Fiscal 2003 Period. The $76.1 million net decrease was attributable to a $52.2 million decrease in net income offset by a net increase of $77.9 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments primarily included a $76.0 million loss on the extinguishment of debt (See Note 3—"Debt Obligations") and an increase in depreciation and amortization of $11.3 million, which is primarily attributable to increases in depreciation expense related to Regal CineMedia and the inclusion of Hoyts during the entire Fiscal 2004 Period as compared to only three months during the Fiscal 2003 Period because Hoyts was acquired on March 28, 2003. In addition, a net decrease of $101.8 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. The net decrease in operating assets and liabilities was primarily related to a $100.3 million decrease in the change in prepaid expenses and other current assets, accounts payable, income taxes payable and accrued expenses and other liabilities. The changes in working capital were primarily related to the change in the Company's calendar for the Fiscal 2004 Period as compared to the Fiscal 2003 Period. Capital expenditures were $46.0 million for the Fiscal 2004 Period compared to $53.9 million for the Fiscal 2003 Period. Such decrease is primarily due to fewer capital expenditures associated with Regal CineMedia during the Fiscal 2004 period. During the Q2 2004 Period, the Company consummated two acquisitions for an aggregate purchase price of $26.9 million. Also during the Fiscal 2004 Period, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres for total sale proceeds of approximately $11.5 million. Cash flows used in financing activities were approximately $48.2 million for the Fiscal 2004 Period compared to cash flows provided by financing activities of approximately $497.6 million for the Fiscal 2003 Period. The net decrease in cash flows used in financing activities during the Fiscal 2004 Period is primarily attributable to the June 2, 2004 extraordinary dividend payment, redemption of a portion of the Regal Cinemas 9 3/8% Senior Subordinated Notes, repayment of the third amended and restated Regal Cinemas senior credit facility and increases in our Fiscal 2004 Period dividend payments, partially offset by borrowings under the new Regal Cinemas Senior Credit Facility. See Notes 1 and 3 to the unaudited condensed consolidated financial statements for further description of such financing transactions.

Liquidity and Capital Resources

        We expect our primary uses of cash to be for operating expenses, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend. Our principal sources of liquidity are from our operating subsidiaries. Our operating subsidiaries principal uses of cash are for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for our subsidiaries are cash generated from operations, cash on hand and the Revolving Facility provided for under Regal Cinemas' new Senior Credit Facility.

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

        We fund the cost of our operating subsidiaries' capital expenditures through internally generated cash flows, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, development of our DCN, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $125 million to $130 million in fiscal 2004, exclusive of acquisitions. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $15 million to $20 million in connection with Regal CineMedia during fiscal 2004. Regal CineMedia capital expenditures will be made in connection with the deployment of our DCN to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Fiscal 2004 Period, we invested an aggregate of approximately $46.0 million in capital expenditures.

        Concurrent with the issuance of our $240.0 million 3 3/4% Convertible Senior Notes, we entered into convertible note hedge and warrant transactions with respect to our Class A Common Stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A Common Stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of stockholders' equity. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further description of the 3 3/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The $240.0 million 3 3/4% Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A Common Stock. Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the principal amount of the 3 3/4% Convertible Senior Notes upon a conversion event.

        On April 26, 2004, the Company signed an agreement with Signature Theatres to acquire 30 theatres comprising 309 screens in California and Hawaii. Consummation of this acquisition is subject to customary closing conditions, including antitrust clearance. On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. The total aggregate cash purchase price for the combined acquisitions is estimated to be approximately $226.9 million, including approximately $200 million for the Signature Theatres acquisition, which is expected to close during the second half of fiscal 2004.

        On May 10, 2004, Regal Cinemas entered into its new Senior Credit Facility with Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and the other lenders and agents party thereto, which consists of a $1,650.0 million Term Facility and a Revolving Facility of up to $100.0 million, in order to, among other things, refinance its existing indebtedness (the "Refinancing"). The Revolving Facility has a sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility matures on November 10, 2010 and the Revolving Facility matures on May 10, 2009. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every 3 months. As of July 1, 2004, the interest rate on the Term Facility was approximately 4.2%. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2010 and the second on November 10, 2010. Approximately $918.3 million of the proceeds from the Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend to its stockholders on June 2, 2004, as described below, and set aside the remaining balance for the fiscal 2004 acquisitions described under Note 2 to the accompanying unaudited condensed consolidated financial statements and for general corporate purposes. Upon consummation of the Refinancing, Regal recognized a loss on debt extinguishment of approximately $76.0 million. The increase in indebtedness under the Senior Credit Facility will substantially increase our interest and principal payment obligations. For a detailed summary of other material terms of the Senior Credit Facility, please refer to the information provided under Note 3—"Debt Obligations—Regal Cinemas Fourth Amended and Restated Credit Agreement" to the accompanying unaudited condensed consolidated financial statements.

        On May 12, 2004, we, through our subsidiary RCBC, completed a cash tender offer and consent solicitation for Regal Cinemas' 9 3/8% Senior Subordinated Notes due 2012. Consideration for each $1,000 principal amount of Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Notes for those holders who properly tendered their Notes with a consent on or before April 27, 2004. Approximately $298.1 million aggregate principal amount of the Notes was purchased in the tender offer, resulting in our payment of approximately $56.3 million in excess of the $298.1 million aggregate principal amount of the Notes tendered in connection with the tender offer and consent solicitation. The aggregate consideration paid in respect of the tender offer and consent solicitation was financed with a portion of the proceeds from Regal Cinemas' new Senior Credit Facility. For a detailed summary of the tender offer and consent solicitation, please refer to the information provided under Note 3—"Debt Obligations—Regal Cinemas 9 3/8% Senior Subordinated Notes" to the accompanying unaudited condensed consolidated financial statements.

        On May 13, 2004, Regal declared an extraordinary cash dividend of $5.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on May 21, 2004 were paid this dividend on June 2, 2004. The dividend was recorded as a reduction of additional paid-in capital upon declaration. A portion of the net proceeds from Regal Cinemas' Senior Credit Facility was used to fund the approximate $718.3 million extraordinary dividend.

        As of July 1, 2004, we had approximately $1,595.9 million outstanding under the Regal Cinemas Term Facility and $51.9 million aggregate principal amount remaining under the Notes, which aggregate principal amount remaining under the Notes was reduced on July 15, 2004 by an additional $361,000 in connection with Regal's private repurchase of additional Notes from a holder that did not timely tender its notes in connection with the tender offer and consent solicitation. As of July 1, 2004, Regal Cinemas had used in connection with the Refinancing or distributed to Regal all of the net proceeds from the Term Facility and had approximately $83.6 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas maintains a letters of credit facility of up to $30.0 million (of which approximately $16.4 million was outstanding as of July 1, 2004), which reduces availability under the Revolving Facility.

        During the two quarters ended July 1, 2004, Regal paid two cash dividends of $0.18 per share on each share of the Company's Class A and Class B common stock, or $51.5 million in the aggregate. On July 27, 2004, the Company declared a cash dividend of $0.20 per share on each share of the Company's Class A and Class B common stock, payable on September 15, 2004, to stockholders of record on September 1, 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

  Contractual Cash Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of July 1, 2004, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due By Period
	Total	Current	2-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Debt obligations(1)	$1,887.8	$256.5	$33.0	$273.0	$1,325.3
Capital lease obligations(2)	25.1	1.0	3.1	3.2	17.8
Lease financing arrangements(2)	95.0	2.4	6.1	7.8	78.7
Bankruptcy claims and liabilities(3)	1.3	1.3	—	—	—
Operating leases(4)	3,539.0	255.4	504.4	502.0	2,277.2
Other long term and purchase obligations	5.5	1.0	3.7	0.3	0.5

Total contractual cash obligations	$5,553.7	$517.6	$550.3	$786.3	$3,699.5

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 years	4-5 years	After 5 years
Other Commercial Commitments
Total commercial commitments(5)	$100.0	—	—	—	$100.0

(1)
These amounts are included on our unaudited condensed consolidated balance sheet as of July 1, 2004. Our Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 3—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q and Note 7 to the financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended January 1, 2004 for additional information about our long-term debt obligations and related matters. Our $240 million convertible senior notes are reflected on our consolidated balance sheet at July 1, 2004 and in the above table as a current liability due to conversion rights of the note holders, as more fully discussed in Note 3—"Debt Obligations," even though the notes mature in 2008.

(2)
The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of July 1, 2004. Refer to Note 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004 for additional information about our capital lease obligations and lease financing arrangements.

(3)
These amounts are included on our unaudited condensed consolidated balance sheet as of July 1, 2004. Refer to Note 6—"Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about our bankruptcy related matters.

(4)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 11 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004.

(5)
As of July 1, 2004, Regal Cinemas had approximately $83.6 million available for drawing under the Revolving Facility (as defined in Note 3 to the accompanying unaudited condensed consolidated financial statements). Regal Cinemas also maintains a letters of credit facility of up to $30.0 million (of which approximately $16.4 million was outstanding as of July 1, 2004), which reduces the availability under the Revolving Facility.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Credit Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Debt Obligations

        On May 10, 2004, Regal Cinemas entered into the Senior Credit Facility which consists of a Term Facility in an aggregate principal amount of up to $1,650.0 million and a Revolving Facility in an aggregate principal amount of up to $100.0 million. For a detailed summary of the material terms of our Senior Credit Facility, please refer to the information provided under Note 3 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference. In addition, the Senior Credit Facility is filed herewith as Exhibit 4.1.

        For information regarding our other material debt instruments, including our 3 3/4% Convertible Senior Notes and Regal Cinemas' 9 3/8% Senior Subordinated Notes, please see the information under Note 3—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

Critical Accounting Policies

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004, the information under which is incorporated herein by reference. As of July 1, 2004, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Notes 8 and 9 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of July 1, 2004, term borrowings of $1,595.9 million under the Senior Credit Facility were outstanding. Borrowings under the Term Facility bear interest, at the Company's option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate and the Federal Funds Effective Rate plus 0.5%. The borrowings outstanding under the Term Facility bore interest of approximately 4.2% as of July 1, 2004. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at July 1, 2004, would have increased reported interest expense by approximately $2.0 million for the quarter ended July 1, 2004.

        On July 13, 2004, the Regal Cinemas entered into four interest rate swap agreements with final maturity terms ranging from three to five years each for the purpose of hedging approximately $800 million of variable interest rate risk under the Senior Credit Facility. Under the terms of the interest rate swap agreements, the Regal Cinemas pays interest at a weighted average fixed rate of 3.87% plus an applicable margin of 2.25% (as of July 27, 2004) and will receive interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 10 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 1, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 1, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On May 19, 2004, Teachers' Retirement System of Louisiana ("TRSL"), derivatively and on behalf of the Company, filed a lawsuit in the Delaware Chancery Court alleging that the members of our Board of Directors breached their fiduciary duties by authorizing the Company's recapitalization in order to pay the extraordinary cash dividend of $5.00 per Class A and Class B common share, payable on June 2, 2004, to stockholders of record on May 21, 2004. The lawsuit sought to block the Company's payment of the extraordinary dividend and to award the Company unspecified compensatory damages. On June 1, 2004, the Delaware Chancery Court denied TRSL's emergency motion to halt the dividend payment. On June 11, 2004, TRSL agreed to release the Company's Board of Directors from all claims related to the special dividend in exchange for our agreement not to countersue TRSL or its counsel. On June 29, 2004, the Delaware Chancery Court dismissed the lawsuit.

        Other information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6 (Commitments and Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 2004 annual meeting of stockholders was held on May 12, 2004 in Knoxville, Tennessee. The matters submitted for a vote at the meeting and the related election results were as follows:

1.
Election of two Class II directors to serve for three-year terms on our board of directors:

	For	Withheld
Thomas D. Bell, Jr.	936,749,759	1,268,135
Craig D. Slater	929,626,447	8,391,447
2.
Ratification of the audit committees' selection of KPMG LLP as our independent auditors for the fiscal year ending December 30, 2004:

For	Against	Abstain	Broker Non-Vote
937,923,257	92,697	1,940	0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit No.	Exhibit Description
4.1
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, the several lenders from time to time parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent
4.1.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 26, 2004, among Regal Cinemas Corporation, the lenders parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent
4.2
Sixth Supplemental Indenture, dated as of April 27, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee under the Indenture referred to therein
4.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger as Administrative Agent
10.1	Merger Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., RCI/RMS, Inc. and Signature Theatre Investors, LLC
10.2	Asset Purchase Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., Signature Theatres, LLC, Turlock Cinemas, LLC and Signature Desert Cinemas, LLC
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
  (b)
  Second fiscal quarter 2004 reports on Form 8-K:

  •
  Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) on April 15, 2004.

  •
  Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and furnished pursuant to Item 12 (Results of Operations and Financial Condition) on April 27, 2004.

  •
  Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) on May 14, 2004.

  •
  Current report on Form 8-K filed under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) on May 21, 2004.

  •
  Current report on Form 8-K furnished under Item 9 (Regulation FD Disclosure) on June 4, 2004.

  •
  Current report on Form 8-K furnished under Item 9 (Regulation FD Disclosure) on June 22, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: August 10, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell, Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: August 10, 2004	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: August 10, 2004	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.	Exhibit Description
4.1
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, the several lenders from time to time parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent
4.1.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 26, 2004, among Regal Cinemas Corporation, the lenders parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent
4.2
Sixth Supplemental Indenture, dated as of April 27, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee under the Indenture referred to therein
4.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger as Administrative Agent
10.1	Merger Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., RCI/RMS, Inc. and Signature Theatre Investors, LLC
10.2	Asset Purchase Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., Signature Theatres, LLC, Turlock Cinemas, LLC and Signature Desert Cinemas, LLC
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications