Form 10-Q
period 2004-09-30
REGAL ENTERTAINMENT GROUP
filed 2004-11-09
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

        Class A Common Stock—56,962,068 shares outstanding at November 5, 2004

        Class B Common Stock—87,566,142 shares outstanding at November 5, 2004

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	January 1, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146.4	$288.8
Restricted cash	0.6	0.6
Trade and other receivables, net	24.8	34.9
Inventories	7.2	6.6
Prepaid expenses and other current assets	18.2	32.8
Assets held for sale	7.8	7.1
Deferred income tax asset	5.9	5.8

TOTAL CURRENT ASSETS	210.9	376.6
PROPERTY AND EQUIPMENT:
Land	116.0	132.7
Buildings, leasehold improvements and equipment	2,210.1	1,981.4
Construction in progress	32.6	8.9

Total property and equipment	2,358.7	2,123.0
Accumulated depreciation and amortization	(418.2)	(305.1)

Total property and equipment, net	1,940.5	1,817.9
GOODWILL	198.5	197.3
DEFERRED INCOME TAX ASSET	22.5	35.9
OTHER NON-CURRENT ASSETS	55.1	44.1

TOTAL ASSETS	$2,427.5	$2,471.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.0	$31.1
Accounts payable	114.9	194.4
Accrued expenses	36.5	71.7
Income taxes payable	41.6	47.0
Deferred revenue	61.4	65.1
Bankruptcy claims and liabilities	1.2	3.5

TOTAL CURRENT LIABILITIES	515.6	412.8
DEBT OBLIGATIONS	1,631.1	1,077.8
LEASE FINANCING ARRANGEMENTS	91.8	93.8
CAPITAL LEASE OBLIGATIONS	24.0	24.5
OTHER NON-CURRENT LIABILITIES	84.0	64.1

TOTAL LIABILITIES	2,346.5	1,673.0
MINORITY INTEREST	2.1	3.9
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 55,105,061 and 52,774,904 shares issued and outstanding at September 30, 2004 and January 1, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 89,216,142 shares issued and outstanding	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	43.8	730.4
Retained earnings	42.2	64.4
Accumulated other comprehensive loss, net	(7.2)	—

TOTAL STOCKHOLDERS' EQUITY	78.9	794.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,427.5	$2,471.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30, 2004	Quarter Ended September 25, 2003	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
	(in millions, except share data)
REVENUES:
Admissions	$410.4	$425.7	1,229.5	1,226.9
Concessions	154.6	160.9	470.6	471.1
Other operating revenue	46.3	43.3	124.8	108.1

TOTAL REVENUE	611.3	629.9	1,824.9	1,806.1
OPERATING EXPENSES:
Film rental and advertising costs	218.3	225.8	643.2	661.2
Cost of concessions	23.8	23.4	70.4	66.8
Rent expense	71.0	71.5	210.1	204.9
Other operating expenses	162.5	156.9	480.0	446.3
General and administrative expenses	15.6	15.9	47.9	46.3
Depreciation and amortization	44.3	39.7	130.8	114.9
Merger and restructuring expenses and amortization of deferred stock compensation	1.5	2.0	4.9	6.8
Net loss (gain) on disposal and impairment of operating assets	0.1	(0.8)	(3.9)	(2.5)
Gain on lawsuit settlement	—	—	(8.2)	—

TOTAL OPERATING EXPENSES	537.1	534.4	1,575.2	1,544.7

INCOME FROM OPERATIONS	74.2	95.5	249.7	261.4
OTHER EXPENSE (INCOME):
Interest expense, net	26.8	21.8	67.4	50.9
Minority interest in earnings of consolidated subsidiaries	—	0.1	0.9	0.5
Loss on extinguishment of debt	0.1	—	76.1	—
Other, net	—	—	6.6	(0.1)

TOTAL OTHER EXPENSE, NET	26.9	21.9	151.0	51.3

INCOME BEFORE INCOME TAXES	47.3	73.6	98.7	210.1
PROVISION FOR INCOME TAXES	19.5	29.4	40.7	83.5

NET INCOME	$27.8	$44.2	$58.0	$126.6

EARNINGS PER SHARE:
Basic	$0.19	$0.31	$0.40	$0.92
Diluted	$0.19	$0.30	$0.39	$0.89
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	144,028	141,816	143,244	137,365
Diluted	150,095	145,341	147,752	141,873

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58.0	$126.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	130.8	114.9
Amortization of deferred stock compensation	4.2	3.9
Minority interest in earnings of consolidated subsidiaries	0.9	0.5
Deferred income tax expense	3.2	11.3
Net gain on disposal and impairment of operating assets	(3.9)	(2.5)
Loss on extinguishment of debt	76.1	—
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	10.1	(1.6)
Inventories	(0.5)	0.7
Prepaid expenses and other current assets	17.6	3.4
Accounts payable	(76.4)	(33.7)
Income taxes payable	8.9	24.7
Accrued expenses and other liabilities	(20.3)	19.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	208.7	267.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80.8)	(89.8)
Proceeds from disposition of fixed assets	34.8	18.7
Proceeds from sale-leaseback transaction	11.5	—
Proceeds from disposition of partnership interest	2.8	—
Cash used for acquisitions, net of cash acquired	(223.6)	(97.6)
Decrease in other assets	(2.5)	—
Cash used to purchase partnership interests	(9.9)	—
Decrease in reimbursable construction advances	—	9.2
Decrease in restricted cash	—	15.8

NET CASH USED IN INVESTING ACTIVITIES	(267.7)	(143.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(798.6)	(778.3)
Proceeds from stock option exercises	16.6	9.5
Net payments on debt obligations	(571.8)	(13.2)
Cash used to redeem senior subordinated notes	(354.8)	—
Payment of bankruptcy claims and liabilities	(2.4)	(21.1)
Payment of debt acquisition costs and other	(22.4)	(15.8)
Proceeds from exercise of stock purchase warrants	—	37.5
Proceeds from Regal Cinemas senior credit facility	1,650.0	315.0
Proceeds from convertible notes offering	—	240.0
Net payment on convertible notes hedge and warrants	—	(18.8)

NET CASH USED IN FINANCING ACTIVITIES	(83.4)	(245.2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(142.4)	(121.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288.8	276.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146.4	$154.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$16.3	$19.1

Cash paid for interest	$77.6	$52.8

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Issuance of common stock to acquire Hoyts	$—	$88.1

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,242 screens in 560 theatres in 40 states as of September 30, 2004. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

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

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired two additional theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 2—"Acquisitions" for further discussion of these transactions.

        On May 12, 2004, Regal, along with a newly created subsidiary of Regal Cinemas, Regal Cinemas Bonds Corporation ("RCBC"), completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Notes"). Approximately $298.1 million aggregate principal amount of the Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid to the tendering holders. Regal and RCBC financed the tender offer and consent solicitation with a portion of the proceeds from a refinancing of Regal Cinemas' then existing indebtedness. The new indebtedness consists of a $1,750.0 million senior secured credit facility of Regal Cinemas, including a senior secured term loan facility of approximately $1,650.0 million and a senior secured revolving credit facility of $100.0 million. Upon consummation of the refinancing, Regal recognized a loss on debt extinguishment of approximately $76.1 million. See Note 3—"Debt Obligations" for further discussion of these transactions. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Notes from a third party.

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

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the senior secured credit facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.15% and will receive interest at a variable rate based on the 3-month LIBOR. As of September 30, 2004, the aggregate fair value of the swaps was determined to be approximately ($11.9 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding debit of $7.2 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the quarter ended September 30, 2004. See Note 3—"Debt Obligations" for further description of these hedging arrangements.

        In addition to the $718.3 million extraordinary dividend paid on June 2, 2004, Regal paid two cash dividends of $0.18 per share and one cash dividend of $0.20 per share on each outstanding share of the Company's Class A and Class B common stock, or $80.3 million in the aggregate, during the three quarters ended September 30, 2004.

        During the quarter ended September 30, 2004, the Company instituted a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company.

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 30, 2004 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 30, 2004 are not necessarily indicative of the operating results that may be achieved for the full 2004 fiscal year.

        Net income and total comprehensive income are the same for the quarter and three quarters ended September 25, 2003. Total comprehensive income for the quarter and three quarters ended September 30, 2004 consists of net income and approximately $7.2 million of accumulated other comprehensive loss, net of tax, related to the change in the aggregate fair value of the interest rate swap arrangements described further in Note 3—"Debt Obligations."

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. ACQUISITIONS

  Acquisition of Signature Theatres and Other Fiscal 2004 Acquisitions

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired two additional theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates.

        The following is a summary of the preliminary allocations of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.1
Land	1.0
Buildings, leasehold improvements and equipment, net	212.5
Goodwill	2.1
Other non-current assets	15.7
Current liabilities	(5.1)
Other non-current liabilities	(2.7)

Total purchase price	$223.6

Pro Forma Results of Operations

        The following unaudited pro forma results of operations for the quarter and three quarters ended September 30, 2004 and September 25, 2003 assume the fiscal 2004 acquisitions occurred as of the beginning of fiscal 2003. The results from the Hoyts acquisition described below are not included in the following pro forma results for periods prior to Regal's acquisition of Hoyts since Hoyts was acquired in fiscal 2003. As a result, the Hoyts results for the first three months of 2003 have been excluded. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Quarter Ended September 30, 2004	Quarter Ended September 25, 2003	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
	(in millions except per share amounts)
Revenues	$641.3	$665.2	$1,923.2	$1,902.6
Income from operations	76.6	99.1	257.2	269.4
Net income	29.3	46.5	62.5	131.5
Earnings per share
Basic:	0.20	0.33	0.44	0.96
Diluted:	0.20	0.32	0.42	0.93

  Acquisition of Hoyts Cinemas Corporation

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

        The following is a summary of the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.1
Buildings, leasehold improvements and equipment, net	200.2
Goodwill	0.9
Deferred income tax asset	33.0
Other assets	0.2
Current liabilities	(22.0)
Other liabilities	(0.3)

Total purchase price	$213.1

3. DEBT OBLIGATIONS

        Debt obligations at September 30, 2004 and January 1, 2004 consist of the following (in millions):

	September 30, 2004	January 1, 2004
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	350.0
Regal Cinemas Senior Secured Credit Facility	1,591.9	509.6
Lease financing arrangements, 11.5%, maturing in various installments through 2021	94.4	96.0
Capital lease obligations	24.9	25.4
Other	4.2	6.2

Total debt obligations	2,006.9	1,227.2
Less current portion	(260.0)	(31.1)

Total debt obligations, net of current maturities	$1,746.9	$1,196.1

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the notes. On or after May 15, 2007, our note holders will have the option to convert their notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $15.9741 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Notes in connection with the payment by Regal of dividends on its common stock). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the current conversion price of $15.9741 per share, subject to further adjustments described below, if:

  •
  the closing sale price of our Class A common stock on the previous trading day was 110% or more of the then current conversion price;

  •
  we distribute to all or substantially all holders of our common stock certain rights entitling them to purchase common stock at less than the closing sale price of our Class A common stock on the day preceding the declaration of such distribution;

  •
  other than the extraordinary dividend paid on July 1, 2003, we distribute to all or substantially all holders of our common stock cash or other assets, debt securities or certain rights to purchase oursecurities, which distribution has a per share value as determined by our board of directors exceeding 10% of the closing sale price of our Class A common stock on the day preceding the declaration for such distribution;

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

        At the current conversion price of $15.9741 per share, each $1,000 of aggregate principal amount of notes are convertible into approximately 62.6013 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a current price per share of $15.9741). In the event of the conversion of the notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,024,321 shares of our Class A common stock at a current exercise price of $18.4317 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $18.4317. When the fair value of our Class A common shares exceeds such price, the equity contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

        On September 30, 2004, the closing sale price of our Class A common stock was $19.10, which exceeded 110% of the then current conversion price of $15.9741. Accordingly, as of September 30, 2004, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.9741. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $240.0 million principal amount of the Regal 3 3/4% Convertible Senior Notes as a current liability on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2004. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

        Regal Cinemas 9 3/8% Senior Subordinated Notes—On April 15, 2004, Regal and its subsidiary, RCBC, commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012. On April 27, 2004, the Company completed its consent solicitation with respect to the Notes amending the indenture governing the Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Notes for those holders who properly tendered their Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2007. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the new Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the new Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004, as described in Note 1—"The Company and Basis of Presentation." The remaining balance was retained for the fiscal 2004 acquisitions disclosed in Note 2—"Acquisitions" and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas' senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.1 million. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Notes from a third party.

        Regal Cinemas Fourth Amended and Restated Credit Agreement, as Amended—On May 10, 2004, Regal Cinemas entered into the Fourth Amended and Restated Credit Agreement (the "Senior Credit Facility"), with Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and the other lenders and agents party thereto. The Senior Credit Facility consists of a term loan facility (the "Term Facility") in an aggregate principal amount of up to $1,650.0 million and a revolving credit facility in an aggregate principal amount of up to $100.0 million (the "Revolving Facility"). The Revolving Facility has a sublimit of $10.0 million for short term loans and a sublimit of $30.0 million for letters of credit.

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

        The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain real property. The obligations under the Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries' personal property and certain real property. The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guarantee being secured by a lien on the capital stock of Regal Cinemas.

        As of September 30, 2004, Regal Cinemas had approximately $98.6 million available for drawing under the Revolving Facility. Regal Cinemas also maintains a letter of credit sub-facility of up to $30 million (of which approximately $1.4 million was outstanding as of September 30, 2004), which reduces the availability of the Revolving Facility.

        Borrowings under the Senior Credit Facility bear interest, at Regal Cinemas' option, at either a base rate or an adjusted Eurodollar rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse First Boston, and the Federal Funds Effective Rate plus 0.5%. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the adjusted Eurodollar rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. On July 27, 2004, Regal Cinemas entered into an amendment to the Senior Credit Facility to reduce the interest rate applicable to the Term Facility by 50 basis points. Borrowings under the Term Facility and Revolving Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. Effective July 27, 2004, the applicable margin was reduced from 2.75% to 2.25% on the Term Facility. The applicable margin will be further reduced to 2.0% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less. As of September 30, 2004, the interest rate on the Term Facility was approximately 4.2%.

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

        The above-described mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the Term Facility. When there are no longer outstanding loans under the Term Facility, mandatory prepayments are to be applied to prepay outstanding loans under the Revolving Facility with no corresponding permanent reduction of commitments under the Revolving Facility.

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

        The Senior Credit Facility also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit the ability of Regal Cinemas and its subsidiaries to, among other things, incur indebtedness, grant liens, make investments or acquisitions, engage in affiliate transactions, or pay dividends. These limitations will restrict the ability of Regal Cinemas to fund the operations of the Company or any subsidiary of the Company that is not a subsidiary of Regal Cinemas.

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

        Interest Rate Swaps—On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.15% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the swaps, because the pay and receive rates on the swaps represented prevailing rates for each counterparty at the time the swaps were entered into.    The interest rate swaps prospectively qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $800.0 million of the aforementioned credit facility. The change in the fair values of the swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates. As of September 30, 2004, the aggregate fair value of the swaps was determined to be approximately ($11.9 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding debit of $7.2 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the quarter ended September 30, 2004.

        Other Long-Term Obligations—All other long-term obligations not explicitly discussed herein are described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004.

4. INCOME TAXES

        The provision for income taxes of $19.5 million and $29.4 million for the quarters ended September 30, 2004 and September 25, 2003 reflect effective tax rates of approximately 41.2% and

39.9%, respectively. The provision for income taxes of $40.7 million and $83.5 million for the three quarters ended September 30, 2004 and September 25, 2003 reflect effective tax rates of approximately 41.2% and 39.7%, respectively. The effective tax rates for the quarter and three quarters ended September 30, 2004 reflect the impact of certain non-deductible expenses.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 2—"Acquisitions." Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's minimum allowable annual deduction with respect to the Hoyts net operating loss carryforwards is approximately $8.6 million. As of September 30, 2004, the Company has recorded deferred tax assets in the amount of approximately $33.9 million, net of a valuation allowance of approximately $13.9 million, in connection with the Hoyts acquisition.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 30, 2004 and January 1, 2004, totaling $48.0 million and $48.9 million, respectively, as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to these respective acquisitions.

5. CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of September 30, 2004, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of September 30, 2004, 55,105,061 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 89,216,142 shares were outstanding as of September 30, 2004, all of which are held by The Anschutz Company and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 30, 2004. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. The Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 12 to the financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004.

  Warrants

        Other than as disclosed in Notes 3 and 8, no warrants to acquire the Company's common stock were outstanding as of September 30, 2004.

  Stock-based Compensation

        In connection with the June 2, 2004 extraordinary cash dividend and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, which is currently from $2.6901 to $17.83 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 2,617,820 and an increase in the total number of authorized shares under the Plan to 16,110,241. As of September 30, 2004 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 11,010,832 shares of Class A common stock under the Plan. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

	Quarter Ended September 30, 2004	Quarter Ended September 25, 2003	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
Net income:	$27.8	$44.2	$58.0	$126.6
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(0.8)	$(0.7)	$(2.2)	$(2.2)

Pro forma net income	$27.0	$43.5	$55.8	$124.4

Basic earnings per share:
As reported	$0.19	$0.31	$0.40	$0.92
Pro forma	$0.19	$0.31	$0.39	$0.91
Diluted earnings per share:
As reported	$0.19	$0.30	$0.39	$0.89
Pro forma	$0.18	$0.30	$0.38	$0.88

6. COMMITMENTS AND CONTINGENCIES

  Sale-Leaseback Transaction

        During the quarter ended April 1, 2004, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres. Under the terms of this transaction, Regal Cinemas sold the land and related improvements of the theatre for approximately $11.5 million and leased it back for an initial lease term of approximately 14 years. The Company accounts for this lease as an operating lease. The gain on the transaction of $2.0 million was deferred and is being amortized over the term of the lease agreement.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 30, 2004, Regal Cinemas had accrued approximately $1.2 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

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

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an ADA claim on appeal before it, and remanded the case to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The lawsuit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such appealed the Ninth Circuit's decision to the Supreme Court of the United States. On June 28, 2004, the Supreme Court denied our request for review. The matter is currently pending and will revert back to the District court for a determination of what, if anything, the Company will be required to do with respect to the claimed need to make the facilities more accessible.

        On December 18, 2000, the United States filed an action against Hoyts in the District of Massachusetts entitled United States v. Hoyts Cinema Corporation. The complaint alleges that the seating in each of Hoyts' 26 stadium-style theaters violated the ADA because it fails to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denies persons in wheelchairs access to the stadium portion of the theater. In March 28, 2003, Regal acquired 19 of the affected theatres from Hoyts and assumed the litigation associated therewith. On March 31, 2003, the district court granted summary judgment to the United States finding that in order to comply with the ADA wheelchair seats had to be placed in the stadium section, but also ruled that the only theaters that required retrofitting by placing wheelchair seating within the stadium section of the theater, were those constructed or refurbished after December 18, 2000. Both Hoyts and the United States appealed the district court's decision. On August 20, 2004, the United States Court of Appeals for the First Circuit vacated the district court's summary judgment decision finding that the government's interpretation that the ADA requires access to the stadium portion of the theater for wheelchair-bound patrons was not controlling and remanded the case to the district court for further proceedings.

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

7. RELATED PARTY TRANSACTIONS

        During the quarter ended September 30, 2004, the Company incurred approximately $0.9 million of expenses payable to an Anschutz affiliate for telecommunication services and less than $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane, and approximately $0.1 million of expenses payable to Anschutz affiliates for certain programming content, marketing and business services.

        During the quarter ended September 30, 2004, an Anschutz affiliate paid us for rent and other expenses related to a theatre facility, which totaled less than $0.1 million. Under this agreement, the Anschutz affiliate pays Regal Cinemas approximately $0.3 million annually for rent and other expenses related to this facility.

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

	Quarter Ended September 30, 2004	Quarter Ended September 25, 2003	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
Net income	$27.8	$44.2	$58.0	$126.6
Weighted average shares outstanding (in thousands):
Basic:	144,028	141,816	143,244	137,365
Add common stock equivalents	6,067	3,525	4,508	4,508

Diluted:	150,095	145,341	147,752	141,873
Earnings per share
Basic:	$0.19	$0.31	$0.40	$0.92
Diluted	$0.19	$0.30	$0.39	$0.89

        Common stock equivalents consist principally of stock options and warrants. Stock options and warrants to purchase 11.6 million shares of common stock were outstanding at September 25, 2003, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive stock options and warrants outstanding as of September 30, 2004.

        The $240.0 million convertible senior notes discussed in Note 3 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread, which will be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On September 30, 2004, the closing sale price of our Class A common stock was $19.10, which exceeded 110% of the then current conversion price of $15.9741 on the notes. Accordingly, as of September 30, 2004, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $15.9741. The average sales price of our Class A common stock was $18.47 during the quarter ended September 30, 2004. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 2.0 million and 0.7 million shares in our diluted earnings per share computations for the quarter and three quarters ended September 30, 2004.

        In addition, as described in Note 3, we entered into convertible note hedge and warrant transactions which, in combination, have the effect of reducing the dilutive impact of the Regal 3 3/4% Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $18.4317. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The average share price of our stock was $18.47 during the quarter ended September 30, 2004. The Warrant resulted in dilution of approximately less than

0.1 million shares in our diluted earnings per share computations for the quarter and three quarters ended September 30, 2004.    If the average sales price of our Class A common stock during the period ended September 30, 2004 had been $18.4317, $20.00 or $22.00, the number of shares from the Warrant to be included in diluted earnings per share for the quarter ended September 30, 2004 would have been zero, 1.2 million and 2.4 million, respectively. As of September 30, 2004, the maximum number of shares that could potentially be included under the Warrant is 15.0 million.

        The FASB has issued an Exposure Draft entitled, "Earnings per Share, an amendment of SFAS No. 128." The Exposure Draft proposes that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Company's $240.0 million convertible senior notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the Exposure Draft ended April 13, 2004, and the effective date for the proposed Statement is fiscal years ending after December 15, 2004. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the Statement. Had the provisions of the Exposure Draft been effective for the reporting periods included herein, diluted earnings per share for the quarter ended September 30, 2004 would have been $0.01 lower than the reported amount. There would have been no impact to reported diluted earnings per share for the three quarters ended September 30, 2004. Diluted earnings per share for the quarter and three quarters ended September 25, 2003 would have been $0.01 and $0.02 lower, respectively, than reported amounts. The Company is evaluating the Exposure Draft and potential alternative courses of action it might pursue, if any, with respect to the convertible notes to address the impact of the proposed literature.

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

        In March 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed Statement would be effective for awards granted, modified, or settled in periods beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its consolidated financial position, cash flows and results of operations.

10. SUBSEQUENT EVENTS

        On October 26, 2004, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, payable on December 15, 2004, to stockholders of record on December 1, 2004.

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

The Company

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,242 screens in 560 theatres in 40 states as of September 30, 2004. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

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

        The Company's financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's financial statements at Anschutz's combined historical cost basis. The results of operations of the acquired Hoyts theatre locations have been included in the Company's financial statements for periods subsequent to the acquisition date of March 28, 2003. The results of operations of the seven theatres acquired during the quarter ended July 1, 2004 and the 28 operating theatres acquired from Signature Theatres on September 30, 2004 (see Note 2—"Acquisitions") have been included in the Company's financial statements for periods subsequent to the respective acquisition dates.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004 and "Results of Operations" below.

Results of Operations for the Quarters and Three Quarters Ended September 30, 2004 and September 25, 2003

  Overview

        Based on our review of industry sources, national box office revenues were estimated to have increased approximately 2.9% for the first three calendar quarters of 2004. We believe that year-to-date national 2004 box office results have benefited from increased average ticket prices per patron, coupled with a slight increase in national attendance. The increase in average ticket price per patron is primarily attributable to increases in ticket prices and a favorable first quarter 2004 film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. During the second and third quarter of 2004, the film mix shifted to a more family-oriented and concession-friendly product, which moderated average ticket prices, but favorably impacted average concession revenues per patron for the year-to-date 2004 period. Based on our review of the same industry sources, we believe national box office revenues in the third calendar quarter of 2004 increased approximately 0.3% over that of the third calendar quarter of 2003. The leveling of third calendar quarter box office revenues is primarily attributable to film product that underperformed film product released in the comparable period of 2003 and to a lesser extent, the impact of the hurricanes in the Southeastern United States.

        Total revenue for the Company's fiscal quarter ended September 30, 2004 ("Q3 2004 Period") was $611.3 million, a 3.0% decrease from total revenue of $629.9 million for the quarter ended September 25, 2003 ("Q3 2003 Period"). Total revenue for the Q3 2004 Period was unfavorably impacted by a 6.2% decline in attendance, primarily attributable to the industry factors discussed above and a significant calendar shift in the Company's Q3 2004 Period calendar, which exchanged the strong attendance week leading up to the July 4 holiday (June 27 through July 1) for the slow attendance week ended September 30, 2004 (September 26 through September 30). This calendar shift accounted for an estimated 5.7% decrease in attendance during the Q3 2004 Period, translating into lower box office and concession revenues. The decrease in total revenues for the Q3 2004 Period was partially offset by a combination of an increase in average ticket prices of 2.8% and increases in other revenues as a result of a 15% increase in Regal CineMedia revenues. Income from operations decreased 22.3% to $74.2 million for the Q3 2004 Period compared to $95.5 million in the Q3 2003 Period. Net income decreased 37.1% to $27.8 million in the Q3 2004 Period as compared to net income of $44.2 million in the Q3 2003 Period. Earnings per diluted share decreased to $0.19 for the Q3 2004 Period compared to $0.30 during the Q3 2003 Period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $118.4 million for the Q3 2004 Period, a decrease of 12.4% from $135.1 million in the Q3 2003 Period and represented an EBITDA margin (EBITDA divided by total revenues) of approximately 19.4%. The decline in net income, diluted earnings per share, EBITDA and EBITDA margin for the Q3 2004 Period was primarily attributable to the calendar shift and industry factors described above and the fixed cost nature of certain operating expenses discussed later in this section. A tabular reconciliation of net cash provided by operating activities to EBITDA to net income is provided below under "Results of Operations—EBITDA."

        Total revenue for the three quarters ended September 30, 2004 ("Fiscal 2004 Period") was $1,824.9 million, a 1.0% increase from total revenue of $1,806.1 million for the three quarters ended September 25, 2003 ("Fiscal 2003 Period"). The timing of our fiscal 2004 calendar resulted in a significant calendar shift for the Fiscal 2004 Period from the Fiscal 2003 Period. As a result, the Fiscal 2004 Period results lacked the benefit of the traditionally high attendance week between Christmas and New Year's Day included in the Fiscal 2003 Period results. The Fiscal 2004 Period results, however, include the benefit of the results of operations of the acquired Hoyts Cinemas theatres for all periods, whereas the results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. Excluding the negative impact of the calendar shift and the growth in total revenues due to the acquired Hoyts Cinemas theatres, the Company's calendar box office results on a per screen basis approximates the industry box office results for the comparative time period in the prior year. The Fiscal 2004 Period box office results also benefited from a 2.8% increase in average ticket prices per patron due to increases in ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period, partially offset by a decline in attendance of approximately 2.4%. In addition to the growth in box office revenues, we achieved growth in average concession revenues per patron and other revenues, on a per screen basis. The growth in average concession revenues per patron was benefited by price increases and a return to family-oriented and concession friendly film product in the second and third quarters of the Fiscal 2004 Period. In addition, an increase of 39% in Regal CineMedia revenues contributed to the increase in other revenues for the Fiscal 2004 Period. Income from operations decreased 4.5% to $249.7 million for the Fiscal 2004 Period compared to $261.4 million in the Fiscal 2003 Period. Net income decreased 54.2% to $58.0 million in the Fiscal 2004 Period as compared to net income of $126.6 million in the Fiscal 2003 Period. Earnings per diluted share decreased to $0.39 for the Fiscal 2004 Period compared to $0.89 during the Fiscal 2003 Period. EBITDA was $296.9 million for the Fiscal 2004 Period, a decrease of 21.0% from $375.9 million in the Fiscal 2003 Period and represented an EBITDA margin of 16.3%. The decline in net income, diluted earnings per share, EBITDA and EBITDA margin is primarily attributable to the factors discussed above and a loss on extinguishment of debt of $76.1 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions described further in Notes 1 and 3 to the accompanying unaudited condensed consolidated financial statements. A tabular reconciliation of net cash provided by operating activities to EBITDA to net income is provided below under "Results of Operations—EBITDA."

        During the Q3 2004 Period and Fiscal 2004 Period, the Company made significant progress with its strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2004 Period, including the $718.3 million extraordinary dividend paid on June 2, 2004, totaled approximately $798.6 million. During the second and third quarters of 2004, we announced two increases (totaling approximately 67%) to our quarterly Class A and Class B common stock cash dividend to $0.30 per share. The $0.30 per share dividend will be effective for the upcoming fourth quarter 2004 dividend, declared on October 26, 2004. In addition, during the Q3 2004 Period, we instituted a share repurchase program, which provides for the authorization to repurchase up to $50 million of our outstanding Class A common stock.

  •
  In May 2004, we completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012

    (the "Notes"). Approximately $298.5 million aggregate principal amount of the Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid. We financed the tender offer and consent solicitation with a portion of the proceeds from our new $1,750.0 million Senior Credit Facility.

  •
  On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments.

  •
  In addition to the Signature acquisition, we added 1 screen through expansion to an existing facility and closed 12 theaters with 91 screens, ending the Q3 2004 Period with 560 theaters and 6,242 screens.

  •
  Our Regal CineMedia business continued to contribute incremental revenue and EBITDA growth and EBITDA margin expansion for the Q3 2004 Period and the Fiscal 2004 Period.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the Q3 2004 Period, the Q3 2003 Period, the Fiscal 2004 Period and the Fiscal 2003 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q3 2004 Period		Q3 2003 Period		Fiscal 2004 Period		Fiscal 2003 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$410.4	67.1%	$425.7	67.6%	$1,229.5	67.4%	$1,226.9	67.9%
Concessions	154.6	25.3	160.9	25.5	470.6	25.8	471.1	26.1
Other operating revenues	46.3	7.6	43.3	6.9	124.8	6.8	108.1	6.0

Total Revenue	611.3	100.0	629.9	100.0	1,824.9	100.0	1,806.1	100.0
Operating Expenses:
Film rental and advertising costs(1)	218.3	53.2	225.8	53.0	643.2	52.3	661.2	53.9
Cost of concessions(2)	23.8	15.4	23.4	14.5	70.4	15.0	66.8	14.2
Rent expense(3)	71.0	11.6	71.5	11.4	210.1	11.5	204.9	11.3
Other operating expense(3)	162.5	26.6	156.9	24.9	480.0	26.3	446.3	24.7
General and administrative expense(3)	15.6	2.6	15.9	2.5	47.9	2.6	46.3	2.6
Depreciation and amortization(3)	44.3	7.2	39.7	6.3	130.8	7.2	114.9	6.4
Merger and restructuring expenses and amortization of deferred stock compensation(3)	1.5	0.2	2.0	0.3	4.9	0.3	6.8	0.4
Net loss (gain) on disposal and impairment of operating assets(3)	0.1	—	(0.8)	(0.1)	(3.9)	(0.2)	(2.5)	(0.1)
Gain on lawsuit settlement(3)	—	—	—	—	(8.2)	(0.4)	—	—

Total operating expenses(3)	537.1	87.9	534.4	84.8	1,575.2	86.3	1,544.7	85.5

Income from operations(3)	74.2	12.1	95.5	15.2	249.7	13.7	261.4	14.5
Interest expense, net(3)	26.8	4.4	21.8	3.5	67.4	3.7	50.9	2.8
Provision for income taxes(3)	19.5	3.2	29.4	4.7	40.7	2.2	83.5	4.6
Net income(3)	27.8	4.5	44.2	7.0	58.0	3.2	126.6	7.0
EBITDA(3)(6)	$118.4	19.4	$135.1	21.4	$296.9	16.3	$375.9	20.8
Attendance	62.3	*	66.4	*	188.7	*	193.4	*
Average ticket price(4)	$6.59	*	$6.41	*	$6.52	*	$6.34	*
Average concession per patron(5)	$2.48	*	$2.42	*	$2.49	*	$2.44	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue divided by attendance.

(5)
Calculated as concessions revenue divided by attendance.

(6)
EBITDA represents earnings before interest, taxes, depreciation and amortization. See "—Results of Operations—EBITDA" below for a tabular reconciliation of net cash provided by operating activities to EBITDA to net income.

  Admissions

        Total admissions revenues decreased $15.3 million, or 3.6%, to $410.4 million for the Q3 2004 Period, from $425.7 million for the Q3 2003 Period. Total admissions revenues increased $2.6 million, or 0.2%, to $1,229.5 million for the Fiscal 2004 Period, from $1,226.9 million for the Fiscal 2003 Period. The decrease in admissions revenues in the Q3 2004 Period compared to the Q3 2003 Period is a result of a 6.2% decline in attendance, primarily attributable to a significant calendar shift in the Company's Q3 2004 Period calendar, which exchanged the strong attendance week leading up to the July 4 holiday (June 27 through July 1) for the slow attendance week ended September 30, 2004 (September 26 through September 30). This calendar shift accounted for an estimated 5.7% decrease in attendance during the Q3 2004 Period. The leveling of the Company's Q3 2004 Period box office revenues is also attributable to film product that underperformed film product released in the comparable period of 2003 and to a lesser extent, the impact of the hurricanes in the Southeastern United States. The decrease in box office revenues for the Q3 2004 Period was partially offset by an increase in average ticket prices of 2.8%. The Fiscal 2004 Period box office results benefited from a 2.8% increase in average ticket prices per patron due to increases in ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period, partially offset by a slight decline in attendance of approximately 2.4%. While the Fiscal 2004 Period results lacked the benefit of the traditionally high attendance week between Christmas and New Year's Day included in the Fiscal 2003 Period resulting from the Fiscal 2004 Period calendar shift, the Fiscal 2004 Period results included the results of operations of the acquired Hoyts Cinemas theatres for all periods. The results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. Excluding the impact of the Fiscal 2004 Period calendar shift and the growth in admission revenues from the acquired Hoyts Cinemas theatres, the Company's 2004 calendar box office growth, on a per screen basis, approximated the industry box office growth for the comparative time period in the prior year.

  Concessions

        Total concessions revenues decreased $6.3 million, or 3.9%, to $154.6 million for the Q3 2004 Period, from $160.9 million for the Q3 2003 Period. Total concessions revenues decreased $0.5 million, or 0.1%, to $470.6 million for the Fiscal 2004 Period, from $471.1 million for the Fiscal 2003 Period. The decrease in concessions revenues in the Q3 2004 Period compared to the Q3 2003 Period was due to the 6.2% decrease in attendance partially offset by a 2.5% increase in average concessions per patron. The Q3 2004 Period increase in average concessions per patron is primarily attributable to price increases and a favorable film product mix, which was comprised of a higher proportion of family-oriented and concession-friendly film product in the Q3 2004 Period. The decrease in concessions revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was due to a 2.4% decrease in attendance, partially offset by a 2.0% increase in average concessions per patron. The net increase in Fiscal 2004 Period concessions per patron is primarily attributable to price increases and a favorable film product mix.

  Other Operating Revenues

        Total other operating revenues increased $3.0 million, or 6.9%, to $46.3 million for the Q3 2004 Period, from $43.3 million for the Q3 2003 Period. Total other operating revenues increased $16.7 million, or 15.4%, to $124.8 million for the Fiscal 2004 Period, from $108.1 million for the Fiscal 2003 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in advertising, meetings and concert event revenues generated by Regal CineMedia during the Q3 2004 Period and the Fiscal 2004 Period and to a lesser extent, the inclusion of Hoyts for the full Fiscal 2004 Period.

  Film Rental and Advertising Costs

        Film rental and advertising costs decreased $7.5 million, or 3.3%, to $218.3 million in the Q3 2004 Period, from $225.8 million in the Q3 2003 Period. Film rental and advertising costs as a percentage of admissions revenues increased to 53.2% in the Q3 2004 Period as compared to 53.0% in the Q3 2003 Period. Film rental and advertising costs decreased $18.0 million, or 2.7%, to $643.2 million in the

Fiscal 2004 Period, from $661.2 million in the Fiscal 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 52.3% in the Fiscal 2004 Period as compared to 53.9% in the Fiscal 2003 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2004 Period is a result of a favorable film product mix and a continued focus on managing advertising costs.

  Cost of Concessions

        Cost of concessions increased $0.4 million, or 1.7%, to $23.8 million in the Q3 2004 Period, from $23.4 million in the Q3 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 15.4% in the Q3 2004 Period as compared to 14.5% in the Q3 2003 Period. Cost of concessions increased $3.6 million, or 5.4%, to $70.4 million in the Fiscal 2004 Period, from $66.8 million in the Fiscal 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 15.0% in the Fiscal 2004 Period as compared to 14.2% in the Fiscal 2003 Period. The increase in the cost of concessions in the Q3 2004 Period is primarily attributable to an increase in promotional costs during the quarter. The increase in the Fiscal 2004 Period as a percentage of concessions revenues is primarily attributable to the mix of concession product coupled with increases in promotional costs.

  Rent Expense

        Rent expense decreased $0.5 million or 0.7% to $71.0 million for the Q3 2004 Period from $71.5 million in the Q3 2003 Period. Rent expense as a percentage of total revenues was 11.6% and 11.4% for the Q3 2004 Period and Q3 2003 Periods, respectively. Rent expense increased $5.2 million or 2.5% to $210.1 million in the Fiscal 2004 Period, from $204.9 million in Fiscal 2003 Period. Rent expense as a percentage of total revenues was 11.5% and 11.3% for the Fiscal 2004 Period and the Fiscal 2003 Period, respectively. The increase in rent expense in the Fiscal 2004 Period was primarily attributable to the inclusion of Hoyts and, to a lesser extent, marginal increases in contingent rent expense.

  Other Operating Expenses

        Other operating expenses increased $5.6 million, or 3.6%, to $162.5 million in the Q3 2004 Period, from $156.9 million in the Q3 2003 Period. Other operating expenses as a percentage of total revenues increased to 26.6% in the Q3 2004 Period as compared to 24.9% in the Q3 2003 Period. For the Fiscal 2004 Period, other operating expenses increased $33.7 million, or 7.6%, to $480.0 million, from $446.3 million in the Fiscal 2003 Period. Other operating expenses as a percentage of total revenues increased to 26.3% in the Fiscal 2004 Period as compared to 24.7% in the Fiscal 2003 Period. The increase in total other operating expenses in the Q3 2004 Period is primarily related to increases in certain non-rent occupancy costs and certain other operating costs, and to a lesser extent, incremental expenses associated with Regal CineMedia. The increase in total other operating expenses in the Fiscal 2004 Period was primarily attributable to increases in certain non-rent occupancy costs and certain other operating costs, incremental costs associated with the inclusion of Hoyts and incremental expenses associated with Regal CineMedia.

  General and Administrative Expenses

        General and administrative expenses decreased $0.3 million, or 1.9%, to $15.6 million during the Q3 2004 Period, from $15.9 million in the Q3 2003 Period. General and administrative expenses increased $1.6 million, or 3.5%, to $47.9 million during the Fiscal 2004 Period, from $46.3 million in the Fiscal 2003 Period. As a percentage of total revenues, general and administrative expenses remained relatively consistent for each of the Q3 2004 Period, Q3 2003 Period, Fiscal 2004 Period and Fiscal 2003 Period. The increase in general and administrative expenses during the Fiscal 2004 Period was primarily attributable to increases in legal and professional fees related to the Company's 2004 refinancing transactions.

  Depreciation and Amortization

        Depreciation and amortization increased $4.6 million, or 11.6%, to $44.3 million in the Q3 2004 Period, from $39.7 million in the Q3 2003 Period. Depreciation and amortization increased $15.9 million, or 13.8%, to $130.8 million in the Fiscal 2004 Period, from $114.9 million in the Fiscal 2003 Period. The increase during the Fiscal 2004 Period in depreciation and amortization is primarily due to the inclusion of Hoyts and increases in Regal CineMedia depreciation expense.

  Income from Operations

        Income from operations totaled approximately $74.2 million for the Q3 2004 Period, which represents a decrease of $21.3 million, or 22.3% from $95.5 million in the Q3 2003 Period. Income from operations totaled approximately $249.7 million for the Fiscal 2004 Period, which represents a decrease of $11.7 million, or 4.5% from $261.4 million in the Fiscal 2003 Period. The decrease in operating income during the Q3 2004 Period was primarily attributable to film product that underperformed film product released in the comparable period of 2003, and an unfavorable calendar shift in the Q3 2004 Period, which resulted in lower attendance, coupled with the fixed cost nature of certain operating expenses. The decrease in operating income during the Fiscal 2004 Period is primarily attributable to the shift in our Fiscal 2004 Period calendar which resulted in lower attendance, partially offset by the inclusion of the results of operations of the acquired Hoyts Cinemas theatres, increases in Regal CineMedia advertising, business meetings and concert event revenues, a gain on settlement of a lawsuit and certain realized benefits associated with the integration of Hoyts.

  Interest Expense

        Net interest expense increased $5.0 million, or 22.9%, to $26.8 million in the Q3 2004 Period, from $21.8 million in the Q3 2003 Period. Net interest expense increased $16.5 million, or 32.4%, to $67.4 million in the Fiscal 2004 Period, from $50.9 million in the Fiscal 2003 Period. The increase in interest expense in the Q3 2004 Period and the Fiscal 2004 Period is principally due to higher outstanding indebtedness as a result of the financing arrangements consummated in the second quarter of 2004 in connection with the extraordinary dividend transaction. Such increase is partially offset by the redemption the Company's higher-rate debt consisting of approximately $298.1 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes along with a $502.9 million principal payment to extinguish the Regal Cinemas third amended and restated senior credit facility.

  Income Taxes

        The provision for income taxes of $19.5 million and $29.4 million for the Q3 2004 Period and the Q3 2003 Period reflect effective tax rates of approximately 41.2% and 39.9%, respectively. The provision for income taxes of $40.7 million and $83.5 million for the Fiscal 2004 Period and the Fiscal 2003 Period reflect effective tax rates of approximately 41.2% and 39.7%, respectively. The effective tax rates for the Q3 2004 Period and the Fiscal 2004 Period reflect the impact of certain non-deductible expenses.

  Net Income

        Net income totaled $27.8 million for the Q3 2004 Period, which represents a decrease of $16.4 million, or 37.1%, from $44.2 million in the Q3 2003 Period. Net income totaled $58.0 million for the Fiscal 2004 Period, which represents a decrease of $68.6 million, or 54.2%, from $126.6 million in the Fiscal 2003 Period. The decrease in net income for the Fiscal 2004 Period is primarily attributable to a loss on extinguishment of debt of $76.1 million recorded as a result of the second quarter 2004 refinancing transactions described further in Notes 1 and 3 to the accompanying unaudited condensed consolidated financial statements.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $118.4 million, or 19.4% of total revenue, for the Q3 2004 Period and $135.1 million, or 21.4% of total revenue, for the Q3 2003 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations and because it is a primary financial measure used by management to assess the Company's performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net cash provided by operating activities to EBITDA to net income is calculated as follows (in millions):

	Q3 2004 Period	Q3 2003 Period	Fiscal 2004 Period	Fiscal 2003 Period
Net cash provided by operating activities	$44.8	$27.6	$208.7	$267.6
Changes in working capital items and other	29.4	67.9	41.0	(6.2)

Income from operations	74.2	95.5	249.7	261.4
Depreciation and amortization	44.3	39.7	130.8	114.9
Loss on extinguishment of debt	(0.1)	—	(76.1)	—
Minority interest and other, net	—	(0.1)	(7.5)	(0.4)

EBITDA	118.4	135.1	296.9	375.9
Depreciation and amortization	(44.3)	(39.7)	(130.8)	(114.9)
Interest expense, net	(26.8)	(21.8)	(67.4)	(50.9)
Provisions for income taxes	(19.5)	(29.4)	(40.7)	(83.5)

Net income	$27.8	$44.2	$58.0	$126.6

  Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2004 and Fiscal 2003 Periods (in millions):

	Fiscal 2004 Period	Fiscal 2003 Period
Net cash provided by operating activities	$208.7	$267.6
Net cash used in investing activities	(267.7)	(143.7)
Net cash used in financing activities	(83.4)	(245.2)

Net decrease in cash and cash equivalents	$(142.4)	$(121.3)

        Cash flows generated from operating activities were approximately $208.7 million for the Fiscal 2004 Period compared to approximately $267.6 million for the Fiscal 2003 Period. The $58.9 million net decrease was attributable to a $68.6 million decrease in net income offset by a net increase of $83.2 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments primarily included a $76.1 million loss on the extinguishment of debt (See Note 3—"Debt Obligations") and an increase in depreciation and amortization of $15.9 million, which is primarily attributable to increases in depreciation expense related to Regal CineMedia and the inclusion of Hoyts during the entire Fiscal 2004 Period as compared to only six months during the Fiscal 2003 Period. In addition, a net decrease of $73.5 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. The net decrease in operating assets and liabilities was primarily related to a $72.3 million net decrease in the change in trade receivables, prepaid expenses and other current assets, accounts payable, income taxes payable and accrued expenses and other liabilities. The changes in working capital were primarily related to the change in the Company's calendar for the Fiscal 2004 Period as compared to the Fiscal 2003 Period. Capital expenditures were $80.8 million for the Fiscal 2004 Period compared to $89.8 million for the Fiscal 2003 Period. This decrease is primarily due to fewer capital expenditures associated with Regal CineMedia and the timing of certain capital projects during the Fiscal 2004 period. During the Fiscal 2004 Period, the Company consummated three acquisitions for a net aggregate purchase price of $223.6 million. Also during the Fiscal 2004 Period, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres for total sale proceeds of approximately $11.5 million. Cash flows used in financing activities were approximately $83.4 million for the Fiscal 2004 Period compared to cash flows used in financing activities of approximately $245.2 million for the Fiscal 2003 Period. The net decrease in cash flows used in financing activities during the Fiscal 2004 Period is primarily attributable to the June 2, 2004 extraordinary dividend payment, redemption of a portion of the Regal Cinemas 9 3/8% Senior Subordinated Notes, repayment of the third amended and restated Regal Cinemas senior credit facility and increases in our Fiscal 2004 Period dividend payments, offset by borrowings under the new Regal Cinemas Senior Credit Facility. See Notes 1 and 3 to the unaudited condensed consolidated financial statements for further description of such financing transactions.

Liquidity and Capital Resources

        We expect our primary uses of cash to be for operating expenses, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend. Our principal sources of liquidity are from our operating subsidiaries. Our operating subsidiaries principal uses of cash are for operating expenses, capital expenditures, debt service and dividends. The principal sources of liquidity for our subsidiaries are cash generated from operations, cash on hand and the Revolving Facility provided for under Regal Cinemas' Senior Credit Facility.

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

        We fund the cost of our operating subsidiaries' capital expenditures through internally generated cash flows, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, development of our DCN, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $120 million to $125 million in fiscal 2004, exclusive of acquisitions. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $15 million to $20 million in connection with Regal CineMedia during fiscal 2004. Regal CineMedia capital expenditures will be made in connection with the deployment of our DCN to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Fiscal 2004 Period, we invested an aggregate of approximately $80.8 million in capital expenditures.

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

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 2—"Acquisitions" for further discussion of these transactions.

        On May 10, 2004, Regal Cinemas entered into its new Senior Credit Facility with Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and the other lenders and agents party thereto, which consists of a $1,650.0 million Term Facility and a Revolving Facility of up to $100.0 million, in order to, among other things, refinance its existing indebtedness (the "Refinancing"). The Revolving Facility has a sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility matures on November 10, 2010 and the Revolving Facility matures on May 10, 2009. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every 3 months. As of September 30, 2004, the interest rate on the Term Facility was approximately 4.2%. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2010 and the second on November 10, 2010. Approximately $918.3 million of the proceeds from the Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend to its stockholders on June 2, 2004, as described below, and set aside the remaining balance for the fiscal 2004 acquisitions described under Note 2 to the accompanying unaudited condensed consolidated financial statements and for general corporate purposes. Upon consummation of the Refinancing, Regal recognized a loss on debt extinguishment of approximately $76.1 million. The increase in indebtedness under the Senior Credit Facility will substantially increase our interest and principal payment obligations. For a detailed summary of other material terms of the Senior Credit Facility, please refer to the information provided under Note 3—"Debt Obligations—Regal Cinemas Fourth Amended and Restated Credit Agreement" to the accompanying unaudited condensed consolidated financial statements. On June 30, 2004, Regal made a $50.0 million voluntary prepayment of the outstanding senior secured term loan.

        On May 12, 2004, we, through our subsidiary RCBC, completed a cash tender offer and consent solicitation for Regal Cinemas' 9 3/8% Senior Subordinated Notes due 2012. Consideration for each $1,000 principal amount of Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Notes for those holders who properly tendered their Notes with a consent on or before April 27, 2004. Approximately $298.1 million aggregate principal amount of the Notes was purchased in the tender offer, resulting in our payment of approximately $56.3 million in excess of the $298.1 million aggregate principal amount of the Notes tendered in connection with the tender offer and consent solicitation. The aggregate consideration paid in respect of the tender offer and consent solicitation was financed with a portion of the proceeds from Regal Cinemas' new Senior Credit Facility. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Notes from a third party. For a detailed summary of the tender offer and consent solicitation, please refer to the information provided under Note 3—"Debt Obligations—Regal Cinemas 9 3/8% Senior Subordinated Notes" to the accompanying unaudited condensed consolidated financial statements.

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

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.15% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. As of September 30, 2004, the aggregate fair value of the swaps was determined to be approximately $11.9 million, which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding debit of $7.2 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the quarter ended September 30, 2004.

        As of September 30, 2004, we had approximately $1,591.9 million outstanding under the Regal Cinemas Term Facility and $51.5 million aggregate principal amount remaining under the Notes. As of September 30, 2004, Regal Cinemas had used in connection with the Refinancing or distributed to Regal all of the net proceeds from the Term Facility and had approximately $98.6 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.4 million was outstanding as of September 30, 2004), which reduces availability under the Revolving Facility.

        During the three quarters ended September 30, 2004, Regal paid two cash dividends of $0.18 per share and one cash dividend of $0.20 per share on each outstanding share of the Company's Class A and Class B common stock, or $80.3 million in the aggregate. On October 26, 2004, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, payable on December 15, 2004, to stockholders of record on December 1, 2004. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        During the quarter ended September 30, 2004, the Company instituted a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such manner deemed appropriate by the Company.

  Contractual Cash Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of September 30, 2004, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations
Debt obligations(1)	$1,883.4	$256.0	$32.0	$32.0	$1,563.4
Capital lease obligations(2)	24.9	1.0	3.1	3.2	17.6
Lease financing arrangements(2)	94.4	2.5	6.3	8.0	77.6
Bankruptcy claims and liabilities(3)	1.2	1.2	—	—	—
Operating leases(4)	3,857.6	271.9	550.6	546.2	2,488.9
Other long term and purchase obligations	6.9	2.4	3.7	0.3	0.5

Total contractual cash obligations	$5,868.4	$535.0	$595.7	$589.7	$4,148.0

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 years	4-5 years	After 5 years
Other Commercial Commitments
Interest rate swap commitments(5)	$121.5	$31.0	$60.1	$30.4	$—
Other commercial commitments(6)	100.0	—	—	—	100.0

Total commercial commitments	$221.5	$31.0	$60.1	$30.4	$100.0

(1)
These amounts are included on our unaudited condensed consolidated balance sheet as of September 30, 2004. Our Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 3—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q and Note 7 to the financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended January 1, 2004 for additional information about our long-term debt obligations and related matters. Our $240 million convertible senior notes are reflected on our consolidated balance sheet at September 30, 2004 and in the above table as a current liability due to conversion rights of the note holders, as more fully discussed in Note 3—"Debt Obligations," even though the notes mature in 2008.

(2)
The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of September 30, 2004. Refer to Note 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2004 for additional information about our capital lease obligations and lease financing arrangements.

(3)
These amounts are included on our unaudited condensed consolidated balance sheet as of September 30, 2004. Refer to Note 6—"Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about our bankruptcy related matters.

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

(5)
On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.15% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR receive rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period and is generally equal to the 3-month LIBOR pay rate that may be elected for the variable rate liabilities under the Senior Credit Facility. Therefore, amounts disclosed herein include only the expected fixed interest payments associated with these agreements.

(6)
As of September 30, 2004, Regal Cinemas had approximately $98.6 million available for drawing under the Revolving Facility (as defined in Note 3 to the accompanying unaudited condensed consolidated financial statements). Regal Cinemas also maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.4 million was outstanding as of September 30, 2004), which reduces the availability under the Revolving Facility.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Critical Accounting Policies

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004, the information under which is incorporated herein by reference. As of September 30, 2004, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of September 30, 2004, borrowings of $1,591.9 million under the Term Facility were outstanding. Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate and the Federal Funds Effective Rate plus 0.5%. The borrowings outstanding under the Term Facility bore interest of approximately 4.2% as of September 30, 2004.

        During the quarter ended September 30, 2004, Regal Cinemas entered into four distinct hedging relationships via four separate interest rate swap agreements with final maturity terms ranging from three to five years each for the purpose of hedging approximately $800 million of variable interest rate risk under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.15% and receives interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 3 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

        A one-half percent rise in the interest rate on the Company's unhedged variable rate indebtedness (approximately $791.9 million) at September 30, 2004, would have increased reported interest expense by approximately $1.0 million for the quarter ended September 30, 2004.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
4.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 27, 2004, among Regal Cinemas, the lenders party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Book Runner and as Administrative Agent (incorporated by reference to Exhibit 4.1.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the quarterly period ended July 1, 2004)
10.1	Indemnity Agreement, dated as of July 9, 2004, between Regal and Lewis W. Coleman
10.2	Indemnity Agreement, dated as of July 12, 2004, between Regal and Michael J. Dolan
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: November 9, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: November 9, 2004	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: November 9, 2004	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.	Exhibit Description
4.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 27, 2004, among Regal Cinemas, the lenders party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Book Runner and as Administrative Agent (incorporated by reference to Exhibit 4.1.1 to Regal's Form 10-Q (Commission File No. 001-31315) filed for the quarterly period ended July 1, 2004)
10.1	Indemnity Agreement, dated as of July 9, 2004, between Regal and Lewis W. Coleman
10.2	Indemnity Agreement, dated as of July 12, 2004, between Regal and Michael J. Dolan
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications