Form 10-K
period 2004-12-30
REGAL ENTERTAINMENT GROUP
filed 2005-03-15
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2004

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 1, 2004, computed by reference to the closing price for the registrant's Class A common stock on the New York Stock Exchange on such date was $730,329,977 (40,506,377 shares at a closing price per share of $18.03).

          Shares of Class A common stock outstanding—57,574,661 shares at March 10, 2005

          Shares of Class B common stock outstanding—87,566,142 shares at March 10, 2005

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be used in connection with its 2005 Annual Meeting of Stockholders and to be filed within 120 days of December 30, 2004 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	BUSINESS
THE COMPANY
DESCRIPTION OF BUSINESS
INDUSTRY OVERVIEW
INDUSTRY TRENDS
THEATRE OPERATIONS
REGAL CINEMEDIA OPERATIONS
FILM DISTRIBUTION
FILM LICENSING
CONCESSIONS
COMPETITION
MARKETING AND ADVERTISING
MANAGEMENT INFORMATION SYSTEMS
SEASONALITY
EMPLOYEES
REGULATION
Item 2.	PROPERTIES
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.	SELECTED FINANCIAL DATA
SELECTED HISTORICAL FINANCIAL DATA FOR REGAL ENTERTAINMENT GROUP
SELECTED HISTORICAL FINANCIAL AND OTHER DATA FOR UNITED ARTISTS
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

        We acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in our acquisition of these subsidiaries, see Note 1 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K. Each of the theatre circuits operated by Regal Cinemas, United Artists and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to our acquisition of such entities. For a detailed discussion of these bankruptcy proceedings, see Note 4 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K.

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

        Prior to fiscal 2004, we reported the results of our operations under one reportable segment—theatre exhibition operations. As of December 30, 2004, we manage our business under two reportable segments—theatre exhibition operations and Regal CineMedia. The theatre exhibition segment generates revenues primarily from admissions and concession sales. Our Regal CineMedia segment focuses exclusively on the expansion of businesses ancillary to our theatre exhibition operations, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases, including rental of theatres for business meetings, concerts and other events. For a discussion of our reportable segments, including financial information for each segment for each of the last three fiscal years, including fiscal 2004, see Note 17 to the consolidated financial statements.

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,273 screens in 558 theatres in 40 states as of December 30, 2004, with over 253 million annual attendees for the fiscal year ended December 30, 2004. Our geographically diverse circuit includes theatres in all of the top 25 and 44 of the top 50 U.S. designated market areas. We primarily operate multi-screen theatres and have an average of 11.2 screens per location, which is well above the 2003 average of 5.9 screens per location for the North American motion picture exhibition industry. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. We seek to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that as of December 30, 2004, approximately 87% of our screens were located in film licensing zones in which we are the sole exhibitor. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage our existing asset and customer bases and has developed our Regal Digital Content NetworkSM ("DCN"). We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

        For the fiscal year ended December 30, 2004, we reported total revenues, income from operations and net income of $2,468.0 million, $321.1 million and $82.5 million, respectively. In addition, we generated during such period $387.4 million of cash flows from operations during the year ended December 30, 2004. EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $412.2 million, or 16.7% of total revenues, for the year ended December 30, 2004. As a result of our focus on enhancing revenues, operating efficiently, strictly controlling theatre-level costs, successfully integrating accretive acquisitions and developing ancillary businesses through Regal CineMedia, we achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations and because it is a primary financial measure used by management to assess the performance and liquidity of our Company. EBITDA is not a measurement of financial performance or liquidity under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail below. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. See Part II, Item 7, of this Form 10-K, under the caption "Results of Operations—EBITDA" for a tabular reconciliation of net income to EBITDA and net cash provided by operating activities.

Business Strategy

        Our business strategy is to continue to enhance our leading position in the motion picture exhibition industry by capitalizing on prudent industry consolidation opportunities, realizing selective growth opportunities through new theatre construction, expanding and upgrades of our existing asset base and creating incremental revenue growth through our Regal CineMedia business. This strategy should enable us to continue to produce the free cash flow and financial flexibility necessary to provide meaningful value to our stockholders. Key elements of our strategy include:

        Maximizing Stockholder Value.    We continue to believe that our cash dividends are an efficient means of distributing value to our stockholders. Periodic increases in our quarterly cash dividends and the payment of two extraordinary cash dividends in the last two fiscal years demonstrates our confidence in our business and our continued commitment to providing value to stockholders. Since our initial public offering in May 2002, we have returned over $1.6 billion to our stockholders in the form of these cash dividends.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience and capital structure position us well to execute future acquisitions. We intend to selectively pursue accretive theatre acquisitions that enhance our asset base and improve our consolidated operating results. In addition, we may pursue acquisitions that broaden our service offerings and the reach of our DCN and strengthen our Regal CineMedia business.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. We have combined the capital spending programs of Regal Cinemas, United Artists, Edwards and Hoyts under one management team to maximize our return on investment by enabling us to make strategic capital expenditures that we believe will provide the highest returns taking into account our entire theatre portfolio.

        Using Our Regal Digital Content NetworkSM to Generate Ancillary Revenues.    We are generating revenue growth through our DCN. We are using our DCN to generate revenue from on-screen and in-lobby advertising, the distribution of entertainment, music and other digital content and corporate communications services, conferencing, product introductions and interactive distance learning. We believe the technical capabilities and reach of our DCN are enhancing our advertising and promotions business by providing a more efficient process for advertisers and more flexibility to target specific audiences or to change advertising campaigns. Additionally, by providing a high quality pre-show program that has been branded "The 2wentySM," and through improved projection and sound capabilities, we believe our DCN is providing a better entertainment experience for our patrons. Our DCN also enables us to leverage our assets more efficiently during non-peak periods from the rental of auditoriums on a single site and networked basis for seminars, business conferencing, distance learning, and other business meetings and from the distribution of alternative digital programming in the music, education, entertainment and sports categories. During 2004, Regal CineMedia added its first non-Regal theatre circuit to the DCN. This multi-year digital network affiliate agreement allows for the delivery of customized pre-show content and advertising, marketing and sales support for cinema advertising, as well as an option to participate in upcoming digitally delivered events, which allows us to further leverage the DCN to generate additional revenue. This network affiliate strategy is designed to expand the reach and market coverage of the DCN for Regal CineMedia's advertising clients and for the distribution of digital programming.

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor with nearly twice as many screens as our nearest competitor. We operate 6,273 screens in 558 theatres in 40 states across the nation. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership positions us to capitalize on favorable attendance trends, attractive consolidation opportunities and ancillary businesses.

        Superior Management Drives Strong Operating Margins.    We have developed a proven operating philosophy focused on efficient operations and strict cost controls at both the corporate and theatre levels. At the corporate level, we are able to capitalize on our size and operational expertise to achieve economies of scale in purchasing and marketing functions. We have developed an efficient purchasing and distribution supply chain that generates favorable concession margins. At the theatre level, management devotes significant attention to cost controls through the use of detailed management reports and performance-based compensation programs to encourage theatre managers to control costs effectively and increase concession sales.

        Strong Cash Flow Generation.    We have invested over $2.1 billion in capital expenditures since 1997 to expand and upgrade our theatre circuit. As a result, we do not expect to require major capital reinvestments in the near term to maintain our operations in excess of those included in our capital spending programs. The combination of our operating margins and our limited need to make maintenance capital expenditures will allow us to generate significant cash flow from operations.

        Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. We have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of 15 theatre circuits since 1995. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 30, 2004, approximately 66% of our screens were located in theatres featuring stadium seating. As of December 30, 2004, approximately 79% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 11.2 screens per location, which is well above the 2003 average of 5.9 screens per location for the North American motion picture exhibition industry.

        Leading Access to First-Run Films.    As of December 30, 2004, approximately 87% of our screens were located in film licensing zones in which we are the sole exhibitor. Being the sole exhibitor in a film licensing zone provides us with access to all films distributed by major distributors and eliminates our need to compete with other exhibitors for films in that zone. As the sole exhibitor in a particular zone, we may exhibit all commercially successful films on our screens, subject to a successful negotiation with the distributor, and have the ability to compete for attendance generated from commercially popular films.

        Distinctive Opportunity in Ancillary Revenues.    Our Regal CineMedia segment focuses exclusively on leveraging our scale and theatre assets with digital distribution and projection and other new technology to increase our revenues from complementary lines of business. We believe our theatre and network affiliate asset base provides an attractive platform for advertisers and entertainment, sports, music and other content providers to reach a desirable customer base and for businesses, schools, churches and other organizations to use for corporate communications services, such as conferencing, product introductions, and distance learning. We believe we will be able to generate additional revenues from digital on-screen and in-lobby advertising, the distribution of entertainment, sports, music and other digital content, and by providing corporate communications services.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2004, we paid to our stockholders two quarterly cash dividends of $0.18 per share, one quarterly cash dividend of $0.20 per share and one quarterly cash dividend of $0.30 per share on each outstanding share of our Class A and Class B common stock, or approximately $123.7 million in the aggregate. On June 2, 2004, we paid to our stockholders an extraordinary cash dividend of $5.00 per share on each outstanding share of Class A and Class B common stock totaling approximately $718.3 million in the aggregate. On February 10, 2005, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2005 to our stockholders of record on March 1, 2005. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.6 billion attendees in 2003. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. For example, 2003 was a steady year for the film exhibition industry in which total box office revenues of $9.5 billion approximated that of a record 2002, while attendance declined by approximately 4.0% to 1.6 billion attendees. Please note that as of the date of this Form 10-K, fiscal 2004 industry statistics are not available.

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

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization benefited exhibitors as many patrons of closed theatres migrated to remaining theatres, which increased industry-wide attendance per screen and operating efficiencies.

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

        We believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. In addition, for the foreseeable future, we do not believe that additional major amenities will be required to meaningfully enhance the moviegoing experience. Consequently, we believe major exhibitors have reduced capital spending as compared to the late 1990's and the rate of new screen growth has returned to historical growth patterns prior to the late 1990's expansion.

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 12% from 2000 to 2003. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video and DVD, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1993, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.8 to 5.4 times per year.

        Modern Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex theatre is the appropriate size facility for most areas. Over the last several years, major exhibitors have spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound, which we believe has enhanced the moviegoing experience. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    The increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies.

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

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,273 screens in 558 theatres in 40 states as of December 30, 2004. We operate theatres in all of the top 25 and 44 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries, Regal Cinemas, Edwards, Hoyts and United Artists.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 30, 2004:

State	Locations	Number of Screens
California	105	1,168
Florida	45	631
New York	52	550
Washington	35	315
Pennsylvania	24	294
Texas	22	289
Virginia	25	288
Ohio	23	274
Georgia	16	227
Oregon	22	191
New Jersey	13	162
Tennessee	13	154
Massachusetts	13	134
Maryland	11	127
Colorado	12	112
Nevada	9	110
Alabama	8	106
North Carolina	13	106
South Carolina	8	89
Indiana	7	88
Louisiana	10	82
Mississippi	10	79
Illinois	4	67
Idaho	7	63
New Mexico	7	58
New Hampshire	6	51
Hawaii	4	47
Connecticut	4	45
Alaska	5	43
Minnesota	3	43
Maine	4	38
Arkansas	3	36
Missouri	2	36
Delaware	2	33
Oklahoma	2	26
Michigan	2	22
West Virginia	2	22
Arizona	2	21
Kentucky	1	16
Wisconsin	1	16
District of Columbia	1	14

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

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal Entertainment University," which is held at our theatre operating corporate office. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

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

REGAL CINEMEDIA OPERATIONS

        Regal CineMedia focuses on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that utilize our existing theatre operating personnel and leverage our existing asset and customer bases. We have committed resources and dedicated a management team with experience in these new business areas to focus exclusively on these opportunities and on emerging digital distribution and other technologies. Business focus areas include in-theatre advertising, business meetings, and non-feature film content distribution. We have invested in the equipment necessary to create our DCN. While digital projection technologies required to display motion pictures in our theatres are not yet commercially viable, lower-cost digital video and communications technology is available to expand the revenue generating capabilities and opportunities. Through 2004, 5,350 screens within 441 theatres in 79 markets were deployed as part of this digital network. In addition, our DCN is connected to 1,293 plasma screens that have been installed in the lobbies and other high-traffic locations within these theatres to provide additional advertising reach and exposure. Pursuant to our multi-year digital network affiliate agreement, we have agreed to install the DCN in certain non-Regal theatres and to provide advertising sales and network technology services to such theatres, providing an additional source of ancillary revenue. Inclusive of those screens installed under our digital network affiliate agreement, we intend to expand our DCN to approximately 6,000 screens in 84 markets in approximately 493 theatres during 2005. The total investment in our DCN (exclusive of the network affiliate) is expected to be approximately $80.2 million, of which we have invested approximately $73.3 million as of December 30, 2004. Approximately 91% of Regal's attendance base will have exposure to the DCN. We believe that this digital network is enabling us to more effectively capitalize on ancillary revenue opportunities.

        In-Theatre Advertising.    We believe that our theatres and DCN provide an attractive platform for advertisers by allowing them to target a large and desirable customer base and improve the efficiency and reduce the cost of in-theatre advertising. We believe on-screen and in-lobby advertising allows advertisers to achieve high impact appeal due to the engaged nature of the movie audience and the sound and projection capabilities of our theatres. We have developed proprietary software to distribute digital advertising content to specific screens or markets throughout our circuit. The addition of digital video and communications technologies has improved the quality of our on-screen advertising business and marketing and promotions business by replacing our slide projectors and 35mm "rolling stock" advertising. Our digital video and communications technologies make the delivery of advertising more time and cost efficient for advertisers and allow for more targeted marketing. Prior to the deployment of our DCN, our in-theatre advertising programs consisted primarily of 35mm rolling stock television commercials, lower quality intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. With our DCN, the rolling stock commercials, intermission slides, and intermission music were replaced in February 2003 by a "digital pre-show" that we have branded "The 2wenty". "The 2wenty" includes, in addition to 30 and 60 second high quality advertisements, segments of original entertaining and informative content provided by national media companies such as NBC, Turner Broadcasting, Universal Entertainment and Sony Pictures Entertainment (collectively, the "Content Partners"). In addition to the long-term marketing and programming relationships created with the Content Partners, we have strong business relationships with many national advertisers, such as the Coca-Cola Company and Masterfoods, with advertising agency groups, and with a leading Internet ticket provider, Fandango. Approximately 85% of the advertising revenues come from national advertisers, with the remainder coming from regional and local advertisers. Our advertising business generally generates attractive margins because it is able to demand attractive pricing and utilizes the DCN and our existing theatre assets and personnel. The addition of network affiliates will increase the reach of the DCN and will further leverage our existing technology assets and sales force.

        Regal CineMeetings and EventsSM.    Our Regal CineMeetings and EventsSM business rents theatres on an individual or networked basis for seminars, corporate training, business meetings, church services, distance learning or business communication uses, product and customer research and other entertainment uses such as concerts and movie premieres. By utilizing our DCN and telephone networks, we can provide an interactive video conferencing network and two-way audio broadcasting and teleconferencing services. Theatre rentals allow us to utilize our assets more effectively during non-peak movie-going periods, including Monday through Thursday and Friday, Saturday, and Sunday mornings.

        Other Business Opportunities.    We believe that we will generate additional revenues in the future as we continue to expand our ancillary business activities. These activities are currently focused on creating a new kind of national digital distribution network for the distribution of music, education, sports, entertainment and other forms of digital content to paying customers as well as for educational and promotional purposes. As the new programming "Channels" are developed they will be included as one of the product offerings of Regal CineMedia. In addition, Regal CineMedia will work closely with our theatre operations group to leverage new technologies to create a more interactive relationship with patrons, to improve the marketing information we provide advertisers and thus improve the local marketing of motion pictures and provide a better overall movie-going experience for our customers. As part of this effort, our frequent movie-goer program, the "Regal Crown ClubSM," was rolled out in all of our markets during 2003.

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

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television, international distribution and satellite and pay-per-view services. A strong opening run at the theatre can establish a film's success and substantiate the film's revenue potential for both domestic and international distribution channels. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution window for the public's evaluation of films, domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $63.8 million in 2003, compared with approximately $29.9 million in 1993, while the average cost to advertise and promote a film averaged approximately $39.0 million in 2003, compared with approximately $14.1 million in 1993.

FILM LICENSING

        Evaluation of Film.    We license films on a film-by-film basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected rating from the Motion Picture Association of America. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as on the availability of commercially successful motion pictures.

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film licensing zones are primarily dependant upon population density.

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

        Film Rental Fees.    Film licenses typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenues formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts from the exhibition of the film, a sliding-scale percentage of box office receipts declining over the term of the film's run, or a combination thereof. Under a theatre admissions revenues formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. Although not specifically contemplated by the provisions of film licenses, film rental fees actually paid by us are in some circumstances adjusted subsequent to exhibition in relation to the commercial success of a film in a process known as "settlement."

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. No single distributor dominates the market for an annual period, however according to industry sources, ten major film distributors reportedly accounted for 96% of admissions revenues and all of the top 50 grossing films during 2003. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 25.8% of our total revenues from concessions sales during fiscal 2004. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and by offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure films with favorable licensing terms;

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

        In addition to the motion picture industry, we also operate in other industries as a result of our ancillary business activities. These industries currently include advertising services and business communications services. Our advertising services compete with other forms of marketing media, including television, radio and billboards, as well as advertising in shopping centers, airports, stadiums, supermarkets and public transportation. While we believe that in-theatre advertising and promotions are becoming increasingly common and very effective, advertisers may choose alternative methods of conveying their messages. If this occurs, it may have an adverse effect on our ancillary business activities and may affect our results of operations.

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

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have expanded our ability to sell tickets by using Internet ticketing partners and by deploying self-service customer activated terminals (CATs) in some of our higher volume theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through our Internet partners. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

        Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings and EventsSM, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show start times with approved advertising graphics. The sales and attendance information developed by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

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

EMPLOYEES

        As of March 1, 2005, we employed approximately 25,410 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

REGULATION

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film basis.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation ("Loews"), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants' motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs' claims.

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

        On April 11, 2000, the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy filed an action against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III

Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The United States District Court for the District of Oregon subsequently awarded summary judgement of the plaintiff's claims in favor of our subsidiaries. The plaintiffs (other than the Oregon Paralyzed Veterans of America, which did not join in the appeal) appealed the judgement to the United States Court of Appeals for the Ninth Circuit. On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the lower court ruling and remanded the case to the District Court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America). The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such appealed the Ninth Circuit's decision to the Supreme Court of the United States. On June 28, 2004, the Supreme Court denied our request for review. The matter is currently pending and will revert back to the District Court for a determination of what, if anything, the Company will be required to do with respect to the claimed need to make the facilities more accessible.

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

        From time to time, we have received letters for the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience and, accordingly, we believe we are in substantial compliance with all applicable regulations.

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

Item 2.    PROPERTIES

        As of December 30, 2004, we operated 481 of our theatres pursuant to lease agreements and owned the land and buildings for 77 theatres. For a December 30, 2004 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our theatre operating corporate office is located in approximately 96,450 square feet of owned space in Knoxville, Tennessee. Regal CineMedia's corporate office is located in approximately 47,500 square feet of leased space in Centennial, Colorado. We believe that these facilities are adequate for our operations.

Item 3.    LEGAL PROCEEDINGS

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the captions "Bankruptcy Claims" and "Other" in Note 11 (Commitments and Contingencies) of our notes to consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report on Form 10-K.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 30, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 30, 2004, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	51	Co-Chairman of the board of directors and Co-Chief Executive Officer of Regal and Chief Executive Officer of Regal Cinemas
Kurt C. Hall	45	Co-Chairman of the board of directors and Co-Chief Executive Officer of Regal and President and Chief Executive Officer of Regal CineMedia
Gregory W. Dunn	45	Executive Vice President and Chief Operating Officer
Amy E. Miles	38	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	44	Executive Vice President, General Counsel and Secretary

        Michael L. Campbell is our Co-Chairman and Co-Chief Executive Officer and is Chief Executive Officer of Regal Cinemas. Mr. Campbell has served as a director since March 2002 and is a member of our Executive Committee. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in this Form 10-K. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Eon

Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on its executive committee of the board of directors.

        Kurt C. Hall is our Co-Chairman and Co-Chief Executive Officer and is President and Chief Executive Officer of Regal CineMedia. Mr. Hall has served as a director since March 2002 and is a member of our Executive Committee. Mr. Hall served as President and Chief Executive Officer of United Artists from March 1998 to August 2002, and as a director from May 1992 until August 2002. Mr. Hall served as a director and executive officer of United Artists when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in this Form 10-K. Prior thereto, Mr. Hall served as Chief Operating Officer since February 1997, and as Executive Vice President since May 1992. Mr. Hall was Chief Financial Officer of United Artists from May 1992 to March 1998. Mr. Hall serves on the executive committee of NATO.

        Gregory W. Dunn is our Executive Vice President and Chief Operating Officer and President and Chief Operating Officer of Regal Cinemas and served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in this Form 10-K. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles is our Executive Vice President, Chief Financial Officer and Treasurer and has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in this Form 10-K. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in this Form 10-K. Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal 2004(1)
	High	Low
First Quarter (January 2, 2004–April 1, 2004)	$22.05	$19.55
Second Quarter (April 2, 2004–July 1, 2004)	23.31	17.35
Third Quarter (July 2, 2004–September 30, 2004)	19.31	17.73
Fourth Quarter (October 1, 2004–December 30, 2004)	21.75	18.95

(1)
On June 2, 2004, the Company paid an extraordinary cash dividend of $5.00 per share, on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

	Fiscal 2003(2)
	High	Low
First Quarter (December 27, 2002–March 27, 2003)	$22.72	$16.85
Second Quarter (March 28, 2003–June 26, 2003)	24.15	17.15
Third Quarter (June 27, 2003–September 25, 2003)	23.72	17.31
Fourth Quarter (September 26, 2003–January 1, 2004)	21.54	18.40

(2)
On July 1, 2003, the Company paid an extraordinary cash dividend of $5.05 per share, on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

        On March 10, 2005, there were 125 stockholders of record of our Class A common stock and two stockholders of record of our Class B common stock.

  Dividend Policy

        During fiscal 2003, we paid to our stockholders four quarterly cash dividends of $0.15 per share on each share of our Class A and Class B common stock, or approximately $83.3 million in the aggregate. On July 1, 2003, we paid to our stockholders an extraordinary cash dividend of $5.05 per share, on each share of Class A and Class B common stock totaling approximately $716.0 million in the aggregate. During fiscal 2004, we paid to our stockholders two quarterly cash dividends of $0.18 per share, one quarterly cash dividend of $0.20 per share and one quarterly cash dividend of $0.30 per share on each share of our Class A and Class B common stock, or approximately $123.7 million in the aggregate. On June 2, 2004, we paid to our stockholders an extraordinary cash dividend of $5.00 per share on each outstanding share of Class A and Class B common stock totaling approximately $718.3 million in the aggregate. On February 10, 2005 we declared a cash dividend of $0.30 per share on each outstanding of Class A and Class B common stock. The dividend is payable on March 15, 2005 to our stockholders of record on March 1, 2005. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K.

  Share Repurchase Program

        On September 13, 2004, we announced that the Company's board of directors had authorized a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. During the year ended December 30, 2004, we made no repurchases of our outstanding Class A common stock.

Item 6.    SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA AND OTHER FOR REGAL ENTERTAINMENT GROUP

        Regal was created through a series of transactions during 2001 and 2002. The Anschutz Corporation and its subsidiaries ("Anschutz") acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon United Artists' emergence from bankruptcy reorganization on March 2, 2001, Edwards' emergence from bankruptcy reorganization on September 29, 2001 and Regal Cinemas, Inc.'s emergence from bankruptcy reorganization on January 29, 2002. Regal's consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. These controlling equity interests have been recorded in Regal's consolidated financial statements at Anschutz's combined historical cost basis.

        We present below selected historical consolidated financial data for Regal based on historical data (i) for the period ended January 3, 2002, considering the historical results for United Artists for the period from March 2, 2001 to January 3, 2002, and Edwards for the period from September 29, 2001 to December 27, 2001 (the fiscal 2001 periods in which Anschutz controlled United Artists and Edwards, "the period under common control"), (ii) for the fiscal year ended December 26, 2002, considering the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002, the date upon which Anschutz is deemed to have acquired its controlling equity interest in Regal Cinemas, Inc.), (iii) for the fiscal year ended January 1, 2004, considering the results of operations of United Artists, Regal Cinemas, and Edwards from December 27, 2002 and Hoyts from March 28, 2003, and (iv) for the fiscal year ended December 30, 2004, considering the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of seven theatres acquired during the quarter ended July 1, 2004 and the 28 operating theatres acquired from Signature Theatres on September 30, 2004 for periods subsequent to the respective acquisition dates. The fiscal year ended January 1, 2004 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002 and the period ended January 3, 2002 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operation on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. Because historical financial data for Regal for the period under common control ended January 3, 2002 include only partial year data for United Artists (from March 2, 2001) and Edwards (from September 29, 2001), we have included limited information for Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year Ended December 30, 2004	Fiscal year Ended January 1, 2004(3)	Fiscal Year Ended December 26, 2002	Period Under Common Control Ended January 3, 2002
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,468.0	$2,489.9	$2,140.2	$556.9
Income from operations	321.1	379.1	283.6	34.1
Net income	82.5	185.4	117.2	4.9
Earnings per diluted share	0.55	1.30	0.79	0.28
Dividends per common share(1),(2)	5.86	5.65	0.15	—
	As of or for the fiscal year ended December 30, 2004	As of or for the fiscal year ended January 1, 2004(3)	As of or for the fiscal year ended December 26, 2002	As of or for the period ended January 3, 2002
	(in millions, except operating data)
Other financial data:
Cash flow provided by operating activities	$387.4	$476.1	$373.2	$61.6
Cash flow (used in) provided by investing activities	(306.2)	(181.9)	(115.0)	9.4
Cash flow (used in) provided by financing activities(1),(2)	(126.1)	(281.4)	(50.2)	21.5
Balance sheet data at period end:
Cash and cash equivalents	$243.9	$288.8	$276.0	$68.0
Total assets	2,542.4	2,449.8	2,310.2	1,122.7
Total long-term obligations	2,005.8	1,227.2	678.4	438.9
Stockholders' equity	69.0	794.9	1,270.8	383.0
Operating data:
Theatre locations	558	550	524	252
Screens	6,273	6,045	5,663	2,214
Average screens per location	11.2	11.0	10.8	8.8
Attendance (in millions)	253.8	265.6	241.4	63.9
Average ticket price	$6.53	$6.36	$6.02	$5.99
Average concessions per patron	$2.51	$2.43	$2.44	$2.40

(1)
Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(2)
Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(3)
Fiscal year ended January 1, 2004 was comprised of 53 weeks.

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

	Reorganized Company	Historical Company(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
	(in millions)
Revenue:
Admissions	$322.2	$69.1	$372.4
Concession sales	130.1	26.9	154.6
Other	19.2	3.2	23.3

Total revenue	471.5	99.2	550.3
Costs and expenses:
Film rental and advertising expenses	179.3	36.2	204.9
Direct concession costs	14.8	3.1	18.0
Other operating expenses	181.4	35.7	227.5
Sale and leaseback rentals	14.8	2.9	16.9
General and administrative	16.8	3.2	21.3
Depreciation and amortization	35.6	6.8	44.8
Asset impairments, lease exit and restructure costs(2)	2.9	1.1	55.1
Gain on disposition of assets, net	(2.1)	(4.6)	(14.4)

Total costs and expenses	443.5	84.4	574.1

Operating income (loss) from continuing operations	28.0	14.8	(23.8)

Net income (loss) available to common stockholders	$3.2	$534.4	$(123.6)

	Reorganized Company	Historical Company(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
	(in millions, except operating data)
Other financial data:
Cash flow provided by (used in) operating activities	$38.8	$(2.7)	$(1.2)
Cash flow provided by (used in) investing activities	6.1	2.7	1.5
Cash flow provided by (used in) financing activities	(22.0)	2.6	0.3
Balance sheet data at period end:
Cash and cash equivalents	$23.5	$7.5	$11.4
Total assets	453.6	422.5	432.5
Total debt(3)	248.6	727.5	722.5
Stockholders' equity (deficit)	99.4	(519.3)	(519.3)
Operating data:
Theatre locations	205	214	220
Screens	1,574	1,590	1,625
Average screens per location	7.7	7.4	7.4
Attendance (in millions)	54.7	12.0	66.7
Average ticket price	$5.89	$5.76	$5.58
Average concessions per patron	$2.38	$2.24	$2.32

(1)
Beginning in 1999, United Artists changed its reporting period from the traditional calendar year to a 52/53 week presentation. The 2001 year contained 53 weeks and ended on January 3, 2002. The 2000 year contained 52 weeks and ended on December 28, 2000.

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

Overview And Basis Of Presentation

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,273 screens in 558 theatres in 40 states as of December 30, 2004. Regal CineMedia focuses exclusively on the expansion of ancillary businesses, such as advertising, and complementary business lines that leverage our existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on Regal CineMedia's ancillary revenue opportunities.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis by Regal CineMedia over the DCN, vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. Film rental costs depend on a variety of factors including the prospects of a film, the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

        The Company's consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's consolidated financial statements at Anschutz's combined historical cost basis. The results of operations of the acquired Hoyts theatre locations have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date of March 28, 2003. The results of operations of the seven theatres acquired during the quarter ended July 1, 2004 and the 28 operating theatres acquired from Signature Theatres on September 30, 2004 (see Note 3—"Acquisitions" to the accompanying consolidated financial statements included in this Form 10-K) have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

        Prior to fiscal 2004, we reported the results of our operations under one reportable segment—theatre exhibition operations. As of December 30, 2004, we manage our business under two reportable segments—theatre exhibition operations and Regal CineMedia. For a discussion of our reportable segments, including financial information for each segment for each of the last three fiscal years, including fiscal 2004, see Note 17 to the consolidated financial statements.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" below.

Results of Operations

        Based on our review of industry sources, national box office revenues were estimated to have increased approximately one to two percent for the calendar year of 2004 over the calendar year of 2003. We believe that the slight increase in national 2004 box office revenues resulted from increased average ticket prices per patron, partially offset by a slight decline in national attendance. The increase in average ticket price per patron is primarily attributable to increases in ticket prices and a favorable first quarter 2004 film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. Throughout the remainder of 2004, the film mix shifted to a more family-oriented and concession-friendly product, which moderated average ticket prices, but favorably impacted average concession revenues per patron. The lackluster performance of certain holiday films during the fourth quarter of 2004 in comparison to holiday films of the fourth quarter of 2003 contributed to the overall decline in national attendance during 2004.

        Our total revenue for year ended December 30, 2004 ("Fiscal 2004 Period") was $2,468.0 million, a 0.9% decrease from total revenue of $2,489.9 million for the year ended January 1, 2004 ("Fiscal 2003 Period"). On a comparative basis, results for the Fiscal 2003 Period were positively impacted by the timing of our fiscal 2003 calendar which consisted of fifty-three weeks compared to the fifty-two weeks in the Fiscal 2004 Period. The Fiscal 2003 Period's additional week of operations is significant in that it accounted for approximately 3.8% of the Fiscal 2003 Period total attendance. Offsetting the impact of the timing of the Fiscal 2003 Period, the Fiscal 2004 Period results benefited from the results of operations of the acquired Hoyts Cinemas theatres for all periods, whereas the results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. In addition, the Fiscal 2004 Period includes results of operations of 35 operating theatres acquired during the second and third quarters of 2004. See Note 3 to the accompanying consolidated financial statements included in this Form 10-K for additional information regarding these acquisitions. As a net result of the above factors, the Fiscal 2004 Period box office results were negatively impacted by a net decline in attendance of approximately 4.4%, partially offset by a 2.7% increase in average ticket prices per patron due to increases in retail ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period.

        On a same screen basis, the Company's calendar box office revenue growth approximated the industry box office revenue growth for the comparative time period in the prior year. During the Fiscal 2004 Period, we achieved growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was benefited by price increases and a return to family-oriented and concession friendly film product in the second and third quarters of the Fiscal 2004 Period. In addition, an increase of 32.5% in Regal CineMedia revenues contributed to the increase in other operating revenues for the Fiscal 2004 Period. Income from operations decreased 15.3% to $321.1 million for the Fiscal 2004 Period compared to $379.1 million in the Fiscal 2003 Period. Net income decreased 55.5% to $82.5 million in the Fiscal 2004 Period as compared to net income of $185.4 million in the Fiscal 2003 Period. Earnings per diluted share decreased to $0.55 for the Fiscal 2004 Period compared to $1.30 during the Fiscal 2003 Period. EBITDA was $412.2 million for the Fiscal 2004 Period, a decrease of 23.3% from $537.1 million in the Fiscal 2003 Period and represented an EBITDA margin of 16.7%. The decline in net income, diluted earnings per share, EBITDA and EBITDA margin is primarily attributable to the factors discussed above and a loss on extinguishment of debt of $76.1 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the accompanying consolidated financial statements included in this Form 10-K. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        During the Fiscal 2004 Period, the Company made significant progress with its strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2004 Period, including the $718.3 million extraordinary dividend paid on June 2, 2004, totaled approximately $842.2 million. During the second and third quarters of 2004, we announced two increases (totaling approximately 67%) to our quarterly Class A and Class B common stock cash dividend of $0.20 per share and $0.30 per share, respectively. In addition, during the Fiscal 2004 Period, we instituted a share repurchase program, which provides for the authorization to repurchase up to $50 million of our outstanding Class A common stock. No repurchases were effected during the Fiscal 2004 Period.

  •
  On April 29, 2004, we acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, we acquired an additional two theatres with 26 screens also in the Northeastern United States. On September 30, 2004, we acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. During the Fiscal 2004 Period, these acquisitions contributed approximately 5.0 million attendees or 2.0% to our total attendance. These acquisitions are consistent with our commitment to consummate accretive acquisitions that enhance our asset base and improve our consolidated operating results.

  •
  In addition to the Fiscal 2004 acquisitions, we opened three new theatres with 48 screens, added 19 screens through expansion to existing facilities and closed 30 theaters with 193 screens, ending the Fiscal 2004 Period with 558 theaters and 6,273 screens.

  •
  Our Regal CineMedia business continued to contribute incremental revenue and EBITDA for the Fiscal 2004 Period. Regal CineMedia's EBITDA totaled approximately $56.6 million, an increase of 40.4% over the prior year. Our Regal CineMedia EBITDA margins increased as we ended the Fiscal 2004 Period approximately 3.2% ahead of the Fiscal 2003 Period. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA.

        We remain optimistic regarding the 2005 film slate and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2005 appears to be another year of high-profile releases such as War of the Worlds, King Kong, Star Wars: Episode III, Harry Potter and the Goblet of Fire and Batman Begins.

        During 2004, we believe that the industry screen count grew by approximately 2.0%-2.5% while the Company's average screen count declined by less than 1%. We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $150 million to $165 million for fiscal 2005, consisting of new theatre development, expansion of existing theatre facilities, upgrades and maintenance. In addition, we are forecasting approximately $15 million of Regal CineMedia capital expenditures.

        We will continue to focus on a simple business strategy including evaluation of accretive acquisition opportunities, enhancement of attractive business opportunities through Regal CineMedia, and continued pursuit of a business strategy that will provide incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2004 Period, Fiscal 2003 Period and

Fiscal 2002 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2004 Period		Fiscal 2003 Period		Fiscal 2002 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,657.9	67.2%	$1,690.0	67.9%	$1,453.7	67.9%
Concessions	636.4	25.8	646.2	26.0	588.3	27.5
Other operating revenue	173.7	7.0	153.7	6.1	98.2	4.6

Total revenue	2,468.0	100.0	2,489.9	100.0	2,140.2	100.0
Operating expenses:
Film rental and advertising costs(1)	878.5	53.0	908.9	53.8	790.3	54.4
Cost of concessions(2)	94.9	14.9	92.9	14.4	84.4	14.3
Rent expense(3)	287.0	11.6	278.5	11.2	217.3	10.2
Other operating expense(3)	638.1	25.9	603.1	24.2	539.8	25.2
General and administrative expenses(3)	63.5	2.6	62.1	2.5	65.1	3.1
Depreciation and amortization(3)	174.6	7.1	158.5	6.4	134.4	6.3
Merger and restructuring expenses and amortization of deferred stock compensation(3)	6.4	0.3	8.9	0.4	18.9	0.9
Net loss (gain) on disposal and impairment of operating assets(3)	(1.4)	(0.1)	(2.1)	(0.1)	6.4	0.3
Net loss on lawsuit settlements	5.3	0.2	—	—	—	—

Total operating expenses(3)	2,146.9	87.0	2,110.8	84.8	1,856.6	86.8

Income from operations(3)	321.1	13.0	379.1	15.2	283.6	13.2
Interest expense, net(3)	95.6	3.9	72.0	2.9	61.7	2.9
Provision for income taxes(3)	59.5	2.4	121.2	4.9	89.8	4.2
Net income(3)	82.5	3.3	185.4	7.4	117.2	5.5
EBITDA(3),(6)	412.2	16.7	537.1	21.6	403.1	18.8
Attendance	253.8		265.6		241.4
Average ticket price(4)	$6.53	*	$6.36	*	$6.02	*
Average concession per patron(5)	$2.51	*	$2.43	*	$2.44	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

(6)
EBITDA represents earnings before interest, taxes, depreciation and amortization. See "—Results of Operations—EBITDA" below for a tabular reconciliation of net income to Total EBITDA and net cash provided by operating activities.

Fiscal 2004 Period Compared to Fiscal 2003 Period

  Admissions

        Total admissions revenues decreased $32.1 million, or 1.9%, to $1,657.9 million for the Fiscal 2004 Period, from $1,690.0 million for the Fiscal 2003 Period. The Fiscal 2003 Period results were favorably impacted by the timing of the Fiscal 2003 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2004 Period. The additional week of operations was significant in that it accounted for approximately 3.8% of the Fiscal 2003 Period total attendance. Offsetting the impact of the timing of the Fiscal 2003 Period, the Fiscal 2004 Period results benefited from the results of operations of the acquired Hoyts Cinemas theatres for all periods, whereas the results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. In addition, the Fiscal 2004 Period includes results of operations of 35 operating theatres acquired during the second and third quarters of 2004. See Note 3 to the accompanying consolidated financial statements included in this Form 10-K for additional information regarding these acquisitions. As a net result of the above factors, the Fiscal 2004 Period box office results were negatively impacted by a net decline in attendance of approximately 4.4%, partially offset by a 2.7% increase in average ticket prices per patron due to increases in retail ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period. On a same screen basis, the Company's 2004 calendar box office growth approximated the industry box office growth for the comparative time period in the prior year.

  Concessions

        Total concessions revenues decreased $9.8 million, or 1.5%, to $636.4 million for the Fiscal 2004 Period, from $646.2 million for the Fiscal 2003 Period. The decrease in concessions revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was due to a 4.4% decrease in attendance, partially offset by a 3.3% increase in average concessions per patron. The net increase in Fiscal 2004 Period concessions per patron is primarily attributable to price increases and a favorable film product mix in the second and third quarters of the Fiscal 2004 Period.

  Other Operating Revenues

        Total other operating revenues increased $20.0 million, or 13.0%, to $173.7 million for the Fiscal 2004 Period, from $153.7 million for the Fiscal 2003 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in Regal CineMedia revenues which increased $24.5 million, or 32.5%, to $99.9 million for the Fiscal 2004 Period, from $75.4 million for the Fiscal 2003 Period. In addition, incremental revenues from the inclusion of Hoyts for the full Fiscal 2004 Period and the Fiscal 2004 Period acquisitions contributed to the increase in other operating revenues. Increased utilization of the advertising inventory along with increased earned rates on advertising sold, incremental revenues from business meetings, special screenings and concert events and digital programming contributed to the increase in Regal CineMedia revenues.

  Film Rental and Advertising Costs

        Film rental and advertising costs decreased $30.4 million, or 3.3%, to $878.5 million in the Fiscal 2004 Period, from $908.9 million in the Fiscal 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 53.0% in the Fiscal 2004 Period as compared to 53.8% in the Fiscal 2003 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2004 Period is a result of a favorable film product mix and a continued focus on managing advertising costs.

  Cost of Concessions

        Cost of concessions increased $2.0 million, or 2.2%, to $94.9 million in the Fiscal 2004 Period, from $92.9 million in the Fiscal 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.9% in the Fiscal 2004 Period as compared to 14.4% in the Fiscal 2003 Period. The increase in the cost of concessions and costs of concessions as a percentage of concession revenues in the Fiscal 2004 Period is primarily attributable to the mix of concession product coupled with increases in promotional costs.

  Rent Expense

        Rent expense increased $8.5 million or 3.1% to $287.0 million in the Fiscal 2004 Period, from $278.5 million in Fiscal 2003 Period. Rent expense as a percentage of total revenues was 11.6% and 11.2% for the Fiscal 2004 Period and the Fiscal 2003 Period, respectively. The increase in rent expense in the Fiscal 2004 Period was primarily attributable to the inclusion of Hoyts and the Fiscal 2004 Period acquisitions. The increase in rent expense as a percentage of total revenues in the Fiscal 2004 Period was primarily attributable to the decline in total revenues in comparison to the Fiscal 2003 Period.

  Other Operating Expenses

        For the Fiscal 2004 Period, other operating expenses increased $35.0 million, or 5.8%, to $638.1 million, from $603.1 million in the Fiscal 2003 Period. Other operating expenses as a percentage of total revenues increased to 25.9% in the Fiscal 2004 Period as compared to 24.2% in the Fiscal 2003 Period. The increase in total other operating expenses in the Fiscal 2004 Period was primarily attributable to increases in certain non-rent occupancy costs and certain other operating costs, incremental costs associated with the inclusion of Hoyts and the Fiscal 2004 Period acquisitions and increases in Regal CineMedia operating expenses. The increase in other operating expenses as a percentage of total revenues in the Fiscal 2004 Period was primarily attributable to the above factors, coupled with a decline in total revenues during the Fiscal 2004 Period.

  General and Administrative Expenses

        General and administrative expenses increased $1.4 million, or 2.3%, to $63.5 million during the Fiscal 2004 Period, from $62.1 million in the Fiscal 2003 Period. As a percentage of total revenues, general and administrative expenses remained relatively consistent for the Fiscal 2004 Period and the Fiscal 2003 Period. The increase in general and administrative expenses during the Fiscal 2004 Period was primarily attributable to increases in legal and professional fees.

  Depreciation and Amortization

        Depreciation and amortization increased $16.1 million, or 10.2%, to $174.6 million in the Fiscal 2004 Period, from $158.5 million in the Fiscal 2003 Period. The increase during the Fiscal 2004 Period in depreciation and amortization is primarily due to the inclusion of Hoyts and the Fiscal 2004 Period acquisitions and a $7.4 million increase in Regal CineMedia depreciation expense.

  Income from Operations

        Income from operations totaled approximately $321.1 million for the Fiscal 2004 Period, which represents a decrease of $58.0 million, or 15.3% from $379.1 million in the Fiscal 2003 Period. The decrease in income from operations during the Fiscal 2004 Period is primarily attributable to the timing of our Fiscal 2004 Period calendar, which resulted in a decline in total revenue in comparison to the

Fiscal 2003 Period calendar, increases in certain operating expense items, including a loss on a lawsuit settlement arising from the exhibition of a film, partially offset by the inclusion of the results of operations of the acquired Hoyts Cinemas theatres and the Fiscal 2004 Period acquisitions, increases in Regal CineMedia revenues, certain realized benefits associated with the integration of Hoyts and the Fiscal 2004 Period acquisitions and a reduction of merger and restructuring expenses.

  Interest Expense

        Net interest expense increased $23.6 million, or 32.8%, to $95.6 million in the Fiscal 2004 Period, from $72.0 million in the Fiscal 2003 Period. The increase in interest expense in the Fiscal 2004 Period is principally due to higher outstanding indebtedness as a result of the financing arrangements consummated in the second quarter of 2004 in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the accompanying consolidated financial statements included in this Form 10-K. Such increase is partially offset by the redemption the Company's higher-rate debt consisting of approximately $298.1 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes") along with a $502.9 million principal payment to extinguish the Regal Cinemas third amended and restated senior credit facility.

  Income Taxes

        The provision for income taxes of $59.5 million and $121.2 million for the Fiscal 2004 Period and the Fiscal 2003 Period reflect effective tax rates of approximately 41.9% and 39.5%, respectively. With respect to the Fiscal 2004 Period, the effective tax rate is higher than the statutory tax rate as a result of the impact of certain non-deductible expenses and management's determination that certain state tax attributes more likely than not will not be realized. The effective tax rate for the Fiscal 2003 Period does not differ substantially from the statutory tax rate.

  Net Income

        Net income totaled $82.5 million for the Fiscal 2004 Period, which represents a decrease of $102.9 million, or 55.5%, from $185.4 million in the Fiscal 2003 Period. The decrease in net income for the Fiscal 2004 Period is attributable to the decrease in income from operations, increases in interest expense, a loss on extinguishment of debt of $76.1 million recorded as a result of the second quarter 2004 refinancing transactions, partially offset by a related decrease in income taxes, as discussed above.

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

  Other Operating Revenues

        Total other operating revenues increased $55.5 million, or 56.5%, to $153.7 million for the Fiscal 2003 Period, from $98.2 million for the Fiscal 2002 Period. Included in other operating revenues are on-screen advertising revenues, meetings and events generated by Regal CineMedia, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in Regal CineMedia revenues which increased $49.3 million to $75.4 million for the Fiscal 2003 Period, from $26.1 million for the Fiscal 2002 Period, the inclusion of Hoyts from March 28, 2003 and, to a lesser extent, increases in our revenues from vendor marketing programs during the Fiscal 2003 Period.

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

  Depreciation and Amortization

        Depreciation and amortization increased $24.1 million, or 17.9%, to $158.5 million in the Fiscal 2003 Period, from $134.4 million in the Fiscal 2002 Period. The increase during the Fiscal 2003 Period in depreciation and amortization is primarily due to the inclusion of a full year of Regal Cinemas (including a $9.9 million increase in Regal CineMedia depreciation expense) for the Fiscal 2003 Period and the inclusion of Hoyts from March 28, 2003.

  Income from Operations

        Income from operations totaled approximately $379.1 million for the Fiscal 2003 Period, which represents an increase of $95.5 million, or 33.7% from $283.6 million in the Fiscal 2002 Period. The increase in income from operations during the Fiscal 2003 Period is primarily attributable to the growth in total revenues as a result of the inclusion of Regal Cinemas and United Artists for a full year in the Fiscal 2003 Period, the results of Hoyts from March 28, 2003 and the impact of week 53 during the Fiscal 2003 Period, coupled with the realized benefits associated with the 2002 integration of Regal Cinemas, United Artists and Edwards. The increase in income from operations during the Fiscal 2003 Period was also attributable to a reduction of merger and restructuring expenses, partially offset by increases in certain other operating expense items described in previous sections.

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

  Income Taxes

        The provision for income taxes of $121.2 million and $89.8 million for the Fiscal 2003 and Fiscal 2002 Periods reflect effective tax rates of approximately 39.5% and 43.4%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying consolidated statements of income for the Fiscal 2003 and Fiscal 2002 Periods, our effective tax rates were approximately 39.5% and 40.7%, respectively. The Fiscal 2002 Period effective tax rate reflects the impact of certain non-deductible merger expenses.

  Net Income

        Net income totaled $185.4 million for the Fiscal 2003 Period, which represents an increase of $68.2 million from $117.2 million in the Fiscal 2002 Period.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $412.2 million, or 16.7% of total revenues, for the Fiscal 2004 Period, $537.1 million, or 21.6% of total revenues, for the Fiscal 2003 Period and $403.1 million, or 18.8% of total revenues, for the Fiscal 2002 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Form 10-K. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows:

	Fiscal 2004 Period	Fiscal 2003 Period	Fiscal 2002 Period
	(in millions)
Net income	$82.5	$185.4	$117.2
Interest expense, net	95.6	72.0	61.7
Provision for income taxes	59.5	121.2	89.8
Depreciation and amortization	174.6	158.5	134.4

Total EBITDA	412.2	537.1	403.1

EBITDA—Theatre Group, net of inter-company eliminations	355.6	496.8	399.6
EBITDA—RCM	56.6	40.3	3.5

Total EBITDA	412.2	537.1	403.1
Interest expense, net	(95.6)	(72.0)	(61.7)
Provision for income taxes	(59.5)	(121.2)	(89.8)
Deferred income taxes	2.2	26.4	73.5
Changes in operating assets and liabilities	50.1	102.0	24.0
Loss on extinguishment of debt	76.1	—	1.5
Other items, net	1.9	3.8	22.6

Net cash provided by operating activities	$387.4	$476.1	$373.2

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2004, 2003 and 2002 Periods:

	Fiscal 2004 Period	Fiscal 2003 Period	Fiscal 2002 Period
	(in millions)
Net cash provided by operating activities	$387.4	$476.1	$373.2
Net cash used in investing activities	(306.2)	(181.9)	(115.0)
Net cash used in financing activities	(126.1)	(281.4)	(50.2)

Net (decrease) increase in cash and cash equivalents	$(44.9)	$12.8	$208.0

  Fiscal 2004 Period Compared to Fiscal 2003 Period

        Cash flows generated from operating activities were approximately $387.4 million for the Fiscal 2004 Period compared to approximately $476.1 million for the Fiscal 2003 Period. The $88.7 million net decrease was attributable to a $102.9 million decrease in net income offset by a net increase of $14.2 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments primarily included a $76.1 million loss on the extinguishment of debt and an increase in depreciation and amortization of $16.1 million, which is primarily attributable to increases in depreciation expense related to Regal CineMedia, the inclusion of the Fiscal 2004 Period acquisitions and the inclusion of Hoyts during the entire Fiscal 2004 Period as compared to only nine months during the Fiscal 2003 Period. In addition, a net decrease of $51.9 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. The net decrease in operating assets and liabilities was primarily related to the timing of certain vendor payments and income tax payments and an increase in deferred revenues. The changes in certain other working capital items were primarily related to the change in the Company's calendar for the Fiscal 2004 Period as compared to the Fiscal 2003 Period.

        Capital expenditures were $124.3 million for the Fiscal 2004 Period compared to $137.5 million for the Fiscal 2003 Period. This decrease is primarily due to fewer capital expenditures associated with Regal CineMedia and the timing of certain capital projects during the Fiscal 2004 period. During the Fiscal 2004 Period, the Company consummated three acquisitions for a net aggregate purchase price of $223.6 million. Also during the Fiscal 2004 Period, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres for total sale proceeds of approximately $11.5 million.

        Cash flows used in financing activities were approximately $126.1 million for the Fiscal 2004 Period compared to cash flows used in financing activities of approximately $281.4 million for the Fiscal 2003 Period. The net decrease in cash flows used in financing activities during the Fiscal 2004 Period is primarily attributable to the June 2, 2004 extraordinary dividend payment, redemption of a portion of the Senior Subordinated Notes, repayment of the third amended and restated Regal Cinemas senior credit facility and increases in our Fiscal 2004 Period dividend payments, offset by borrowings under the new $1,750.0 million Regal Cinemas Senior Credit Facility entered into on May 10, 2004 (the "Senior Credit Facility"). See Notes 1 and 7 to the consolidated financial statements included in this Form 10-K for further description of such financing transactions.

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

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend. The principal sources of liquidity are cash generated from operations, cash on hand and the Revolving Facility provided for under Regal Cinemas' Senior Credit Facility. Under the terms of the Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem its Convertible Senior Notes.

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

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, development of our DCN, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $150 million to $165 million in fiscal 2005, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $15 million in connection with Regal CineMedia during fiscal 2005. Regal CineMedia capital expenditures will be made in connection with the deployment of our DCN to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Fiscal 2004 Period, we invested an aggregate of approximately $124.3 million in capital expenditures.

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

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the Senior Credit Facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes on May 28, 2003 (the "Convertible Senior Notes"). The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration.

        Concurrent with the issuance of our Convertible Senior Notes, we entered into convertible note hedge and warrant transactions with respect to our Class A Common Stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A Common Stock. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a component of stockholders' equity. See Note 7 to the accompanying consolidated financial statements in the Form 10-K for further description of the Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A Common Stock. Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the principal amount of the Convertible Senior Notes upon a conversion event.

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired an additional two theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately

$223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 3—"Acquisitions" to the accompanying consolidated financial statements included in this Form 10-K for further discussion of these transactions.

        On May 10, 2004, Regal Cinemas entered into its new Senior Credit Facility with Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and the other lenders and agents party thereto, which consists of a $1,650.0 million Term Facility (the "Term Facility") and a Revolving Facility (the "Revolving Facility") of up to $100.0 million, in order to, among other things, refinance its existing indebtedness (the "Refinancing"). The Revolving Facility has a sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility matures on November 10, 2010 and the Revolving Facility matures on May 10, 2009. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every 3 months. As of December 30, 2004, the interest rate on the Term Facility was approximately 4.0%. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2010 and the second on November 10, 2010. Approximately $918.3 million of the proceeds from the Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend to its stockholders on June 2, 2004, as described below, and set aside the remaining balance for the fiscal 2004 acquisitions described under Note 3—"Acquisitions" to the accompanying consolidated financial statements included in this Form 10-K and for general corporate purposes. Upon consummation of the Refinancing, Regal recognized a loss on debt extinguishment of approximately $76.1 million. For a detailed summary of other material terms of the Senior Credit Facility, please refer to the information provided under Note 7—"Debt Obligations—Regal Cinemas Fourth Amended and Restated Credit Agreement" to the accompanying consolidated financial statements included in this Form 10-K. As a result of this additional indebtedness, our principal and interest payment obligations will increase substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On June 30, 2004, Regal made a $50.0 million voluntary prepayment of the outstanding senior secured term loan.

        On May 12, 2004, we, through our subsidiary Regal Cinemas Bond Corporation, completed a cash tender offer and consent solicitation for Regal Cinemas' Senior Subordinated Notes. Consideration for each $1,000 principal amount of Senior Subordinated Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes for those holders who properly tendered their Senior Subordinated Notes with a consent on or before April 27, 2004. Approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes was purchased in the tender offer, resulting in our payment of approximately $56.3 million in excess of the $298.1 million aggregate principal amount of the Senior Subordinated Notes tendered in connection with the tender offer and consent solicitation. The aggregate consideration paid in respect of the tender offer and consent solicitation was financed with a portion of the proceeds from Regal Cinemas' Senior Credit Facility. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party. For a detailed summary of the tender offer and consent solicitation, please refer to the information provided under Note 7 to the accompanying consolidated financial statements in this Form 10-K.

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

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.15% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. As of December 30, 2004, the aggregate fair value of the swaps was determined to be approximately ($8.3 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of $5.0 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the year ended December 30, 2004.

        As of December 30, 2004, we had approximately $1,591.9 million outstanding under the Regal Cinemas Term Facility and $51.5 million aggregate principal amount remaining under the Notes. As of December 30, 2004, Regal Cinemas had used in connection with the Refinancing or distributed to Regal all of the net proceeds from the Term Facility and had approximately $98.6 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.4 million was outstanding as of December 30, 2004), which reduces availability under the Revolving Facility.

        During the year ended December 30, 2004, Regal paid two cash dividends of $0.18 per share, one cash dividend of $0.20 per share and one cash dividend of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or $123.7 million in the aggregate, in addition to the extraordinary cash dividend of $5.00 per share. On February 10, 2005 the Company declared a cash dividend of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock. The dividend is payable on March 15, 2005 to stockholders of record on March 1, 2005. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        During the year ended December 30, 2004, the Company instituted a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such manner deemed appropriate by the Company. During the year ended December 30, 2004, the Company made no repurchases of its outstanding Class A Common Stock.

Contractual Cash Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of December 30, 2004, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations
Debt obligations(1)	$1,887.5	$256.5	$34.8	$32.3	$1,563.9
Future interest on debt obligations(2)	555.6	97.4	194.4	201.7	62.1
Capital lease obligations, including interest(3)	41.0	3.3	6.7	6.9	24.1
Lease financing arrangements, including interest(3)	194.0	13.3	26.7	26.7	127.3
Bankruptcy claims and liabilities(4)	1.2	1.2	—	—	—
Operating leases(5)	3,781.2	277.2	548.5	546.5	2,409.0
Other long term and purchase obligations	2.6	1.9	0.6	0.1	—

Total contractual cash obligations	$6,463.1	$650.8	$811.7	$814.2	$4,186.4

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 years	4-5 years	After 5 years
Other Commercial Commitments(6)	$100.0	$—	$—	$—	$100.0

(1)
These amounts are included on our consolidated balance sheet as of December 30, 2004. Our Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 7 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our long-term debt obligations and related matters. Our Convertible Senior Notes are reflected on our consolidated balance sheet at December 30, 2004 and in the above table as a current liability due to the conversion rights of the note holders, as more fully discussed in Note 7, even though the notes mature in 2008.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $791.9 million of variable interest rate borrowings under the Term Facility, $240.0 million outstanding under the Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $4.1 million of other debt obligations) are based on the stated fixed rate or in the case of the $791.9 million of variable interest rate borrowings under the Term Facility, the current interest rate (4.56%) as of the date of this Form 10-K. Future interest payments on the Company's hedged indebtedness as of December 30, 2004 (the remaining $800.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in to Note 7 to the consolidated financial statements included in this Form 10-K) as of the date of this Form 10-K (2.0%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 7 to the accompanying consolidated financial statements included in this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 30, 2004. Future interest payments are calculated based interest rates implicit in the underlying leases, which range from 3.3% to 12.3%, maturing in various installments through 2021. Refer to Note 7 to the consolidated financial statements included in this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
These amounts are included on our consolidated balance sheet as of December 30, 2004. Refer to Note 11 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our bankruptcy related matters.

(5)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 11 to the consolidated financial statements included in this Form 10-K.

(6)
As of December 30, 2004, Regal Cinemas had approximately $98.6 million available for drawing under the Revolving Facility (as defined in Note 7 to the accompanying consolidated financial statements included in this Form 10-K). Regal Cinemas also maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.4 million was outstanding as of December 30, 2004), which reduces the availability under the Revolving Facility.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of December 30, 2004.

Category	Moody's	Standard and Poor's
Regal 3 3/4% Convertible Senior Notes	B3	B
Regal Cinemas Senior Credit Facility	Ba3	BB-

Debt Obligations

        On May 10, 2004, Regal Cinemas entered into its new Senior Credit Facility which consists of a Term Facility in an aggregate principal amount of up to $1,650.0 million and a Revolving Facility in an aggregate principal amount of up to $100.0 million. For a detailed summary of the material terms of our Senior Credit Facility, please refer to the information provided under Note 7 to the accompanying consolidated financial statements included in this Form 10-K.

        For information regarding our other material debt instruments, including our Convertible Senior Notes and Regal Cinemas' Senior Subordinated Notes, please see the information under Note 7—"Debt Obligations" to the accompanying consolidated financial statements included in this Form 10-K.

Interest Rate Swaps

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.15% and will receive interest at a variable rate based on the

3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the swaps, because the pay and receive rates on the swaps represented prevailing rates for each counterparty at the time the swaps were entered into. The interest rate swaps prospectively qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $800.0 million of the aforementioned credit facility. The change in the fair values of the swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates. As of December 30, 2004, the aggregate fair value of the swaps was determined to be approximately ($8.3 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of $5.0 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the year ended December 30, 2004.

Sale-Leaseback Transactions

        For information regarding our various sale and leaseback transactions, refer to Note 8 to the accompanying consolidated financial statements included Part II, Item 8 of this Form 10-K.

Bankruptcy Claims

        Regal Cinemas, Inc. has bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At December 30, 2004, Regal Cinemas had accrued approximately $1.2 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations. For a detailed discussion of the bankruptcy proceedings, see Note 4 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which includes, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We applied the principles of purchase accounting when recording the acquisitions of Hoyts and other subsequent acquisitions. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including the related deferred tax assets and liabilities related to such amounts. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

  •
  We adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during the fourth quarter of fiscal 2004, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002, there were no significant changes in our film cost estimation and settlement procedures.

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

    For the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 30, 2004, consolidated depreciation and amortization expense was $174.6 million, representing 7.1% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $12.6 million or 7.2%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $14.7 million or 8.4%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards based on their probable tax treatment. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. With the exception of valuation allowances recorded relative to pre-acquisition periods, decreases in the valuation allowance generally result in a decrease in the provision for income taxes. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relates to pre-acquisition periods, goodwill would be reduced to the extent of such excess or recorded goodwill, as appropriate.

    Additionally, income tax rules and regulations are subject to interpretation and require judgment by us and may be challenged by the tax authorities. Accordingly, although we believe that our tax return positions are fully supportable, we establish accruals relative to tax uncertainties that we deem to be probable of loss and that can be reasonably estimated. Such accruals are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. With the exception of certain changes in pre-acquisition tax uncertainties, any change in the balance of an accrual established relative to a tax uncertainty impacts the provision for income taxes in the period that the adjustment is made to the accrual.

    For the fiscal year ended December 30, 2004, our provision for income taxes was $59.5 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 41.9% to 42.9% would have increased the current year income tax provision by approximately $1.4 million.

Quarterly Results

        The Company's consolidated financial statements for the year ended January 1, 2004 include the results of operations of United Artists, Edwards and Regal Cinemas from December 27, 2002 and Hoyts from March 28, 2003. The Company's consolidated financial statements for the year ended December 30, 2004 include the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of seven theatres acquired during the quarter ended July 1, 2004 and the 28 operating theatres acquired from Signature Theatres on September 30, 2004 for periods subsequent to the respective acquisition dates. The comparability of our results between quarters is impacted by the inclusion from such dates of the results of operations of each of such entities and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 30, 2004. The quarterly financial data as of each period presented below have been derived from Regal's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included elsewhere in this Form 10-K.

	Dec. 30, 2004	Sept. 30, 2004	July 1, 2004(1)	April 1, 2004	Jan. 1, 2004(3)	Sept. 25, 2003(2)	June 26, 2003	Mar. 27, 2003
	In millions (except per share data)
Total revenues	$643.1	$611.3	$673.1	$540.5	$683.8	$629.9	$648.1	$528.1
Income from operations	71.4	74.2	113.9	61.6	117.7	95.5	93.3	72.6
Net income	24.5	27.8	7.4	22.8	58.8	44.2	47.1	35.3
Diluted earnings per share	0.16	0.19	0.05	0.16	0.40	0.30	0.33	0.26
Dividends per common share	$0.30	$0.20	$5.18	$0.18	$0.15	$5.20	$0.15	$0.15

(1)
Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(2)
Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(3)
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

  Our substantial lease and debt obligations could impair our financial condition

        We have substantial lease and debt obligations. For fiscal 2004, our total rent expense and net interest expense were approximately $287.0 million and $95.6 million, respectively. As of December 30, 2004, we had total long-term obligations of $2,005.8 million. As of December 30, 2004, we had total contractual cash obligations of approximately $6,463.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" provided above.

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

        In recent years, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, a modern megaplex is preferred by patrons over a slope-floored multiplex theatre, which was the dominant theatre-type built prior to 1996. Although, as of December 30, 2004, approximately 66% of our screens were located in theatres featuring stadium seating, we still serve many markets with profitable sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken from 1996 to 1999, our attendance, revenue and income from operations per screen could decline substantially.

  Our in-theatre advertising business operates in a competitive environment.

        Regal CineMedia's in-theatre advertising operations must compete with a number of other cinema advertising companies and advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that Regal CineMedia's in-theatre advertising format will be favorably received by the theatre-going public. If Regal CineMedia is unable to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, and its results of operations may be adversely affected.

  We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

  We depend on our relationships with film distributors.

        The film distribution business is highly concentrated, with ten major film distributors reportedly accounting for 96% of admissions revenues and all of the top 50 grossing films during 2003. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the nine major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

  We must comply with the ADA.

        Our theatres must comply with the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Noncompliance with the ADA, including with respect to "lines of sight" and other requirements currently in dispute as described in greater detail in Note 11 to the accompanying consolidated financial statements included in this Form 10-K, could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any such imposition of injunctive relief, fines, damage awards or capital expenditures could materially adversely affect our business and results of operations.

  An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices.

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, video disks and cassettes, satellite and pay-per-view services. Further, technologies for movie delivery (such as video on demand) could have a material adverse effect on our business and results of operations. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

  Development of digital technology may increase our capital expenses.

        The industry is in the early stages of conversion from film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not finance the conversion as expected, we may have to raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs) between various industry participants will change if the industry changes from physical media to electronic media.

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

  The interests of our controlling stockholder may conflict with your interests.

        Anschutz owns substantially all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 30, 2004, Anschutz controlled approximately 79.0% of the voting power of all of our outstanding common stock. For as long as Anschutz continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz but not to other stockholders. In addition, Anschutz and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

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

        As of March 10, 2005, we had outstanding 4,215,455 shares of Class A common stock and 87,566,142 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

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

        Additionally, as of March 10, 2005, approximately 10,163,000 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.6901 to $17.83. Of such options, as of March 10, 2005, 3,198,389 were exercisable. All of such shares subject to options are registered and will be freely tradable when the option is exercised unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

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

  We are a holding company dependent on our subsidiaries for our ability to service our debt and pay our dividends.

        We are a holding company with no operations of our own. Consequently, our ability to service our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the Convertible Senior Notes and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

  Payment of our extraordinary dividends could impair our ability to fund capital requirements or service our debt obligations and may have adverse tax consequences to the holders of the Convertible Senior Notes.

        On July 1, 2003, we paid to our stockholders an extraordinary cash dividend of $5.05 per share on each outstanding share of Class A and Class B common stock totaling approximately $716.0 million in the aggregate. We used approximately $214.6 million of the net proceeds from our $240.0 million Convertible Senior Notes offering, as well as the net proceeds from an additional term loan facility under the Regal Cinemas' Senior Credit Facility of approximately $310.8 million and approximately $190.6 million of cash on hand to pay this extraordinary dividend. On June 2, 2004, we paid another extraordinary cash dividend of $5.00 per share on each share of our outstanding Class A and Class B common stock totaling approximately $718.3 million in the aggregate. We funded the dividend from internally generated funds and the net proceeds of the completion of our $1.75 billion recapitalization transaction. The extraordinary dividends reduced our available funds and could adversely affect our ability to fund potential acquisitions, capital expenditures, working capital or other expenditures, including capital expenditures of Regal CineMedia. The reduction in available funds could also materially affect our ability to meet our debt service obligations including settling the accreted value of the Convertible Senior Notes in cash. Our payment of the extraordinary dividends resulted in antidilution adjustments to the conversion price of the Convertible Senior Notes pursuant to the terms of the indenture governing the Convertible Senior Notes. Upon the conversion of the Convertible Senior Notes, additional shares of common stock received as a result of those increases may be deemed to be payments of taxable dividends to a holder of the Convertible Senior Notes to the extent of our current and accumulated earnings and profits.

  Hedging transactions and other transactions

        We have entered into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the Convertible Senior Notes were issued by Credit Suisse First Boston International. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the notes. In connection with these hedging arrangements, Credit Suisse First Boston International has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the notes. Such hedging arrangements could increase the price of our Class A common stock. Credit Suisse First Boston International is likely to modify its hedge positions from time to time prior to conversion, redemption or maturity of the notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 7 to the accompanying consolidated financial statements included in this Form 10-K

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of December 30, 2004, borrowings of $1,591.9 million under the Term Facility were outstanding. Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate and the Federal Funds Effective Rate plus 0.5%. The borrowings outstanding under the Term Facility bore interest of approximately 4.0% as of December 30, 2004.

        During the year ended December 30, 2004, Regal Cinemas entered into four distinct hedging relationships via four separate interest rate swap agreements with final maturity terms ranging from three to five years each for the purpose of hedging approximately $800 million of variable interest rate risk under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.15% and receives interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 7 to the accompanying consolidated financial statements, which information is incorporated herein by reference.

        A one-half percent rise in the interest rate on the Company's unhedged variable rate indebtedness (approximately $791.9 million at December 30, 2004), would have increased reported interest expense by approximately $4.7 million for the year ended December 30, 2004.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

        Management, including our principal co-chief executive officers and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 30, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 30, 2004.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an attestation report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 30, 2004, as stated in their report which is included herein.

/s/ MICHAEL L. CAMPBELL	/s/ KURT C. HALL	/s/ AMY E. MILES
Michael L. Campbell	Kurt C. Hall	Amy E. Miles
Co-Chief Executive Officer (Co-Principal Executive Officer)	Co-Chief Executive Officer (Co-Principal Executive Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Regal Entertainment Group maintained effective internal control over financial reporting as of December 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Regal Entertainment Group maintained effective internal control over financial reporting as of December 30, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 30, 2004 and January 1, 2004, and the related consolidated statements of income, stockholders' equity and parent's investment and comprehensive income and cash flows for each of the years in the three-year period ended December 30, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
March 15, 2005

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 30, 2004 and January 1, 2004, and the related consolidated statements of income, stockholders' equity and parent's investment and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 30, 2004 and January 1, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regal Entertainment Group's internal control over financial reporting as of December 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting

/s/ KPMG LLP

Nashville, Tennessee
March 15, 2005

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

	December 30, 2004	January 1, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243.9	$288.8
Restricted cash	0.6	0.6
Trade and other receivables, net	49.2	34.9
Inventories	7.7	6.6
Prepaid expenses and other current assets	6.8	10.8
Assets held for sale	7.8	7.1
Deferred income tax asset	5.1	5.8

TOTAL CURRENT ASSETS	321.1	354.6
PROPERTY AND EQUIPMENT:
Land	114.4	132.7
Buildings, leasehold improvements and equipment	2,251.6	1,981.4
Construction in progress	25.7	8.9

Total property and equipment	2,391.7	2,123.0
Accumulated depreciation and amortization	(457.0)	(305.1)

Total property and equipment, net	1,934.7	1,817.9
GOODWILL	213.6	197.3
DEFERRED INCOME TAX ASSET	18.3	35.9
OTHER NON-CURRENT ASSETS	54.7	44.1

TOTAL ASSETS	$2,542.4	$2,449.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.2	$31.1
Accounts payable	182.7	194.4
Accrued expenses	55.6	49.7
Income taxes payable	56.2	47.0
Deferred revenue	88.3	65.1
Bankruptcy claims and liabilities	1.2	3.5

TOTAL CURRENT LIABILITIES	644.2	390.8
DEBT OBLIGATIONS	1,631.0	1,077.8
LEASE FINANCING ARRANGEMENTS	91.1	93.8
CAPITAL LEASE OBLIGATIONS	23.5	24.5
OTHER NON-CURRENT LIABILITIES	81.6	64.1

TOTAL LIABILITIES	2,471.4	1,651.0
MINORITY INTEREST	2.0	3.9
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 57,243,808 and 52,774,904 shares issued and outstanding at December 30, 2004 and January 1, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 87,566,142 and 89,216,142 shares issued and outstanding at December 30, 2004 and January 1, 2004, respectively	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	59.1	744.5
Retained earnings	23.2	64.4
Unamortized deferred stock compensation	(8.4)	(14.1)
Accumulated other comprehensive loss, net	(5.0)	—

TOTAL STOCKHOLDERS' EQUITY	69.0	794.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,542.4	$2,449.8

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended December 30, 2004	Year Ended January 1, 2004	Period Ended December 26, 2002
REVENUES:
Admissions	$1,657.9	$1,690.0	$1,453.7
Concessions	636.4	646.2	588.3
Other operating revenue	173.7	153.7	98.2

TOTAL REVENUE	2,468.0	2,489.9	2,140.2
OPERATING EXPENSES:
Film rental and advertising costs	878.5	908.9	790.3
Cost of concessions	94.9	92.9	84.4
Rent expense	287.0	278.5	217.3
Other operating expenses	638.1	603.1	539.8
General and administrative expenses	63.5	62.1	65.1
Depreciation and amortization	174.6	158.5	134.4
Merger and restructuring expenses and amortization of deferred stock compensation	6.4	8.9	18.9
Loss (gain) on disposal and impairment of operating assets	(1.4)	(2.1)	6.4
Net loss on lawsuit settlements	5.3	—	—

TOTAL OPERATING EXPENSES	2,146.9	2,110.8	1,856.6

INCOME FROM OPERATIONS	321.1	379.1	283.6
OTHER EXPENSE (INCOME):
Interest expense, net	95.6	72.0	61.7
Loss on extinguishment of debt	76.1	—	1.5
Minority interest in earnings of consolidated subsidiaries	0.9	0.6	13.4
Other, net	6.5	(0.1)	—

TOTAL OTHER EXPENSE, NET	179.1	72.5	76.6

INCOME BEFORE INCOME TAXES	142.0	306.6	207.0
PROVISION FOR INCOME TAXES	59.5	121.2	89.8

NET INCOME	$82.5	$185.4	$117.2

LOSS ON REDEMPTION OF PREFERRED STOCK	—	—	28.2

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$82.5	$185.4	$89.0

EARNINGS PER SHARE:
Basic	$0.57	$1.34	$0.83
Diluted	0.55	1.30	0.79
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	143,581	138,576	107,738
Diluted	149,220	142,792	112,284

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT'S INVESTMENT AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
									Accumulative Other Comprehensive Loss
					Contributed Capital	Additional Paid-In Capital	Retained Earnings	Deferred Stock Compensation
	Shares	Amount	Shares	Amount						Total
Balances, January 3, 2002	—	$—	—	$—	$378.1	$—	$4.9	$—	$—	383.0
Contribution of additional United Artists common stock	—	—	—	—	28.6	—	—	—	—	28.6
Contribution of Regal CineMedia	—	—	—	—	10.0	—	—	—	—	10.0
Contribution of additional Edwards common stock	—	—	—	—	31.1	—	—	—	—	31.1
Exchange of equity interests in United Artists, Edwards, Regal Cinemas, and Regal CineMedia for common stock of Regal	27.5	—	84.6	0.1	(447.8)	881.6	—	(22.9)	—	411.0
Contribution of additional equity interests in United Artists in exchange for common stock of Regal	—	—	0.7	—	—	10.3	—	—	—	10.3
Loss on redemption of redeemable preferred stock	—	—	—	—	—	—	(28.2)	—	—	(28.2)
Initial public offering, net of costs	18.0	—	—	—	—	314.8	—	—	—	314.8
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2.8	—	2.8
Exercise of stock options	1.0	—	—	—	—	6.8	—	—	—	6.8
Tax benefit from exercise of stock options	—	—	—	—	—	3.2	—	—	—	3.2
Forfeiture of stock options	—	—	—	—	—	(0.6)	—	0.6	—	—
Cash dividends declared, $0.15 per share	—	—	—	—	—	—	(19.8)	—	—	(19.8)
Net income and comprehensive income	—	—	—	—	—	—	117.2	—	—	117.2

Balances, December 26, 2002	46.5	—	85.3	0.1	—	1,216.1	74.1	(19.5)	—	1,270.8
Issuance of common stock to acquire Hoyts	4.8	—	—	—	—	88.1	—	—	—	88.1
Proceeds from exercise of stock purchase warrants, $8.88 per share	0.3	—	3.9	—	—	37.5	—	—	—	37.5
Net payment of convertible hedge and warrants	—	—	—	—	—	(18.8)	—	—	—	(18.8)
Tax effect of convertible hedge and warrants	—	—	—	—	—	14.4	—	—	—	14.4
Extraordinary cash dividend declared, $5.05 per share	—	—	—	—	—	(604.2)	(111.8)	—	—	(716.0)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	5.3	—	5.3
Exercise of stock options	1.2	—	—	—	—	10.4	—	—	—	10.4
Tax benefit from exercise of stock options	—	—	—	—	—	1.1	—	—	—	1.1
Forfeiture of stock options	—	—	—	—	—	(0.1)	—	0.1	—	—
Cash dividends declared, $0.15 per share	—	—	—	—	—	—	(83.3)	—	—	(83.3)
Net income and comprehensive income	—	—	—	—	—	—	185.4	—	—	185.4

Balances, January 1, 2004	52.8	—	89.2	0.1	—	744.5	64.4	(14.1)	—	794.9

REGAL ENTERTAINMENT GROUP
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT'S INVESTMENT AND COMPREHENSIVE INCOME (Continued)
(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
									Accumulative Other Comprehensive Loss
					Contributed Capital	Additional Paid-In Capital	Retained Earnings	Deferred Stock Compensation
	Shares	Amount	Shares	Amount						Total
Balances, January 1, 2004	52.8	—	89.2	0.1	—	744.5	64.4	(14.1)	—	794.9
Comprehensive Income:
Fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Net income	—	—	—	—	—	—	82.5	—	—	82.5

Total comprehensive income	—	—	—	—	—	—	—	—	—	77.5
Conversion of Class B shares into Class A shares	1.6	—	(1.6)	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $5.00 per share	—	—	—	—	—	(718.3)	—	—	—	(718.3)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	5.6	—	5.6
Exercise of stock options	2.8	—	—	—	—	19.8	—	—	—	19.8
Tax benefit from exercise of stock options	—	—	—	—	—	13.2	—	—	—	13.2
Forfeiture of stock options	—	—	—	—	—	(0.1)	—	0.1	—	—
Cash dividends declared, $0.18-0.30 per share	—	—	—	—	—	—	(123.7)	—	—	(123.7)

Balances, December 30, 2004	57.2	$—	87.6	$0.1	$—	$59.1	$23.2	$(8.4)	$(5.0)	$69.0

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 30, 2004	Year Ended January 1, 2004	Year Ended December 26, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82.5	$185.4	$117.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	174.6	158.5	134.4
Amortization of deferred stock compensation	5.6	5.3	2.8
Loss on extinguishment of debt	76.1	—	1.5
Minority interest in earnings of consolidated subsidiaries	0.9	0.6	13.4
Deferred income tax expense	2.2	26.4	73.5
Net (gain) loss on disposal and impairment of operating assets	(4.6)	(2.1)	6.4
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	(14.3)	(13.6)	(10.9)
Inventories	(1.0)	0.7	0.8
Prepaid expenses and other current assets	10.1	13.1	(3.9)
Accounts payable	(8.6)	29.8	28.2
Income taxes payable	28.2	47.1	(6.0)
Accrued expenses and other liabilities	35.7	24.9	15.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	387.4	476.1	373.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(124.3)	(137.5)	(108.2)
Proceeds from disposition of assets	39.8	22.1	10.1
Proceeds from sale-leaseback transactions	11.5	—	—
Cash used for acquisitions, net of cash acquired	(223.6)	(97.6)	—
Cash used to purchase outstanding United Artists minority interest	—	—	(34.0)
Decrease in other assets and assets held for sale	(2.5)	—	9.5
Cash used to purchase partnership interests	(9.9)	—	—
Proceeds from sale of partnership interests	2.8	—	—
Decrease in reimbursable construction advances	—	9.2	1.9
Decrease in restricted cash	—	21.9	5.7

NET CASH USED IN INVESTING ACTIVITIES	(306.2)	(181.9)	(115.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to redeem senior subordinated notes	(354.8)	—	—
Proceeds from Regal Cinemas senior credit facility	1,650.0	315.0	—
Payment of debt acquisition costs and other	(23.6)	(12.7)	(10.5)
Cash used to pay dividends	(842.2)	(799.3)	(19.8)
Proceeds from stock option exercises	19.8	10.4	6.9
Net payments on long term obligations	(572.9)	(31.1)	(53.1)
Payment of bankruptcy claims and liabilities	(2.4)	(22.4)	(104.3)
Proceeds from exercise of stock purchase warrants	—	37.5	—
Proceeds from convertible notes offering	—	240.0	—
Net payment on convertible notes hedge and warrants	—	(18.8)	—
Cash of subsidiaries at acquisition date	—	—	167.1
Cash used to redeem Edwards preferred stock	—	—	(75.3)
Cash used to redeem Edwards senior subordinated notes	—	—	(11.3)
Cash used to payoff Edwards term loan	—	—	(180.0)
Cash used to payoff United Artists term credit facility	—	—	(240.0)
Net proceeds from senior subordinated notes offering	—	—	155.3
Net proceeds from initial public offering	—	—	314.8

NET CASH USED IN FINANCING ACTIVITIES	(126.1)	(281.4)	(50.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44.9)	12.8	208.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288.8	276.0	68.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$243.9	$288.8	$276.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net to free funds received	$29.8	$36.9	$17.1

Cash paid for interest	85.9	69.7	42.8

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Issuance of common stock to acquire Hoyts	$—	$88.1	$—

Exchange of minority shares in Regal Cinemas for Regal Entertainment Group	—	—	361.9

Exchange of minority shares in Edwards for Regal Entertainment Group	—	—	44.4

Contribution of additional shares purchased from minority interests	—	—	80.0

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2004

1.    THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries and United Artists Theatre Company ("United Artists") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group ("UATG"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,273 screens in 558 theatres in 40 states as of December 30, 2004. Regal CineMedia focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year. For a discussion of our reportable segments, including financial information for each segment for each of the last three fiscal years, including the year ended December 30, 2004, see Note 17—"Segment Information" to the consolidated financial statements.

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

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. In connection with the extraordinary cash dividends paid on July 1, 2003 and June 2, 2004 described below, the exercise prices and number of shares of Class A common stock subject to options held by such option holders, as well as all other option holders as of such dates, were adjusted to prevent dilution and restore their economic position to that immediately before the extraordinary dividends. The antidilution adjustments made with respect to all such options resulted in a decrease in the range of exercise prices, from $2.6901 to $15.5302 per share, and increased the aggregate number of shares issuable upon exercise of such options by 4,915,887. Regal also granted to certain holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share. These warrants were exercised as described below prior to the payment of the July 1, 2003 extraordinary cash dividend; accordingly, no antidilution adjustments were made with respect to them.

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

        On March 28, 2003, Regal acquired certain theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts for an aggregate purchase price of $213.1 million. The results of operations of the acquired theatre locations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003. See Note 3—"Acquisitions" for further discussion of this transaction.

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million.

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes (the "Convertible Senior Notes"). Concurrent with the issuance of the Convertible Senior Notes, Regal entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common stock. As described further in Note 7—"Debt Obligations," the convertible note hedge and warrant economically allow us to acquire sufficient Class A common shares from our counterparty to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $18.2979 (as of December 30, 2004). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a reduction of stockholders' equity in the consolidated balance sheet. See Note 7 for further description of the related debt facilities and the convertible note hedge and warrant transactions.

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

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired two additional theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 3—"Acquisitions" for further discussion of these transactions.

        On May 12, 2004, Regal, along with a newly created subsidiary of Regal Cinemas, Regal Cinemas Bonds Corporation ("RCBC"), completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). Approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid to the tendering holders. Regal and RCBC financed the tender offer and consent solicitation with a portion of the proceeds from a refinancing of Regal Cinemas' then existing indebtedness. The refinanced indebtedness consists of a $1,750.0 million senior secured credit facility of Regal Cinemas, including a senior secured term loan facility of approximately $1,650.0 million and a senior secured revolving credit facility of $100.0 million. Upon consummation of the refinancing, Regal recognized a loss on debt extinguishment of approximately $76.1 million. See Note 7—"Debt Obligations" for further discussion of these transactions. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

        On May 13, 2004, Regal declared an extraordinary cash dividend of $5.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on May 21, 2004 were paid this dividend on June 2, 2004. The dividend was recorded as a reduction of additional paid-in capital upon declaration. A portion of the net proceeds from Regal Cinemas' new $1,750.0 million senior secured credit facility was used to fund the approximate $718.3 million extraordinary dividend. See Note 7—"Debt Obligations" for further description of the new Regal Cinemas senior secured credit facility.

        On June 30, 2004, Regal made a $50.0 million voluntary prepayment of the outstanding senior secured term loan.

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the senior secured credit facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.15% and will receive interest at a variable rate based on the 3-month LIBOR. As of December 30, 2004, the aggregate fair value of the swaps was determined to be approximately ($8.3 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of $5.0 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the year ended December 30, 2004. See Note 7—"Debt Obligations" for further description of these hedging arrangements.

        In addition to the $718.3 million extraordinary dividend paid on June 2, 2004, Regal paid two cash dividends of $0.18 per share, one cash dividend of $0.20 per share and one cash dividend of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or $123.7 million in the aggregate, during the year ended December 30, 2004.

        During the year ended December 30, 2004, the Company instituted a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. During the year ended December 30, 2004, the Company made no repurchases of its outstanding Class A common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Combination

        The consolidated financial statements include the accounts of Regal and the combined financial statements of companies under the common control of Anschutz through April 12, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The portion of United Artists equity relating to shares not owned by the Company and the related earnings or losses were included in minority interest.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 30, 2004, the

Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

        As of December 30, 2004 and January 1, 2004, included in property and equipment is $109.8 million of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $23.8 million and $18.8 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the years ended December 30, 2004 and January 1, 2004 are as follows:

	Year ended December 30, 2004	Year ended January 1, 2004
Balance at beginning of year	$197.3	$227.5
Acquisitions of Signature Theatres and other	2.1	—
Adjustments related to certain pre-acquisition deferred tax assets	13.7	(37.1)
Other	0.5	6.9

Balance at end of year	$213.6	$197.3

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessment for the Fiscal 2004 Period indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $3.5 million, $1.6 million and $1.5 million for the years ended December 30, 2004, January 1, 2004 and December 26, 2002.

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 30, 2004 and January 1, 2004 were $31.7 million and $31.9 million, respectively, net of accumulated amortization of $4.6 million and $7.2 million, respectively. Approximately $23.2 million of debt acquisition costs were written off and approximately $18.1 million of new debt acquisition costs were recorded in connection with consummation of the 2004 refinancing transactions described in Note 7—"Debt Obligations."

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the taxation authorities. The Company establishes accruals relative to tax uncertainties that we deem to be probable of loss and that can be reasonably estimated. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.

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

  Interest Rate Swaps

        Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of certain variable rate debt obligations under the Regal Cinemas Senior Secured Credit Facility. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the change in the fair values of the swaps is recorded on the

Company's consolidated balance sheet as an asset or liability with the effective portion of the swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and is recognized as revenue as described above in this Note 2 under "Revenue Recognition."

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

  Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        The Company has elected to continue accounting for its stock option grants under its 2002 Stock Incentive Plan using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's 2002

Stock Incentive Plan described in Note 12—"Capital Stock and Stock Option Plan" been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, the Company's reported net income and diluted earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Year ended December 30, 2004	Year ended January 1, 2002	Year ended December 26, 2002
Net income available to common stockholders, as reported:	$82.5	$185.4	$89.0
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.9)	(3.0)	(3.1)

Pro forma net income	$79.6	$182.4	$85.9

Basic earnings per share:
As reported	$0.57	$1.34	$0.83
Pro forma	0.55	1.32	0.80
Diluted earnings per share:
As reported	$0.55	$1.30	$0.79
Pro forma	0.53	1.28	0.77

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

        The weighted-average grant-date fair value of options granted in 2004, 2003 and 2002 were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 30, 2004	Year ended January 1, 2004	Year ended December 26, 2002
Risk-free interest rate	4.3%	3.0-3.9%	4.0-4.9%
Expected life (years)	7.5	7.5	7.5
Expected volatility	0.39	0.38-0.39	0.0-0.39
Expected dividend yield	4.5%	3.0%	0.0-3.0%
Weighted average grant date fair value	$5.01	$6.36	$6.21

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to film costs, property and equipment, goodwill, income taxes and purchase accounting. Actual results could differ from those estimates.

  Segments

        As of December 30, 2004, the Company manages its business under two reportable segments—theatre exhibition operations and Regal CineMedia. See Note 17—"Segment Information" for additional information related to the Company's reportable segments.

  Comprehensive Income

        Net income and comprehensive income are the same for the years ended January 1, 2004 and December 26, 2002. Total comprehensive income for the years ended December 30, 2004 consists of net income and approximately $5.0 million of accumulated other comprehensive loss, net of tax, related to the aggregate fair value of the interest rate swap arrangements described further in Note 7—"Debt Obligations."

  Reclassifications

        Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation.

  Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. The Statement is effective for awards granted, modified, or settled in periods beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the Statement may have on its consolidated financial position, cash flows and results of operations.

3. ACQUISITIONS

Acquisition of Signature Theatres and Other Fiscal 2004 Acquisitions

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired two additional theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition, subject to post-closing adjustments. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

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

Pro Forma Results of Operations (Unaudited)

        The following pro forma results of operations for the years ended December 30, 2004 and January 1, 2004 assume the fiscal 2004 acquisitions occurred as of the beginning of fiscal 2003. The results from the Hoyts acquisition described below are not included in the following pro forma results for periods prior to Regal's acquisition of Hoyts since Hoyts was acquired in fiscal 2003. As a result, the Hoyts results for the first three months of 2003 have been excluded. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Year Ended December 30, 2004	Year ended January 1, 2004
	(in millions except per share amounts)
Revenues	$2,566.3	$2,621.9
Income from operations	328.7	390.9
Net income	87.1	192.5
Earnings per share
Basic:	0.61	1.39
Diluted:	0.58	1.35

Acquisition of Hoyts Cinemas Corporation

        On March 28, 2003, Regal acquired 52 Hoyts theatres representing 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts. The purchase price of approximately $213.1 million included cash of approximately $100.0 million, the issuance of 4,761,904 shares of Regal's Class A common stock to HUSH with an aggregate fair value of $88.1 million as of the date of issuance, and the assumption of certain capital lease and other obligations with an aggregate fair value of approximately $25.0 million. The value of the 4,761,904 Class A common shares issued was determined based on the closing market price of Regal's common shares on February 4, 2003, the date on which the terms of the acquisition were agreed to and announced. The transaction was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003.

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

        Integration costs and reorganization expenses ($10.1 million) and stock compensation amortization ($2.8 million) are also included in "Operating Expenses—Merger and restructuring expenses" in the accompanying consolidated statement of income for the year ended December 26, 2002. Such integration costs and reorganization expenses are principally related to legal and professional fees ($4.5 million) associated with the bankruptcy proceedings of the several bankrupt entities and other costs ($5.6 million) described above that are associated with the integration of Regal Cinemas, United Artists and Edwards. The Company completed the Edwards and United Artists integration during the second quarter of 2002. As of December 30, 2004, the Company has paid approximately $4.0 million of Edwards and United Artists restructuring expenses.

6. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

        On a pro forma basis, assuming (i) a full first quarter of post-bankruptcy operating results for Regal Cinemas, United Artists and Edwards, (ii) the contribution by Anschutz and the exchange by several minority stockholders of their equity interests in United Artists, Edwards, Regal Cinemas and Regal CineMedia for shares of the Company, (iii) the issuance of $350.0 million of Senior Subordinated Notes due 2012, (iv) the repayment of Edwards indebtedness and the redemption of Edwards preferred stock, (v) the effects of the Company's initial public offering in May 2002, and

(vi) the Company's acquisition of the minority interest of United Artists, total revenues, income from operations and net income would have been $2,266.4 million, $310.7 million and $150.2 million for the year ended December 26, 2002.

7. DEBT OBLIGATIONS

        Debt obligations at December 30, 2004 and January 1, 2004 consist of the following (in millions):

	December 30, 2004	January 1, 2004
	(In millions)
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas Senior Secured Credit Facility	1,591.9	509.6
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	93.8	96.0
Capital lease obligations	24.5	25.4
Other	4.1	6.2

Total debt obligations	2,005.8	1,227.2
Less current portion	(260.2)	(31.1)

Total debt obligations, net of current maturities	$1,745.6	$1,196.1

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the December 30, 2004 conversion price of $15.8582 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the December 30, 2004 conversion price of $15.8582 per share, subject to further adjustments described below, if:

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

    •
    we become a party to a consolidation, merger or sale of all or substantially all of our assets or a change in control occurs, in each case, pursuant to which our common stock would be converted into cash, stock or other property unless, in the case of a consolidation or merger, all of the consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights, in such merger or consolidation consists of shares of common stock, American Depositary Shares or other certificates representing common equity interests traded on a United States national securities exchange or quoted on The NASDAQ Stock Market, or will be so traded or quoted when issued or exchanged in connection with such merger or consolidation, and as a result of such merger or consolidation the Convertible Senior Notes become convertible solely into such common stock or other certificates representing common equity interests; or

    •
    after any five consecutive trading-day period in which the average of the trading prices for the Convertible Senior Notes for that five trading-day period was less than 100% of the average of the conversion values for the Convertible Senior Notes during that period.

        At the December 30, 2004 conversion price of $15.8582 per share, each $1,000 of aggregate principal amount of Convertible Senior Notes are convertible into approximately 63.0589 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a December 30, 2004 price per share of $15.8582). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,134,126 shares of our Class A common stock at a December 30, 2004 exercise price of $18.2979 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $18.2979 (as of December 30, 2004). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

        The Convertible Senior Notes allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the Convertible Senior Notes' conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations.

        On December 30, 2004, the closing sale price of our Class A common stock was $20.75, which exceeded 110% of the then December 30, 2004 conversion price of $15.8582. Accordingly, as of December 30, 2004, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.8582. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $240.0 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of December 30, 2004. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

        Regal Cinemas 9 3/8% Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, and the Senior Subordinated Notes mature on February 1, 2012. The Senior Subordinated Notes are guaranteed by most of Regal Cinemas' existing subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

        On April 17, 2002, Regal Cinemas sold an additional $150.0 million principal amount of the Senior Subordinated Notes, which were issued under the indenture pursuant to which Regal Cinemas sold its Senior Subordinated Notes in January 2002.

        Regal Cinemas has the option to redeem the Senior Subordinated Notes, in whole or in part, at any time on or after February 1, 2007 at redemption prices declining from 104.688% of their principal amount on February 1, 2007 to 100% of their principal amount on or after February 1, 2010, plus accrued interest. Upon a change of control, as defined in the indenture pursuant to which the Senior

Subordinated Notes were issued, Regal Cinemas is required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of their principal amount, plus accrued interest. In addition, the indenture limits Regal Cinemas' and its subsidiaries' ability to, among other things, incur additional indebtedness and pay dividends on or repurchase capital stock.

        On April 15, 2004, Regal and its subsidiary, RCBC, commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012. On April 27, 2004, the Company completed its consent solicitation with respect to the Senior Subordinated Notes amending the indenture governing the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Senior Subordinated Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes for those holders who properly tendered their Senior Subordinated Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2007. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004, as described in Note 1—"The Company and Basis of Presentation." The remaining balance was retained for the fiscal 2004 acquisitions disclosed in Note 3—"Acquisitions" and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas' senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.1 million. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

        Regal Cinemas Fourth Amended and Restated Credit Agreement, as Amended—On May 10, 2004, Regal Cinemas entered into the Fourth Amended and Restated Credit Agreement (the "Senior Credit Facility"), with Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and the other lenders and agents party thereto, filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 2004. The Senior Credit Facility consists of a term loan facility (the "Term Facility") in an aggregate principal amount of up to $1,650.0 million and a revolving credit facility in an aggregate principal amount of up to $100.0 million (the "Revolving Facility"). The Revolving Facility has a sublimit of $10.0 million for short term loans and a sublimit of $30.0 million for letters of credit.

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

        As of December 30, 2004, Regal Cinemas had approximately $98.6 million available for drawing under the Revolving Facility. Regal Cinemas also maintains a letter of credit sub-facility of up to $30 million (of which approximately $1.4 million was outstanding as of December 30, 2004), which reduces the availability of the Revolving Facility.

        Borrowings under the Senior Credit Facility bear interest, at Regal Cinemas' option, at either a base rate or an adjusted Eurodollar rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse First Boston, and the Federal Funds Effective Rate plus 0.5%. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the adjusted Eurodollar rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. On July 27, 2004, Regal Cinemas entered into an amendment to the Senior Credit Facility to reduce the interest rate applicable to the Term Facility by 50 basis points. On November 24, 2004, Regal Cinemas entered into a second amendment to the Senior Credit Facility to reduce the interest rate applicable to the Term Facility. Borrowings under the Term Facility and Revolving Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin that varies according to Regal Cinemas' leverage ratio. Effective November 24, 2004, the applicable margin for Eurodollar rate term loans was reduced from 2.25% to 2.00% and the applicable margin for base rate term loans was reduced from 1.25% to 1.00%. Subject to certain requirements, the applicable margin on term loans under the Term Facility may be further reduced by 25 basis points if Regal Cinemas maintains a consolidated leverage ratio of 3.0x or less. As of December 30, 2004, the interest rate on the Term Facility was approximately 4.0%.

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

        The Senior Credit Facility includes several financial covenants including:

    •
    maximum ratios of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Senior Credit Facility) (initially set at 6.00:1.00 and declining in subsequent periods, including 5.75:1.00 for fiscal 2005);

    •
    maximum ratios of funded debt (net of unencumbered cash) to consolidated EBITDA, (initially equal to 4.00:1.00 and declining in subsequent periods, including 3.75:1.00 for fiscal 2005);

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

        Under the terms of the Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem its Convertible Senior Notes.

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

        Interest Rate Swaps—On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.15% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the swaps, because the pay and receive rates on the swaps represented prevailing rates for each counterparty at the time the swaps were entered into. The interest rate swaps prospectively qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $800.0 million of the aforementioned credit facility. The change in the fair values of the swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates. As of December 30, 2004, the aggregate fair value of the swaps was determined to be approximately ($8.3 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of $5.0 million, net of tax, recorded to "Accumulated Other Comprehensive Loss." The swaps exhibited no ineffectiveness for the year ended December 30, 2004.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction,released in fiscal 1998.

        Maturities of Debt Obligations—The Company's long-term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2005	$256.5	$1.0	$2.7	$260.2
2006	16.5	1.1	3.0	20.6
2007	18.3	1.8	3.5	23.6
2008	16.1	1.6	3.9	21.6
2009	16.2	1.7	4.4	22.3
Thereafter	1,563.9	17.3	76.3	1,657.5

Totals	$1,887.5	$24.5	$93.8	$2,005.8

8. SALE-LEASEBACK TRANSACTIONS

  Regal Cinemas Sale-Leaseback Transaction

        During the year ended December 30, 2004, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres. Under the terms of this transaction, Regal Cinemas sold the land and related improvements of the theatre for approximately $11.5 million and leased it back for an initial lease term of approximately 14 years. The Company accounts for this lease as an operating lease. The gain on the transaction of $2.0 million was deferred and is being amortized over the term of the lease agreement.

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 30, 2004, 19 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 30, 2004, approximately $26.4 million of this cap has been utilized through theatre sales. Two additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $64.9 million in principal amount of pass-through certificates were outstanding as of December 30, 2004.

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

9. INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 30, 2004	Year ended January 1, 2004	Year ended December 26, 2002
Federal:
Current	$42.2	$78.1	$11.7
Deferred	5.3	22.2	61.0

Total Federal	47.5	100.3	72.7
State:
Current	15.2	16.7	4.6
Deferred	(3.2)	4.2	12.5

Total State	12.0	20.9	17.1

Total income tax provision	$59.5	$121.2	$89.8

        At December 30, 2004, January 1, 2004 and December 26, 2002, a current tax benefit of $13.2 million, $1.1 million, and $3.2 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 30, 2004	Year ended January 1, 2004	Year ended December 26, 2002
Provision calculated at federal statutory income tax rate	$49.7	$107.3	$72.9
State and local income taxes, net of federal benefit	7.8	13.7	11.1
Minority interest expense	0.3	0.2	4.8
Other	1.7	—	1.0

Total income tax provision	$59.5	$121.2	$89.8

        Significant components of the Company's net deferred tax asset consisted of the following at:

	December 30, 2004	January 1, 2004
	(in millions)
Deferred tax assets:
Net operating loss carryforward	$81.4	$92.8
Excess of tax basis over book basis of intangible assets	53.3	18.6
Deferred rent	25.1	20.2
Bankruptcy related liabilities	0.2	1.4
Deferred revenue	—	1.2
Other	5.8	5.1
Accrued expenses	1.4	2.8
Excess of tax basis over book basis of convertible bonds	10.9	13.0
Lawsuit settlement	5.3	—
Interest rate swaps	3.3	—

Total deferred tax assets	186.7	155.1
Valuation allowance	(39.4)	(48.9)

Total deferred tax assets, net of valuation allowance	147.3	106.2
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(123.7)	(63.6)
Other	(0.2)	(0.9)

Total deferred liabilities	(123.9)	(64.5)

Net deferred tax asset	$23.4	$41.7

        At December 30, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $212.4 million with expiration commencing during 2005. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 30, 2004 and January 1, 2004, totaling $39.4 million and $48.9 million, respectively, as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce recorded goodwill related to such acquisitions. The reduction in the valuation allowance from January 1, 2004 to December 30, 2004 is primarily attributable to a reassessment by management with respect to the Hoyts' net operating loss carryforwards as of the acquisition date, discussed below.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 3—"Acquisitions." Such acquired entities had net operating loss carryforwards totaling approximately $149.8 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's minimum allowable annual deduction with respect to the Hoyts net operating loss carryforwards is approximately $8.6 million. During the year ended January 1, 2004, the Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.8 million, in connection with the Hoyts acquisition. During the year ended December 30, 2004, management reassessed certain tax uncertainties related to the Hoyts acquisition and made appropriate adjustments to the deferred tax assets recorded as part of such acquisition. Such adjustments increased goodwill associated with the Hoyts transaction. The deferred tax assets recorded as of the date of the acquisition after such adjustments is approximately $18.5 million, net of a valuation allowance of approximately $3.9 million.

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

        As described in Note 13—"Related Party Transactions," on April 17, 2002, the Company redeemed approximately $75.3 million or 100% of the mandatory redeemable Series A and Series B preferred stock of Edwards that was held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The $28.2 million difference between the carrying amount and redemption price was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 26, 2002.

11. COMMITMENTS AND CONTINGENCIES

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 30, 2004, are summarized for the following fiscal years (in thousands):

2005	$277.2
2006	274.3
2007	274.2
2008	274.4
2009	272.1
Thereafter	2,409.0

        Rent expense under such operating leases amounted to $287.0 million, $278.5 million and $217.3 million for the years ended December 30, 2004, January 1, 2004 and December 26, 2002, respectively. Contingent rent expense was $16.0 million, $18.7 million and $13.6 million for the years ended December 30, 2004, January 1, 2004 and December 26, 2002, respectively.

  Bankruptcy Claims

        Regal Cinemas, Inc. has bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At December 30, 2004, Regal Cinemas had accrued approximately $1.2 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

  Other

        Regal Cinemas, Inc. is a defendant in a number of claims arising from their decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. We are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation ("Loews"), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants' motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs' claims.

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

        On April 11, 2000, the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy filed an action against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The United States District Court for the District of Oregon subsequently awarded summary judgement of the plaintiff's claims in favor of our subsidiaries. The plaintiffs (other than the Oregon Paralyzed Veterans of America, which did not join the appeal) appealed the judgement to the United States Court of Appeals for the Ninth Circuit. On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the lower court ruling and remanded the case to the District Court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America). The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such appealed the Ninth Circuit's decision to the Supreme Court of the United States. On June 28, 2004, the Supreme Court denied our request for review. The matter is currently pending and will revert back to the District Court for a determination of what, if anything, the Company will be required to do with respect to the claimed need to make the facilities more accessible.

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

        From time to time, we have received letters for the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience and, accordingly, we believe we are in substantial compliance with all applicable regulations.

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

12. CAPITAL STOCK AND STOCK OPTION PLAN

        As of December 30, 2004, the Company's authorized capital stock consisted of:

    •
    500,000,000 shares of Class A common stock, par value $0.001 per share;

    •
    200,000,000 shares of Class B common stock, par value $0.001 per share; and

    •
    50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of December 30, 2004, 57,243,808 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 87,566,142 shares were outstanding as of December 30, 2004, all of which are held by The Anschutz Company and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of December 30, 2004. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the Stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 30, 2004, no shares of preferred stock are outstanding.

Share Repurchase Program

        On September 13, 2004, we announced that the Company's board of directors had authorized a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. During the year ended December 30, 2004, the Company made no repurchases of its outstanding Class A common stock.

Options and Warrants

        Other than disclosed in Note 7—"Debt Obligations," no warrants to acquire the Company's common stock were outstanding as of December 30, 2004.

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

        In connection with the July 1, 2003 and June 2, 2004 extraordinary cash dividends described more fully in Note 1—"The Company and Basis of Presentation," and pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, to $2.6901 to $15.5302 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 4,915,887, and an increase in the total number of authorized shares under the Plan to 16,110,241. As of December 30, 2004 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 10,495,833 shares of Class A common stock under the Plan, and 572,209 shares remaining available for future issuance under the Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        Stock options granted in connection with the exchange transaction are generally exercisable in installments of 20% per year from the original grant date of the exchanged options and expire no later than 10 years from the date of grant. Stock option grants issued subsequent to the exchange transaction have been established at prices not less than the fair market value as of the date of grant and are exercisable in installments of 20% per year and expire no later than 10 years from the date of grant. For the years ended December 30, 2004, January 1, 2004 and the period from April 12, 2002 through December 26, 2002, the Company recorded compensation expense of $5.6 million, $5.3 million and $2.8 million, respectively, related to such options.

        The following table summarizes information about stock options outstanding as of December 30, 2004 as restated for the effects of the exchange transaction:

	Options Outstanding	Weighted Average Exercise Shares Price	Weighted Average Grant Date Fair Value	Options Exercisable At Year End
Under option at January 3, 2002	2,287,552	$5.37
Options granted in 2002 above fair value	298,900	21.89	$6.21
Options granted in 2002 at fair value	7,825,296	11.00	5.00
Options exercised in 2002	(954,807)	7.19
Options canceled in 2002	(231,784)	12.88

Under option at December 26, 2002	9,225,157	10.60		157,163
Options granted in 2003 at fair value	548,067	19.56	6.36
Options exercised in 2003	(1,268,489)	8.18
Options canceled in 2003	(176,425)	17.05
Antidilution adjustments made to outstanding options in connection with the July 1, 2003 extraordinary dividend	2,298,067	8.45

Under option at January 1, 2004	10,626,377	8.70		396,819
Options granted in 2004 at fair value	253,750	17.83	5.01
Options exercised in 2004	(2,818,904)	7.02
Options canceled in 2004	(183,210)	14.09
Antidilution adjustments made to outstanding options in connection with the June 2, 2004 extraordinary dividend	2,617,820	6.93

Under option at December 30, 2004	10,495,833	7.11		627,968

        The following table summarizes information about the Plan's stock options at December 30, 2004, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/30/04	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/30/04	Weighted Average Exercise Price
$2.6901–$5.3802	7,873,535	7.34	$4.96	204,808	$4.98
$7.7971–$11.5115	854,768	7.71	$11.16	32,151	$11.51
$12.2441–$17.83	1,767,530	7.92	$14.69	391,009	$14.18

	10,495,833			627,968

13. RELATED PARTY TRANSACTIONS

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

Warrant Exercises

        On May 23, 2003, all outstanding warrants held by (i) Anschutz to purchase a total of 3,928,185 shares of Class B common stock, (ii) Craig Slater, a Regal director, to purchase a total of 6,696 shares of Class A common stock, (iii) Michael F. Bennet, a former Regal director, to purchase a total of 13,392 shares of Class A common stock, and (iv) ACE II LLC, a former 5% stockholder of Regal, to purchase 162,745 shares of Class A Common Stock were exercised at exercise prices of $8.88 per share.

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

        During the year ended December 26, 2002, Regal CineMedia incurred approximately $1.3 million of expenses payable to certain Anschutz affiliates for reimbursement of travel, marketing and telecommunication expenses. Additionally, Regal CineMedia recorded revenue of approximately $0.7 million from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by Regal CineMedia to these affiliates.

        During the year ended January 1, 2004, Regal Cinemas incurred approximately $3.4 million of expenses payable to an Anschutz affiliate for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain marketing and business services.

        During the year ended January 1, 2004, an Anschutz affiliate reimbursed Regal Cinemas approximately $0.9 million for amounts due under a construction advance in connection with a theatre development project. Under the agreement, the Anschutz affiliate paid Regal Cinemas approximately $0.3 million annually for rent and other expenses related to the facility. Regal Cinemas recorded revenue of approximately $0.5 million from certain affiliates of Anschutz and OCM Principal Opportunities Fund II, L.P. related to the marketing and business meeting services provided by Regal CineMedia to these affiliates.

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

        During the year ended December 30, 2004, Regal Cinemas incurred approximately $3.0 million of expenses payable to an Anschutz affiliate for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred approximately $0.7 million of expenses payable to Anschutz affiliates for certain marketing and business services.

        During the year ended December 30, 2004, an Anschutz affiliate paid Regal Cinemas approximately $0.2 million for rent and other expenses related to a theatre facility. Regal Cinemas recorded revenue of approximately $0.1 million from certain affiliates of Anschutz related to the marketing and business meeting services provided by Regal CineMedia to these affiliates.

        Regal is currently in discussions with an Anschutz affiliate regarding a potential new theatre development located in Los Angeles, California. Regal contemplates funding a portion of the construction costs and entering into a long term lease agreement for the use of the theatre site. The ultimate financial terms of the potential new theatre development will be approved by the unaffiliated members of our board of directors.

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

        In conjunction with the exchange transaction in April 2002 (see Note 1—"The Company and Basis of Presentation"), Regal Cinemas', United Artists' and Edwards' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists Theatre Circuit 401(k) Savings Plan to the plan. The Company made discretionary contributions of approximately $1.2 million, $1.1 million and $1.0 million to the plan in 2004, 2003 and 2002, respectively.

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

	Year ended December 30, 2004	Year ended January 1, 2004	Year ended December 26, 2002
Net income	$82.5	$185.4	$117.2
Less:
Loss on redemption of preferred stock	—	—	28.2

Net income available to common stockholders	$82.5	$185.4	$89.0

Weighted average shares outstanding (in thousands):
Basic:	143,581	138,576	107,738
Add common stock equivalents	5,639	4,216	4,546

Diluted:	149,220	142,792	112,284
Earnings per share
Basic:	$0.57	$1.34	$0.83
Diluted:	$0.55	$1.30	$0.79

        On April 17, 2002, Regal used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group and members of the Edwards family. The $28.2 million difference between the carrying amount and redemption price of the redeemable preferred stock of was recorded as a charge to equity and is reflected as a reduction of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 26, 2002.

        Common stock equivalents consist principally of stock options and warrants. Stock options and warrants to purchase 1.0 million and 11.3 million shares of common stock were outstanding at December 26, 2002 and January 1, 2004, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive stock options and warrants outstanding as of December 30, 2004.

        The $240.0 million Convertible Senior Notes discussed in Note 7 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the Convertible Senior Notes' conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread, which will be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On December 30, 2004, the closing sale price of our Class A common stock was $20.75, which exceeded 110% of the then current conversion price of $15.8582 on the Convertible Senior Notes. Accordingly, as of December 30, 2004, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $15.8582. Utilizing the treasury stock method, the conversion spread resulted in approximately 1.4 million shares included in our diluted earnings per share computations for the year ended December 30, 2004. The closing sale price of our Class A common stock did not exceed the conversion price of the Convertible Senior Notes during 2003.

        In addition, as described in Note 7, we entered into convertible note hedge and warrant transactions which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $18.2979 as of December 30, 2004. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 0.4 million shares in our diluted earnings per share computations for the year ended December 30, 2004. If the average sales price of our Class A common stock during the year ended December 30, 2004 had been $18.2979, $21.00 or $22.00, the number of shares from the Warrant to be included in diluted earnings per share for the year ended December 30, 2004 would have been zero, 1.9 million and 2.5 million, respectively. As of December 30, 2004, the maximum number of shares that could potentially be included under the Warrant is 15.1 million.

        The FASB has issued an Exposure Draft entitled, "Earnings per Share, an amendment of SFAS No. 128." The Exposure Draft proposes that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Company's $240.0 million Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the Exposure Draft ended April 13, 2004, and the effective date for the proposed Statement is fiscal years ending after December 15, 2004. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the Statement. Had the provisions of the Exposure Draft been effective for the reporting periods included herein, diluted earnings per share for the years ended December 30, 2004 and January 1, 2004 would have been $0.02 and $0.04 lower than the reported amounts. The Company is evaluating the Exposure Draft and potential alternative courses of action it might pursue, if any, with respect to the convertible notes to address the impact of the proposed literature.

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Regal Cinemas Senior Credit Facility, which consists of the Term Loan and the Revolving Facility, is estimated based on quoted market prices as of December 30, 2004 and January 1, 2004. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Regal Entertainment Group Convertible Senior Notes and Regal Cinemas Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of December 30, 2004 and January 1, 2004. The fair value of the Company's other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at December 30, 2004 and January 1, 2004. consist of the following:

	December 30, 2004	January 1, 2004
	(In millions)
Carrying amount	$1,887.5	$1,105.8
Fair value	$1,950.1	$1,182.7

17. SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. As of December 30, 2004, we operate in two business segments: theatrical exhibition operations ("Theatre Group") and Regal CineMedia ("RCM"). Prior to fiscal 2004, we managed our business under one reportable segment—theatrical exhibition operations. During the fourth quarter of 2004, the RCM segment exceeded one of the quantitative thresholds thereby requiring disclosure of RCM as a reportable segment. As a result, we have included RCM segment information for the periods below to reflect the new basis of reporting. Theatre Group generates revenues primarily from admissions and concession sales. RCM focuses exclusively on the expansion of businesses ancillary to our theatre exhibition operations, such as advertising, and complementary business lines that leverage our existing asset and customer bases. Additional RCM revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events. The accounting policies of the segments are consistent with those described in the summary of significant in Note 2 and all intersegment sales and transfers are eliminated. No one customer represents more than 10% of the Company's total revenues and as such, the Company does not believe it has a material reliance on any one customer.

        The Company's chief operating decision maker evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is EBITDA. The Company defines EBITDA as net income before interest expense, income taxes and depreciation and amortization. We believe EBITDA provides a useful measure of liquidity and financial performance for our segments because EBITDA is an industry comparative measure of cash flows generated by our operations and because it is a primary financial measure used by management to assess performance and allocate resources for our segments. EBITDA is not a measurement of financial performance or liquidity under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our segment profitability or liquidity.

        Information about the Company's operations by operating segment is as follows:

As of or for the year ended December 30, 2004

(in millions)	Theatre Group	RCM	Eliminations	Segment Total
Revenues from external customers	$2,368.1	$99.9	$—	$2,468.0
Depreciation and amortization expense	152.9	21.7	—	174.6
EBITDA(1)	380.2	56.6	(24.6)	412.2
Identifiable assets(2)	2,432.9	140.9	(31.4)	2,542.4
Capital expenditures	107.3	17.0	—	124.3

As of or for the year ended January 1, 2004

(in millions)	Theatre Group	RCM	Eliminations	Segment Total
Revenues from external customers	$2,416.2	$75.4	$(1.7)	$2,489.9
Depreciation and amortization expense	144.2	14.3	—	158.5
EBITDA(1)	516.0	40.3	(19.2)	537.1
Identifiable assets(2)	2,363.5	97.1	(10.8)	2,449.8
Capital expenditures	94.8	42.7	—	137.5

As of or for the period ended December 26, 2002

(in millions)	Theatre Group	RCM	Eliminations	Segment Total
Revenues from external customers	$2,114.1	$26.1	$—	$2,140.2
Depreciation and amortization expense	130.0	4.4	—	134.4
EBITDA(1)	410.1	3.5	(10.5)	403.1
Identifiable assets(2)	2,266.8	55.0	(11.6)	2,310.2
Capital expenditures	79.1	29.1	—	108.2

(1)
Income taxes and interest expense are not allocated to the Regal CineMedia segment. Accordingly, consolidated interest expense, net and income taxes are reflected in the reconciliation of consolidated net income to total segment EBITDA to cash flows from operations below.

(2)
See Note 3—"Acquisitions" for additions to identifiable assets, including land, buildings, equipment, leasehold improvements, goodwill and other assets resulting from acquisitions, all of which are included in the Theatre Group segment.

        A reconciliation of consolidated net income to segment EBITDA and cash flows from operations is as follows:

(in millions)	December 30, 2004	January 1, 2004	December 26, 2002
Net income	$82.5	$185.4	$117.2
Interest expense, net	95.6	72.0	61.7
Provision for income taxes	59.5	121.2	89.8
Depreciation and amortization	174.6	158.5	134.4

Total EBITDA	412.2	537.1	403.1

EBITDA—Theatre Group, net of inter-company eliminations	355.6	496.8	399.6
EBITDA—RCM	56.6	40.3	3.5

Total EBITDA	412.2	537.1	403.1
Interest expense, net	(95.6)	(72.0)	(61.7)
Provision for income taxes	(59.5)	(121.2)	(89.8)
Deferred income taxes	2.2	26.4	73.5
Changes in operating assets and liabilities	50.1	102.0	24.0
Loss on extinguishment of debt	76.1	—	1.5
Other items, net	1.9	3.8	22.6

Net cash provided by operating activities	$387.4	$476.1	$373.2

18. SUBSEQUENT EVENTS

Restricted Stock Program

        During the first quarter of fiscal 2005, the Company implemented a restricted stock program to provide for restricted stock awards to certain officers and key employees. Under the restricted stock program, common stock of the Company may be granted at no cost to certain officers and key members of management, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically four years after the award date) and as such restrictions lapse, the award immediately cliff vests. The plan participants are entitled to cash dividends (paid in connection with the Company's quarterly dividend payments) and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. Such shares are also subject to the terms and provisions under the Company's 2002 Stock Incentive Plan. Upon issuance of the stock under the restricted stock program, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restriction period. On February 11, 2005, 229,990 shares were granted under the restricted stock program at a share price of $19.90 per share.

Other

        On February 10, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock. The dividend is payable on March 15, 2005 to stockholders of record on March 1, 2005.

        During February 2005, the Company entered into an agreement with Icon Distribution Inc. to settle litigation arising from the exhibition of a film. Pursuant to accounting rules and standards, the settlement impacted net income by approximately $8.3 million and is reflected as a component of "Net loss on lawsuit settlements" in the accompanying statement of income for the quarter and the year ended December 30, 2004.

        On March 1, 2005, the Company announced that we had entered into an agreement with R/C Theatres to acquire 7 theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia. Consummation of this acquisition is subject to customary closing conditions. The total cash purchase price for the acquired theatres is estimated to be approximately $31 million. Regal expects the transaction to be consummated in the second quarter of 2005.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 30, 2004, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting and our registered public accounting firm's attestation report on management's assessment of our internal control over financial reporting are included in Part II, Item 8, on pages 54 and 55, respectively, of this Form 10-K, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B. OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class II Directors," "Board and Committee Information" and "Section 16(a) Beneficial Ownership Reporting Compliance") to be held on May 11, 2005 and to be filed with the Securities and Exchange Commission within 120 days after December 30, 2004.

Item 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation" and "Proposal 1. Election of Class II Directors—Compensation of Directors") to be held on May 11, 2005 and to be filed with the Securities and Exchange Commission within 120 days after December 30, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 11, 2005 and to be filed with the Securities and Exchange Commission within 120 days after December 30, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Certain Relationships and Related Transactions") to be held on May 11, 2005 and to be filed with the Securities and Exchange Commission within 120 days after December 30, 2004.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Independent Directors") to be held on May 11, 2005 and to be filed with the Securities and Exchange Commission within 120 days after December 30, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report on Form 10-K:

        (1)   Consolidated financial statements of Regal Entertainment Group:

        Management's Report on Internal Control over Financial Reporting

        Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting

        Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

        Regal's Consolidated Balance Sheets as of December 30, 2004 and January 1, 2004

        Regal's Consolidated Statements of Income for the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002

        Regal's Consolidated Statements of Stockholders' Equity and Parent's Investment and Comprehensive Income for the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002

        Regal's Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002

        Notes to Regal's Consolidated Financial Statements

        (2)   Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

        (3)   Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
2.1
Regal Cinemas Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.4
United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6
Edwards Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, the several lenders from time to time parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 26, 2004, among Regal Cinemas Corporation, the lenders parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.2
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of November 24, 2004, between Regal Cinemas and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger as Administrative Agent (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee under the Indenture referred to therein (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists, Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.13	Form of 3 3/4% Convertible Senior Notes due 2008 (included as exhibit A in the above exhibit 4.12)
4.14
Registrant's 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003 (filed as exhibit 4.8 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.1*
Form of Stock Option Agreement (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2005 (Commission File No. 001-31315), and incorporated herein by reference)

10.3*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.8
Stock Purchase Agreement, dated as of February 3, 2003, among Registrant, HUSH and Hoyts (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.9
Stockholder Agreement, dated as of March 27, 2003, between Registrant and HUSH (filed as to exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.10
Merger Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., RCI/RMS, Inc. and Signature Theatre Investors, LLC (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.11
Asset Purchase Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., Signature Theatres, LLC, Turlock Cinemas, LLC and Signature Desert Cinemas, LLC (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.12*
Indemnity Agreement, dated as of July 9, 2004, between Regal and Lewis W. Coleman (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.13*
Indemnity Agreement, dated as of July 12, 2004, between Regal and Michael J. Dolan (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.14*	Summary of Director Compensation Arrangements
10.15*	Summary of Annual Executive Incentive Program
12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

(c)
The exhibits required to be filed herewith are listed above.

(d)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 15, 2005	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer
March 15, 2005	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Co-Chairman and Co-Chief Executive Officer and Chief Executive Officer of Regal Cinemas Corporation (Co-Principal Executive Officer)	March 15, 2005
/s/ KURT C. HALL Kurt C. Hall	Director, Co-Chairman and Co-Chief Executive Officer and President and Chief Executive Officer of Regal CineMedia Corporation (Co-Principal Executive Officer)	March 15, 2005
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005
/s/ PHILIP F. ANSCHUTZ Philip F. Anschutz	Director	March 15, 2005
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 15, 2005
/s/ CRAIG D. SLATER Craig D. Slater	Director	March 15, 2005
/s/ ALFRED C. ECKERT, III Alfred C. Eckert, III	Director	March 15, 2005

/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 15, 2005
/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	March 15, 2005
/s/ LEWIS W. COLEMAN Lewis W. Coleman	Director	March 15, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1
Regal Cinemas Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.4
United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists, Theatre Company, Edwards, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, the several lenders from time to time parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 26, 2004, among Regal Cinemas Corporation, the lenders parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.2
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of November 24, 2004, between Regal Cinemas and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger as Administrative Agent (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee under the Indenture referred to therein (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists, Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.13	Form of 3 3/4% Convertible Senior Notes due 2008 (included as exhibit A in the above exhibit 4.12)
4.14
Registrant's 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003 (filed as exhibit 4.8 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.1*
Form of Stock Option Agreement (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.3*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.8
Stock Purchase Agreement, dated as of February 3, 2003, among Registrant, HUSH and Hoyts (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.9
Stockholder Agreement, dated as of March 27, 2003, between Registrant and HUSH (filed as to exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.10
Merger Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., RCI/RMS, Inc. and Signature Theatre Investors, LLC (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

10.11
Asset Purchase Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., Signature Theatres, LLC, Turlock Cinemas, LLC and Signature Desert Cinemas, LLC (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.12*
Indemnity Agreement, dated as of July 9, 2004, between Regal and Lewis W. Coleman (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.13*
Indemnity Agreement, dated as of July 12, 2004, between Regal and Michael J. Dolan (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.14*	Summary of Director Compensation Arrangements
10.15*	Summary of Annual Executive Incentive Program
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement