Form 10-Q
period 2005-03-31
REGAL ENTERTAINMENT GROUP
filed 2005-05-10
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

9110 East Nichols Avenue Suite 200 Centennial, CO	80112
(Address of Principal Executive Offices)	(Zip Code)

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

        Class A Common Stock—58,119,596 shares outstanding at May 5, 2005

        Class B Common Stock—87,566,142 shares outstanding at May 5, 2005

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 30, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191.5	$243.9
Restricted cash	0.6	0.6
Trade and other receivables, net	22.8	49.2
Inventories	7.1	7.7
Prepaid expenses and other current assets	19.1	6.8
Assets held for sale	7.9	7.8
Deferred income tax asset	0.9	5.1

TOTAL CURRENT ASSETS	249.9	321.1
PROPERTY AND EQUIPMENT:
Land	114.1	114.4
Buildings, leasehold improvements and equipment	2,250.5	2,251.6
Construction in progress	35.1	25.7

Total property and equipment	2,399.7	2,391.7
Accumulated depreciation and amortization	(491.2)	(457.0)

Total property and equipment, net	1,908.5	1,934.7
GOODWILL	213.6	213.6
DEFERRED INCOME TAX ASSET	16.3	18.3
OTHER NON-CURRENT ASSETS	71.8	54.7

TOTAL ASSETS	$2,460.1	$2,542.4

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.3	$260.2
Accounts payable	134.6	182.7
Accrued expenses	33.4	55.6
Income taxes payable	45.4	56.2
Deferred revenue	116.2	88.3
Bankruptcy claims and liabilities	1.2	1.2

TOTAL CURRENT LIABILITIES	591.1	644.2
LONG-TERM DEBT	1,622.9	1,631.0
LEASE FINANCING ARRANGEMENTS	90.4	91.1
CAPITAL LEASE OBLIGATIONS	23.3	23.5
OTHER NON-CURRENT LIABILITIES	73.6	81.6

TOTAL LIABILITIES	2,401.3	2,471.4
MINORITY INTEREST	2.0	2.0
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 57,680,113 and 57,243,808 shares issued and outstanding at March 31, 2005 and December 30, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 87,566,142 shares issued and outstanding	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	39.8	50.7
Retained earnings	10.2	23.2
Accumulated other comprehensive income (loss), net	6.7	(5.0)

TOTAL STOCKHOLDERS' EQUITY	56.8	69.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,460.1	$2,542.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended March 31, 2005	Quarter Ended April 1, 2004
REVENUES:
Admissions	$388.8	$368.9
Concessions	149.6	136.7
Other operating revenue	38.6	34.9

TOTAL REVENUE	577.0	540.5
OPERATING EXPENSES:
Film rental and advertising costs	198.9	181.2
Cost of concessions	22.4	20.2
Rent expense	74.5	68.8
Other operating expenses	161.8	157.4
General and administrative expenses	17.1	15.6
Depreciation and amortization	48.2	43.2
Merger and restructuring expenses and amortization of deferred stock compensation	1.7	1.8
Net loss (gain) on disposal and impairment of operating assets	2.9	(1.1)
Gain on lawsuit settlement	—	(8.2)

TOTAL OPERATING EXPENSES	527.5	478.9

INCOME FROM OPERATIONS	49.5	61.6
OTHER EXPENSE:
Interest expense, net	27.9	19.2
Minority interest in earnings of consolidated subsidiaries	—	1.1
Other, net	—	3.4

TOTAL OTHER EXPENSE, NET	27.9	23.7

INCOME BEFORE INCOME TAXES	21.6	37.9
PROVISION FOR INCOME TAXES	8.5	15.1

NET INCOME	$13.1	$22.8

EARNINGS PER SHARE:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	145,017	142,238
Diluted	153,690	145,660

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2005	Quarter Ended April 1, 2004
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13.1	$22.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48.2	43.2
Amortization of deferred stock compensation	1.5	1.4
Minority interest in earnings of consolidated subsidiaries	—	1.1
Deferred income tax expense (benefit)	(1.5)	0.1
Net loss (gain) on disposal and impairment of operating assets	2.9	(1.1)
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	25.2	12.8
Inventories	0.6	(0.2)
Prepaid expenses and other current assets	(11.1)	18.5
Accounts payable	(48.1)	(74.5)
Income taxes payable	(8.7)	2.0
Accrued expenses and other liabilities	5.1	(0.5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	27.2	25.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.7)	(17.7)
Proceeds from disposition of assets	0.9	13.1
Proceeds from sale-leaseback transaction	—	11.5
Decrease in other assets and assets held for sale	—	(2.2)
Cash used to purchase partnership interest	—	(4.3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(29.8)	0.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(43.6)	(25.6)
Proceeds from stock option exercises	2.7	6.0
Net payments on long term obligations	(8.9)	(7.7)
Payment of bankruptcy claims and liabilities	—	(0.9)
Payment of debt acquisition costs and other	—	(0.6)

NET CASH USED IN FINANCING ACTIVITIES	(49.8)	(28.8)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52.4)	(2.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243.9	288.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191.5	$286.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$18.9	$9.8

Cash paid for interest	$47.4	$24.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries and United Artists Theatre Company ("United Artists") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia" or "RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group ("UATG"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,264 screens in 553 theatres in 40 states as of March 31, 2005. Regal CineMedia, through its investment in National CineMedia, LLC as described below, focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. For a discussion of our reportable segments, including financial information for each segment for the quarters ended March 31, 2005 and April 1, 2004, see Note 10—"Segment Information" to the unaudited condensed consolidated financial statements.

        For a discussion of the series of events leading to the formation of the Company and other significant transactions which have occurred through December 30, 2004, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 30, 2004.

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired two additional theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 2—"Acquisitions" for further discussion of these transactions.

        On March 29, 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a new joint venture company to be known as National CineMedia, LLC ("National CineMedia"). National CineMedia will provide advertising and event services to Regal's and AMC's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, will retain all advertising contracts signed on or before the close of business on March 31, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. Thereafter, AMC and Regal, through their respective theatre exhibition subsidiaries, will receive future revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Regal CineMedia Holdings, LLC ("RCH"), a wholly owned subsidiary of RCM, initially owns 63% of National CineMedia. As of March 31, 2005, RCH's investment in National CineMedia totaled approximately $7.4 million, representing approximately $1.3 million in cash and approximately $6.1 million (net book value) of other net assets contributed to National CineMedia by RCM. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        Regal paid one quarterly cash dividend of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 6—"Capital Stock and Stock-Based Compensation"), or approximately $43.6 million in the aggregate, during the quarter ended March 31, 2005.

        Net income and total comprehensive income are the same for the quarter ended April 1, 2004. Total comprehensive income for the quarter ended March 31, 2005 was $24.8 million and consists of net income and approximately $11.7 million of accumulated other comprehensive income, net of tax, related to the aggregate unrealized gain on the interest rate swap arrangements during the quarter ended March 31, 2005 as further described in Note 4—"Debt Obligations."

        The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2005 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 30, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the operating results that may be achieved for the full 2005 fiscal year.

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.     ACQUISITIONS

  Acquisition of Signature Theatres and Other Fiscal 2004 Acquisitions

        On April 29, 2004, Regal acquired five theatres representing 49 screens in the Northeastern United States. On May 5, 2004, Regal acquired two additional theatres with 26 screens in the Northeastern United States. On September 30, 2004, Regal acquired 30 theatres comprising 309 screens (including two theatres with 30 screens under construction) in California and Hawaii from Signature Theatres. The total aggregate cash purchase price for the combined acquisitions totaled approximately $223.6 million, including approximately $196.7 million for the Signature Theatres acquisition. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

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

3.     FORMATION OF NATIONAL CINEMEDIA, LLC

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company to be known as National CineMedia, LLC. The new company will focus on the marketing and sale of cinema advertising and promotions products, business communications and training services, and the distribution of digital alternative content. National CineMedia will provide advertising and event services to Regal's and AMC's theatres, respectively.

        As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM include fixed assets and agreements and, subject to obtaining relevant consents, additional agreements, as well as approximately $1.3 million in cash. The assets contributed to National CineMedia by NCN include fixed assets and, subject to obtaining relevant consents, third-party exhibitor service agreements. RCH initially owns 63% of the Class A Units of National CineMedia and NCN initially owns 37% of the Class A Units of National CineMedia. As set forth in the Contribution Agreement, Regal will adopt a severance plan prior to the end of a transition period whereby Regal will compensate RCM employees that become employees of National CineMedia an aggregate amount equal to the value of unvested stock options that are "in-the-money" and unvested restricted stock of such employees upon expiration of the transition period.

        The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's material continued involvement in the operations of National CineMedia. As of March 31, 2005, RCH's investment in National CineMedia totaled approximately $7.4 million, representing approximately $1.3 million in cash and approximately $6.1 million (net book value) of other net assets contributed to National CineMedia by RCM. Such investment is presented as a component of "Other Non-Current Assets" on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2005.

        In addition, on March 29, 2005, RCM, AMC's subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, will retain all advertising contracts signed on or before the close of business on March 31, 2005, subject to an administrative fee payable to National

CineMedia to service such contracts. Thereafter, AMC and Regal, through their respective theatre exhibition subsidiaries, will receive future revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned and the number of theatre patrons as between Regal's and AMC's theatres for any measurement period.

        As part of the joint venture transaction, RCH and NCN, or their respective affiliates, entered into a number of ancillary agreements, including a Limited Liability Company Operating Agreement in order to set forth their respective rights and obligations as members in connection with their interests in National CineMedia. The Operating Agreement provides that the Board of Directors of National CineMedia will consist of seven members including three directors designated by NCN, three directors designated by RCH, and Kurt Hall, Co-Chairman and Co-Chief Executive Officer of Regal, until the expiration of a transition period and thereafter the seventh director will be the Chairman and Chief Executive Officer of National CineMedia. The Operating Agreement also provides that all actions of National CineMedia's Board of Directors require the vote of six directors.

        Kurt Hall will be assuming the role of Chairman and Chief Executive Officer of National CineMedia after a short transition period. After the transition period, Mr. Hall will no longer serve as Co-Chairman and Co-Chief Executive Officer of Regal. National CineMedia's headquarters are in Centennial, Colorado with offices in New York City, Chicago, Detroit and Los Angeles.

4.     DEBT OBLIGATIONS

        Debt obligations at March 31, 2005 and December 30, 2004 consist of the following (in millions):

	March 31, 2005	December 30, 2004
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas Senior Secured Credit Facility	1,583.9	1,591.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 11.5%, maturing in various installments through 2021	93.2	93.8
Capital lease obligations	24.3	24.5
Other	4.0	4.1

Total debt obligations	1,996.9	2,005.8
Less current portion	(260.3)	(260.2)

Total debt obligations, net of current maturities	$1,736.6	$1,745.6

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes"). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the March 31, 2005 conversion price of $15.6307 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the March 31, 2005 conversion price of $15.6307 per share, subject to further adjustments described below, if:

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

        At the March 31, 2005 conversion price of $15.6307 per share, each $1,000 of aggregate principal amount of Convertible Senior Notes are convertible into approximately 63.9767 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a March 31, 2005 price per share of $15.6307). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,354,357 shares of our Class A common stock at a March 31, 2005 exercise price of $18.0355 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $18.0355 (as of March 31, 2005). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

        On March 31, 2005, the closing sale price of our Class A common stock was $21.03, which exceeded 110% of the then March 31, 2005 conversion price of $15.6307. Accordingly, as of March 31, 2005, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.6307. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $240.0 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of March 31, 2005. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

        On March 28, 2005, one of the holders of the Convertible Senior Notes exercised its conversion right with respect to $1,000 principal amount of the notes held by it, and the Company settled the entire conversion in cash. As described in Note 7, on April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery to resolve a question that has arisen about the terminology used in the Indenture regarding the Convertible Senior Notes' conversion price adjustment mechanism.

        Interest Rate Swaps—As described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under Regal Cinemas' Fourth Amended and Restated Credit Agreement, as amended (the "Senior Credit Facility"). As of March 31, 2005, the aggregate fair value of the swaps was determined to be approximately $11.1 million, which has been recorded as a component of "Other Non-Current Assets" with a corresponding amount of approximately $6.7 million, net of tax, recorded to "Accumulated Other Comprehensive Income." The swaps exhibited no ineffectiveness for the quarter ended March 31, 2005.

        Other Long-Term Obligations—All other long-term obligations (including the Senior Credit Facility and the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein.

5.     INCOME TAXES

        The provision for income taxes of $8.5 million and $15.1 million for the quarters ended March 31, 2005 and April 1, 2004 reflect effective tax rates of approximately 39.4% and 39.8%, respectively. The effective tax rates for the quarters ended March 31, 2005 and April 1, 2004 reflect the impact of certain non-deductible expenses.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 31, 2005 and December 30, 2004 totaling approximately $39.4 million as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce recorded goodwill related to such acquisitions.

6.     CAPITAL STOCK AND STOCK-BASED COMPENSATION

  Capital Stock

        As of March 31, 2005, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of March 31, 2005, 57,680,113 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 87,566,142 shares were outstanding as of March 31, 2005, all of which are held by The Anschutz Company and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A Common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of March 31, 2005. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the Stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 12 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Share Repurchase Program

        During the year ended December 30, 2004, the Company's board of directors authorized a share repurchase program, which provides for the authorization to repurchase up to $50 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. During the quarter ended March 31, 2005, the Company made no repurchases of its outstanding Class A common stock.

  Warrants

        Other than as disclosed in Notes 4 and 9, no warrants to acquire the Company's common stock were outstanding as of March 31, 2005.

  Restricted Stock Program

        During the first quarter of fiscal 2005, the Company implemented a restricted stock program to provide for restricted stock awards to officers and key employees. Under the restricted stock program, common stock of the Company may be granted at no cost to officers and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically four years after the award date) and as such restrictions lapse, the award immediately vests. The plan participants are entitled to cash dividends (paid in connection with the Company's quarterly dividend payments) and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and provisions of the Company's 2002 Stock Incentive Plan.

        On February 11, 2005, 229,990 shares were granted under the restricted stock program at a share price of $19.90 per share. Unearned compensation of approximately $4.6 million (equivalent to the market value at the date of grant) was charged to stockholders' equity (along with a corresponding credit to additional paid-in capital) and will be subsequently amortized to expense over the restriction period. As of March 31, 2005, there were 229,990 shares of restricted stock outstanding. For the quarter ended March 31, 2005, the Company recorded compensation expense of approximately $0.2 million related to such restricted shares. In addition, the Company paid a cash dividend of $0.30 on each share of restricted stock, or approximately $0.1 million in the aggregate, during the quarter ended March 31, 2005.

  Other Stock-Based Compensation

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

	Quarter Ended March 31, 2005	Quarter Ended April 1, 2004
Net income:	$13.1	$22.8
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(0.8)	$(0.2)

Pro forma net income	$12.3	$22.6

Basic earnings per share:
As reported	$0.09	$0.16
Pro forma	$0.08	$0.16
Diluted earnings per share:
As reported	$0.09	$0.16
Pro forma	$0.08	$0.16

        As of March 31, 2005, the Company had outstanding options to purchase a total of 10,050,526 shares of Class A common stock under the 2002 Stock Incentive Plan. As of March 31, 2005, the total number of shares of Class A common stock authorized for issuance under the 2002 Stock Incentive Plan was 16,110,241 shares. The Company has submitted a proposal to its stockholders to consider and approve an amendment to the 2002 Stock Incentive Plan to increase the number of shares of Class A common stock authorized for issuance under the 2002 Stock Incentive Plan from 16,110,241 to a total of 18,000,000 shares. Our board of directors has adopted the amendment to the 2002 Stock Incentive Plan, subject to stockholder approval, and the amended 2002 Stock Incentive Plan will become effective if and when stockholder approval is obtained.

7.     COMMITMENTS AND CONTINGENCIES

  Sale-Leaseback Transaction

        During the quarter ended April 1, 2004, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres. Under the terms of this transaction, Regal Cinemas sold the land and related improvements of the theatre for approximately $11.5 million and leased it back for an initial lease term of approximately 14 years. The Company accounts for this lease as an operating lease. The gain on the transaction of $2.0 million was deferred and is being amortized over the term of the lease agreement. All other sale-leaseback transactions not explicitly discussed herein are described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Bankruptcy Claims

        Regal Cinemas, Inc. has bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 31, 2005, Regal Cinemas had accrued approximately $1.2 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

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

        On December 18, 2000, the United States filed an action against Hoyts in the District of Massachusetts entitled United States v. Hoyts Cinema Corporation. The complaint alleges that the seating in each of Hoyts' 26 stadium-style theaters violated the ADA because it fails to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denies persons in wheelchairs access to the stadium portion of the theater. In March 28, 2003, Regal acquired 19 of the affected theatres from Hoyts and assumed the litigation associated therewith. On March 31, 2003, the District Court granted summary judgment to the United States finding that in order to comply with the ADA, wheelchair seats had to be placed in the stadium section, but also ruled that the only theaters that required retrofitting by placing wheelchair seating within the stadium section of the theater were those constructed or refurbished after December 18, 2000. Both Hoyts and the United States appealed the District Court's decision. On August 20, 2004, the United States Court of Appeals for the First Circuit vacated the District Court's summary judgment decision finding that the government's interpretation that the ADA requires access to the stadium portion of the theater for wheelchair-bound patrons was not controlling and remanded the case to the District Court for further proceedings.

        On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery against Amaranth LLC, Amaranth Advisors, L.L.C. and Nicholas M. Maounis (collectively, "Amaranth"), individually, and as representatives of a class of all holders of the Convertible Senior Notes issued pursuant to the Indenture, dated as of May 28, 2003 (the "Indenture"), between the Company and U.S. Bank National Association (the "Trustee"). On March 21, 2005, Amaranth filed a Schedule 13G with the Securities and Exchange Commission questioning the terminology used in the Indenture for calculating the conversion price adjustment to the Convertible Senior Notes required to be made by the

Company in relation to quarterly dividends paid by the Company. In addition, on March 28, 2005, Amaranth exercised its conversion rights with respect to $1,000 principal amount of its notes, which the Company settled in cash. In its complaint, the Company is seeking a declaratory judgment to resolve the question that has arisen regarding the proper calculation of the conversion price adjustments in relation to certain of the Company's quarterly dividends. In order to remedy any confusion, the Company has approved and the Company and the Trustee have executed a First Supplemental Indenture to amend the terminology in the conversion price adjustment formula.

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

8.     RELATED PARTY TRANSACTIONS

        During the quarter ended March 31, 2005, our subsidiary, Regal Cinemas, incurred approximately $0.3 million of expenses payable to an Anschutz affiliate for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain marketing and business services.

        During the quarter ended March 31, 2005, an Anschutz affiliate paid Regal Cinemas approximately $0.1 million for the reimbursement of purchased equipment at cost.

        Regal is currently in discussions with an Anschutz affiliate regarding a potential new theatre development located in Los Angeles, California. Regal contemplates funding a portion of the construction costs and entering into a long term lease agreement for the use of the theatre site. The ultimate financial terms of the potential new theatre development will be approved by those directors without an interest in the transaction.

9.     EARNINGS PER SHARE

        Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, warrants and restricted stock, using the treasury stock method. The components of basic and diluted earnings per share are as follows (in millions, except share data):

	Quarter Ended March 31, 2005	Quarter Ended April 1, 2004
Net income	$13.1	$22.8
Weighted average shares outstanding (in thousands):
Basic:	145,017	142,238
Add common stock equivalents	8,673	3,422

Diluted:	153,690	145,660
Earnings per share
Basic:	$0.09	$0.16
Diluted	$0.09	$0.16

        Common stock equivalents consist principally of stock options, warrants and restricted stock. Stock options and warrants to purchase 11.3 million shares of common stock were outstanding at April 1, 2004, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive stock options, warrants or restricted stock outstanding as of March 31, 2005.

        The $240.0 million Convertible Senior Notes discussed in Note 4 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread, which will be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On March 31, 2005, the closing sale price of our Class A common stock was $21.03, which exceeded 110% of the then current conversion price of $15.6307 on the notes. Accordingly, as of March 31, 2005, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $15.6307. The average sales price of our Class A common stock was $20.03 during the quarter ended March 31, 2005. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.4 million shares in our diluted earnings per share computations for the quarter ended March 31, 2005.

        In addition, as described in Note 4, we entered into convertible note hedge and warrant transactions which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $18.0355. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The average share price of our stock was $20.03 during the quarter ended March 31, 2005. The Warrant resulted in dilution of approximately 1.5 million shares in our diluted earnings per share computations for the quarter ended March 31, 2005. If the average sales price of our Class A common stock during the period ended March 31, 2005 had been $18.0355, $21.00 or $22.00, the number of shares from the Warrant to be included in diluted earnings per share for the quarter ended March 31, 2005 would have been zero, 2.2 million and 2.8 million, respectively. As of

March 31, 2005, the maximum number of shares that could potentially be included under the Warrant is 15.4 million.

        The FASB has issued an Exposure Draft entitled, "Earnings per Share, an amendment of SFAS No. 128." The Exposure Draft proposes that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the Exposure Draft ended April 13, 2004, and the effective date for the proposed Statement is expected to be finalized during the second quarter of 2005. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the Statement. Had the provisions of the Exposure Draft been effective for the reporting periods included herein, diluted earnings per share for the quarters ended March 31, 2005 would have been the same as the reported amount and diluted earnings per share for the quarter ended April 1, 2004 would have been $0.01 lower than the reported amount. The Company is evaluating the Exposure Draft and potential alternative courses of action it might pursue, if any, with respect to the convertible notes to address the impact of the proposed literature.

10.   SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. As of March 31, 2005, we operate in two business segments: theatrical exhibition operations ("Theatre Group") and Regal CineMedia ("RCM"). Prior to fiscal 2004, we managed our business under one reportable segment—theatrical exhibition operations. During the fourth quarter of 2004, the RCM segment exceeded one of the quantitative thresholds thereby requiring disclosure of RCM as a reportable segment. Theatre Group generates revenues primarily from admissions and concession sales. RCM, through its investment in National CineMedia, focuses exclusively on the expansion of businesses ancillary to our theatre exhibition operations, such as advertising, and complementary business lines that leverage our and AMC's existing asset and customer bases. RCM revenues are primarily generated by on-screen advertisements, rental of theatres for business meetings and the distribution of live and pre-recorded concerts and other events.

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

        Information about the Company's operations by operating segment is as follows:

As of or for the quarter ended March 31, 2005

	Theatre Group	RCM	Eliminations	Segment Total
	(in millions)
Revenues from external customers	$558.7	$18.3	$—	$577.0
Depreciation and amortization expense	42.2	6.0	—	48.2
EBITDA(1)	95.4	5.9	(3.6)	97.7
Identifiable assets(2)	2,387.2	119.6	(46.7)	2,460.1
Capital expenditures	26.9	3.8	—	30.7

As of or for the quarter ended April 1, 2004

	Theatre Group	RCM	Eliminations	Segment Total
	(in millions)
Revenues from external customers	$520.2	$20.3	$—	$540.5
Depreciation and amortization expense	38.1	5.1	—	43.2
EBITDA(1)	96.7	10.6	(7.0)	100.3
Identifiable assets	2,326.7	81.8	(18.2)	2,390.3
Capital expenditures	13.5	4.2	—	17.7

(1)
Income taxes and interest expense are not allocated to the Regal CineMedia segment. Accordingly, consolidated interest expense, net and income taxes are reflected in the reconciliation of consolidated net income to total segment EBITDA to cash flows from operations below.

(2)
See Note 2—"Acquisitions" and for additions to identifiable assets, including land, buildings, equipment, leasehold improvements, goodwill and other assets resulting from acquisitions, all of which are included in the Theatre Group segment. Also see Note 3—"Formation of National CineMedia, LLC" for information regarding the Company's investment in National CineMedia, LLC, which is included in the Regal CineMedia segment.

        A reconciliation of net income to segment EBITDA and net cash provided by operating activities is calculated as follows:

	Quarter ended March 31, 2005	Quarter ended April 1, 2004
	(in millions)
Net income	$13.1	$22.8
Interest expense, net	27.9	19.2
Provision for income taxes	8.5	15.1
Depreciation and amortization	48.2	43.2

Total EBITDA	97.7	100.3

EBITDA—Theatre Group, net of inter-company eliminations	91.8	89.7
EBITDA—RCM	5.9	10.6

Total EBITDA	97.7	100.3
Interest expense, net	(27.9)	(19.2)
Provision for income taxes	(8.5)	(15.1)
Deferred income taxes	(1.5)	0.1
Changes in operating assets and liabilities	(37.0)	(41.9)
Other items, net	4.4	1.4

Net cash provided by operating activities	$27.2	$25.6

11.   RECENT ACCOUNTING PRONOUNCEMENTS

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. The Statement is effective for awards granted, modified, or settled in fiscal years beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the Statement may have on its consolidated financial position, cash flows and results of operations.

12.   SUBSEQUENT EVENTS

        On April 28, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on June 16, 2005, to stockholders of record on June 8, 2005.

        On April 27, 2005, the Company entered into an agreement with Eastern Federal Corporation to acquire a total of 22 theatres and 238 screens in Florida, North Carolina and South Carolina for a total cash purchase price of approximately $127.6 million. Consummation of the acquisition is subject to customary closing conditions and is expected to be completed by the end of the Company's third quarter of 2005.

        On March 1, 2005, the Company announced it had entered into an agreement with R/C Theatres to acquire seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia. The Company consummated the transaction on April 28, 2005. The total cash purchase price for the acquisition totaled approximately $31.0 million, subject to post-closing adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 001-31315) for the Company's fiscal year ended December 30, 2004. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,264 screens in 553 theatres in 40 states as of March 31, 2005. Regal CineMedia, through its investment in National CineMedia, focuses exclusively on the expansion of ancillary businesses, such as advertising, and complementary business lines that leverage our and AMC's existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on ancillary revenue opportunities through our investment in National CineMedia.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis, vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. Film rental costs depend on a variety of factors including the prospects of a film, the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 30, 2004). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. when the Regal Cinemas, Inc. Bankrupt Entities Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 30, 2004) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in Regal Cinemas, Inc. for a controlling equity interest in Regal Cinemas immediately thereafter. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 30, 2004.

        The Company's consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's consolidated financial statements at Anschutz's combined historical cost basis. The results of operations of the seven theatres acquired during the quarter ended July 1, 2004 and the 29 operating theatres acquired from Signature Theatres on September 30, 2004 (see Note 2—"Acquisitions") have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

        During the quarter ended April 1, 2004, we reported the results of our operations under one reportable segment—theatre exhibition operations. As of March 31, 2005, we manage our business under two reportable segments—theatre exhibition operations and Regal CineMedia. For a discussion of our reportable segments, including financial information for each segment for the quarters ended March 31, 2005 and April 1, 2004, see Note 10—"Segment Information" to the unaudited condensed consolidated financial statements.

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company to be known as National CineMedia, LLC. National CineMedia will provide advertising and event services to Regal's and AMC's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, will retain all advertising contracts signed on or before the close of business on March 31, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. Thereafter, AMC and Regal, through their respective theatre exhibition subsidiaries, will receive future revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula. As a result of the respective contributions by RCM and NCN, RCH initially owns 63% of National CineMedia and NCN owns the remaining 37%. As of March 31, 2005, RCH's investment in National CineMedia totaled approximately $7.4 million, representing approximately $1.3 million in cash and approximately $6.1 million (net book value) of other net assets contributed to National CineMedia by RCM. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and "Results of Operations" below.

Results of Operations—Quarters Ended March 31, 2005 and April 1, 2004

  Overview

        Based on our review of industry sources, national box office revenues were estimated to have been consistent with or to have increased slightly for the first calendar quarter of 2005 in comparison to the first calendar quarter of 2004. We believe that 2005 national box office revenues benefited from increased average ticket prices per patron, offset by a decline in national attendance. While the solid performance of certain key films released in the first quarter of 2005 favorably impacted national attendance and contributed to an increase in average concession revenues per patron during the first quarter of 2005, these films did not offset the overall decline in first quarter 2005 national attendance.

        Our total revenue for quarter ended March 31, 2005 ("Q1 2005 Period") was $577.0 million, a 6.8% increase over total revenue of $540.5 million for the quarter ended April 1, 2004 ("Q1 2004 Period"). The Q1 2005 Period results benefited from an increase in attendance of approximately 2.3%, which is primarily attributable to the inclusion of the results of operations of the 36 operating theatres (including 29 operating Signature Theatres) acquired during the second and third quarters of 2004. Since these theatres were acquired subsequent to the Q1 2004 Period, the results of operations of the acquired 36 operating theatres were not included in the Q1 2004 Period. Attendance from the acquired 36 operating theatres represented approximately 6.0% of the Company's Q1 2005 Period total attendance. Excluding the impact of the 36 operating theatres acquired during 2004, the Company's Q1 2005 Period total attendance declined by approximately 3.9%. See Note 2—"Acquisitions" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding these acquisitions.

        Total admissions revenue for the Q1 2005 Period benefited from the 2.3% increase in attendance, which is primarily attributable to incremental attendance from the 2004 acquisitions described above and to a lesser extent, the solid performance of certain key films released in 2005. In addition, a 3.0% increase in Q1 2005 Period average ticket prices per patron contributed to the overall increase in total admissions revenue. On a same screen basis, the Company's 2005 calendar box office revenue growth slightly outpaced the industry box office revenue growth for the comparative time period in the prior year. During the Q1 2005 Period, we also achieved growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was benefited by price increases and the family-oriented and concession friendly film product exhibited during the Q1 2005 Period. Increases in Regal CineMedia advertising revenues and revenues from our vendor marketing programs contributed to the increase in other operating revenues for the Q1 2005 Period.

        Income from operations decreased 19.6% to $49.5 million for the Q1 2005 Period compared to $61.6 million in the Q1 2004 Period. Net income decreased 42.5% to $13.1 million in the Q1 2005 Period as compared to net income of $22.8 million in the Q1 2004 Period. Earnings per diluted share decreased to $0.09 for the Q1 2005 Period compared to $0.16 during the Q1 2004 Period. EBITDA was $97.7 million for the Q1 2005 Period, a decrease of 2.6% from $100.3 million in the Q1 2004 Period and represented an EBITDA margin of 16.9%. The decline in income from operations, net income, diluted earnings per share, EBITDA and EBITDA margin is primarily attributable to increases in certain operating expenses and interest expense incurred during the Q1 2005 Period, as described more fully below. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        During the Q1 2005 Period, we made significant progress with our strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Q1 2005 Period totaled approximately $43.6 million.

  •
  On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company to be known as National CineMedia, LLC. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

  •
  We opened two theatres with 28 screens and closed seven theaters with 37 screens, ending the Q1 2005 Period with 553 theaters and 6,264 screens.

        Subsequent to the Q1 2005 Period, on April 28, 2005, the Company consummated the acquisition of R/C Theatres, consisting of seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia. In addition, on April 27, 2005, the Company entered into an agreement with Eastern Federal Corporation to acquire a total of 22 theatres and 238 screens in Florida, North Carolina and South

Carolina. Consummation of the acquisition is subject to customary closing conditions and is expected to be completed by the end of the Company's third quarter of 2005. The total aggregate cash purchase price for the combined acquisitions is estimated to total approximately $158.6 million, subject to post-closing adjustments.

        The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q1 2005 Period and the Q1 2004 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q1 2005 Period		Q1 2004 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$388.8	67.4%	$368.9	68.3%
Concessions	149.6	25.9	136.7	25.3
Other operating revenues	38.6	6.7	34.9	6.4

Total revenue	577.0	100.0	540.5	100.0
Operating expenses:
Film rental and advertising costs(1)	198.9	51.2	181.2	49.1
Cost of concessions(2)	22.4	15.0	20.2	14.8
Rent expense(3)	74.5	12.9	68.8	12.7
Other operating expense(3)	161.8	28.0	157.4	29.1
General and administrative expenses(3)	17.1	3.0	15.6	2.9
Depreciation and amortization(3)	48.2	8.4	43.2	8.0
Merger and restructuring expenses and amortization of deferred stock compensation(3)	1.7	0.3	1.8	0.3
Net loss (gain) on disposal and impairment of operating assets(3)	2.9	0.5	(1.1)	(0.2)
Gain on lawsuit settlement	—	—	(8.2)	(1.5)

Total operating expenses(3)	527.5	91.4	478.9	88.6

Income from operations(3)	49.5	8.6	61.6	11.4
Interest expense, net(3)	27.9	4.8	19.2	3.6
Provision for income taxes(3)	8.5	1.5	15.1	2.8
Net income(3)	13.1	2.3	22.8	4.2
EBITDA(3),(6)	$97.7	16.9	$100.3	18.6
Attendance	58.6	57.3
Average ticket price(4)	$6.63	*	$6.44	*
Average concession per patron(5)	$2.55	*	$2.39	*

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

Q1 2005 Period Compared to Q1 2004 Period

  Admissions

        Total admissions revenues increased $19.9 million, or 5.4%, to $388.8 million for the Q1 2005 Period, from $368.9 million for the Q1 2004 Period. The Q1 2005 Period total admissions revenues were favorably impacted by an increase in attendance of approximately 2.3%, which is primarily attributable to the inclusion of the results of operations of the 36 operating theatres (including 29 operating Signature Theatres) acquired during the second and third quarters of 2004. Since these theatres were acquired subsequent to the Q1 2004 Period, the results of operations of the acquired 36 operating theatres were not included in the Q1 2004 Period. Attendance from the acquired 36 operating theatres represented approximately 6.0% of the Company's Q1 2005 Period total attendance. Excluding the impact of the 36 operating theatres acquired during 2004, the Company's Q1 2005 Period total attendance declined by approximately 3.9%. To a lesser extent, the Company's Q1 2005 Period attendance was favorably impacted by the solid performance of certain key films released in 2005. In addition, a 3.0% increase in Q1 2005 Period average ticket prices per patron contributed to the overall increase in total admissions revenue. On a same screen basis, the Company's calendar 2005 box office revenue growth slightly outpaced industry box office revenue growth for the comparative time period in the prior year.

  Concessions

        Total concessions revenues increased $12.9 million, or 9.4%, to $149.6 million for the Q1 2005 Period, from $136.7 million for the Q1 2004 Period. The increase in concessions revenues in the Q1 2005 Period compared to the Q1 2004 Period was due to a 2.3% increase in attendance coupled with a 6.7% increase in average concessions per patron. The net increase in Q1 2005 Period concessions per patron is primarily attributable to price increases and a favorable film product mix in the Q1 2005 Period.

  Other Operating Revenues

        Total other operating revenues increased $3.7 million, or 10.6%, to $38.6 million for the Q1 2005 Period, from $34.9 million for the Q1 2004 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in Regal CineMedia advertising revenues, increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the fiscal 2004 acquisitions. A reduction in revenues from business meetings, special screenings and concert events and digital programming, partially offset by increased utilization of advertising inventory along with increased earned rates on advertising sold, contributed to the decrease in Regal CineMedia revenues.

  Film Rental and Advertising Costs

        Film rental and advertising costs increased $17.7 million, or 9.8%, to $198.9 million in the Q1 2005 Period, from $181.2 million in the Q1 2004 Period. Film rental and advertising costs as a percentage of admissions revenues increased to 51.2% in the Q1 2005 Period as compared to 49.1% in the Q1 2004 Period. The increase in film rental and advertising costs during the Q1 2005 Period as a percentage of box office revenues during the Q1 2005 Period is a result of film product mix.

  Cost of Concessions

        Cost of concessions increased $2.2 million, or 10.9%, to $22.4 million in the Q1 2005 Period, from $20.2 million in the Q1 2004 Period. Cost of concessions as a percentage of concessions revenues increased to 15.0% in the Q1 2005 Period as compared to 14.8% in the Q1 2004 Period. The increase in the cost of concessions and costs of concessions as a percentage of concession revenues in the Q1 2005 Period is primarily attributable to the mix of concession product coupled with increases in promotional costs.

  Rent Expense

        Rent expense increased $5.7 million or 8.3% to $74.5 million in the Q1 2005 Period, from $68.8 million in Q1 2004 Period. Rent expense as a percentage of total revenues was 12.9% and 12.7% for the Q1 2005 Period and the Q1 2004 Period, respectively. The increase in rent expense in the Q1 2005 Period was primarily attributable to the inclusion of the fiscal 2004 acquisitions.

  Other Operating Expenses

        For the Q1 2005 Period, other operating expenses increased $4.4 million, or 2.8%, to $161.8 million, from $157.4 million in the Q1 2004 Period. Other operating expenses as a percentage of total revenues decreased to 28.0% in the Q1 2005 Period as compared to 29.1% in the Q1 2004 Period. The increase in total other operating expenses in the Q1 2005 Period was primarily attributable to incremental costs associated with the inclusion of the fiscal 2004 acquisitions and increases in Regal CineMedia operating expenses, largely offset by decreases in certain non-rent occupancy costs and certain other operating costs. The decrease in other operating expenses as a percentage of total revenues in the Q1 2005 Period was primarily attributable the increase in total revenues during the Q1 2005 Period.

  General and Administrative Expenses

        General and administrative expenses increased $1.5 million, or 9.6%, to $17.1 million during the Q1 2005 Period, from $15.6 million in the Q1 2004 Period. As a percentage of total revenues, general and administrative expenses remained relatively consistent for the Q1 2005 Period and the Q1 2004 Period. The increase in general and administrative expenses during the Q1 2005 Period was primarily attributable to increases in legal and professional fees, of which approximately $1.0 million related to expenses in connection with the National CineMedia transaction.

  Depreciation and Amortization

        Depreciation and amortization increased $5.0 million, or 11.6%, to $48.2 million in the Q1 2005 Period, from $43.2 million in the Q1 2004 Period. The increase during the Q1 2005 Period in depreciation and amortization is primarily due to the inclusion of the fiscal 2004 acquisitions and a $0.9 million increase in Regal CineMedia depreciation expense.

  Income from Operations

        Income from operations totaled approximately $49.5 million for the Q1 2005 Period, which represents a decrease of $12.1 million, or 19.6% from $61.6 million in the Q1 2004 Period. The decrease in income from operations during the Q1 2005 Period is primarily attributable to increases in certain operating expense items such as film rental and advertising, a net loss on the disposal and impairment of operating assets and the non-recurring gain on lawsuit settlement recorded in the Q1 2004 Period, partially offset by the inclusion of the results of operations of the fiscal 2004 acquisitions and certain realized benefits associated with the integration of such acquisitions.

  Interest Expense

        Net interest expense increased $8.7 million, or 45.3%, to $27.9 million in the Q1 2005 Period, from $19.2 million in the Q1 2004 Period. The increase in interest expense in the Q1 2005 Period is principally due to higher outstanding indebtedness as a result of the financing arrangements entered into for the payment of our July 2004 extraordinary dividend consummated in the second quarter of 2004 described further in Notes 1 and 7 to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Income Taxes

        The provision for income taxes of $8.5 million and $15.1 million for the Q1 2005 Period and the Q1 2004 Period reflect effective tax rates of approximately 39.4% and 39.8%, respectively. The effective tax rates for the Q1 2005 Period and the Q1 2004 Period reflect the impact of certain non-deductible expenses.

  Net Income

        Net income totaled $13.1 million for the Q1 2005 Period, which represents a decrease of $9.7 million, or 42.5%, from $22.8 million in the Q1 2004 Period. The decrease in net income for the Q1 2005 Period is attributable to the decrease in income from operations, increases in interest expense, partially offset by a related decrease in income taxes, as discussed above.

  EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $97.7 million, or 16.9% of total revenues, for the Q1 2005 Period and approximately $100.3 million, or 18.6% of total revenues for the Q1 2004 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows:

	Quarter ended March 31, 2005	Quarter ended April 1, 2004
	(in millions)
Net income	$13.1	$22.8
Interest expense, net	27.9	19.2
Provision for income taxes	8.5	15.1
Depreciation and amortization	48.2	43.2

Total EBITDA	97.7	100.3

EBITDA—Theatre Group, net of inter-company eliminations	91.8	89.7
EBITDA—RCM	5.9	10.6

Total EBITDA	97.7	100.3
Interest expense, net	(27.9)	(19.2)
Provision for income taxes	(8.5)	(15.1)
Deferred income taxes	(1.5)	0.1
Changes in operating assets and liabilities	(37.0)	(41.9)
Other items, net	4.4	1.4

Net cash provided by operating activities	$27.2	$25.6

  Cash Flows

        The following table summarizes certain cash flow data for the Q1 2005 Period and the Q1 2004 Period (in millions):

	Q1 2005 Period	Q1 2004 Period
Net cash provided by operating activities	$27.2	$25.6
Net cash provided by (used in) investing activities	(29.8)	0.4
Net cash used in financing activities	(49.8)	(28.8)

Net decrease in cash and cash equivalents	$(52.4)	$(2.8)

  Q1 2005 Period Compared to Q1 2004 Period

        Cash flows generated from operating activities were approximately $27.2 million for the Q1 2005 Period compared to approximately $25.6 million for the Q1 2004 Period. A net increase of $6.4 million in adjustments (primarily depreciation and amortization expense) to reconcile net income to cash provided by operating activities and a $4.9 million increase in the changes in operating assets and liabilities, partially offset by a $9.7 million decrease in net income contributed to the overall increase in net cash provided by operating activities. The increase in depreciation and amortization expense was primarily related to increases in Regal CineMedia and the effect of the inclusion of the fiscal 2004 acquisitions for the entire Q1 2005 Period. Since the fiscal 2004 acquisitions were consummated subsequent to the Q1 2004 Period, the effects of such acquisitions were not included in the Q1 2004 Period. The net increase in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, increases in deferred revenues and decreases in trade and other receivables, partially offset by an increase in prepaid expenses and other and the timing of income tax payments.

        Cash flows used in investing activities totaled approximately $29.8 million for the Q1 2005 Period compared to cash flows provided by investing activities of approximately $0.4 million for the Q1 2004 Period. Contributing to the increase in cash flows used in investing activities was a $13.0 million increase in capital expenditures during the Q1 2005 Period, which is primarily attributable to the timing of certain capital projects during the Q1 2005 Period. In addition, the Company had fewer proceeds from the disposition of assets during the Q1 2005 Period as compared the Q1 2004 Period. During the Q1 2004 Period, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres for total sale proceeds of approximately $11.5 million.

        Cash flows used in financing activities were approximately $49.8 million for the Q1 2005 Period compared to cash flows used in financing activities of approximately $28.8 million for the Q1 2004 Period. The net increase in cash flows used in financing activities during the Q1 2005 Period is primarily attributable to increases in the Q1 2005 Period dividend payment coupled with fewer proceeds from stock option exercises.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend. The principal sources of liquidity are cash generated from operations, cash on hand and the Revolving Facility provided for under Regal Cinemas' Senior Credit Facility (the "Revolving Facility"). Under the terms of the Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem its Convertible Senior Notes.

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

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, development of the digital content network, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of approximately $150 million to $165 million in fiscal 2005, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $10 million to $12 million in connection with Regal CineMedia during fiscal 2005. Regal CineMedia capital expenditures will be made in connection with the deployment of the digital content network to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Q1 2005 Period, we invested approximately $30.7 million in capital expenditures, at which approximately $3.8 million related to Regal CineMedia.

        For a discussion of the series of significant financing transactions which have occurred through December 30, 2004, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" contained in Part II, Item 8 of our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 30, 2004.

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company to be known as National CineMedia, LLC. The new company will focus on the marketing and sale of cinema advertising and promotions products, business communications and training services, and the distribution of digital alternative content. National CineMedia will provide advertising and event services to Regal's and AMC's theatres, respectively. As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH, and NCN, respectively. The assets contributed to National CineMedia by RCM include fixed assets and agreements and, subject to obtaining relevant consents, additional agreements, as well as approximately $1.3 million in cash. The assets contributed to National CineMedia by NCN include fixed assets and, subject to obtaining relevant consents, third-party exhibitor service agreements. As a result of the respective contributions by RCM and NCN, RCH initially owns 63% of the Class A Units of National CineMedia and NCN initially owns 37% of the Class A Units of National CineMedia. As set forth in the Contribution Agreement, Regal will adopt a severance plan prior to the end of a transition period whereby Regal will compensate RCM employees that become employees of National CineMedia an aggregate amount equal to the unvested stock options that are "in-the-money" and unvested restricted stock of such employees upon expiration of the transition period.

        The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's material continued involvement in the operations of National CineMedia. As of March 31, 2005, RCH's investment in National CineMedia totaled approximately $7.4 million, representing approximately $1.3 million in cash and approximately $6.1 million (net book value) of other net assets contributed to National CineMedia by RCM. Such investment is presented as a component of "Other Non-Current Assets" on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2005. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        Regal paid one quarterly cash dividend of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 6—"Capital Stock and Stock-Based Compensation"), or approximately $43.6 million in the aggregate, during the quarter ended March 31, 2005. On April 28, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, including outstanding restricted stock, payable on June 16, 2005, to stockholders of record on June 8, 2005. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of March 31, 2005, we had approximately $1,583.9 million outstanding under the Regal Cinemas term loan facility under the Senior Credit Facility (the "Term Facility") and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of March 31, 2005, Regal Cinemas had approximately $98.6 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.4 million was outstanding as of March 31, 2005), which reduces availability under the Revolving Facility.

        On April 27, 2005, the Company entered into an agreement with Eastern Federal Corporation to acquire a total of 22 theatres and 238 screens in Florida, North Carolina and South Carolina for a total cash purchase price of approximately $127.6 million. Consummation of the acquisition is subject to customary closing conditions and is expected to be completed by the end of the Company's third quarter of 2005.

        On March 1, 2005, the Company announced that it had entered into an agreement with R/C Theatres to acquire seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia. The Company consummated the transaction on April 28, 2005. The total cash purchase price for the acquisition totaled approximately $31.0 million, subject to post-closing adjustments.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of December 30, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004. As of March 31, 2005, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein. As of March 31, 2005, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Notes 9 and 11 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Facility provides for variable rate interest that could be adversely affected by an increase in interest rates. As of March 31, 2005, borrowings of approximately $1,583.9 million under the Term Facility were outstanding. Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate and the Federal Funds Effective Rate plus 0.5%. The borrowings outstanding under the Term Facility bore interest of approximately 4.6% as of March 31, 2005.

        As described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility during the year ended December 30, 2004. A one-half percent rise in the interest rate on the Company's unhedged variable rate indebtedness (approximately $783.9 million at March 31, 2005), would have increased reported interest expense by approximately $1.0 million for the quarter ended March 31, 2005.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Commitments and Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K filed on April 4, 2005 (Commission File No 001-08747), and incorporated herein by reference)
10.2	Summary of Director Compensation Agreements
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: May 10, 2005	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: May 10, 2005	By:	/s/ KURT C. HALL Kurt C. Hall Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: May 10, 2005	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP
Exhibit Index

Exhibit No.	Exhibit Description
10.1	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K filed on April 4, 2005 (Commission File No 001-08747), and incorporated herein by reference)
10.2	Summary of Director Compensation Agreements
31.1	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer of Regal
31.3	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications