Form 10-Q
period 2005-06-30
REGAL ENTERTAINMENT GROUP
filed 2005-08-09
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

Commission file number 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (Internal Revenue Service Employer Identification Number)
7132 Regal Lane Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)
Registrant's Telephone Number, Including Area Code: 865/922-1123

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

        Class A Common Stock—61,601,582 shares outstanding at August 5, 2005

        Class B Common Stock—85,436,967 shares outstanding at August 5, 2005

TABLE OF CONTENTS

        `

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 30, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178.0	$243.9
Trade and other receivables, net	43.3	49.2
Inventories	8.5	7.7
Prepaid expenses and other current assets	11.8	7.4
Assets held for sale	6.6	7.8
Deferred income tax asset	0.9	5.1

TOTAL CURRENT ASSETS	249.1	321.1
PROPERTY AND EQUIPMENT:
Land	110.2	114.4
Buildings, leasehold improvements and equipment	2,338.1	2,251.6
Construction in progress	22.4	25.7

Total property and equipment	2,470.7	2,391.7
Accumulated depreciation and amortization	(533.0)	(457.0)

Total property and equipment, net	1,937.7	1,934.7
GOODWILL	214.4	213.6
DEFERRED INCOME TAX ASSET	22.7	18.3
OTHER NON-CURRENT ASSETS	46.1	54.7

TOTAL ASSETS	$2,470.0	$2,542.4

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.4	$260.2
Accounts payable	161.6	182.7
Accrued expenses	40.1	55.6
Income taxes payable	55.8	56.2
Deferred revenue	96.5	88.3
Bankruptcy claims and liabilities	1.1	1.2

TOTAL CURRENT LIABILITIES	615.5	644.2
LONG-TERM DEBT	1,618.7	1,631.0
LEASE FINANCING ARRANGEMENTS	89.6	91.1
CAPITAL LEASE OBLIGATIONS	23.1	23.5
OTHER NON-CURRENT LIABILITIES	76.6	81.6

TOTAL LIABILITIES	2,423.5	2,471.4
MINORITY INTEREST	1.9	2.0
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 61,278,780 and 57,243,808 shares issued and outstanding at June 30, 2005 and December 30, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,436,967 shares issued and outstanding	0.1	0.1
Preferred stock, $0.001 par value; none issued and outstanding	—	—
Additional paid-in capital	14.4	59.1
Retained earnings	36.6	23.2
Unamortized deferred stock compensation	(7.3)	(8.4)
Accumulated other comprehensive income (loss), net	0.8	(5.0)

TOTAL STOCKHOLDERS' EQUITY	44.6	69.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,470.0	$2,542.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended June 30, 2005	Quarter Ended July 1, 2004	Two Quarters Ended June 30, 2005	Two Quarters Ended July 1, 2004
REVENUES:
Admissions	$419.7	$450.2	$808.5	$819.1
Concessions	171.6	179.3	321.2	316.0
Other operating revenue	51.8	43.6	90.4	78.5

TOTAL REVENUE	643.1	673.1	1,220.1	1,213.6
OPERATING EXPENSES:
Film rental and advertising costs	234.2	243.7	433.1	424.9
Cost of concessions	25.0	26.4	47.4	46.6
Rent expense	76.8	70.3	151.3	139.1
Other operating expenses	166.8	160.1	328.6	317.5
General and administrative expenses	14.4	16.7	31.5	32.3
Depreciation and amortization	48.9	43.3	97.1	86.5
Merger and restructuring expenses and amortization of deferred stock compensation	1.5	1.6	3.2	3.4
Net loss (gain) on disposal and impairment of operating assets	1.3	(2.9)	4.2	(4.0)
Equity in earnings of joint venture including former employee compensation	2.5	—	2.5	—
Gain on lawsuit settlement	—	—	—	(8.2)

TOTAL OPERATING EXPENSES	571.4	559.2	1,098.9	1,038.1

INCOME FROM OPERATIONS	71.7	113.9	121.2	175.5
OTHER EXPENSE (INCOME):
Interest expense, net	28.3	21.4	56.2	40.6
Minority interest in earnings of consolidated subsidiaries	(0.1)	(0.2)	(0.1)	0.9
Loss on extinguishment of debt	—	76.0	—	76.0
Other, net	—	3.2	—	6.6

TOTAL OTHER EXPENSE, NET	28.2	100.4	56.1	124.1

INCOME BEFORE INCOME TAXES	43.5	13.5	65.1	51.4
PROVISION FOR INCOME TAXES	17.1	6.1	25.6	21.2

NET INCOME	$26.4	$7.4	$39.5	$30.2

EARNINGS PER SHARE:
Basic	$0.18	$0.05	$0.27	$0.21
Diluted	$0.17	$0.05	$0.26	$0.21
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	145,955	143,466	145,486	142,852
Diluted	154,976	147,500	154,333	146,580

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended June 30, 2005	Two Quarters Ended July 1, 2004
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39.5	$30.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97.1	86.5
Amortization of deferred stock compensation	2.8	2.8
Minority interest in earnings of consolidated subsidiaries	(0.1)	0.9
Deferred income tax expense (benefit)	(3.8)	0.8
Net loss (gain) on disposal and impairment of operating assets	4.2	(4.0)
Equity in earnings of joint venture including former employee compensation	2.5	—
Loss on extinguishment of debt	—	76.0
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	6.8	3.7
Inventories	(0.8)	(1.9)
Prepaid expenses and other current assets	(0.8)	12.8
Accounts payable	(21.0)	(41.4)
Income taxes payable	10.3	(5.8)
Accrued expenses and other liabilities	(9.7)	3.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	127.0	163.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75.3)	(46.0)
Proceeds from disposition of assets	11.8	22.6
Cash used for acquisitions, net of cash acquired	(31.7)	(26.9)
Proceeds from sale-leaseback transaction	—	11.5
Proceeds from disposition of partnership interest	—	2.8
Decrease in other assets and assets held for sale	—	(2.5)
Cash used to purchase partnership interest	—	(9.9)

NET CASH USED IN INVESTING ACTIVITIES	(95.2)	(48.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(87.5)	(769.8)
Proceeds from stock option exercises	13.8	12.6
Net payments on debt obligations	(13.9)	(565.6)
Cash used to purchase treasury shares	(10.0)	—
Payment of bankruptcy claims and liabilities	(0.1)	(2.2)
Cash used to redeem senior subordinated notes	—	(354.4)
Payment of debt acquisition costs and other	—	(18.8)
Proceeds from Regal Cinemas senior credit facility	—	1,650.0

NET CASH USED IN FINANCING ACTIVITIES	(97.7)	(48.2)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65.9)	67.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243.9	288.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178.0	$356.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$19.7	$15.3

Cash paid for interest	$76.5	$42.7

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,375 screens in 558 theatres in 40 states as of June 30, 2005. Regal CineMedia, through its investment in National CineMedia, LLC as described below, focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. As of the quarter ended March 31, 2005, we operated in two business segments: theatrical exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia, LLC described more fully below and in Note 3—"Formation of National CineMedia, LLC," the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," the established standards for reporting information about operating segments in financial statements. Accordingly, as of June 30, 2005, the Company manages its business under one reportable segment: theatre exhibition operations.

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

        On March 29, 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a new joint venture company known as National CineMedia, LLC ("National CineMedia"). National CineMedia provides advertising and event services to Regal's and AMC's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. With respect to advertising contracts entered into by National CineMedia after the close of business on March 31, 2005, AMC and Regal, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Regal CineMedia Holdings, LLC ("RCH"), a wholly owned subsidiary of RCM, owns 63% of National CineMedia as of June 30, 2005. As of June 30, 2005, RCH's investment in National CineMedia totaled approximately $6.6 million. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        On April 28, 2005, the Company acquired seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. The purchase price for the acquisition totaled approximately $31.5 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to April 28, 2005. See Note 2—"Acquisitions" for further discussion of this transaction.

        Regal paid two quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 6—"Capital Stock and Stock-Based Compensation"), or approximately $87.5 million in the aggregate, during the two quarters ended June 30, 2005.

        Net income and total comprehensive income are the same for the quarter ended July 1, 2004. Total comprehensive income for the quarter ended June 30, 2005 was $20.5 million and consists of net income of $26.4 million and approximately $5.9 million of accumulated other comprehensive loss, net of tax, related to the aggregate unrealized loss on the interest rate swap arrangements during the quarter ended June 30, 2005 as further described in Note 4—"Debt Obligations."

        The Company has prepared the unaudited condensed consolidated balance sheet as of June 30, 2005 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 30, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended June 30, 2005 are not necessarily indicative of the operating results that may be achieved for the full 2005 fiscal year.

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.     ACQUISITIONS

  Acquisition of R/C Theatres

        On April 28, 2005, the Company acquired seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres for a purchase price of approximately $31.5 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to April 28, 2005. The transaction has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition, with the remaining balance allocated to goodwill.

        The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.2
Buildings, leasehold improvements and equipment, net	31.2
Goodwill	0.4
Current liabilities	(0.3)

Total purchase price	$31.5

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

        The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.1
Land	1.0
Buildings, leasehold improvements and equipment, net	212.5
Goodwill	2.1
Other non-current assets	15.7
Current liabilities	(5.1)
Other non-current liabilities	(2.7)

Total purchase price	$223.6

3.     FORMATION OF NATIONAL CINEMEDIA, LLC

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. The new company focuses on the marketing and sale of cinema advertising and promotions products, business communications and training services, and the distribution of digital alternative content. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal's and AMC's theatres, respectively.

        As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The assets contributed to National CineMedia by NCN included fixed assets and third-party exhibitor service agreements. As of June 30, 2005, RCH owns 63% of the Class A Units of National CineMedia and NCN owns 37% of the Class A Units of National CineMedia. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's material continued involvement in the operations of National CineMedia. As of June 30, 2005, RCH's investment in National CineMedia totaled approximately $6.6 million. Such investment is presented as a component of "Other Non-Current Assets" on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2005.

        In addition, on March 29, 2005, RCM, AMC's subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, subject to a 35% administrative fee payable to National CineMedia to service such contracts. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned and the number of theatre patrons as between Regal's and AMC's theatres for any measurement period. The Company records net revenues derived from these contracts as a component of other operating revenues in the Company's financial statements. For the quarter ended June 30, 2005, the Company recorded approximately $0.9 million of equity in income of National CineMedia related to this joint venture.

        In connection with the formation of National CineMedia, on May 11, 2005, Regal Cinemas, Inc. ("RCI") adopted and approved the RCI Severance Plan For Equity Compensation (the "Severance Plan"). Participation in the Severance Plan is limited to employees of RCM, who held an unvested option to purchase shares of Regal's Class A common stock or shares of Regal's restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan (the "Incentive Plan") immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. Each employee's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. Under the terms of and subject to the conditions to the Severance Plan, each eligible employee who participates in the Severance Plan (a "Participant") is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005, will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal's Class A common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant's restricted stock would have vested in accordance with the Incentive Plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal's Class A common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

        Each Participant's cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to equal approximately $15.5 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan will be funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended June 30, 2005, the Company recorded total severance expense of approximately $3.4 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan during the quarter ended June 30, 2005.

        As part of the joint venture transaction, RCH and NCN, or their respective affiliates, entered into a number of ancillary agreements, including a Limited Liability Company Operating Agreement (the "Operating Agreement") in order to set forth their respective rights and obligations as members in connection with their interests in National CineMedia. The Operating Agreement provides that the board of directors of National CineMedia consist of seven members including three directors designated by NCN, three directors designated by RCH, and Kurt Hall, the Chairman and Chief Executive Officer of National CineMedia. The Operating Agreement also provides that all actions of National CineMedia's board of directors require the vote of six directors.

        Effective as of May 25, 2005, Kurt Hall resigned as Co-Chief Executive Officer of Regal and assumed the role of Chairman and Chief Executive Officer of National CineMedia. National CineMedia's headquarters are in Centennial, Colorado with offices in New York City, Chicago, Detroit and Los Angeles.

4.     DEBT OBLIGATIONS

        Debt obligations at June 30, 2005 and December 30, 2004 consist of the following (in millions):

	June 30, 2005	December 30, 2004
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas Senior Secured Credit Facility	1,579.9	1,591.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 11.5%, maturing in various installments through 2021	92.5	93.8
Capital lease obligations	24.1	24.5
Other	3.8	4.1

Total debt obligations	1,991.8	2,005.8
Less current portion	(260.4)	(260.2)

Total debt obligations, net of current maturities	$1,731.4	$1,745.6

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes"). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the June 30, 2005 conversion price of $15.4224 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the June 30, 2005 conversion price of $15.4224 per share, subject to further adjustments described below, if:

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

        At the June 30, 2005 conversion price of $15.4224 per share, each $1,000 of aggregate principal amount of Convertible Senior Notes are convertible into approximately 64.8408 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a June 30, 2005 price per share of $15.4224). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,561,830 shares of our Class A common stock at a June 30, 2005 exercise price of $17.7950 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $17.7950 (as of June 30, 2005). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

        On June 30, 2005, the closing sale price of our Class A common stock was $18.88, which exceeded 110% of the then June 30, 2005 conversion price of $15.4224. Accordingly, as of June 30, 2005, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.4224. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $240.0 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of June 30, 2005. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

        On March 28, 2005, one of the holders of the Convertible Senior Notes exercised its conversion right with respect to $1,000 principal amount of the notes held by it, and the Company settled the entire conversion in cash. As described in Note 7, on April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery to resolve a question that has arisen about the terminology used in the Indenture regarding the Convertible Senior Notes' conversion price adjustment mechanism. See Note 7—"Commitments and Contingencies" for further discussion of this matter.

        Interest Rate Swaps—As described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under Regal Cinemas' Fourth Amended and Restated Credit Agreement, as amended (the "Senior Credit Facility"). As of June 30, 2005, the aggregate fair value of the swaps was determined to be approximately $1.3 million, which has been recorded as a component of "Other Non-Current Assets" with a corresponding amount of approximately $0.8 million, net of tax, recorded to "Accumulated Other Comprehensive Income." The swaps exhibited no ineffectiveness for the quarter and two quarters ended June 30, 2005.

        Other Long-Term Obligations—All other long-term obligations (including the Senior Credit Facility and the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein.

5.     INCOME TAXES

        The provision for income taxes of $17.1 million and $6.1 million for the quarters ended June 30, 2005 and July 1, 2004 reflect effective tax rates of approximately 39.3% and 45.2%, respectively. The provision for income taxes of $25.6 million and $21.2 million for the two quarters ended June 30, 2005 and July 1, 2004 reflect effective tax rates of approximately 39.3% and 41.2%, respectively. The effective tax rates for the quarters and the two quarters ended June 30, 2005 and July 1, 2004 reflect the impact of certain non-deductible expenses.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 30, 2005 and December 30, 2004 totaling approximately $39.4 million as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce recorded goodwill related to such acquisitions.

        In June of 2005, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2002 and 2003 Federal income tax returns. The Company is in the process of providing information requested by the IRS with respect to such tax years. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax years under examination.

6.     CAPITAL STOCK AND STOCK-BASED COMPENSATION

  Capital Stock

        As of June 30, 2005, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of June 30, 2005, 61,278,780 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 85,436,967 shares were outstanding as of June 30, 2005, all of which are held by Anschutz Company ("Anschutz") and OCM Principal Opportunities Fund II, L.P. ("OCM") and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of June 30, 2005. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 12 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Share Repurchase Program

        During the year ended December 30, 2004, the Company's board of directors authorized a share repurchase program, which provides for the authorization to repurchase up to $50.0 million of its outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. The Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. During the quarter ended June 30, 2005, the Company repurchased 520,836 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million.

  Warrants

        Other than as disclosed in Notes 4 and 9, no warrants to acquire the Company's common stock were outstanding as of June 30, 2005.

  Restricted Stock Program

        During the first quarter of fiscal 2005, the Company implemented a restricted stock program to provide for restricted stock awards to officers and key employees. Under the restricted stock program, common stock of the Company may be granted at no cost to officers and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically four years after the award date) and as such restrictions lapse, the award immediately vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and provisions of the Incentive Plan. On February 11, 2005, 229,990 shares were granted under the restricted stock program at a share price of $19.90 per share. Unearned compensation of approximately $4.6 million (equivalent to the market value at the date of grant) was charged to stockholders' equity (along with a corresponding credit to additional paid-in capital) and will be subsequently amortized to expense over the restriction period after giving effect to forfeitures.

        In connection with the Severance Plan discussed in Note 3—"Formation of National CineMedia, LLC," Participants of the Severance Plan are entitled to $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) times the number of unvested shares of restricted stock held by such Participant on May 24, 2005. Each Participant's cash payment will vest according to the year and date on which such restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 77,020 shares of restricted stock were forfeited and unearned compensation relating to such restricted stock was reduced by approximately $1.5 million. In accordance with the terms of the Severance Plan, during the quarter ended June 30, 2005, the Company recorded approximately $0.2 million of severance expense, including payments in lieu of dividend distributions, related to these forfeited restricted shares.

        As of June 30, 2005, there were 152,470 shares of restricted stock outstanding. During the quarter ended June 30, 2005, the Company recorded compensation expense of approximately $0.1 million related to such outstanding restricted shares. Also during the quarter ended June 30, 2005, the Company paid a cash dividend of $0.30 on each share of outstanding restricted stock totaling less than $0.1 million in the aggregate.

  Other Stock-Based Compensation

        Also in connection with the Severance Plan, each Participant is, with respect to each unvested stock option held by such Participant on May 24, 2005, entitled to the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). Each Participant's cash payment will vest according to the year and date on which such unvested options held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 1.5 million unvested options were forfeited and unearned compensation relating to "in-the-money" options was reduced by approximately $1.2 million. In accordance with the terms of the Severance Plan, during the quarter ended June 30, 2005, the Company recorded approximately $3.2 million of severance expense related to these forfeited options.

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

        The Company has elected to continue accounting for its stock option grants under its Incentive Plan using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's Incentive Plan been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, the Company's reported net income and diluted earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Quarter Ended June 30, 2005	Quarter Ended July 1, 2004	Two Quarters Ended June 30, 2005	Two Quarters Ended July 1, 2004
Net income:	$26.4	$7.4	$39.5	$30.2
Less: additional stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	1.4	(0.7)	0.6	(1.4)

Pro forma net income	$27.8	$6.7	$40.1	$28.8

Basic earnings per share:
As reported	$0.18	$0.05	$0.27	$0.21
Pro forma	$0.19	$0.05	$0.28	$0.20
Diluted earnings per share:
As reported	$0.17	$0.05	$0.26	$0.21
Pro forma	$0.18	$0.05	$0.26	$0.20

  Amendment to 2002 Stock Incentive Plan

        On May 11, 2005, the stockholders of Regal approved an amendment to the Incentive Plan increasing the total number of shares of Class A common stock authorized for issuance under the plan from 16,110,241 to a total of 18,000,000 shares. As of June 30, 2005, the Company had outstanding options to purchase a total of 6,669,712 shares of Class A common stock under the Incentive Plan.

7.     COMMITMENTS AND CONTINGENCIES

  Sale-Leaseback Transactions

        The Company's sale-leaseback transactions are described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Bankruptcy Claims

        RCI has bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 30, 2005, RCI had accrued approximately $1.1 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

  Other

        RCI is a defendant in a number of claims arising from their decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. We are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation ("Loews"), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants' motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs' claims. On July 29, 2005, Regal filed a motion for summary judgement as to all counts asserted against it. The motion will most likely be decided in the first half of 2006.

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

        United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. (the "Arnold Decree"). The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        On April 11, 2000, the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy filed an action against RCI and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice ("DOJ"). The United States District Court for the District of Oregon awarded summary judgment of the plaintiff's claims in favor of our subsidiaries. The plaintiffs (other than the Oregon Paralyzed Veterans of America, which did not join the appeal) appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the lower court ruling and remanded the case to the District Court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America). The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc.

        On December 18, 2000, the United States filed an action against Hoyts in the District of Massachusetts entitled United States v. Hoyts Cinema Corporation. The complaint alleged that the seating in each of Hoyts' 26 stadium-style theaters violated the ADA because it failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theater. In March 28, 2003, Regal acquired 19 of the affected theatres from Hoyts and assumed the litigation associated therewith. On March 31, 2003, the District Court granted summary judgment to the United States finding that in order to comply with the ADA, wheelchair seats had to be placed in the stadium section, but also ruled that the only theaters that required retrofitting by placing wheelchair seating within the stadium section of the theater were those constructed or refurbished after December 18, 2000. Both Hoyts and the United States appealed the District Court's decision. On August 20, 2004, the United States Court of Appeals for the First Circuit vacated the District Court's summary judgment decision finding that the government's interpretation that the ADA requires access to the stadium portion of the theater for wheelchair-bound patrons was not controlling and remanded the case to the District Court for further proceedings.

        On June 8, 2005, Regal announced that it had reached an agreement with the DOJ resolving and dismissing the above-referenced claims brought against Regal and all claims made by the United States under the ADA. Over the next five years, the Company anticipates that it will incur capital costs to modify its theatres in accordance with the settlement arrangements (including the Arnold Decree) in the aggregate of approximately $15.0 million.

        On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery against Amaranth LLC, Amaranth Advisors, L.L.C. and Nicholas M. Maounis (collectively, "Amaranth"), individually, and as representatives of a class of all holders of the Convertible Senior Notes issued pursuant to the Indenture, dated as of May 28, 2003 (the "Indenture"), between the Company and U.S. Bank National Association (the "Trustee"). On March 21, 2005, Amaranth filed a Schedule 13G with the Securities and Exchange Commission questioning the terminology used in the Indenture for calculating the conversion price adjustment to the Convertible Senior Notes required to be made by the Company in relation to quarterly dividends paid by the Company. In addition, on March 28, 2005, Amaranth exercised its conversion rights with respect to $1,000 principal amount of its notes, which the Company settled in cash. In its complaint, the Company is seeking a declaratory judgment to resolve the question that has arisen regarding the proper calculation of the conversion price adjustments in relation to certain of the Company's quarterly dividends. In order to remedy any confusion, the Company has approved and the Company and the Trustee have executed a First Supplemental Indenture to amend the terminology in the conversion price adjustment formula. On May 17, 2005, Amaranth filed its answer and counterclaim against the Company. On June 20, 2005, the Company filed an answer to Amaranth's counterclaim.

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

8.     RELATED PARTY TRANSACTIONS

        During the quarter ended June 30, 2005, our subsidiary, Regal Cinemas, incurred approximately $0.4 million of expenses payable to an Anschutz affiliate for telecommunication services. In addition, Regal Cinemas incurred less than $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel expenses, primarily the use of an airplane.

        Regal has entered into a letter of intent with an Anschutz affiliate regarding a potential new theatre development located in Los Angeles, California. Regal contemplates funding a portion of the construction costs and entering into a long term lease agreement for the use of the theatre site. The ultimate financial terms of the potential new theatre development will be approved by those directors without an interest in the transaction.

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

	Quarter Ended June 30, 2005	Quarter Ended July 1, 2004	Two Quarters Ended June 30, 2005	Two Quarters Ended July 1, 2004
Net income	$26.4	$7.4	$39.5	$30.2
Weighted average shares outstanding (in thousands):
Basic:	145,955	143,466	145,486	142,852
Add common stock equivalents	9,021	4,034	8,847	3,728

Diluted:	154,976	147,500	154,333	146,580
Earnings per share
Basic:	$0.18	$0.05	$0.27	$0.21
Diluted	$0.17	$0.05	$0.26	$0.21

        Common stock equivalents consist principally of stock options, warrants and restricted stock. Stock options and warrants to purchase 15.2 million shares of common stock were outstanding at July 1, 2004, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive stock options, warrants or restricted stock outstanding as of June 30, 2005.

        The $240.0 million Convertible Senior Notes discussed in Note 4 allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the notes' conversion obligations consistent with Instrument C. Because the accreted value of the notes will be settled for cash upon the conversion, only the conversion spread, which will be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On June 30, 2005, the closing sale price of our Class A common stock was $18.88, which exceeded 110% of the then current conversion price of $15.4224 on the notes. Accordingly, as of June 30, 2005, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $15.4224. The average sales price of our Class A common stock was $19.94 during the quarter ended June 30, 2005. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.5 million shares in our diluted earnings per share computations for the quarter ended June 30, 2005.

        In addition, as described in Note 4, we entered into convertible note hedge and warrant transactions which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $17.7950. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The average share price of our stock was $19.94 during the quarter ended June 30, 2005. The Warrant resulted in dilution of approximately 1.5 million shares in our diluted earnings per share computations for the quarter ended June 30, 2005. If the average sales price of our Class A common stock during the period ended June 30, 2005 had been $17.7950, $20.00 or $21.00, the number of shares from the Warrant to be included in diluted earnings per share for the quarter ended June 30, 2005 would have been zero, 1.7 million and 2.4 million, respectively. As of June 30, 2005, the maximum number of shares that could potentially be included under the Warrant is 15.6 million.

        The FASB has issued an Exposure Draft entitled, "Earnings per Share, an amendment of SFAS No. 128." The Exposure Draft proposes that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the Exposure Draft ended April 13, 2004, and the effective date for the proposed Statement is expected to be finalized during the second half of 2005. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the Statement. Had the provisions of the Exposure Draft been effective for the reporting periods included herein, diluted earnings per share for the quarter ended June 30, 2005 would have been the same as the reported amount and for the two quarters ended June 30, 2005, diluted earnings per share would have been $0.01 lower than the reported amount. Diluted earnings per share for the quarter and two quarters ended July 1, 2004 would have been the same as the reported amounts. The Company is evaluating the Exposure Draft and potential alternative courses of action it might pursue, if any, with respect to the convertible notes to address the impact of the proposed literature.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

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

11.   SUBSEQUENT EVENTS

        On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, the Company's ownership interest in the Class A Units of National CineMedia was reduced to approximately 49.9%.

        On July 21, 2005, the Company completed the acquisition of 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The purchase price for the acquisition totaled approximately $125.2 million, subject to post-closing adjustments.

        On July 28, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on September 16, 2005, to stockholders of record on September 8, 2005.

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

The Company

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,375 screens in 558 theatres in 40 states as of June 30, 2005. Regal CineMedia, through its investment in National CineMedia, focuses exclusively on the expansion of ancillary businesses, such as advertising, and complementary business lines that leverage our and AMC's existing asset and customer bases. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on ancillary revenue opportunities through our investment in National CineMedia.

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

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 30, 2004). On January 29, 2002, Anschutz acquired a controlling equity interest in RCI when the Regal Cinemas, Inc. Bankrupt Entities Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 30, 2004) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in RCI for a controlling equity interest in Regal Cinemas immediately thereafter. In addition, Regal CineMedia was formed in February 2002 to focus on the development of ancillary revenues. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 30, 2004.

        The results of operations of the acquired theatre operations of R/C Theatres have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to April 28, 2005.

        As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, during the quarters ended June 30, 2005 and July 1, 2004 we reported the results of our operations under one reportable segment: theatre exhibition operations.

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. National CineMedia provides advertising and event services to Regal's and AMC's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. With respect to advertising contracts entered into by National CineMedia after the close of business on March 31, 2005, AMC and Regal, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula. As a result of the respective contributions by RCM and NCN, RCH owns 63% of National CineMedia and NCN owns the remaining 37% as of June 30, 2005. As of June 30, 2005,

RCH's investment in National CineMedia totaled approximately $6.6 million. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and "Results of Operations" below.

Results of Operations—Quarters and Two Quarters Ended June 30, 2005 and July 1, 2004

  Overview

        Based on our review of industry sources, national box office revenues were estimated to have declined considerably for the second calendar quarter of 2005 in comparison to the second calendar quarter of 2004. While we believe that the second quarter 2005 national box office revenues benefited from increased average ticket prices per patron and the solid performance of select key films, which largely contributed to an increase in average concession revenues per patron, these factors could not offset the overall decline in the second quarter 2005 national attendance and box office revenues. We believe that a combination of product timing, the relatively low quantity of pictures in wide-release and the number of unappealing films in general resulted in the lackluster second quarter 2005 box office results.

        Our total revenue for quarter ended June 30, 2005 ("Q2 2005 Period") was $643.1 million, a 4.5% decrease from total revenue of $673.1 million for the quarter ended July 1, 2004 ("Q2 2004 Period"). Our Q2 2005 Period box office results were significantly impacted by an 11.4% decline in attendance. The decline in the Q2 2005 Period attendance was partially mitigated by the inclusion of the results of operations of the 30 operating Signature Theatres acquired on September 30, 2004 and the seven theatres acquired from R/C Theatres on April 28, 2005. Since these 37 operating theatres were acquired subsequent to the Q2 2004 Period, the results of operations of such theatres were not included in the Q2 2004 Period results. Attendance from the 37 operating theatres represented approximately 5.9% of the Company's Q2 2005 Period total attendance. Excluding these recently acquired theatres, the Company's Q2 2005 Period total attendance declined by approximately 16.6%. See Note 2—"Acquisitions" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding these acquisitions. The decline in total admissions revenue for the Q2 2005 Period was partially offset by a 5.2% increase in Q2 2005 Period average ticket prices per patron. Such increase in average ticket prices was not enough to offset the Company's Q2 2005 Period attendance per screen decline of 15.9%. Notwithstanding, based on certain industry sources, on a same screen basis, the decrease in the Company's Q2 2005 Period calendar box office revenues was slightly less than the industry box office revenue decline for the comparative time period in the prior year. During the Q2 2005 Period, we also achieved growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was attributable to changes in our product mix and the family-oriented and concession-friendly film product exhibited during the Q2 2005 Period. Increases in advertising revenues and revenues from our vendor marketing programs contributed to the increase in other operating revenues for the Q2 2005 Period. Income from operations decreased 37.1% to $71.7 million for the Q2 2005 Period compared to $113.9 million in the Q2 2004 Period. Net income increased to $26.4 million in the Q2 2005 Period as compared to net income of $7.4 million in the Q2 2004 Period. Earnings per diluted share increased to $0.17 for the Q2 2005 Period compared to $0.05 during the Q2 2004 Period. EBITDA was $120.7 million for the Q2 2005 Period, an increase of 54.3% from $78.2 million in the Q2 2004 Period and represented an EBITDA margin of 18.8%. The decline in income from operations is primarily attributable to the decline in attendance during the Q2 2005 Period coupled with the increases in certain operating expenses incurred during the Q2 2005 Period, as described more fully below. The increase in net income, diluted earnings per share, EBITDA and

EBITDA margin during the Q2 2005 Period is primarily attributable to a loss on extinguishment of debt of $76.0 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004, partially offset by the factors discussed above. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        Our total revenue for the two quarters ended June 30, 2005 ("Fiscal 2005 Period") was $1,220.1 million, a 0.5% increase over total revenue of $1,213.6 million for the two quarters ended July 1, 2004 ("Fiscal 2004 Period"). Our Fiscal 2005 Period box office results were unfavorably impacted by a 5.2% decline in attendance. The decline in the Fiscal 2005 Period attendance was partially mitigated by the inclusion of the results of operations of the 30 operating Signature Theatres acquired on September 30, 2004 and the seven theatres acquired from R/C Theatres on April 28, 2005 and to a lesser extent, the solid performance of key films released during 2005. Attendance from these 37 recently acquired theatres represented approximately 5.4% of the Company's Fiscal 2005 Period total attendance. Excluding the impact of these theatres, the Company's Fiscal 2005 Period total attendance declined by approximately 10.4%. The decline in total admissions revenue for the Fiscal 2005 Period was partially offset by a 4.2% increase in Fiscal 2005 Period average ticket prices per patron. The increase in average ticket prices was not enough to offset the Company's Fiscal 2005 Period attendance per screen decline of 10.0%. Although, based on certain industry sources, on a same screen basis, the decrease in the Company's Fiscal 2005 Period calendar box office revenue was slightly less than industry box office revenue decline for the comparative time period in the prior year. During the Fiscal 2005 Period, we also achieved growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was attributable to changes in our product mix and the family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period. Increases in advertising revenues and revenues from our vendor marketing programs contributed to the increase in other operating revenues for the Fiscal 2005 Period. Income from operations decreased 30.9% to $121.2 million for the Fiscal 2005 Period compared to $175.5 million in the Fiscal 2004 Period. Net income increased to $39.5 million in the Fiscal 2005 Period as compared to net income of $30.2 million in the Fiscal 2004 Period. Earnings per diluted share increased to $0.26 for the Fiscal 2005 Period compared to $0.21 during the Fiscal 2004 Period. EBITDA was $218.4 million for the Fiscal 2005 Period, an increase of 22.4% from $178.5 million in the Fiscal 2004 Period and represented an EBITDA margin of 17.9%. The decline in income from operations is primarily attributable to the decline in attendance during the Fiscal 2005 Period coupled with the increases in certain operating expenses incurred during the Fiscal 2005 Period, as described more fully below. The increase in net income, diluted earnings per share, EBITDA and EBITDA margin during the Fiscal 2005 Period is primarily attributable to a loss on extinguishment of debt of $76.0 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004, partially offset by the factors discussed above. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        During the Q2 2005 Period and the Fiscal 2005 Period, we made significant progress with our strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2005 Period totaled approximately $87.5 million.

  •
  During 2004, we instituted a share repurchase program, which provides for the authorization to repurchase up to $50.0 million of our outstanding Class A common stock. During the Q2 2005 Period, the Company repurchased 520,836 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million.

  •
  On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement. Our investment in National CineMedia contributed incremental revenue and EBITDA for the Q2 2005 Period and Fiscal 2005 Period.

  •
  On April 28, 2005, the Company consummated the acquisition of R/C Theatres, consisting of seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia for a purchase price of $31.5 million, subject to post-closing adjustments.

  •
  In addition to the acquisition of R/C Theatres, we opened five theatres with 78 screens, closed seven theaters with 48 screens and added five screens at an existing theatre, ending the Q2 2005 Period with 558 theaters and 6,375 screens.

        Subsequent to the Q2 2005 Period, on July 21, 2005, the Company consummated the acquisition of 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The purchase price for the acquisition totaled approximately $125.2 million, subject to post-closing adjustments.

        The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q2 2005 Period, the

Q2 2004 Period, the Fiscal 2005 Period and the Fiscal 2004 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q2 2005 Period		Q2 2004 Period		Fiscal 2005 Period		Fiscal 2004 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$419.7	65.3%	$450.2	66.9%	$808.5	66.3%	$819.1	67.5
Concessions	171.6	26.7	179.3	26.6	321.2	26.3	316.0	26.0
Other operating revenues	51.8	8.0	43.6	6.5	90.4	7.4	78.5	6.5

Total revenue	643.1	100.0	673.1	100.0	1,220.1	100.0	1,213.6	100.0
Operating expenses:
Film rental and advertising costs(1)	234.2	55.8	243.7	54.1	433.1	53.6	424.9	51.9
Cost of concessions(2)	25.0	14.6	26.4	14.7	47.4	14.8	46.6	14.7
Rent expense(3)	76.8	11.9	70.3	10.4	151.3	12.4	139.1	11.5
Other operating expense(3)	166.8	25.9	160.1	23.8	328.6	26.9	317.5	26.2
General and administrative expenses(3)	14.4	2.2	16.7	2.5	31.5	2.6	32.3	2.7
Depreciation and amortization(3)	48.9	7.6	43.3	6.4	97.1	8.0	86.5	7.1
Merger and restructuring expenses and amortization of deferred stock compensation(3)	1.5	0.2	1.6	0.2	3.2	0.3	3.4	0.3
Net loss (gain) on disposal and impairment of operating assets(3)	1.3	0.2	(2.9)	(0.4)	4.2	0.3	(4.0)	(0.3)
Equity in earnings of joint venture including former employee compensation (3)	2.5	0.4	—	—	2.5	0.2	—	—
Gain on lawsuit settlement(3)	—	—	—	—	—	—	(8.2)	(0.7)

Total operating expenses(3)	571.4	88.9	559.2	83.1	1,098.9	90.1	1,038.1	85.5

Income from operations(3)	71.7	11.1	113.9	16.9	121.2	9.9	175.5	14.5
Interest expense, net(3)	28.3	4.4	21.4	3.2	56.2	4.6	40.6	3.3
Provision for income taxes(3)	17.1	2.7	6.1	0.9	25.6	2.1	21.2	1.7
Net income(3)	26.4	4.1	7.4	1.1	39.5	3.2	30.2	2.5
EBITDA(3),(6)	$120.7	18.8%	$78.2	11.6%	$218.4	17.9%	$178.5	14.7%
Attendance	61.2	*	69.1	*	119.8	*	126.4	*
Average ticket price(4)	$6.86	*	$6.52	*	$6.75	*	$6.48	*
Average concession per patron(5)	$2.80	*	$2.60	*	$2.68	*	$2.50	*

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

  Admissions

        Total admissions revenues decreased $30.5 million, or 6.8%, to $419.7 million for the Q2 2005 Period, from $450.2 million for the Q2 2004 Period. Total admissions revenues decreased $10.6 million, or 1.3%, to $808.5 million for the Fiscal 2005 Period, from $819.1 million for the Fiscal 2004 Period. The Q2 Period and Fiscal 2005 Period total admissions revenues were unfavorably impacted by decreases in attendance of approximately 11.4% and 5.2%, respectively. The decreases in attendance were partially mitigated by the inclusion of the results of operations of the 30 operating Signature Theatres acquired on September 30, 2004 and the seven theatres acquired from R/C Theatres on April 28, 2005 and to a lesser extent, the solid performance of key films released during 2005. Since these 37 operating theatres were acquired subsequent to the Fiscal 2004 Period, the results of operations of such theatres were not included in the Fiscal 2004 Period results. Attendance from these 37 theatres represented approximately 5.9% and 5.4% of the Company's Q2 2005 Period and Fiscal 2005 Period total attendance, respectively. Excluding the impact of the 37 acquired theatres, the Company's Q2 2005 Period and Fiscal 2005 Period total attendance declined by approximately 16.6% and 10.4%, respectively. See Note 2—"Acquisitions" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding these acquisitions. The decline in total admissions revenue for the Q2 2005 Period and Fiscal 2005 Period was partially offset by a 5.2% increase in the Q2 2005 Period average ticket price and a 4.2% increase in the average ticket price for the Fiscal 2005 Period. Such increases in the average ticket prices per patron for the Q2 2005 Period and the Fiscal 2005 Period were not enough to offset the Company's Q2 2005 Period and Fiscal 2005 Period attendance per screen declines of 15.9% and 10.0%, respectively. Notwithstanding, based on certain industry sources, on a same screen basis, the decreases in the Company's Q2 2005 Period and Fiscal 2005 Period calendar box office revenues were slightly less than the industry box office revenue declines for the comparative time periods in the prior year.

  Concessions

        Total concessions revenues decreased $7.7 million, or 4.3%, to $171.6 million for the Q2 2005 Period, from $179.3 million for the Q2 2004 Period. Total concessions revenues increased $5.2 million, or 1.6%, to $321.2 million for the Fiscal 2005 Period, from $316.0 million for the Fiscal 2004 Period. The decrease in concessions revenues in the Q2 2005 Period compared to the Q2 2004 Period was due to an 11.4% decrease in attendance, partially offset by a 7.7% increase in average concessions per patron. The increase in concessions revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was due to a 7.2% increase in average concessions per patron, partially offset by a 5.2% decrease in attendance. The net increase in the Q2 2005 Period and Fiscal 2005 Period average concessions per patron is primarily attributable to changes in our product mix and the family-oriented and concession-friendly film product exhibited during the Q2 2005 Period and Fiscal 2005 Period.

  Other Operating Revenues

        Total other operating revenues increased $8.2 million, or 18.8%, to $51.8 million for the Q2 2005 Period, from $43.6 million for the Q2 2004 Period. Total other operating revenues increased $11.9 million, or 15.2%, to $90.4 million for the Fiscal 2005 Period, from $78.5 million for the Fiscal 2004 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia and the activities of the National CineMedia joint venture, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increases in advertising revenues, increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the theatres purchased in the Signature and R/C Theatre acquisitions.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues increased to 55.8% in the Q2 2005 Period as compared to 54.1% in the Q2 2004 Period. During the Fiscal 2005 Period, film rental and advertising costs as a percentage of admissions revenues increased to 53.6% as compared to 51.9% in the Fiscal 2004 Period. The increases in film rental and advertising costs during the Q2 2005 Period and Fiscal 2005 Period as a percentage of box office revenues is a result of film product mix and higher film rental cost associated with certain 2005 films such as Star Wars: Episode III—Revenge of the Sith.

  Cost of Concessions

        Cost of concessions as a percentage of concessions revenues decreased to 14.6% in the Q2 2005 Period as compared to 14.7% in the Q2 2004 Period. During the Fiscal 2005 Period, cost of concessions as a percentage of concessions revenues increased to 14.8% in the Fiscal 2005 Period as compared to 14.7% in the Fiscal 2004 Period. The changes in the cost of concessions and costs of concessions as a percentage of concession revenues during the Q2 2005 Period and Fiscal 2005 Period is primarily attributable to the mix of concession product.

  Rent Expense

        Rent expense increased $6.5 million or 9.2% to $76.8 million in the Q2 2005 Period, from $70.3 million in Q2 2004 Period. Rent expense increased $12.2 million or 8.8% to $151.3 million in the Fiscal 2005 Period, from $139.1 million in Fiscal 2004 Period. Rent expense as a percentage of total revenues increased to 11.9% in the Q2 2005 Period from 10.4% in the Q2 2005 Period and to 12.4% in the Fiscal 2005 Period from 11.5% in the Fiscal 2004. The increases in rent expense in the Q2 2005 Period and Fiscal 2005 Period was primarily attributable to incremental rent from the inclusion of the theatres purchased in the Signature and R/C Theatre acquisitions.

  Other Operating Expenses

        For the Q2 2005 Period, other operating expenses increased $6.7 million, or 4.2%, to $166.8 million, from $160.1 million in the Q2 2004 Period. Other operating expenses as a percentage of total revenues increased to 25.9% in the Q2 2005 Period as compared to 23.8% in the Q2 2004 Period. For the Fiscal 2005 Period, other operating expenses increased $11.1 million, or 3.5%, to $328.6 million, from $317.5 million in the Fiscal 2004 Period. Other operating expenses as a percentage of total revenues increased to 26.9% in the Fiscal 2005 Period as compared to 26.2% in the Fiscal 2004 Period. The increase in total other operating expenses in the Q2 2005 Period and Fiscal 2005 Period was primarily attributable to added costs associated with the inclusion of the theatres purchased in the Signature and R/C Theatres acquisitions coupled with incremental costs associated with National CineMedia joint venture arrangement, partially offset by decreases in certain non-rent occupancy costs and certain other operating costs. The increase in other operating expenses as a percentage of total revenues in the Q2 2005 Period and Fiscal 2005 Period is primarily attributable to the fixed nature of various theatre operating expenses, coupled with the aforementioned incremental expenses associated with the National CineMedia joint venture.

  General and Administrative Expenses

        General and administrative expenses decreased $2.3 million, or 13.8%, to $14.4 million during the Q2 2005 Period, from $16.7 million in the Q2 2004 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.2% during the Q2 2005 Period from 2.5% in the Q2 2004 Period. General and administrative expenses decreased $0.8 million, or 2.5%, to $31.5 million during the Fiscal 2005 Period, from $32.3 million in the Fiscal 2004 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.6% during the Fiscal 2005 Period from 2.7% in the Fiscal 2004 Period. The decrease in general and administrative expenses during the Q2 2005 Period and Fiscal 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by increases in legal and professional fees, of which approximately $1.0 million related to expenses in connection with the National CineMedia transaction.

  Depreciation and Amortization

        Depreciation and amortization increased $5.6 million, or 12.9%, to $48.9 million in the Q2 2005 Period, from $43.3 million in the Q2 2004 Period. Depreciation and amortization increased $10.6 million, or 12.3%, to $97.1 million in the Fiscal 2005 Period, from $86.5 million in the Fiscal 2004 Period. The increase in depreciation and amortization during the Q2 2005 Period and Fiscal 2005 Period is primarily due to incremental depreciation and amortization from the inclusion of the theatres purchased in the Signature and R/C Theatre acquisitions.

  Income from Operations

        Income from operations totaled approximately $71.7 million for the Q2 2005 Period, which represents a decrease of $42.2 million or 37.1% from $113.9 million in the Q2 2004 Period. Income from operations totaled approximately $121.2 million for the Fiscal 2005 Period, which represents a decrease of $54.3 million or 30.9% from $175.5 million in the Fiscal 2004 Period. The decrease in income from operations during the Q2 2005 Period and Fiscal 2005 Period is primarily attributable to reduction in admission revenues discussed above, increases in certain operating expense items such as rent, depreciation and amortization and a net loss on the disposal and impairment of operating assets and the non-recurring gain on lawsuit settlement recorded in the Q1 2004 Period, partially offset by incremental advertising revenues and the inclusion of the results of operations of the theatres purchased in the Signature and R/C acquisitions, including certain realized benefits associated with the integration of such acquisitions.

  Interest Expense

        Net interest expense increased $6.9 million, or 32.2%, to $28.3 million in the Q2 2005 Period, from $21.4 million in the Q2 2004 Period. Net interest expense increased $15.6 million, or 38.4%, to $56.2 million in the Fiscal 2005 Period, from $40.6 million in the Fiscal 2004 Period. The increase in interest expense in the Q2 2005 Period and Fiscal 2005 Period is principally due to higher outstanding indebtedness as a result of the financing arrangements entered into for the payment of our July 2004 extraordinary dividend consummated in the Q2 2004 Period described further in Notes 1 and 7 to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Income Taxes

        The provision for income taxes of $17.1 million and $6.1 million for the Q2 2005 Period and the Q2 2004 Period reflect effective tax rates of approximately 39.3% and 45.2%, respectively. The provision for income taxes of $25.6 million and $21.2 million for the Fiscal 2005 Period and Fiscal 2004 Period reflect effective tax rates of approximately 39.3% and 41.2%, respectively. The effective tax rates for all periods reflect the impact of certain non-deductible expenses.

        In June of 2005, the Company was notified that the IRS would examine its 2002 and 2003 Federal income tax returns. The Company is in the process of providing information requested by the IRS with respect to such tax years. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax years under examination.

  Net Income

        Net income totaled $26.4 million for the Q2 2005 Period, which represents an increase of $19.0 million from $7.4 million in the Q2 2004 Period. Net income totaled $39.5 million for the Fiscal 2005 Period, which represents an increase of $9.3 million, or 30.8% from $30.2 million in the Fiscal 2004 Period. The increase in net income for the Q2 2005 Period and Fiscal 2005 Period is primarily attributable a loss on extinguishment of debt of $76.0 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004, partially offset by the factors discussed above.

  EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $120.7 million, or 18.8% of total revenues, for the Q2 2005 Period and approximately $78.2 million, or 11.6% of total revenues for the Q2 2004 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows:

	Quarter ended June 30, 2005	Quarter ended July 1, 2004	Two Quarters ended June 30, 2005	Two Quarters ended July 1, 2004
	(in millions)
Net income	$26.4	$7.4	$39.5	$30.2
Interest expense, net	28.3	21.4	56.2	40.6
Provision for income taxes	17.1	6.1	25.6	21.2
Depreciation and amortization	48.9	43.3	97.1	86.5

EBITDA	120.7	78.2	218.4	178.5
Interest expense, net	(28.3)	(21.4)	(56.2)	(40.6)
Provision for income taxes	(17.1)	(6.1)	(25.6)	(21.2)
Deferred income taxes	(2.3)	0.7	(3.8)	0.8
Changes in operating assets and liabilities	21.8	12.6	(15.2)	(29.3)
Loss on debt extinguishment	—	76.0	—	76.0
Other items, net	5.0	(1.7)	9.4	(0.3)

Net cash provided by operating activities	$99.8	$138.3	$127.0	$163.9

  Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2005 Period and the Fiscal 2004 Period (in millions):

	Fiscal 2005 Period	Fiscal 2004 Period
Net cash provided by operating activities	$127.0	$163.9
Net cash used in investing activities	(95.2)	(48.4)
Net cash used in financing activities	(97.7)	(48.2)

Net increase (decrease) in cash and cash equivalents	$(65.9)	$67.3

  Fiscal 2005 Period Compared to Fiscal 2004 Period

        Cash flows generated from operating activities were approximately $127.0 million for the Fiscal 2005 Period compared to approximately $163.9 million for the Fiscal 2004 Period. The overall decrease in cash flows from operating activities is primarily attributable to the decline in Fiscal 2005 Period income from operations. The decrease in income from operations during the Fiscal 2005 Period is primarily attributable to reduction in admission revenues discussed above, increases in certain operating expense items, partially offset by incremental advertising revenues and the inclusion of the results of operations of theatres purchased in the Signature and R/C acquisitions. Approximately $60.3 million in adjustments (primarily loss on extinguishment of debt, partially offset by incremental depreciation and amortization expense) to reconcile net income to cash provided by operating activities, partially offset by a $14.1 million increase in the changes in operating assets and liabilities and an $9.3 million increase in net income contributed to the net decrease in net cash provided by operating activities. The net increase in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, increases in deferred revenues and decreases in trade and other receivables and the timing of income tax payments, partially offset by an increase in prepaid expenses and other.

        Cash flows used in investing activities totaled approximately $95.2 million for the Fiscal 2005 Period compared to cash flows used in investing activities of approximately $48.4 million for the Fiscal 2004 Period. Contributing to the increase in cash flows used in investing activities was a $29.3 million increase in capital expenditures during the Fiscal 2005 Period, which is primarily attributable to the timing of certain capital projects during the Fiscal 2005 Period. In addition, the Company had fewer proceeds from the disposition of assets during the Fiscal 2005 Period as compared the Fiscal 2004 Period.

        Cash flows used in financing activities were approximately $97.7 million for the Fiscal 2005 Period compared to cash flows used in financing activities of approximately $48.2 million for the Fiscal 2004 Period. The net increase in cash flows used in financing activities during the Fiscal 2005 Period is primarily attributable to increases in the Fiscal 2005 Period quarterly dividend payments and the Fiscal 2005 Period $10.0 million aggregate purchase of treasury shares.

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

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, development of the digital content network, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of approximately $150.0 million to $165.0 million in fiscal 2005, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $10.0 million to $12.0 million in connection with the deployment of the digital content network to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Fiscal 2005 Period, we invested approximately $75.3 million in capital expenditures.

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

        As described in Note 3—"Formation of National CineMedia, LLC," on March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. The new company focuses on the marketing and sale of cinema advertising and promotions products, business communications and training services, and the distribution of digital alternative content. National CineMedia provides advertising and event services to Regal's and AMC's theatres, respectively. As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH, and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements and, subject to obtaining relevant consents, additional agreements, as well as approximately $1.3 million in cash. The assets contributed to National CineMedia by NCN included fixed assets and, subject to obtaining relevant consents, third-party exhibitor service agreements. As of June 30, 2005, RCH owns 63% of the Class A Units of National CineMedia and NCN owns 37% of the Class A Units of National CineMedia. As of June 30, 2005, RCH's investment in National CineMedia totaled approximately $6.6 million.

        In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the Severance Plan. Each Participant's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. Under the terms of and subject to the conditions to the Severance Plan, each Participant is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005 will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal's Class A common stock times the number of shares of such restricted stock. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to equal approximately $15.5 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan will be funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended June 30, 2005, the Company recorded total severance expense of approximately $3.4 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan during the quarter ended June 30, 2005. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        On April 28, 2005, the Company acquired seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. The purchase price for the acquisition totaled approximately $31.5 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to April 28, 2005. See Note 2—"Acquisitions" for further discussion of this transaction.

        On July 21, 2005, the Company completed the acquisition of 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The purchase price for the acquisition totaled approximately $125.2 million, subject to post-closing adjustments.

        Regal paid two quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 6—"Capital Stock and Stock-Based Compensation"), or approximately $87.5 million in the aggregate, during the two quarters ended June 30, 2005. On July 28, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, including outstanding restricted stock, payable on September 16, 2005, to stockholders of record on September 8, 2005. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of June 30, 2005, we had approximately $1,579.9 million outstanding under the Regal Cinemas term loan facility under the Senior Credit Facility (the "Term Facility") and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of June 30, 2005, Regal Cinemas had approximately $98.8 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.2 million was outstanding as of June 30, 2005), which reduces availability under the Revolving Facility.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of December 30, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004. As of June 30, 2005, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein. As of June 30, 2005, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Notes 9 and 10 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Facility provides for variable rate interest that could be adversely affected by an increase in interest rates. As of June 30, 2005, borrowings of approximately $1,579.9 million under the Term Facility were outstanding. Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate and the Federal Funds Effective Rate plus 0.5%. The borrowings outstanding under the Term Facility bore interest of approximately 5.24% as of June 30, 2005.

        As described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility during the year ended December 30, 2004. A one-half percent rise in the interest rate on the Company's unhedged variable rate indebtedness (approximately $779.9 million at June 30, 2005), would have increased reported interest expense by approximately $1.0 million for the quarter ended June 30, 2005.

Item 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On November 5, 2004 and May 6, 2005, the Company issued an aggregate of 1,650,000 and 2,129,175 shares of Class A common stock of the Company, respectively, to OCM upon the conversion by OCM of an equal number of shares of Class B common stock of the Company. The shares of Class A common stock issued by the Company upon the conversion by OCM are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

        Shares of Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder and are automatically converted into Class A common stock on a one-for-one basis upon a transfer that is not a "Permitted Transfer." Other than the number of votes per share, each holder of Class A common stock is entitled to one vote for each outstanding share and each holder of Class B common stock is entitled to ten votes for each outstanding share, Class A and Class B common stock have identical material terms and provisions.

        ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED JUNE 30, 2005

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	—	$—	—	$50,000,000
May 1, 2005 – May 31, 2005	—	—	—	50,000,000
June 1, 2005 – June 30, 2005	520,386	19.21	520,386	40,000,986

Total	520,386	$19.21	520,386	$40,000,986

(1)
All shares were purchased in open-market transactions pursuant to a previously announced authorization in September 2004 by our board of directors which provides for the Company to repurchase up to $50.0 million of its outstanding Class A common stock within a twelve month period.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 2005 annual meeting of stockholders was held on May 11, 2005 in Knoxville, Tennessee. The matters submitted for a vote at the meeting and the related election results were are as follows:

  1.
  Election of three Class III directors to serve for three-year terms on our board of directors:

	For	Withheld
Philip F. Anschutz	928,166,496	486,920
Michael J. Dolan	928,496,129	157,287
Stephen A. Kaplan	928,317,096	336,320
  2.
  Approval of an increase in the number of shares of Class A common stock authorized for issuance under our 2002 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Vote
910,996,748	1,826,238	781,354	15,049,076
  3.
  Ratification of the audit committees' selection of KPMG LLP as our independent auditors for the fiscal year ending December 29, 2005:

For	Against	Abstain	Broker Non-Vote
928,601,117	29,611	22,688	0

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1	Asset Purchase Agreement, dated as of April 27, 2005, between Regal Entertainment Group and Eastern Federal Corporation
10.2	First Amendment to Asset Purchase Agreement, dated as of July 18, 2005, between Regal Cinemas, Inc., as successor-in-interest by assignment, and Eastern Federal Corporation
10.3
Regal Cinemas, Inc. Severance Plan For Equity Compensation (filed as exhibit 10.1 to the Regal's Current Report on Form 8-K filed on May 17, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.4	Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Regal's Proxy Statement on Schedule 14A filed on April 15, 2005 (Commission File no. 001-31315), and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: August 9, 2005	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2005	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit No.	Exhibit Description
10.1	Asset Purchase Agreement, dated as of April 27, 2005, between Regal Entertainment Group and Eastern Federal Corporation
10.2	First Amendment to Asset Purchase Agreement, dated as of July 18, 2005, between Regal Cinemas, Inc., as successor-in-interest by assignment, and Eastern Federal Corporation
10.3
Regal Cinemas, Inc. Severance Plan For Equity Compensation (filed as exhibit 10.1 to the Regal's Current Report on Form 8-K filed on May 17, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.4	Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Regal's Proxy Statement on Schedule 14A filed on April 15, 2005 (Commission File no. 001-31315), and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications