Form 10-Q
period 2005-09-29
REGAL ENTERTAINMENT GROUP
filed 2005-11-08
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2005

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Class A Common Stock—61,892,148 shares outstanding at November 4, 2005

        Class B Common Stock—85,436,967 shares outstanding at November 4, 2005

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2005	December 30, 2004
	(in millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80.3	$243.9
Trade and other receivables, net	31.6	49.2
Inventories	7.3	7.7
Prepaid expenses and other current assets	14.0	7.4
Assets held for sale	4.2	7.8
Deferred income tax asset	0.9	5.1

TOTAL CURRENT ASSETS	138.3	321.1
PROPERTY AND EQUIPMENT:
Land	123.7	114.4
Buildings, leasehold improvements and equipment	2,431.5	2,251.6
Construction in progress	31.5	25.7

Total property and equipment	2,586.7	2,391.7
Accumulated depreciation and amortization	(566.3)	(457.0)

Total property and equipment, net	2,020.4	1,934.7
GOODWILL	215.9	213.6
DEFERRED INCOME TAX ASSET	—	18.3
OTHER NON-CURRENT ASSETS	52.3	54.7

TOTAL ASSETS	$2,426.9	$2,542.4

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.1	$260.2
Accounts payable	142.4	182.7
Accrued expenses	63.3	55.6
Income taxes payable	45.6	56.2
Deferred revenue	72.6	88.3
Bankruptcy claims and liabilities	1.1	1.2

TOTAL CURRENT LIABILITIES	585.1	644.2
LONG-TERM DEBT	1,616.3	1,631.0
LEASE FINANCING ARRANGEMENTS	88.9	91.1
CAPITAL LEASE OBLIGATIONS	22.9	23.5
DEFERRED INCOME TAX LIABILITY	0.7	—
OTHER NON-CURRENT LIABILITIES	79.0	81.6

TOTAL LIABILITIES	2,392.9	2,471.4
MINORITY INTEREST	1.9	2.0
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 61,879,447 and 57,243,808 shares issued and outstanding at September 29, 2005 and December 30, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 85,436,967 and 87,566,142 shares issued and outstanding at September 29, 2005 and December 30, 2004, respectively	0.1	0.1
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	21.2	59.1
Retained earnings	9.5	23.2
Unamortized deferred stock compensation	(5.9)	(8.4)
Accumulated other comprehensive income (loss), net	7.2	(5.0)

TOTAL STOCKHOLDERS' EQUITY	32.1	69.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,426.9	$2,542.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended September 29, 2005	Quarter Ended September 30, 2004	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
REVENUES:
Admissions	$416.2	$410.4	$1,224.7	$1,229.5
Concessions	164.7	154.6	485.9	470.6
Other operating revenue	47.5	46.3	137.9	124.8

TOTAL REVENUE	628.4	611.3	1,848.5	1,824.9
OPERATING EXPENSES:
Film rental and advertising costs	218.5	218.3	651.6	643.2
Cost of concessions	24.0	23.8	71.4	70.4
Rent expense	78.3	71.0	229.6	210.1
Other operating expenses	172.8	162.5	501.4	480.0
General and administrative expenses	14.6	15.6	46.1	47.9
Depreciation and amortization	51.0	44.3	148.1	130.8
Restructuring expenses and amortization of deferred stock compensation	1.5	1.5	4.7	4.9
Net loss (gain) on disposal and impairment of operating assets	7.6	0.1	11.8	(3.9)
Equity in earnings of joint venture including former employee compensation	1.8	—	4.3	—
Gain on lawsuit settlement	—	—	—	(8.2)

TOTAL OPERATING EXPENSES	570.1	537.1	1,669.0	1,575.2

INCOME FROM OPERATIONS	58.3	74.2	179.5	249.7
OTHER EXPENSE (INCOME):
Interest expense, net	29.4	26.8	85.6	67.4
Minority interest in earnings of consolidated subsidiaries	(0.1)	—	(0.2)	0.9
Loss on extinguishment of debt	—	0.1	—	76.1
Other, net	—	—	—	6.6

TOTAL OTHER EXPENSE, NET	29.3	26.9	85.4	151.0

INCOME BEFORE INCOME TAXES	29.0	47.3	94.1	98.7
PROVISION FOR INCOME TAXES	11.8	19.5	37.4	40.7

NET INCOME	$17.2	$27.8	$56.7	$58.0

EARNINGS PER SHARE:
Basic	$0.12	$0.19	$0.39	$0.40
Diluted	$0.11	$0.19	$0.37	$0.39
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	146,940	144,028	145,971	143,244
Diluted	154,080	150,095	154,249	147,752

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56.7	$58.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	148.1	130.8
Amortization of deferred stock compensation	4.3	4.2
Minority interest in earnings of consolidated subsidiaries	(0.2)	0.9
Deferred income tax expense (benefit)	(6.8)	3.2
Net loss (gain) on disposal and impairment of operating assets	11.8	(3.9)
Equity in earnings of joint venture including former employee compensation	4.3	—
Loss on extinguishment of debt	—	76.1
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	19.6	10.1
Inventories	0.4	(0.5)
Prepaid expenses and other current assets	(2.7)	17.6
Accounts payable	(40.2)	(76.4)
Income taxes payable	24.9	8.9
Accrued expenses and other liabilities	(13.2)	(20.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	207.0	208.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103.3)	(80.8)
Proceeds from disposition of assets	31.4	34.8
Cash used for acquisitions, net of cash acquired	(156.8)	(223.6)
Proceeds from sale-leaseback transaction	—	11.5
Proceeds from disposition of partnership interest	—	2.8
Decrease in other assets and assets held for sale	—	(2.5)
Cash used to purchase partnership interest	—	(9.9)

NET CASH USED IN INVESTING ACTIVITIES	(228.7)	(267.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(131.7)	(798.6)
Proceeds from stock option exercises	18.1	16.6
Net payments on debt obligations	(17.6)	(571.8)
Cash used to purchase treasury shares	(10.0)	—
Payment of debt acquisition costs and other	(0.6)	(22.4)
Payment of bankruptcy claims and liabilities	(0.1)	(2.4)
Cash used to redeem senior subordinated notes	—	(354.8)
Proceeds from Regal Cinemas senior credit facility	—	1,650.0

NET CASH USED IN FINANCING ACTIVITIES	(141.9)	(83.4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163.6)	(142.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243.9	288.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80.3	$146.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$20.1	$16.3

Cash paid for interest	$82.3	$77.6

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia" or "RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group ("UATG") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,537 screens in 568 theatres in 40 states as of September 29, 2005. Regal CineMedia, through its investment in National CineMedia, LLC, focuses on the development of ancillary revenues. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. As of the quarter ended March 31, 2005, we operated in two business segments: theatre exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia, LLC described more fully below and in Note 3—"Formation of National CineMedia, LLC," the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," the established standards for reporting information about operating segments in financial statements. Accordingly, as of September 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

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

        On March 29, 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a new joint venture company known as National CineMedia, LLC ("National CineMedia"). On July 15, 2005, Cinemark, Inc. ("Cinemark"), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, Regal CineMedia Holdings, LLC ("RCH"), a wholly owned subsidiary of RCM, owned 49.9% of National CineMedia as of September 29, 2005. National CineMedia provides advertising and event services to Regal's, AMC's and Cinemark's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. With respect to advertising contracts entered into by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. As of September 29, 2005, RCH's investment in National

CineMedia totaled approximately $3.5 million. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        On April 28, 2005, the Company acquired seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company acquired 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The total aggregate purchase price for the combined acquisitions totaled approximately $156.7 million, including $125.2 million for the Eastern Federal Corporation acquisition, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 2—"Acquisitions" for further discussion of these transactions.

        Regal paid three quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 6—"Capital Stock and Stock-Based Compensation"), or approximately $131.7 million in the aggregate, during the three quarters ended September 29, 2005.

        Total comprehensive income for the quarter and three quarters ended September 29, 2005 was $23.7 million and $68.9 million, respectively. Total comprehensive income for the quarter and three quarters ended September 30, 2004 was $20.6 million and $50.8 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company's interest rate swap arrangements during each of the third fiscal quarters and three quarters ended September 29, 2005 and September 30, 2004. The Company's interest rate swap arrangements are further described in Note 4—"Debt Obligations."

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 29, 2005 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 30, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 29, 2005 are not necessarily indicative of the operating results that may be achieved for the full 2005 fiscal year.

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2. ACQUISITIONS

  Acquisition of R/C Theatres and Eastern Federal Corporation

        On April 28, 2005, the Company acquired seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company acquired 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The total aggregate cash purchase price for the combined acquisitions totaled approximately $156.7 million, including $125.2 million for the Eastern Federal Corporation acquisition, subject to post-closing adjustments. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition, with the remaining balance allocated to goodwill. With respect to the Eastern Federal Corporation acquisition, management estimates of fair value could change depending on the results of an independent third party valuation study that is currently being performed. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates.

        The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.2
Property and equipment, net	159.9
Goodwill	0.4
Current liabilities	(3.8)

Total purchase price	$156.7

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

        The following is a summary of the allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.1
Land	1.0
Buildings, leasehold improvements and equipment, net	212.5
Goodwill	2.1
Other non-current assets	15.7
Current liabilities	(5.1)
Other non-current liabilities	(2.7)

Total purchase price	$223.6

  Pro Forma Results of Operations (Unaudited)

        The following pro forma results of operations for the quarters and three quarters ended September 29, 2005 and September 30, 2004 assume the above acquisitions occurred as of the beginning of fiscal 2004. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Quarter Ended September 29, 2005	Quarter Ended September 30, 2004	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
	(in millions except per share amounts)
Revenues	$632.7	$661.2	$1,885.4	$1,981.6
Income from operations	58.7	76.4	182.2	259.0
Net income	17.4	29.1	58.3	63.6
Earnings per share
Basic:	0.12	0.20	0.40	0.44
Diluted:	0.11	0.19	0.38	0.43

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

        As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of September 29, 2005, RCM's wholly owned subsidiary, RCH, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's material continued involvement in the operations of National CineMedia. As of September 29, 2005, RCH's investment in National CineMedia totaled approximately $3.5 million. Such investment is presented as a component of "Other Non-Current Assets" on the accompanying unaudited condensed consolidated balance sheet as of September 29, 2005.

        In addition, on March 29, 2005, RCM, AMC's subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement, which was amended and restated on July 15, 2005 pursuant to Cinemark's participation in National CineMedia, in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to a 35% administrative fee payable to National CineMedia to service such contracts. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor's theatres for any measurement period. The Company records net revenues derived from these contracts as a component of other operating revenues in the Company's financial statements. For the quarter ended September 29, 2005, the Company recorded approximately $0.2 million of equity in income of National CineMedia related to this joint venture.

        In connection with the formation of National CineMedia, on May 11, 2005, Regal Cinemas, Inc. ("RCI") adopted and approved the RCI Severance Plan For Equity Compensation (the "Severance Plan"). Participation in the Severance Plan is limited to employees of RCM, who held an unvested option to purchase shares of Regal's Class A common stock or shares of Regal's restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan (the "Incentive Plan") immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. Each employee's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a "Participant") is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005, will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal's Class A common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant's restricted stock would have vested in accordance with the Incentive Plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal's Class A common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

        Each Participant's cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan will be funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended September 29, 2005, the Company recorded total severance expense of approximately $2.0 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan during the quarter ended September 29, 2005.

        As part of the joint venture transaction, RCH, NCN and Cinemark, or their respective affiliates, entered into a number of ancillary agreements, including a Limited Liability Company Operating Agreement, as amended (the "Operating Agreement"), in order to set forth their respective rights and obligations as members in connection with their interests in National CineMedia. The Operating Agreement provides that the board of directors of National CineMedia consist of ten members including three directors designated by NCN, three directors designated by RCH, three directors designated by Cinemark's wholly owned subsidiary, and Kurt Hall, the Chairman and Chief Executive Officer of National CineMedia. The Operating Agreement also provides that all actions of National CineMedia's board of directors require the vote of nine directors.

4. DEBT OBLIGATIONS

        Debt obligations at September 29, 2005 and December 30, 2004 consist of the following (in millions):

	September 29, 2005	December 30, 2004
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas Senior Credit Facility	1,579.9	1,591.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 11.5%, maturing in various installments through 2021	91.8	93.8
Capital lease obligations	24.0	24.5
Other	1.0	4.1

Total debt obligations	1,988.2	2,005.8
Less current portion	(260.1)	(260.2)

Total debt obligations, net of current maturities	$1,728.1	$1,745.6

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes"). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the September 29, 2005 conversion price of $15.3042 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the September 29, 2005 conversion price of $15.3042 per share, subject to further adjustments described below, if:

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

        At the September 29, 2005 conversion price of $15.3042 per share, each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 65.3415 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a September 29, 2005 price per share of $15.3042). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,681,905 shares of our Class A common stock at a September 29, 2005 exercise price of $17.6587 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $17.6587 (as of September 29, 2005). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

        On September 29, 2005, the closing sale price of our Class A common stock was $19.82, which exceeded 110% of the then September 29, 2005 conversion price of $15.3042. Accordingly, as of September 29, 2005, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.3042. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $240.0 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of September 29, 2005. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

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

        Regal Cinemas Fourth Amended and Restated Credit Agreement, as Amended—On September 26, 2005, Regal Cinemas entered into a third amendment (the "Third Amendment") to its Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, and as first amended as of July 27, 2004 and as second amended as of November 24, 2004 (as amended, the "Senior Credit Facility") with Credit

Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch). Although in full compliance with the existing financial covenants under the Senior Credit Facility, Regal Cinemas entered into the Third Amendment to, among other things, alter the financial covenants to permit the Company future financial flexibility. Pursuant to the Third Amendment, effective September 26, 2005, Regal Cinemas is required to use 50% of any Consolidated Excess Cash Flow as of the end of each Fiscal Year to prepay loans, unless at the end of each Fiscal Year the Consolidated Leverage Ratio shall be 3:75:1.00 or less, an increase from the current exclusion in the Senior Credit Facility of 3:50:1.00. The Third Amendment also increases the maximum Consolidated Adjusted Leverage Ratio for: (i) Fiscal Year 2005 from 5.75:1.00 to 6.00:1.00, (ii) Fiscal Year 2006 from 5:50:1.00 to 6.00:1.00, (iii) Fiscal Year 2007 from 5.25:1.00 to 5.75:1.00, and (iv) Fiscal Year 2008 from 5.25:1.00 to 5.50:1.00. The maximum Consolidated Adjusted Leverage Ratio for Fiscal Year 2009 and thereafter remains 5.25:1.00. The Third Amendment similarly increased the maximum Consolidated Leverage Ratio for: (i) Fiscal Year 2005 from 3.75:1.00 to 4.00:1.00, (ii) Fiscal Year 2006 from 3.5:1.00 to 4.00:1.00, and (iii) Fiscal Year 2007 and Fiscal Year 2008 from 3.25:1.00 to 3.75:1.00 and 3.50:1.00, respectively. The maximum Consolidated Leverage Ratio for Fiscal Year 2009 and thereafter remains 3.25:1.00. Each of the defined terms used but not defined herein are defined in the Senior Credit Facility and the amendments thereto attached as exhibits to the Company's annual and quarterly reports filed with the Securities and Exchange Commission.

        The Senior Credit Facility is further described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and, as such discussion is amended by the discussion herein, is incorporated by reference herein.

        Interest Rate Swaps—As described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. This swap was assigned to hedge an incremental $300.0 million of variable rate liabilities under the Senior Credit Facility. Effective September 30, 2005, under the terms of the interest rate swap agreement, Regal Cinemas will pay interest at a fixed rate of 4.337% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the swap will be included in interest expense. No premium or discount was incurred upon the Company entering into the swap, because the pay and receive rates on the swap represented prevailing rates for each counterparty at the time the swap was entered into.

        As of September 29, 2005, the aggregate fair value of the five swaps was determined to be approximately $12.0 million, which has been recorded as a component of "Other Non-Current Assets" with a corresponding amount of approximately $7.2 million, net of tax, recorded to "Accumulated Other Comprehensive Income." The swaps exhibited no ineffectiveness for the quarter and three quarters ended September 29, 2005.

        Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein.

5. INCOME TAXES

        The provision for income taxes of $11.8 million and $19.5 million for the quarters ended September 29, 2005 and September 30, 2004 reflect effective tax rates of approximately 40.7% and 41.2%, respectively. The provision for income taxes of $37.4 million and $40.7 million for the three quarters ended September 29, 2005 and September 30, 2004 reflect effective tax rates of approximately 39.7% and 41.2%, respectively. The effective tax rates for the quarters and the three quarters ended September 29, 2005 and September 30, 2004 reflect the impact of certain non-deductible expenses.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 29, 2005 and December 30, 2004 totaling approximately $39.4 million as management believes it is more likely than not that the deferred tax assets would not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of Edwards, United Artists and Hoyts. Accordingly, future reductions in the valuation allowance will reduce recorded goodwill related to such acquisitions.

        In June 2005, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company's federal tax returns for such years. Also during October 2005, the Company and the IRS agreed to certain adjustments to the Company's 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company's provision for income taxes.

6. CAPITAL STOCK AND STOCK-BASED COMPENSATION

  Capital Stock

        As of September 29, 2005, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of September 29, 2005, 61,879,447 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 85,436,967 shares were outstanding as of September 29, 2005, all of which are held by Anschutz Company ("Anschutz") and OCM Principal Opportunities Fund II, L.P. ("OCM") and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of September 29, 2005. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 12 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Share Repurchase Program

        During the year ended December 30, 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of its outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. During the quarter ended September 29, 2005, the Company's board of directors extended the share repurchase program for an additional twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. During the quarter ended September 29, 2005, the Company made no repurchases of its outstanding Class A common stock.

  Warrants

        Other than as disclosed in Notes 4 and 9, no warrants to acquire the Company's common stock were outstanding as of September 29, 2005.

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

        In connection with the Severance Plan discussed in Note 3—"Formation of National CineMedia, LLC," Participants of the Severance Plan are entitled to $20.19 (the fair market value of a share of

Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) times the number of unvested shares of restricted stock held by such Participant on May 24, 2005. Each Participant's cash payment will vest according to the year and date on which such restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 77,020 shares of restricted stock were forfeited and unearned compensation relating to such restricted stock was reduced by approximately $1.5 million. In accordance with the terms of the Severance Plan, during the quarter ended September 29, 2005, the Company recorded approximately $0.1 million of severance expense, including payments in lieu of dividend distributions, related to these forfeited restricted shares.

        As of September 29, 2005, there were 152,180 shares of restricted stock outstanding. During the quarter ended September 29, 2005, the Company recorded compensation expense of approximately $0.2 million related to such outstanding restricted shares. Also during the quarter ended September 29, 2005, the Company paid a cash dividend of $0.30 on each share of outstanding restricted stock totaling less than $0.1 million in the aggregate.

  Other Stock-Based Compensation

        Also in connection with the Severance Plan, each Participant is, with respect to each unvested stock option held by such Participant on May 24, 2005, entitled to the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). Each Participant's cash payment will vest according to the year and date on which such unvested options held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 1.5 million unvested options were forfeited and unearned compensation relating to "in-the-money" options was reduced by approximately $1.2 million. In accordance with the terms of the Severance Plan, during the quarter ended September 29, 2005, the Company recorded approximately $1.9 million of severance expense related to these forfeited options.

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

	Quarter Ended September 29, 2005	Quarter Ended September 30, 2004	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
Net income:	$17.2	$27.8	$56.7	$58.0
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(0.8)	—	(2.2)

Pro forma net income	$16.6	$27.0	$56.7	$55.8

Basic earnings per share:
As reported	$0.12	$0.19	$0.39	$0.40
Pro forma	$0.11	$0.19	$0.39	$0.39
Diluted earnings per share:
As reported	$0.11	$0.19	$0.37	$0.39
Pro forma	$0.11	$0.18	$0.37	$0.38

  Amendment to 2002 Stock Incentive Plan

        On May 11, 2005, the stockholders of the Company approved an amendment to the Incentive Plan increasing the total number of shares of Class A common stock authorized for issuance under the plan from 16,110,241 to a total of 18,000,000 shares. As of September 29, 2005, the Company had outstanding options to purchase a total of 6,040,359 shares of Class A common stock under the Incentive Plan.

7. COMMITMENTS AND CONTINGENCIES

  Sale-Leaseback Transactions

        The Company's sale-leaseback transactions are described in Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Bankruptcy Claims

        RCI has bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 29, 2005, RCI had accrued approximately $1.1 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand or cash flow from operations.

  Other

        RCI is a defendant in a number of claims arising from its decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. We, and our various subsidiary corporations, are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

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

        On December 18, 2000, the United States filed an action against Hoyts in the District of Massachusetts entitled United States v. Hoyts Cinema Corporation. The complaint alleged that the seating in each of Hoyts' 26 stadium-style theaters violated the ADA because it failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theater. On March 28, 2003, Regal acquired 19 of the affected theatres from Hoyts and assumed the litigation associated therewith. On March 31, 2003, the District Court granted summary judgment to the United States finding that in order to comply with the ADA, wheelchair seats had to be placed in the stadium section, but also ruled that the only theaters that required retrofitting by placing wheelchair seating within the stadium section of the theater were those constructed or refurbished after December 18, 2000. Both Hoyts and the United States appealed the District Court's decision. On August 20, 2004, the United States Court of Appeals for the First Circuit vacated the District Court's summary judgment decision finding that the government's interpretation that the ADA requires access to the stadium portion of the theater for wheelchair-bound patrons was not controlling and remanded the case to the District Court for further proceedings.

        On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the above-referenced claims brought against Regal and all claims made by the United States under the ADA. Over the next five years, the Company anticipates that it will incur capital costs to modify its theatres in accordance with the settlement arrangements (including the Arnold Decree) in the aggregate of approximately $15.0 million.

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

        From time to time, we have received letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience and, accordingly, we believe we are in substantial compliance with all applicable regulations.

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

8. RELATED PARTY TRANSACTIONS

        During the quarter ended September 29, 2005, our subsidiary, Regal Cinemas, incurred approximately $1.5 million of expenses payable to an Anschutz affiliate for telecommunication services. In addition, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for advertising services and the reimbursement of travel expenses, primarily the use of an airplane. Lastly, Regal is due less than $0.1 million for travel costs incurred on behalf of an Anschutz affiliate.

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

	Quarter Ended September 29, 2005	Quarter Ended September 30, 2004	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
Net income	$17.2	$27.8	$56.7	$58.0
Weighted average shares outstanding (in thousands):
Basic:	146,940	144,028	145,971	143,244
Add common stock equivalents	7,140	6,067	8,278	4,508

Diluted:	154,080	150,095	154,249	147,752
Earnings per share
Basic:	$0.12	$0.19	$0.39	$0.40
Diluted	$0.11	$0.19	$0.37	$0.39

        Common stock equivalents consist principally of stock options, warrants and restricted stock. There were no antidilutive stock options, warrants or restricted stock outstanding as of September 29, 2005 and September 30, 2004.

        The Convertible Senior Notes discussed in Note 4 allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in the shares of our Class A common stock. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the Convertible Senior Notes' conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread, which will be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On September 29, 2005, the closing sale price of our Class A common stock was $19.82, which exceeded 110% of the then current conversion price of $15.3042 on the Convertible Senior Notes. Accordingly, as of September 29, 2005, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $15.3042. The average sales price of our Class A common stock was $19.24 during the quarter ended September 29, 2005. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.2 million shares and 3.4 million shares in our diluted earnings per share computations for the quarter ended September 29, 2005 and three quarters ended September 29, 2005, respectively.

        In addition, as described in Note 4, we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $17.6587. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The average share price of our stock was $19.24 during the quarter ended September 29, 2005. The Warrant resulted in dilution of approximately 1.3 million shares and 1.5 million shares in our diluted earnings per share computations for the quarter ended September 29, 2005 and the three quarters ended September 29, 2005, respectively. If the average sales price of our Class A common stock during the period ended September 29, 2005 had been $17.6587, $20.00 or $21.00, the number of shares from the Warrant to be included in diluted earnings per share for the quarter ended September 29, 2005 would have been zero, 1.8 million and 2.5 million, respectively. As of September 29, 2005, the maximum number of shares that could potentially be included under the Warrant is 15.7 million.

        During 2003, the FASB issued an Exposure Draft entitled, "Earnings per Share, an amendment of SFAS No. 128." As a result of its redeliberations of the Exposure Draft, the FASB made additional changes to the requirements of SFAS No. 128, but did not make significant changes to the other issues addressed in that Exposure Draft. Therefore, a revised Exposure Draft (the "proposed Statement") that addresses the additional changes to the requirements of SFAS No. 128 was issued on September 30, 2005. The proposed Statement would amend SFAS No. 128 to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares and contracts that may be settled in cash or shares. The proposed Statement would require that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the revised Exposure Draft ends on November 30, 2005. The proposed Statement will be effective for interim and annual periods ending after June 15, 2006. This effective date may be reconsidered at a later date if the final statement is not issued as expected in the first quarter of 2006. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the statement. Had the provisions of the revised Exposure Draft been effective for the reporting periods included herein, diluted earnings per share for the quarter and three quarters ended September 29, 2005 and the three quarters ended September 30, 2004 would have been the same as the reported amounts. Diluted earnings per share for the quarter ended September 30, 2004 would have been $0.01 lower than the reported amount. The Company is evaluating the revised Exposure Draft and potential alternative courses of action it might pursue, if any, with respect to the convertible notes to address the impact of the proposed literature.

10. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The foregoing statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. The statement is effective for awards granted, modified, or settled in fiscal years beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the statement may have on its consolidated financial position, cash flows and results of operations.

11. SUBSEQUENT EVENTS

        On October 27, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on December 16, 2005, to stockholders of record on December 8, 2005.

        As further discussed in Note 5—"Income Taxes," during October 2005, the IRS completed its examination of the Company's federal tax returns for its 2002 and 2003 tax years. As a result of the examination, the Company and the IRS agreed to certain adjustments to the Company's 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company's provision for income taxes.

        On October 11, 2005, United Artists Theatre Circuit, Inc. ("UATC"), a subsidiary of United Artists, entered into a purchase and sale agreement with Boardwalk Ventures, LLC ("Boardwalk") to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005. Pursuant to the purchase and sale agreement, Boardwalk was also granted a purchase option and right of first refusal for a one year period after the closing with respect to 5 theatres and 28 screens in Mississippi and Louisiana. The purchase option price for such theatres is $4.9 million in cash.

        During October 2005, Regal Cinemas borrowed approximately $30.0 million under the $100.0 million Revolving Facility provided for under Regal Cinemas' Senior Credit Facility. As of the date of this report, Regal Cinemas had repaid approximately $15.0 million of such borrowings.

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

The Company

        We conduct our operations primarily through our wholly owned subsidiaries, Regal Cinemas, United Artists, Edwards, Hoyts and Regal CineMedia. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,537 screens in 568 theatres in 40 states as of September 29, 2005. Regal CineMedia, through its investment in National CineMedia, focuses exclusively on the expansion of ancillary businesses, such as advertising, and complementary business lines that leverage our asset and customer bases of its theatrical exhibition partners. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale in our theatre operations and capitalize on ancillary revenue opportunities through our investment in National CineMedia described in further detail herein and in Note 3—"Formation of National CineMedia, LLC."

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

        The results of operations of the acquired theatre operations of R/C Theatres have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to April 28, 2005. The results of operations of the acquired theatre operations of Eastern Federal Corporation have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to July 21, 2005.

        As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, during the quarters ended September 29, 2005 and September 30, 2004 we reported the results of our operations under one reportable segment: theatre exhibition operations.

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, as of September 29, 2005, RCH owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. National CineMedia provides advertising and event services to Regal's, AMC's and Cinemark's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula. As of September 29, 2005, RCH's investment in National CineMedia totaled approximately $3.5 million. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and "Results of Operations" below.

Results of Operations—Quarters and Three Quarters Ended September 29, 2005 and September 30, 2004

  Overview

        Based on our review of industry sources, national box office revenues were estimated to have declined three to five percent for the third calendar quarter of 2005 in comparison to the third calendar quarter of 2004. While we believe that the third quarter 2005 national box office revenues benefited from increased average ticket prices per patron and the solid performance of a few select films, which largely contributed to an increase in average concession revenues per patron, these factors could not offset the overall decline in the third quarter 2005 national attendance and box office revenues. We believe that the lack of commercially appealing films in general resulted in the lackluster third quarter 2005 box office results.

        Our total revenue for quarter ended September 29, 2005 ("Q3 2005 Period") was $628.4 million, a 2.8% increase from total revenue of $611.3 million for the quarter ended September 30, 2004 ("Q3 2004 Period"). Our Q3 2005 Period box office results were favorably impacted by a 4.2% increase in average ticket prices, partially offset by a 2.7% net decline in attendance. The decline in the Q3 2005 Period attendance was principally mitigated by the inclusion of the results of operations of the 30 Signature Theatres acquired on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Since these 58 theatres were acquired subsequent to the Q3 2004 Period, the results of operations of such theatres were not included in the Q3 2004 Period results. See Note 2—"Acquisitions" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding these acquisitions. Attendance from the 58 theatres represented approximately 6.9% of the Company's Q3 2005 Period total attendance. Excluding these recently acquired theatres, the Company's Q3 2005 Period total attendance declined by approximately 9.5%. Based on certain industry sources, on a same screen basis, the percentage by which Company's Q3 2005 Period calendar box office revenue declined from the prior year comparative period approximated the percentage by which industry box office revenue declined for the same time period. During the Q3 2005 Period, we also achieved growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was primarily attributable to changes in our product mix and to a lesser extent, the family-oriented and concession-friendly film product exhibited during the Q3 2005 Period. Increases in advertising revenues and revenues from our vendor marketing programs contributed to the increase in other operating revenues for the Q3 2005 Period. Income from operations decreased 21.4% to $58.3 million for the Q3 2005 Period compared to $74.2 million in the Q3 2004 Period. Net income decreased to $17.2 million in the Q3 2005 Period as compared to net income of $27.8 million in the Q3 2004 Period. Earnings per diluted share decreased to $0.11 for the Q3 2005 Period compared to $0.19 during the Q3 2004 Period. EBITDA was $109.4 million for the Q3 2005 Period, a decrease of 7.6% from $118.4 million in the Q3 2004 Period and represented an EBITDA margin of 17.4%. The decline in income from operations, net income, earnings per diluted share and EBITDA is primarily attributable to the net decline in attendance during the Q3 2005 Period coupled with the increases in certain operating expenses incurred during the Q3 2005 Period, partially offset by incremental concession and other operating revenues as described more fully below. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        Our total revenue for the three quarters ended September 29, 2005 ("Fiscal 2005 Period") was $1,848.5 million, a 1.3% increase over total revenue of $1,824.9 million for the three quarters ended September 30, 2004 ("Fiscal 2004 Period"). Our Fiscal 2005 Period box office results were unfavorably impacted by a 4.4% decline in attendance. The decline in the Fiscal 2005 Period attendance was partially mitigated by the inclusion of the results of operations of the 30 Signature Theatres acquired on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Attendance from these 58 recently acquired theatres represented approximately 5.7% of the Company's Fiscal 2005 Period total attendance. Excluding the impact of these theatres, the Company's Fiscal 2005 Period total attendance declined by approximately 9.9%. The decline in total admissions revenue for the Fiscal 2005 Period was partially offset by a 4.1% increase in Fiscal 2005 Period average ticket prices per patron. The increase in average ticket prices was not enough to offset the Company's Fiscal 2005 Period attendance per screen decline of 8.7%. Based on certain industry sources, on a same screen basis, the percentage by which the Company's Fiscal 2005 Period calendar box office revenue declined from the prior year comparative period approximated the percentage by which industry box office revenue declined for the same time period. During the Fiscal 2005 Period, we also achieved growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was attributable to changes in our product mix and the breadth of family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period. Increases in advertising revenues and revenues from our vendor marketing programs contributed to the increase in other operating revenues for the Fiscal 2005 Period. Income from operations decreased 28.1% to $179.5 million for the Fiscal 2005 Period compared to $249.7 million in the Fiscal 2004 Period. Net income decreased to $56.7 million in the Fiscal 2005 Period as compared to net income of $58.0 million in the Fiscal 2004 Period. Earnings per diluted share decreased to $0.37 for the Fiscal 2005 Period compared to $0.39 during the Fiscal 2004 Period. EBITDA was $327.8 million for the Fiscal 2005 Period, an increase of 10.4% from $296.9 million in the Fiscal 2004 Period and represented an EBITDA margin of 17.7%. The decline in income from operations, net income and earnings per diluted share is primarily attributable to the decline in attendance during the Fiscal 2005 Period coupled with increases in certain operating expenses incurred during the Fiscal 2005 Period, partially offset by incremental concession and other operating revenues as described more fully below. The increase in EBITDA and EBITDA margin during the Fiscal 2005 Period is primarily attributable to a loss on extinguishment of debt of $76.0 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        During the Q3 2005 Period and the Fiscal 2005 Period, we made significant progress with our strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2005 Period totaled approximately $131.7 million.

  •
  During 2004, we instituted a share repurchase program, which provides for the authorization to repurchase up to $50.0 million of our outstanding Class A common stock. During the Fiscal 2005 Period, the Company repurchased 520,836 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. During the quarter ended September 29, 2005, the Company's board of directors extended the share repurchase program for an additional twelve month period.

  •
  On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement. Our investment in National CineMedia contributed incremental revenue and EBITDA for the Q3 2005 Period and Fiscal 2005 Period.

  •
  On April 28, 2005, the Company acquired from R/C Theatres seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia for a cash purchase price of $31.5 million, subject to post-closing adjustments.

  •
  On July 21, 2005, the Company acquired from Eastern Federal Corporation 21 theatres and 230 screens in Florida, North Carolina and South Carolina for a purchase price of $125.2 million, subject to post-closing adjustments.

  •
  In addition to the acquisition of the Eastern Federal Corporation theatres during the Q3 2005 Period, we opened one theatre with 16 screens and closed 12 theatres with 84 screens, ending the Q3 2005 Period with 568 theaters and 6,537 screens.

        The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q3 2005 Period, the

Q3 2004 Period, the Fiscal 2005 Period and the Fiscal 2004 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q3 2005 Period		Q3 2004 Period		Fiscal 2005 Period		Fiscal 2004 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$416.2	66.2%	$410.4	67.1%	$1,224.7	66.3%	$1,229.5	67.4%
Concessions	164.7	26.2	154.6	25.3	485.9	26.3	470.6	25.8
Other operating revenues	47.5	7.6	46.3	7.6	137.9	7.4	124.8	6.8

Total revenue	628.4	100.0	611.3	100.0	1,848.5	100.0	1,824.9	100.0
Operating expenses:
Film rental and advertising costs(1)	218.5	52.5	218.3	53.2	651.6	53.2	643.2	52.3
Cost of concessions(2)	24.0	14.6	23.8	15.4	71.4	14.7	70.4	15.0
Rent expense(3)	78.3	12.5	71.0	11.6	229.6	12.4	210.1	11.5
Other operating expense(3)	172.8	27.5	162.5	26.6	501.4	27.1	480.0	26.3
General and administrative expenses(3)	14.6	2.3	15.6	2.6	46.1	2.5	47.9	2.6
Depreciation and amortization(3)	51.0	8.1	44.3	7.2	148.1	8.0	130.8	7.2
Restructuring expenses and amortization of deferred stock compensation(3)	1.5	0.2	1.5	0.2	4.7	0.3	4.9	0.3
Net loss (gain) on disposal and impairment of operating assets(3)	7.6	1.2	0.1	—	11.8	0.6	(3.9)	(0.2)
Equity in earnings of joint venture including former employee compensation(3)	1.8	0.3	—	—	4.3	0.2	—	—
Gain on lawsuit settlement(3)	—	—	—	—	—	—	(8.2)	(0.4)

Total operating expenses(3)	570.1	90.7	537.1	87.9	1,669.0	90.3	1,575.2	86.3

Income from operations(3)	58.3	9.3	74.2	12.1	179.5	9.7	249.7	13.7
Interest expense, net(3)	29.4	4.7	26.8	4.4	85.6	4.6	67.4	3.7
Provision for income taxes(3)	11.8	1.9	19.5	3.2	37.4	2.0	40.7	2.2
Net income(3)	17.2	2.7	27.8	4.5	56.7	3.1	58.0	3.2
EBITDA(3),(6)	$109.4	17.4%	$118.4	19.4%	$327.8	17.7%	$296.9	16.3%
Attendance	60.6	*	62.3	*	180.4	*	188.7	*
Average ticket price(4)	$6.87	*	$6.59	*	$6.79	*	$6.52	*
Average concession per patron(5)	$2.72	*	$2.48	*	$2.69	*	$2.49	*

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

  Admissions

        Total admissions revenues increased $5.8 million, or 1.4%, to $416.2 million for the Q3 2005 Period, from $410.4 million for the Q3 2004 Period. Total admissions revenues decreased $4.8 million, or 0.4%, to $1,224.7 million for the Fiscal 2005 Period, from $1,229.5 million for the Fiscal 2004 Period. The Q3 2005 Period and Fiscal 2005 Period total admissions revenues were unfavorably impacted by decreases in attendance of approximately 2.7% and 4.4%, respectively. The decreases in attendance were partially mitigated by the inclusion of the results of operations of the 30 Signature Theatres locations acquired on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Since these 58 theatres were acquired subsequent to the Fiscal 2004 Period, the results of operations of such theatres were not included in the Fiscal 2004 Period results. Attendance from these 58 theatres represented approximately 6.9% and 5.7% of the Company's Q3 2005 Period and Fiscal 2005 Period total attendance, respectively. Excluding the impact of the 58 acquired theatres, the Company's Q3 2005 Period and Fiscal 2005 Period total attendance declined by approximately 9.5% and 9.9%, respectively. See Note 2—"Acquisitions" to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding these acquisitions. Total admissions revenue for the Q3 2005 Period benefited from a 4.2% increase in the Q3 2005 Period average ticket price. The decline in total admissions revenue for the Fiscal 2005 Period was partially offset by a 4.1% increase in the average ticket price for the Fiscal 2005 Period. The increase in the average ticket prices per patron for the Fiscal 2005 Period was not enough to offset the Company's Fiscal 2005 Period attendance per screen decline of 8.7%. Based on certain industry sources, on a same screen basis, the percentage by which the Q3 2005 Period and the Fiscal 2005 Period calendar box office revenues declined from the prior year comparative period approximated the percentage by which industry box office revenue declined for the same time periods.

  Concessions

        Total concessions revenues increased $10.1 million, or 6.5%, to $164.7 million for the Q3 2005 Period, from $154.6 million for the Q3 2004 Period. Total concessions revenues increased $15.3 million, or 3.3%, to $485.9 million for the Fiscal 2005 Period, from $470.6 million for the Fiscal 2004 Period. The increase in concessions revenues in the Q3 2005 Period compared to the Q3 2004 Period was due to a 9.7% increase in average concessions per patron, partially offset by a 2.7% decrease in attendance. The increase in concessions revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was due to an 8.0% increase in average concessions per patron, partially offset by a 4.4% decrease in attendance. The net increase in the Q3 2005 Period and Fiscal 2005 Period concessions revenue and average concessions per patron is primarily attributable to changes in our product mix and the breadth of family-oriented and concession-friendly film product exhibited during the Q3 2005 Period and Fiscal 2005 Period.

  Other Operating Revenues

        Total other operating revenues increased $1.2 million, or 2.6%, to $47.5 million for the Q3 2005 Period, from $46.3 million for the Q3 2004 Period. Total other operating revenues increased $13.1 million, or 10.5%, to $137.9 million for the Fiscal 2005 Period, from $124.8 million for the Fiscal 2004 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia and the activities of the National CineMedia joint venture, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues decreased to 52.5% in the Q3 2005 Period as compared to 53.2% in the Q3 2004 Period. During the Fiscal 2005 Period, film rental and advertising costs as a percentage of admissions revenues increased to 53.2% as compared to 52.3% in the Fiscal 2004 Period. The decrease in film rental and advertising costs during the Q3 2005 Period as a percentage of box office revenues is a result of film product mix and lower film rental cost associated with the lackluster performance of certain Q3 2005 Period films. The increases in film rental and advertising costs during the Fiscal 2005 Period as a percentage of box office revenues is a result of film product mix and higher film rental cost associated with certain Fiscal 2005 films such as Star Wars: Episode III—Revenge of the Sith.

  Cost of Concessions

        Cost of concessions as a percentage of concessions revenues decreased to 14.6% in the Q3 2005 Period as compared to 15.4% in the Q3 2004 Period. During the Fiscal 2005 Period, cost of concessions as a percentage of concessions revenues decreased to 14.7% in the Fiscal 2005 Period as compared to 15.0% in the Fiscal 2004 Period. The decrease in the cost of concessions and costs of concessions as a percentage of concession revenues during the Q3 2005 Period and Fiscal 2005 Period is primarily attributable to the mix of concession product.

  Rent Expense

        Rent expense increased $7.3 million or 10.3% to $78.3 million in the Q3 2005 Period, from $71.0 million in Q3 2004 Period. Rent expense increased $19.5 million or 9.3% to $229.6 million in the Fiscal 2005 Period, from $210.1 million in Fiscal 2004 Period. Rent expense as a percentage of total revenues increased to 12.5% in the Q3 2005 Period from 11.6% in the Q3 2005 Period and to 12.4% in the Fiscal 2005 Period from 11.5% in the Fiscal 2004 Period. The increases in rent expense in the Q3 2005 Period and Fiscal 2005 Period was primarily attributable to incremental rent from the inclusion of the theatres purchased in the Signature, R/C and Eastern Federal acquisitions.

  Other Operating Expenses

        For the Q3 2005 Period, other operating expenses increased $10.3 million, or 6.3%, to $172.8 million, from $162.5 million in the Q3 2004 Period. Other operating expenses as a percentage of total revenues increased to 27.5% in the Q3 2005 Period as compared to 26.6% in the Q3 2004 Period. For the Fiscal 2005 Period, other operating expenses increased $21.4 million, or 4.5%, to $501.4 million, from $480.0 million in the Fiscal 2004 Period. Other operating expenses as a percentage of total revenues increased to 27.1% in the Fiscal 2005 Period as compared to 26.3% in the Fiscal 2004 Period. The increase in total other operating expenses in the Q3 2005 Period and Fiscal 2005 Period was primarily attributable to added costs associated with the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation coupled with incremental costs associated with the National CineMedia joint venture arrangement. The increase in other operating expenses as a percentage of total revenues in the Q3 2005 Period and Fiscal 2005 Period is primarily attributable to the fixed nature of various theatre operating expenses, coupled with the aforementioned incremental expenses associated with the National CineMedia joint venture.

  General and Administrative Expenses

        General and administrative expenses decreased $1.0 million, or 6.4%, to $14.6 million during the Q3 2005 Period, from $15.6 million in the Q3 2004 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.3% during the Q3 2005 Period from 2.6% in the Q3 2004 Period. General and administrative expenses decreased $1.8 million, or 3.8%, to $46.1 million during the Fiscal 2005 Period, from $47.9 million in the Fiscal 2004 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.5% during the Fiscal 2005 Period from 2.6% in the Fiscal 2004 Period. The decrease in general and administrative expenses during the Q3 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia. The decrease in general and administrative expenses during the Fiscal 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by increases in legal and professional fees, of which approximately $1.0 million related to expenses in connection with the National CineMedia transaction.

  Depreciation and Amortization

        Depreciation and amortization increased $6.7 million, or 15.1%, to $51.0 million in the Q3 2005 Period, from $44.3 million in the Q3 2004 Period. Depreciation and amortization increased $17.3 million, or 13.2%, to $148.1 million in the Fiscal 2005 Period, from $130.8 million in the Fiscal 2004 Period. The increase in depreciation and amortization during the Q3 2005 Period and Fiscal 2005 Period is primarily due to incremental depreciation and amortization from the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation.

  Income from Operations

        Income from operations totaled approximately $58.3 million for the Q3 2005 Period, which represents a decrease of $15.9 million or 21.4% from $74.2 million in the Q3 2004 Period. Income from operations totaled approximately $179.5 million for the Fiscal 2005 Period, which represents a decrease of $70.2 million or 28.1% from $249.7 million in the Fiscal 2004 Period. The decrease in income from operations during the Q3 2005 Period and Fiscal 2005 Period is primarily attributable to increases in certain operating expense items such as rent, depreciation and amortization, severance expense associated with the formation of National CineMedia, a net loss on the disposal and impairment of operating assets and the non-recurring gain on lawsuit settlement recorded in the first quarter of 2004, partially offset by incremental concession and other operating revenues and the inclusion of the results of operations of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation, including certain realized benefits associated with the integration of such acquisitions.

  Interest Expense

        Net interest expense increased $2.6 million, or 9.7%, to $29.4 million in the Q3 2005 Period, from $26.8 million in the Q3 2004 Period. Net interest expense increased $18.2 million, or 27.0%, to $85.6 million in the Fiscal 2005 Period, from $67.4 million in the Fiscal 2004 Period. The increase in interest expense in the Q3 2005 Period and Fiscal 2005 Period is principally due to higher outstanding indebtedness as a result of the financing arrangements entered into for the payment of our June 2004 extraordinary dividend consummated in the Fiscal 2004 Period described further in Notes 1 and 7 to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  Income Taxes

        The provision for income taxes of $11.8 million and $19.5 million for the Q3 2005 Period and the Q3 2004 Period reflect effective tax rates of approximately 40.7% and 41.2%, respectively. The provision for income taxes of $37.4 million and $40.7 million for the Fiscal 2005 Period and Fiscal 2004 Period reflect effective tax rates of approximately 39.7% and 41.2%, respectively. The effective tax rates for all periods reflect the impact of certain non-deductible expenses.

        As discussed in Note 5—"Income Taxes," in June 2005, the Company was notified that the IRS would examine its 2002 and 2003 Federal income tax returns. During October 2005, the IRS completed its examination of the Company's federal tax returns for such years. As a result of the examination, the Company and the IRS agreed to certain adjustments to the Company's 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company's provision for income taxes.

  Net Income

        Net income totaled $17.2 million for the Q3 2005 Period, which represents a decrease of $10.6 million from $27.8 million in the Q3 2004 Period. Net income totaled $56.7 million for the Fiscal 2005 Period, which represents a decrease of $1.3 million from $58.0 million in the Fiscal 2004 Period. The decrease in net income for the Q3 2005 Period is primarily attributable the decline in operating income and incremental interest expense described above. The decrease in net income for the Fiscal 2005 Period is primarily attributable the decline in operating income and incremental interest expense described above, partially offset by a loss on extinguishment of debt of $76.0 million recorded in the Fiscal 2004 Period as a result of the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 7 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004.

  EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $109.4 million, or 17.4% of total revenues, for the Q3 2005 Period and approximately $118.4 million, or 19.4% of total revenues for the Q3 2004 Period. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows:

	Quarter ended September 29, 2005	Quarter ended September 30, 2004	Three Quarters ended September 29, 2005	Three Quarters ended September 30, 2004
	(in millions)
Net income	$17.2	$27.8	$56.7	$58.0
Interest expense, net	29.4	26.8	85.6	67.4
Provision for income taxes	11.8	19.5	37.4	40.7
Depreciation and amortization	51.0	44.3	148.1	130.8

EBITDA	109.4	118.4	327.8	296.9
Interest expense, net	(29.4)	(26.8)	(85.6)	(67.4)
Provision for income taxes	(11.8)	(19.5)	(37.4)	(40.7)
Deferred income taxes	(3.0)	2.4	(6.8)	3.2
Changes in operating assets and liabilities	4.0	(31.3)	(11.2)	(60.6)
Loss on debt extinguishment	—	0.1	—	76.1
Other items, net	10.8	1.5	20.2	1.2

Net cash provided by operating activities	$80.0	$44.8	$207.0	$208.7

  Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2005 Period and the Fiscal 2004 Period (in millions):

	Fiscal 2005 Period	Fiscal 2004 Period
Net cash provided by operating activities	$207.0	$208.7
Net cash used in investing activities	(228.7)	(267.7)
Net cash used in financing activities	(141.9)	(83.4)

Net decrease in cash and cash equivalents	$(163.6)	$(142.4)

  Fiscal 2005 Period Compared to Fiscal 2004 Period

        Cash flows generated from operating activities were approximately $207.0 million for the Fiscal 2005 Period compared to approximately $208.7 million for the Fiscal 2004 Period. The overall decrease in cash flows from operating activities is primarily attributable to the decline in Fiscal 2005 Period income from operations. The decrease in income from operations during the Fiscal 2005 Period is primarily attributable to reduction in admission revenues discussed above, increases in certain operating expense items, partially offset by incremental concession and other operating revenues and the inclusion of the results of operations of theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation. Approximately $49.8 million in adjustments (primarily loss on extinguishment of debt, partially offset by incremental depreciation and amortization expense and a loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities coupled with a $1.3 million decrease in net income, partially offset by a $49.4 million increase in the changes in operating assets and liabilities contributed to the net decrease in net cash provided by operating activities. The net increase in the changes in operating assets and liabilities, and other working capital items was primarily related to the timing of certain vendor payments and income tax payments, increases in deferred revenues and trade and other receivables, partially offset by a decrease in prepaid expenses and other current assets.

        Cash flows used in investing activities totaled approximately $228.7 million for the Fiscal 2005 Period compared to cash flows used in investing activities of approximately $267.7 million for the Fiscal 2004 Period. Contributing to the decrease in cash flows used in investing activities was a decline in cash used for acquisitions, partially offset by a $22.5 million increase in capital expenditures during the Fiscal 2005 Period, which is primarily attributable to the timing of certain capital projects during the Fiscal 2005 Period. In addition, we had fewer proceeds from the disposition of assets during the Fiscal 2005 Period as compared the Fiscal 2004 Period.

        Cash flows used in financing activities were approximately $141.9 million for the Fiscal 2005 Period compared to cash flows used in financing activities of approximately $83.4 million for the Fiscal 2004 Period. The net increase in cash flows used in financing activities during the Fiscal 2005 Period is primarily attributable to increases in the Fiscal 2005 Period quarterly dividend payments and the Fiscal 2005 Period $10.0 million aggregate purchase of treasury shares.

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

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, development of the digital content network, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of approximately $130.0 million to $140.0 million in fiscal 2005, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions. During the Fiscal 2005 Period, we invested approximately $103.3 million in capital expenditures.

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

        As described in Note 3—"Formation of National CineMedia, LLC," on March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. The new company focuses on the marketing and sale of cinema advertising and promotions products, business communications and training services, and the distribution of digital alternative content. On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of September 29, 2005, RCM's wholly owned subsidiary, RCH, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. National CineMedia provides advertising and event services to Regal's, AMC's and Cinemark's theatres, respectively. As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia, which was subsequently amended on July 15, 2005 to add Cinemark as a party pursuant to which, among other things, RCM, NCN and Cinemark agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH, NCN and Cinemark respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements and, subject to obtaining relevant consents, additional agreements, as well as approximately $1.3 million in cash. As of September 29, 2005, RCH's investment in National CineMedia totaled approximately $3.5 million.

        In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the Severance Plan. Each Participant's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. Under the terms of and subject to the conditions to the Severance Plan, each Participant is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005 will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal's Class A common stock times the number of shares of such restricted stock. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan will be funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended September 29, 2005, the Company recorded total severance expense of approximately $2.0 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan during the quarter ended September 29, 2005. See Note 3—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

        On April 28, 2005, the Company acquired seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company completed the acquisition of 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The purchase price for these acquisitions totaled approximately $156.7 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 2—"Acquisitions" for further discussion of these transactions.

        Regal paid three quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 6—"Capital Stock and Stock-Based Compensation"), or approximately $131.7 million in the aggregate, during the three quarters ended September 29, 2005. On October 27, 2005, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, including outstanding restricted stock, payable on December 16, 2005, to stockholders of record on December 8, 2005. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of September 29, 2005, we had approximately $1,579.9 million outstanding under the Regal Cinemas term loan facility under the Senior Credit Facility (the "Term Facility") and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of September 29, 2005, Regal Cinemas had approximately $99.0 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.0 million was outstanding as of September 29, 2005), which reduces availability under the Revolving Facility. During October 2005, Regal Cinemas borrowed approximately $30.0 million under the $100.0 million Revolving Facility provided for under Regal Cinemas' Senior Credit Facility. As of the date of this report, Regal Cinemas had repaid approximately $15.0 million of such borrowings.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of December 30, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004. As of September 29, 2005, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein. As of September 29, 2005, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk is confined to interest rate exposure of our and our wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Facility provides for variable rate interest that could be adversely affected by an increase in interest rates. As of September 29, 2005, borrowings of approximately $1,579.9 million under the Term Facility were outstanding. Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. The base rate is the higher of Prime Rate and the Federal Funds Effective Rate plus 0.5%. The borrowings outstanding under the Term Facility bore interest of approximately 5.49% as of September 29, 2005.

        As described in Note 7 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and incorporated by reference herein, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility during the year ended December 30, 2004. A one-half percent rise in the interest rate on our unhedged variable rate indebtedness (approximately $779.9 million at September 29, 2005), would have increased reported interest expense by approximately $1.0 million for the quarter ended September 29, 2005.

        In addition, as described in Note 4—"Debt Obligations," on September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. This swap was assigned to hedge an incremental $300.0 million of variable rate liabilities under the Senior Credit Facility. Effective September 30, 2005, under the terms of the interest rate swap agreement, Regal Cinemas will pay interest at a fixed rate of 4.337% and will receive interest at a variable rate based on the 3-month LIBOR.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 29, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 29, 2005, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
4.1	Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 26, 2005, between Regal Cinemas and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the current report on Form 8-K field on September 29, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
Date: November 8, 2005	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2005	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit No.	Exhibit Description
4.1	Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 26, 2005, between Regal Cinemas and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the current report on Form 8-K field on September 29, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications