Form 10-K
period 2005-12-29
REGAL ENTERTAINMENT GROUP
filed 2006-03-14
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934d

For the fiscal year ended December 29, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K:    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act).(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2005, computed by reference to the closing price for the registrant's Class A common stock on the New York Stock Exchange on such date was $906,697,123 (48,024,212 shares at a closing price per share of $18.88).

        Shares of Class A common stock outstanding—64,775,786 shares at March 9, 2006

        Shares of Class B common stock outstanding—83,936,967 shares at March 9, 2006

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be used in connection with its 2006 Annual Meeting of Stockholders and to be filed within 120 days of December 29, 2005 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	BUSINESS
THE COMPANY
DESCRIPTION OF BUSINESS
INDUSTRY OVERVIEW AND TRENDS
THEATRE OPERATIONS
NATIONAL CINEMEDIA JOINT VENTURE
FILM DISTRIBUTION
FILM EXHIBITION
CONCESSIONS
COMPETITION
MARKETING AND ADVERTISING
MANAGEMENT INFORMATION SYSTEMS
SEASONALITY
EMPLOYEES
REGULATION
FORWARD-LOOKING STATEMENTS
Item 1A.	RISK FACTORS
Item 1B.	UNRESOLVED STAFF COMMENTS
Item 2.	PROPERTIES
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.	SELECTED FINANCIAL DATA
SELECTED HISTORICAL FINANCIAL DATA FOR REGAL ENTERTAINMENT GROUP
SELECTED HISTORICAL FINANCIAL AND OTHER DATA FOR UNITED ARTISTS
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

REGAL ENTERTAINMENT GROUP

PART I

        The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Business", "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS

THE COMPANY

        Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 ("we," "us," "our," the "Company" or "Regal"), is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia" or "RCM"), Hoyts Cinemas Corporation ("Hoyts"), United Artists Theatre Group ("UATG") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        We acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in our acquisition of these subsidiaries, see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Each of the theatre circuits operated by Regal Cinemas, United Artists and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to our acquisition of such entities. For a detailed discussion of these bankruptcy proceedings, see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

        As of December 30, 2004, we managed our business under two reportable segments—theatre exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia, LLC described more fully below under "National CineMedia Joint Venture" and in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," the established standards for reporting information about operating segments in financial statements. Accordingly, as of December 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,463 screens in 555 theatres in 40 states as of December 29, 2005, with over 244 million annual attendees for the fiscal year ended December 29, 2005. Our geographically diverse circuit includes theatres in all of the top 25 and 43 of the top 50 U.S. designated market areas. We primarily operate multi-screen theatres and have an average of 11.6 screens per location, which is well above the North American motion picture exhibition industry 2005 average of 6.2 screens per location. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. On March 29, 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a joint venture company known as National CineMedia, LLC ("National CineMedia"). On July 15, 2005, Cinemark, Inc. ("Cinemark"), through a wholly owned subsidiary, joined the National CineMedia joint venture. National CineMedia concentrates on the expansion of businesses ancillary to motion picture exhibition, such as in-theatre advertising, and the creation of new complementary business lines that improve the utilization of its partners' existing theatre assets and theatre operating personnel. Since its inception, National CineMedia has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution.

        For the fiscal year ended December 29, 2005, we reported total revenues, income from operations and net income of $2,516.7 million, $269.6 million and $91.8 million, respectively. In addition, we generated $386.4 million of cash flows from operations during the fiscal year ended December 29, 2005. EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $469.1 million, or 18.6% of total revenues, for the year ended December 29, 2005. As a result of our focus on enhancing revenues, operating efficiently, strictly controlling theatre-level costs, successfully integrating accretive acquisitions and participating in ancillary businesses through our investment in National CineMedia, we achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of financial performance or liquidity under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail below. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. See Part II, Item 7, of this Form 10-K, under the caption "Results of Operations—EBITDA" for a tabular reconciliation of net income to EBITDA and net cash provided by operating activities.

Business Strategy

        Our business strategy is to continue to enhance our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation opportunities, realizing selective growth opportunities through new theatre construction, expanding and upgrading of our existing asset base and creating incremental revenue growth by participating in the ancillary businesses of the National CineMedia joint venture. This strategy should enable us to continue to produce the free cash flow and financial flexibility necessary to provide meaningful value to our stockholders. Key elements of our strategy include:

        Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. Periodic increases in our quarterly cash dividends and the payment of two extraordinary cash dividends in the last three fiscal years demonstrates our confidence in our business and our continued commitment to providing value to stockholders. Since our initial public offering in May 2002, we have returned over $1.8 billion to our stockholders in the form of cash dividends.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities. We intend to selectively pursue accretive theatre acquisitions that enhance our asset base and improve our consolidated operating results.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations.

        Participating in National CineMedia to Generate Ancillary Revenues.    We believe that the strategy of combining the ancillary businesses of successful theatre operators, such as Regal, AMC and Cinemark, provides National CineMedia with access to theatres of the size, reach and quality necessary to capitalize on these ancillary revenue opportunities. We believe National CineMedia will generate incremental revenue and EBITDA growth by providing advertisers with an attractive alternative to traditional advertising media and leveraging its partners' existing theatre assets and personnel to create complementary business lines.

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,463 screens in 555 theatres in 40 states across the nation. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership positions us to capitalize on favorable attendance trends and attractive consolidation opportunities.

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

        Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. We have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of 17 theatre circuits since 1995. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 29, 2005, approximately 71% of our screens were located in theatres featuring stadium seating. As of December 29, 2005, approximately 81% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 11.6 screens per location, which is well above the North American motion picture exhibition industry 2005 average of 6.2 screens per location. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2005, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $175.9 million in the aggregate. On February 7, 2006, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 17, 2006 to our stockholders of record on March 9, 2006. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business which has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.4 billion attendees in 2005. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. For example, between 1976 and 1978 attendance increased by 17.9%, only to decrease by 9.5% between 1978 and 1980. The industry has experienced similar increases in attendance followed by attendance declines from 1980 through 1986, from 1986 through 1991 and from 1991 through 2000. Recently, attendance increased from 1.42 billion in 2000 to 1.64 billion in 2002, or 15.5%. Since 2002, attendance has declined to 1.40 billion patrons in 2005. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

        Over the past decade, the domestic motion picture exhibition industry experienced a period of extraordinary new theatre construction. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. This industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format, which typically includes 10 or more screens per theatre and enhanced features such as stadium seating, improved projection quality and superior sound systems. Generally, a modern megaplex is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996.

        We believe that due to the financial difficulties experienced by many exhibitors in the late 1990's and because many major exhibitors have updated their theatre portfolios to the current megaplex format, most major exhibitors have reduced their capital spending as compared to the late 1990's. As a result, we believe that the rate of new screen growth has returned to historical growth patterns existing prior to the late 1990's expansion. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format.

        More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors licensed their films to the domestic exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has shortened. We believe that the contraction in the average theatrical release window reflects the shorter period of time in which the average motion picture is able to generate meaningful revenue in its theatrical exhibition license period. As a consequence, we believe that the shrinking of the theatrical release window over the past five to six years has not represented a material change in the studio/exhibition distribution model. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events. Since 1994, average movie ticket prices have increased at a compound annual growth rate of only 4%.

        However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window and have increased our focus on the theatrical release window during our film exhibition decisions. Our discussions with several film studios lead us to believe that these studios continue to realize the value of maintaining meaningful theatrical release windows for both distribution and exhibition companies. Consequently, we believe a further material contraction in the theatrical release window is unlikely, but should such a contraction occur we believe that it could significantly impact our business, financial condition and results of operations.

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,463 screens in 555 theatres in 40 states as of December 29, 2005. We operate theatres in all of the top 25 and 43 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 29, 2005:

State	Locations	Number of Screens
California	102	1,171
Florida	52	713
New York	50	533
Washington	33	308
Pennsylvania	25	302
Virginia	26	292
Ohio	23	279
Texas	21	279
Georgia	16	233
Oregon	21	206
North Carolina	19	185
South Carolina	13	161
Tennessee	12	156
New Jersey	12	155
Maryland	13	166
Massachusetts	12	122
Colorado	12	112
Nevada	8	102
Alabama	6	82
Indiana	6	82
Idaho	5	72
Illinois	4	67
Louisiana	6	60
New Mexico	7	58
Connecticut	5	57
Mississippi	7	56
New Hampshire	6	51
Hawaii	4	47
Alaska	5	43
Minnesota	3	43
Maine	4	38
Arkansas	3	36
Missouri	2	36
Delaware	2	33
Michigan	2	22
West Virginia	2	22
Arizona	2	21
Kentucky	1	16
Oklahoma	1	16
Wisconsin	1	16
District of Columbia	1	14

Total	555	6,463

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

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal Entertainment University," which is held at our corporate office. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

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

NATIONAL CINEMEDIA JOINT VENTURE

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a joint venture company known as National CineMedia. On July 15, 2005, Cinemark, through a wholly owned subsidiary, joined the National CineMedia joint venture. National CineMedia concentrates on the expansion of ancillary businesses, such as in-theatre advertising, and the creation of new complementary business lines that improve the utilization of its partners' existing theatre assets and theatre operating personnel. Since its inception, National CineMedia has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution. We believe that the strategy of combining the ancillary businesses of successful theatre operators, such as Regal, AMC and Cinemark, provides National CineMedia with access to theatres of the size, reach and quality necessary to capitalize on these ancillary revenue opportunities.

        With respect to in-theatre advertising, National CineMedia provides advertisers with an attractive alternative to traditional advertising media by allowing them to target a large and desirable customer base and to improve efficiency and reduce the cost of in-theatre advertising. We believe on-screen and in-lobby advertising allow advertisers to achieve high impact appeal due to the engaged nature of the movie audience and the sound and projection capabilities of its motion picture theatres. We believe that National CineMedia's digital video and communications technologies have improved the quality of our on-screen advertising business and marketing and promotions business. National CineMedia has created a "digital pre-show" that they have branded "The First Look," which melds 30 and 60 second high quality advertising segments with original entertaining and informative content provided by national media companies, such as NBC, Turner Broadcasting, Universal Entertainment and Sony Pictures Entertainment. We believe that National CineMedia's advertising business generates attractive margins because it is able to demand attractive pricing from advertisers and leverage its partners' existing theatre assets and personnel.

        In addition, National CineMedia rents theatres on an individual or networked basis for seminars, corporate training, business meetings, church services, distance learning or business communication uses and product and customer research. Theatre rentals allow National CineMedia to utilize its partners' assets more effectively during non-peak movie-going periods, including Monday through Thursday and Friday, Saturday, and Sunday mornings. We believe that National CineMedia will also generate additional revenues in the future as it continues to expand its ancillary business activities. These activities include creating a new kind of national digital distribution network utilizing its partners' asset bases for the distribution of music, education, sports, entertainment and other forms of digital content to paying customers as well as for educational and promotional purposes. In another initiative, National CineMedia is currently assisting its partners in the deployment of digital cinema equipment. National CineMedia's objective is to work with the manufacturers of digital cinema equipment to reduce the equipment's cost through efficient volume purchasing on behalf of its partners and other exhibitors that choose to participate. National CineMedia may also seek to develop an efficient financing structure for the purchase of the digital cinema equipment.

        As discussed in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to a 35% administrative fee payable to National CineMedia to service such contracts. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by, and the number of theatre patrons of, the applicable exhibitor's theatres for any measurement period. We record net revenues derived from these contracts as a component of other operating revenues in the Company's financial statements.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising.

FILM EXHIBITION

        Evaluation of Film.    We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film may include cast, producer, director, genre, budget, comparative film performances and various other market conditions. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as the availability of commercially successful motion pictures.

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone.

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will allocate films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor.

        Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the "firm term" formula, a "review or settlement" formula and a "sliding scale" formula. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Under the review or settlement formula, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent. Lastly, under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance.

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. No single distributor dominates the market for an annual period, however according to industry sources, ten major film distributors reportedly accounted for 87% of the industry's admissions revenues and 48 of the top 50 grossing films during 2004. We license films from each of the major distributors and believe that our relationships with these distributors are excellent. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 26.2% of our total revenues from concessions sales during fiscal 2005. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the shortening of the theatrical release window over the past five to six years does not represent a material change in the studio/exhibition distribution model. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window and have increased our focus on the theatrical release window during our film exhibition decisions. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

        In addition, National CineMedia competes with other forms of marketing media, including television, radio and billboards, as well as advertising in shopping centers, airports, stadiums, supermarkets and public transportation. While we believe that in-theatre advertising and promotions are becoming increasingly common and very effective, advertisers may choose alternative methods of conveying their messages. If this occurs, it may have an adverse effect on National CineMedia's ancillary business activities and may affect our results of operations and cash flows.

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

        We have a frequent moviegoer loyalty program, named the Regal Crown Club, in all of our markets. Regal Crown Club members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have recently implemented a new point-of-service solution, which provides for enhanced capabilities and efficiency within our theatre operations. We continue to expand our ability to sell tickets remotely by using Internet ticketing partners (fandango.com and movietickets.com) and by deploying self-service customer activated terminals (CATs) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through our Internet partners. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

        Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events of National CineMedia, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show starting times with approved advertising graphics. The sales and attendance information developed by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

SEASONALITY

        Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as studios are releasing motion pictures somewhat more evenly throughout the year.

EMPLOYEES

        As of March 1, 2006, we employed approximately 24,602 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard and except as set forth in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

FORWARD-LOOKING STATEMENTS

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed under "Risk Factors" below.

Item 1A. RISK FACTORS

        Investing in our securities involves a significant degree of risk. In addition to the other information contained in this annual report, you should consider the following factors before investing in our securities.

  Our substantial lease and debt obligations could impair our financial condition.

        We have substantial lease and debt obligations. For fiscal 2005, our total rent expense and net interest expense were approximately $310.5 million and $117.3 million, respectively. As of December 29, 2005, we had total debt obligations of $1,984.5 million. As of December 29, 2005, we had total contractual cash obligations of approximately $6,346.2 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K below.

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

        In recent years, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 29, 2005, approximately 71% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

  Our investment in and revenues from National CineMedia may be negatively impacted by the competitive environment in which National CineMedia operates.

        We maintain an investment in National CineMedia. National CineMedia's in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that National CineMedia's in-theatre advertising format will be favorably received by the theatre-going public. If National CineMedia is unable to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, its results of operations may be adversely affected and our investment in and revenues from National CineMedia may be adversely impacted.

  An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices.

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other delivery vehicles for a period of time, commonly called the theatrical release window. We believe that a material contraction of the current theatrical release window could significantly dilute the consumers appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

        The film distribution business is highly concentrated, with ten major film distributors reportedly accounting for 87% of industry admissions revenues and 48 of the top 50 grossing films during 2004. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

  We depend on our senior management.

        Our success depends upon the retention of our senior management, including Michael Campbell, our Chairman and Chief Executive Officer. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

  The interests of our controlling stockholder may conflict with your interests.

        Anschutz Company owns substantially all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 29, 2005, Anschutz Company controlled approximately 82% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

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

  Substantial sales of our Class A common stock could cause the market price for our Class A common stock to decline.

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

        As of March 9, 2006, we had outstanding 83,936,967 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

        Additionally, as of March 9, 2006, approximately 4,753,816 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.6901 to $17.83. Of such options, as of March 9, 2006, 2,151,256 were exercisable. All of such shares subject to options are registered and will be freely tradable when the option is exercised unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

        Anschutz Company, Oaktree's Principal Activities Group and certain other stockholders are able to sell their shares pursuant to the registration rights that we have granted. We cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz Company, Oaktree's Principal Activities Group or our directors or executive officers of their shares of our common stock.

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

        We are a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

  Hedging transactions and other transactions.

        We have entered into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held by Credit Suisse First Boston International at the time the Convertible Senior Notes were issued. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the Convertible Senior Notes. In connection with these hedging arrangements, Credit Suisse First Boston International has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the Convertible Senior Notes. Such hedging arrangements could increase the price of our Class A common stock. Credit Suisse First Boston International is likely to modify its hedge positions from time to time prior to conversion, redemption or maturity of the Convertible Senior Notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

        As of December 29, 2005, there are no unresolved comments from the Securities and Exchange Commission staff regarding any of our periodic or current reports filed under the Exchange Act.

Item 2. PROPERTIES

        As of December 29, 2005, we operated 474 of our theatres pursuant to lease agreements and owned the land and buildings for 81 theatres. For a December 29, 2005 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.

        The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our corporate office is located in approximately 96,450 square feet of owned space in Knoxville, Tennessee. We believe that these facilities are adequate for our operations.

Item 3. LEGAL PROCEEDINGS

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the caption "Other" in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 29, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 29, 2005, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	52	Chairman of the Board of Directors and Chief Executive Officer
Gregory W. Dunn	46	President and Chief Operating Officer
Amy E. Miles	39	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	45	Executive Vice President, General Counsel and Secretary

        Michael L. Campbell is our Chairman and Chief Executive Officer. Mr. Campbell has served as a director since March 2002 and is a member of our Executive Committee. Mr. Campbell served as our Co-Chairman of the Board and Co-Chief Executive Officer since March 2002. Mr. Campbell became our Chief Executive Officer and Chairman of the Board in May 2005. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Eon Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on its executive committee of the board of directors.

        Gregory W. Dunn is our President and Chief Operating Officer. Mr. Dunn served as an Executive Vice President and Chief Operating Officer of Regal since March 2002 and became President of Regal in May 2005. Mr. Dunn served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles is our Executive Vice President, Chief Financial Officer and Treasurer and has served as such since March 2002. Ms. Miles served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as such since March 2002. Mr. Brandow served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings. Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

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

	Fiscal 2005
	High	Low
First Quarter (December 31, 2004—March 31, 2005)	$21.03	$18.96
Second Quarter (April 1, 2005—June 30, 2005)	21.50	18.24
Third Quarter (July 1, 2005—September 29, 2005)	20.39	17.95
Fourth Quarter (September 30, 2005—December 29, 2005)	20.43	18.11
	Fiscal 2004(1)
	High	Low
First Quarter (January 2, 2004—April 1, 2004)	$22.05	$19.55
Second Quarter (April 2, 2004—July 1, 2004)	23.31	17.35
Third Quarter (July 2, 2004—September 30, 2004)	19.31	17.73
Fourth Quarter (October 1, 2004—December 30, 2004)	21.75	18.95

(1)
On June 2, 2004, the Company paid an extraordinary cash dividend of $5.00 per share, on each share of Class A and Class B common stock. See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.

        On March 9, 2006, there were 119 stockholders of record of our Class A common stock and two stockholders of record of our Class B common stock.

  Dividend Policy

        During fiscal 2004, we paid to our stockholders two quarterly cash dividends of $0.18 per share, one quarterly cash dividend of $0.20 per share and one quarterly cash dividend of $0.30 per share on each share of our Class A and Class B common stock, or approximately $123.7 million in the aggregate. On June 2, 2004, we paid to our stockholders an extraordinary cash dividend of $5.00 per share on each outstanding share of Class A and Class B common stock totaling approximately $718.3 million in the aggregate. During fiscal 2005, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $175.9 million in the aggregate. On February 7, 2006, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 17, 2006 to our stockholders of record on March 9, 2006. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

  Share Repurchase Program

        During fiscal 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of its outstanding Class A common stock within a twelve month period. During the second fiscal quarter of 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no other repurchases of its outstanding Class A common stock during fiscal 2005 or during fiscal 2004. Also, during fiscal 2005, the Company's board of directors extended the share repurchase program for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase.

  Issuer Purchases of Equity Securities

        None.

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

        We present below selected historical consolidated financial data for Regal based on historical data (i) for the period ended January 3, 2002, considering the historical results for United Artists for the period from March 2, 2001 to January 3, 2002, and Edwards for the period from September 29, 2001 to December 27, 2001 (the fiscal 2001 periods in which Anschutz controlled United Artists and Edwards, "the period under common control"), (ii) for the fiscal year ended December 26, 2002, considering the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002, the date upon which Anschutz is deemed to have acquired its controlling equity interest in Regal Cinemas, Inc.), (iii) for the fiscal year ended January 1, 2004, considering the results of operations of United Artists, Regal Cinemas, and Edwards from December 27, 2002 and Hoyts from March 28, 2003, (iv) for the fiscal year ended December 30, 2004, considering the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of seven theatres acquired during the quarter ended July 1, 2004 and the 28 operating theatres acquired from Signature Theatres on September 30, 2004 (the "fiscal 2004 acquisitions") for periods subsequent to the respective acquisition dates, and (v) for the fiscal year ended December 29, 2005, considering the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts and the fiscal 2004 acquisitions from December 31, 2004, the results of operations of seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 for periods subsequent to the respective acquisition dates. The fiscal year ended January 1, 2004 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 29, 2005, December 30, 2004, January 1, 2004 and December 26, 2002 and the period ended January 3, 2002 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operation on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year Ended December 29, 2005	Fiscal year Ended December 30, 2004	Fiscal year Ended January 1, 2004(1)	Fiscal Year Ended December 26, 2002	Period Under Common Control Ended January 3, 2002
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,516.7	$2,468.0	$2,489.9	$2,140.2	$556.9
Income from operations	269.6	321.1	379.1	283.6	34.1
Net income	91.8	82.5	185.4	117.2	4.9
Earnings per diluted share	0.59	0.55	1.30	0.79	0.28
Dividends per common share(2),(3)	$1.20	$5.86	$5.65	$0.15	$—
	As of or for the fiscal year ended December 29, 2005	As of or for the fiscal year ended December 30, 2004	As of or for the fiscal year ended January 1, 2004(1)	As of or for the fiscal year ended December 26, 2002	As of or for the period ended January 3, 2002
	(in millions, except operating data)
Other financial data:
Cash flow provided by operating activities	$386.4	$387.4	$476.1	$373.2	$61.6
Cash flow (used in) provided by investing activities	(243.0)	(306.2)	(181.9)	(115.0)	9.4
Cash flow (used in) provided by financing activities(2),(3)	(191.0)	(126.1)	(281.4)	(50.2)	21.5
Balance sheet data at period end:
Cash and cash equivalents	$196.3	$243.9	$288.8	$276.0	$68.0
Total assets	2,532.8	2,542.4	2,449.8	2,310.2	1,122.7
Total debt obligations	1,984.5	2,005.8	1,227.2	678.4	438.9
Stockholders' equity	29.9	69.0	794.9	1,270.8	383.0
Operating data:
Theatre locations	555	558	550	524	252
Screens	6,463	6,273	6,045	5,663	2,214
Average screens per location	11.6	11.2	11.0	10.8	8.8
Attendance (in millions)	244.3	253.8	265.6	241.4	63.9
Average ticket price	$6.80	$6.53	$6.36	$6.02	$5.99
Average concessions per patron	$2.70	$2.51	$2.43	$2.44	$2.40

(1)
Fiscal year ended January 1, 2004 was comprised of 53 weeks.

(2)
Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.

(3)
Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock. See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.

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

	Reorganized Company	Historical Company(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001
	(in millions)
Revenue:
Admissions	$322.2	$69.1
Concession sales	130.1	26.9
Other	19.2	3.2

Total revenue	471.5	99.2
Costs and expenses:
Film rental and advertising expenses	179.3	36.2
Direct concession costs	14.8	3.1
Other operating expenses	181.4	35.7
Sale and leaseback rentals	14.8	2.9
General and administrative	16.8	3.2
Depreciation and amortization	35.6	6.8
Asset impairments, lease exit and restructure costs(2)	2.9	1.1
Gain on disposition of assets, net	(2.1)	(4.6)

Total costs and expenses	443.5	84.4

Operating income from continuing operations	28.0	14.8

Net income available to common stockholders	$3.2	$534.4

	Reorganized Company	Historical Company(1)
	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001
	(in millions, except operating data)
Other financial data:
Cash flow provided by (used in) operating activities	$38.8	$(2.7)
Cash flow provided by investing activities	6.1	2.7
Cash flow provided by (used in) financing activities	(22.0)	2.6
Balance sheet data at period end:
Cash and cash equivalents	$23.5	$7.5
Total assets	453.6	422.5
Total debt(3)	248.6	727.5
Stockholders' equity (deficit)	99.4	(519.3)
Operating data:
Theatre locations	205	214
Screens	1,574	1,590
Average screens per location	7.7	7.4
Attendance (in millions)	54.7	12.0
Average ticket price	$5.89	$5.76
Average concessions per patron	$2.38	$2.24

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

(3)
Total debt at March 1, 2001 includes $716.4 million of debt that is a liability subject to compromise as part of United Artists' reorganization.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years December 29, 2005, December 30, 2004 and January 1, 2004. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

        We conduct our operations primarily through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,463 screens in 555 theatres in 40 states as of December 29, 2005. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations.

        We also maintain an investment in National CineMedia, which focuses on the expansion of ancillary businesses, such as in-theatre advertising and complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. In addition, National CineMedia provides us with revenues from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film, the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. ("RCI") when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in RCI for a controlling equity interest in Regal Cinemas immediately thereafter. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the consolidated financial statements included Part II, Item 8 of this Form 10-K.

        The Company's consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas. These controlling equity interests have been recorded in the Company's consolidated financial statements at Anschutz's combined historical cost basis. The results of operations of the Hoyts theatre locations acquired on March 28, 2003, the seven theatres acquired during the quarter ended July 1, 2004, the 28 operating theatres acquired from Signature Theatres on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal on July 21, 2005 (see Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, as of December 29, 2005, Regal CineMedia Holdings, LLC ("RCH"), a wholly owned subsidiary of RCM, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31,

2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at the theatres of National CineMedia partners and other third party exhibition companies, through an agreed upon formula based generally on screen count or attendance. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this joint venture arrangement.

        As of December 30, 2004, we managed our business under two reportable segments—theatre exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia, LLC, the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," the established standards for reporting information about operating segments in financial statements. Accordingly, as of December 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Results of Operations

        The 2005 fiscal year was a challenging year for the industry and the Company. Based on our review of industry sources, national box office revenues were estimated to have declined five to six percent for the calendar year of 2005 in comparison to the calendar year of 2004. While we believe that the 2005 national box office revenues benefited from increased average ticket prices per patron and the solid performance of a few select films, which largely contributed to an increase in average concession revenues per patron, these factors could not offset the overall decline in the 2005 national attendance and box office revenues. We believe the lack of commercially appealing films in general resulted in the 2005 decline in attendance and lackluster box office results.

        Our total revenue for the year ended December 29, 2005 ("Fiscal 2005 Period") was $2,516.7 million, a 2.0% increase over total revenue of $2,468.0 million for the year ended December 30, 2004 ("Fiscal 2004 Period"). Our Fiscal 2005 Period box office results were favorably impacted by a 4.1% increase in average ticket prices, largely offset by a 3.7% decline in attendance. The decline in the Fiscal 2005 Period attendance was partially mitigated by the inclusion of the results of operations of the 30 Signature Theatres locations acquired on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Since the R/C and Eastern Federal acquisitions occurred subsequent to the Fiscal 2004 Period, the results of operations of such theatres were not included in the Fiscal 2004 Period results. In addition, the Fiscal 2005 Period results include the results of operations of the acquired Signature Theatres for a full twelve months, whereas the results of operations of Signature Theatres were excluded from the first nine months of the Fiscal 2004 Period because the acquisition did not occur until September 30, 2004. Excluding the impact of the incremental attendance from these theatres, the Company's Fiscal 2005 Period total attendance declined by approximately 9.2%. The increase in average ticket prices was not enough to offset the Company's Fiscal 2005 Period attendance per average screen decline of 6.9%, resulting in a decline in the average screen box office revenues of 3.0%. Based on certain industry sources, on a same screen basis, the percentage by which the Company's Fiscal 2005 Period calendar box office revenue declined from the prior year comparative period approximated the percentage by which industry box office revenue declined for the same time period. During the Fiscal 2005 Period, we experienced growth in average concession revenues per patron and other operating revenues. The growth in average concession revenues per patron was attributable to changes in our product mix (including certain pricing and size changes) and the increased breadth of family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period. Increases in advertising revenues and revenues from our vendor marketing programs contributed to the increase in other operating revenues for the Fiscal 2005 Period.

        Income from operations decreased 16.0% to $269.6 million for the Fiscal 2005 Period compared to $321.1 million in the Fiscal 2004 Period. Net income increased to $91.8 million in the Fiscal 2005 Period compared to net income of $82.5 million in the Fiscal 2004 Period. Earnings per diluted share increased to $0.59 for the Fiscal 2005 Period compared to $0.55 during the Fiscal 2004 Period. EBITDA was $469.1 million for the Fiscal 2005 Period, an increase of 13.8% from $412.2 million in the Fiscal 2004 Period and represented an EBITDA margin of 18.6%. The decline in income from operations is primarily attributable to the decline in attendance during the Fiscal 2005 Period coupled with increases in certain operating expenses incurred during the Fiscal 2005 Period, partially offset by incremental admission, concession and other operating revenues as described more fully below. The increase in net income, earnings per diluted share and EBITDA and EBITDA margin during the Fiscal 2005 Period is primarily attributable to a loss on extinguishment of debt of $76.1 million recorded in the Fiscal 2004 Period, partially offset by incremental interest expense associated with the refinancing transactions consummated in connection with the extraordinary dividend transaction described further in Notes 1 and 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under "Results of Operations—EBITDA."

        During the Fiscal 2005 Period, we made significant progress with our strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2005 Period totaled approximately $175.9 million. In spite of the downturn in the Fiscal 2005 Period attendance, we continued to generate significant cash flows from operations and ended the year with approximately $196.3 million of cash and cash equivalents. Our cash position supports our commitment to returning value to our shareholders in the form of dividends.

  •
  In connection with our share repurchase program, which provides for the authorization to repurchase up to $50 million of our outstanding Class A common stock, during fiscal 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no other repurchases of its outstanding Class A common stock during fiscal 2005.

  •
  On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this joint venture arrangement. Our investment in National CineMedia contributed incremental revenue and EBITDA for the Fiscal 2005 Period.

  •
  On April 28, 2005, the Company acquired from R/C Theatres seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia for a cash purchase price of $31.5 million, subject to post-closing adjustments. On July 21, 2005, the Company acquired from Eastern Federal Corporation 21 theatres and 230 screens in Florida, North Carolina and South Carolina for a purchase price of $125.2 million, subject to post-closing adjustments. During the Fiscal 2005 Period, these acquisitions contributed approximately 4.3 million attendees or 1.8% to our total attendance. These acquisitions are consistent with our commitment to consummate accretive acquisitions that enhance our asset base and improve our consolidated operating results.

  •
  In addition to the Fiscal 2005 acquisitions, we opened 12 new theatres with 175 screens, added 11 screens through expansion of our existing facilities and closed 43 theaters with 302 screens, ending the Fiscal 2005 Period with 555 theaters and 6,463 screens.

        We are optimistic regarding the 2006 film slate and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2006 appears to be another year of high-profile releases such as Ice Age 2, X-Men 3, Over the Hedge, The Poseidon Adventure, Mission Impossible 3, The Da Vinci Code, Cars, Pirates of the Caribbean 2, Superman Returns and Charlotte's Web.

        We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $135 million to $150 million for fiscal 2006, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2006 year, we are expecting a modest rebound in attendance as a result of the upcoming high-profile film releases described above and increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2006 admission and concessions revenues to be supported by our continued focus on efficient theatre operations and incremental growth from our fiscal 2005 acquisitions and our investment in National CineMedia. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, efficient operations, selective upgrades and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2005 Period, Fiscal 2004 Period and the year ended January 1, 2004 (the "Fiscal 2003 Period") (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2005 Period		Fiscal 2004 Period		Fiscal 2003 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,662.2	66.0%	$1,657.9	67.2%	$1,690.0	67.9%
Concessions	659.8	26.2	636.4	25.8	646.2	26.0
Other operating revenues	194.7	7.8	173.7	7.0	153.7	6.1

Total revenue	2,516.7	100.0	2,468.0	100.0	2,489.9	100.0
Operating expenses:
Film rental and advertising costs(1)	886.7	53.3	878.5	53.0	908.9	53.8
Cost of concessions(2)	96.4	14.6	94.9	14.9	92.9	14.4
Rent expense(3)	310.5	12.3	287.0	11.6	278.5	11.2
Other operating expense(3)	668.8	26.6	638.1	25.9	603.1	24.2
General and administrative expenses(3)	61.3	2.4	63.5	2.6	62.1	2.5
Depreciation and amortization(3)	199.3	7.9	174.6	7.1	158.5	6.4
Restructuring expenses and amortization of deferred stock compensation(3)	6.6	0.3	6.4	0.3	8.9	0.4
Net loss (gain) on disposal and impairment of operating assets(3)	11.6	0.5	(1.4)	(0.1)	(2.1)	(0.1)
Equity in earnings of joint venture including former employee compensation(3)	5.9	0.2	—	—	—	—
Net loss on lawsuit settlements(3)	—	—	5.3	0.2	—	—

Total operating expenses(3)	2,247.1	89.3	2,146.9	87.0	2,110.8	84.8

Income from operations(3)	269.6	10.7	321.1	13.0	379.1	15.2
Interest expense, net(3)	117.3	4.7	95.6	3.9	72.0	2.9
Provision for income taxes(3)	60.7	2.4	59.5	2.4	121.2	4.9
Net income(3)	91.8	3.6	82.5	3.3	185.4	7.4
EBITDA(3),(4)	$469.1	18.6	$412.2	16.7	$537.1	21.6
Attendance	244.3		253.8		265.6
Average ticket price(5)	$6.80	*	$6.53	*	$6.36	*
Average concession per patron(6)	$2.70	*	$2.51	*	$2.43	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
EBITDA represents earnings before interest, taxes, depreciation and amortization. See "—Results of Operations—EBITDA" below for a tabular reconciliation of net income to EBITDA and net cash provided by operating activities.

(5)
Calculated as admissions revenue/attendance.

(6)
Calculated as concessions revenue/attendance.

Fiscal 2005 Period Compared to Fiscal 2004 Period

  Admissions

        Total admissions revenues increased $4.3 million, or 0.3%, to $1,662.2 million for the Fiscal 2005 Period, from $1,657.9 million for the Fiscal 2004 Period. Our Fiscal 2005 Period box office results were favorably impacted by a 4.1% increase in average ticket prices, largely offset by a 3.7% decline in attendance. The decline in the Fiscal 2005 Period attendance was partially mitigated by the inclusion of the results of operations of the 30 Signature Theatres locations acquired on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from

Eastern Federal Corporation on July 21, 2005. Since the R/C and Eastern Federal acquisitions occurred subsequent to the Fiscal 2004 Period, the results of operations of such theatres were not included in the Fiscal 2004 Period results. In addition, the Fiscal 2005 Period results include the results of operations of the acquired Signature Theatres for a full twelve months, whereas the results of operations of Signature Theatres were excluded from the first nine months of the Fiscal 2004 Period because the acquisition did not occur until September 30, 2004. Excluding the impact of the incremental attendance from these theatres, the Company's Fiscal 2005 Period total attendance declined by approximately 9.2%. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding these acquisitions. The increase in the Fiscal 2005 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. The increase in the average ticket prices per patron for the Fiscal 2005 Period was not enough to offset the Company's Fiscal 2005 Period attendance per average screen decline of 6.9%, resulting in a decline in per average screen box office revenues of 3.0%. Based on certain industry sources, on a same screen basis, the percentage by which the Fiscal 2005 Period calendar box office revenues declined from the prior year comparative period approximated the percentage by which industry box office revenue declined for the same time period.

  Concessions

        Total concessions revenues increased $23.4 million, or 3.7%, to $659.8 million for the Fiscal 2005 Period, from $636.4 million for the Fiscal 2004 Period. The increase in concessions revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was due to a 7.6% increase in average concessions per patron, partially offset by a 3.7% decrease in attendance. The net increase in the Fiscal 2005 Period concessions revenue and average concessions per patron was primarily attributable to changes in our concessions product mix (including certain pricing and size changes) and the increased breadth of family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period.

  Other Operating Revenues

        Total other operating revenues increased $21.0 million, or 12.1%, to $194.7 million for the Fiscal 2005 Period, from $173.7 million for the Fiscal 2004 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia prior to the formation of the National CineMedia, the activities of the National CineMedia joint venture subsequent to its formation, marketing revenues from our vendor marketing programs and game revenues. The increase in other operating revenues was primarily attributable to increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation.

  Film Rental and Advertising Costs

        During the Fiscal 2005 Period, film rental and advertising costs as a percentage of admissions revenues increased to 53.3% as compared to 53.0% in the Fiscal 2004 Period. The increases in film rental and advertising costs during the Fiscal 2005 Period as a percentage of box office revenues was a result of film product mix and higher film rental cost associated with certain Fiscal 2005 films such as Star Wars: Episode III—Revenge of the Sith.

  Cost of Concessions

        Cost of concessions as a percentage of concessions revenues decreased to 14.6% in the Fiscal 2005 Period as compared to 14.9% in the Fiscal 2004 Period. The decrease in the cost of concessions as a percentage of concession revenues during the Fiscal 2005 Period was primarily attributable to the mix of concession product.

  Rent Expense

        Rent expense increased $23.5 million or 8.2% to $310.5 million in the Fiscal 2005 Period, from $287.0 million in Fiscal 2004 Period. Rent expense as a percentage of total revenues increased to 12.3% in the Fiscal 2005 Period, from 11.6% in the Fiscal 2004 Period. The increase in rent expense in the Fiscal 2005 Period was primarily attributable to incremental rent from the inclusion of the theatres purchased in the Signature, R/C and Eastern Federal acquisitions.

  Other Operating Expenses

        For the Fiscal 2005 Period, other operating expenses increased $30.7 million, or 4.8%, to $668.8 million, from $638.1 million in the Fiscal 2004 Period. Other operating expenses as a percentage of total revenues increased to 26.6% in the Fiscal 2005 Period, from 25.9% in the Fiscal 2004 Period. The increase in total other operating expenses in the Fiscal 2005 Period was primarily attributable to added costs associated with the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation.

  General and Administrative Expenses

        General and administrative expenses decreased $2.2 million, or 3.5%, to $61.3 million during the Fiscal 2005 Period, from $63.5 million in the Fiscal 2004 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.4% during the Fiscal 2005 Period, from 2.6% in the Fiscal 2004 Period. The decrease in general and administrative expenses during the Fiscal 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by increases in legal and professional fees, of which approximately $1.0 million related to expenses in connection with the National CineMedia transaction.

  Depreciation and Amortization

        Depreciation and amortization increased $24.7 million, or 14.1%, to $199.3 million in the Fiscal 2005 Period, from $174.6 million in the Fiscal 2004 Period. The increase in depreciation and amortization during the Fiscal 2005 Period was primarily due to incremental depreciation and amortization from the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation.

  Income from Operations

        Income from operations totaled approximately $269.6 million for the Fiscal 2005 Period, which represents a decrease of $51.5 million or 16.0%, from $321.1 million in the Fiscal 2004 Period. The decrease in income from operations during the Fiscal 2005 Period was primarily attributable to increases in certain operating expense items such as rent, depreciation and amortization associated with the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation, incremental costs (including severance expense of $7.4 million) associated with the formation of the National CineMedia joint venture arrangement, a net loss on the disposal and impairment of operating assets, partially offset by incremental admissions, concessions and other operating revenues and the inclusion of the results of operations of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation, including certain realized benefits associated with the integration of such acquisitions.

  Interest Expense

        Net interest expense increased $21.7 million, or 22.7%, to $117.3 million in the Fiscal 2005 Period, from $95.6 million in the Fiscal 2004 Period. The increase in interest expense in the Fiscal 2005 Period was principally due to higher outstanding indebtedness as a result of the financing arrangements entered into for the payment of our June 2004 extraordinary dividend consummated in the Fiscal 2004 Period described further in Notes 1 and 5 to the consolidated financial statements included Part II, Item 8 of this Form 10-K.

  Income Taxes

        The provision for income taxes of $60.7 million and $59.5 million for the Fiscal 2005 Period and the Fiscal 2004 Period reflect effective tax rates of approximately 39.8% and 41.9%, respectively. The effective tax rate for each period reflects the impact of certain non-deductible expenses. The reduction in the effective tax rate from the Fiscal 2004 Period to the Fiscal 2005 Period was primarily attributable to management's determination during 2004 that it was more likely than not that certain state tax attributes would not be realized.

        As discussed in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K during 2005, the Internal Revenue Service ("IRS") examined the Company's 2002 and 2003 federal income tax returns. In October 2005, the examination of the Company's federal tax returns for such years was completed, and the Company and the IRS agreed to certain adjustments to the years under audit. Such adjustments did not have a material impact on the Company's provision for income taxes.

  Net Income

        Net income totaled $91.8 million for the Fiscal 2005 Period, which represents an increase of $9.3 million, from $82.5 million in the Fiscal 2004 Period. The increase in net income for the Fiscal 2005 Period was primarily attributable to a $76.1 million reduction in a loss on extinguishment of debt related to the Fiscal 2004 Period refinancing transactions described in Notes 1 and 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by the decline in operating income and incremental interest expense described above.

Fiscal 2004 Period Compared to Fiscal 2003 Period

  Admissions

        Total admissions revenues decreased $32.1 million, or 1.9%, to $1,657.9 million for the Fiscal 2004 Period, from $1,690.0 million for the Fiscal 2003 Period. The Fiscal 2003 Period results were favorably impacted by the timing of the Fiscal 2003 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2004 Period. The additional week of operations was significant in that it accounted for approximately 3.8% of the Fiscal 2003 Period total attendance. Offsetting the impact of the timing of the Fiscal 2003 Period, the Fiscal 2004 Period results benefited from the results of operations of the acquired Hoyts Cinemas theatres for all periods, whereas the results of operations of the acquired Hoyts Cinemas theatres were excluded from the first three months of the Fiscal 2003 Period because the Hoyts Cinemas acquisition did not occur until March 28, 2003. In addition, the Fiscal 2004 Period includes results of operations of 35 operating theatres acquired during the second and third quarters of 2004. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding these acquisitions. As a net result of the above factors, the Fiscal 2004 Period box office results were negatively impacted by a net decline in attendance of approximately 4.4%, partially offset by a 2.7% increase in average ticket prices per patron due to increases in retail ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period. On a same screen basis, the Company's 2004 calendar box office growth approximated the industry box office growth for the comparative time period in the prior year.

  Concessions

        Total concessions revenues decreased $9.8 million, or 1.5%, to $636.4 million for the Fiscal 2004 Period, from $646.2 million for the Fiscal 2003 Period. The decrease in concessions revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was due to a 4.4% decrease in attendance, partially offset by a 3.3% increase in average concessions per patron. The net increase in Fiscal 2004 Period concessions per patron was primarily attributable to price increases and a favorable film product mix in the second and third quarters of the Fiscal 2004 Period.

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

  Film Rental and Advertising Costs

        Film rental and advertising costs decreased $30.4 million, or 3.3%, to $878.5 million in the Fiscal 2004 Period, from $908.9 million in the Fiscal 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 53.0% in the Fiscal 2004 Period as compared to 53.8% in the Fiscal 2003 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2004 Period was a result of a favorable film product mix and a continued focus on managing advertising costs.

  Cost of Concessions

        Cost of concessions increased $2.0 million, or 2.2%, to $94.9 million in the Fiscal 2004 Period, from $92.9 million in the Fiscal 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.9% in the Fiscal 2004 Period as compared to 14.4% in the Fiscal 2003 Period. The increase in the cost of concessions and costs of concessions as a percentage of concession revenues in the Fiscal 2004 Period was primarily attributable to the mix of concession product coupled with increases in promotional costs.

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

  Depreciation and Amortization

        Depreciation and amortization increased $16.1 million, or 10.2%, to $174.6 million in the Fiscal 2004 Period, from $158.5 million in the Fiscal 2003 Period. The increase during the Fiscal 2004 Period in depreciation and amortization was primarily due to the inclusion of Hoyts and the Fiscal 2004 Period acquisitions and a $7.4 million increase in Regal CineMedia depreciation expense.

  Income from Operations

        Income from operations totaled approximately $321.1 million for the Fiscal 2004 Period, which represents a decrease of $58.0 million, or 15.3% from $379.1 million in the Fiscal 2003 Period. The decrease in income from operations during the Fiscal 2004 Period was primarily attributable to the timing of our Fiscal 2004 Period calendar, which resulted in a decline in total revenue in comparison to the Fiscal 2003 Period calendar, increases in certain operating expense items, including a loss on a lawsuit settlement arising from the exhibition of a film, partially offset by the inclusion of the results of operations of the acquired Hoyts Cinemas theatres and the Fiscal 2004 Period acquisitions, increases in Regal CineMedia revenues, certain realized benefits associated with the integration of Hoyts and the Fiscal 2004 Period acquisitions and a reduction of merger and restructuring expenses.

  Interest Expense

        Net interest expense increased $23.6 million, or 32.8%, to $95.6 million in the Fiscal 2004 Period, from $72.0 million in the Fiscal 2003 Period. The increase in interest expense in the Fiscal 2004 Period was principally due to higher outstanding indebtedness as a result of the financing arrangements consummated in the second quarter of 2004 in connection with the extraordinary dividend transaction described further in Notes 1 and 5 to the consolidated financial statements included Part II, Item 8 of this Form 10-K. Such increase was partially offset by the redemption the Company's higher-rate debt consisting of approximately $298.1 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes") along with a $502.9 million principal payment to extinguish the Regal Cinemas third amended and restated senior credit facility.

  Income Taxes

        The provision for income taxes of $59.5 million and $121.2 million for the Fiscal 2004 Period and the Fiscal 2003 Period reflect effective tax rates of approximately 41.9% and 39.5%, respectively. With respect to the Fiscal 2004 Period, the effective tax rate was higher than the statutory tax rate as a result of the impact of certain non-deductible expenses and management's determination that certain state tax attributes more likely than not will not be realized. The effective tax rate for the Fiscal 2003 Period does not differ substantially from the statutory tax rate.

  Net Income

        Net income totaled $82.5 million for the Fiscal 2004 Period, which represents a decrease of $102.9 million, or 55.5%, from $185.4 million in the Fiscal 2003 Period. The decrease in net income for the Fiscal 2004 Period was attributable to the decrease in income from operations, increases in interest expense, a loss on extinguishment of debt of $76.1 million recorded as a result of the second quarter 2004 refinancing transactions, partially offset by a related decrease in income taxes, as discussed above.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $469.1 million, or 18.6% of total revenues for the Fiscal 2005 Period, $412.2 million, or 16.7% of total revenues, for the Fiscal 2004 Period and $537.1 million, or 21.6% of total revenues, for the Fiscal 2003 Period. The decrease in EBITDA for the Fiscal 2004 Period was attributable to a loss on extinguishment of debt of $76.1 million recorded as a result of the second fiscal quarter 2004 refinancing transactions. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Form 10-K. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows:

	Fiscal 2005 Period	Fiscal 2004 Period	Fiscal 2003 Period
	(in millions)
Net income	$91.8	$82.5	$185.4
Interest expense, net	117.3	95.6	72.0
Provision for income taxes	60.7	59.5	121.2
Depreciation and amortization	199.3	174.6	158.5

EBITDA	469.1	412.2	537.1
Interest expense, net	(117.3)	(95.6)	(72.0)
Provision for income taxes	(60.7)	(59.5)	(121.2)
Deferred income taxes	(15.5)	2.2	26.4
Changes in operating assets and liabilities	87.8	50.1	102.0
Loss on debt extinguishment	—	76.1	—
Other items, net	23.0	1.9	3.8

Net cash provided by operating activities	$386.4	$387.4	$476.1

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2005 Period, Fiscal 2004 and Fiscal 2003 Period:

	Fiscal 2005 Period	Fiscal 2004 Period	Fiscal 2003 Period
	(in millions)
Net cash provided by operating activities	$386.4	$387.4	$476.1
Net cash used in investing activities	(243.0)	(306.2)	(181.9)
Net cash used in financing activities	(191.0)	(126.1)	(281.4)

Net (decrease) increase in cash and cash equivalents	$(47.6)	$(44.9)	$12.8

  Fiscal 2005 Period Compared to Fiscal 2004 Period

        Cash flows generated from operating activities were approximately $386.4 million for the Fiscal 2005 Period, which remained relatively consistent compared to $387.4 million in the Fiscal 2004 Period. Fiscal 2005 Period cash flows generated from operating activities were impacted by several factors including a decrease in income from operations during the Fiscal 2005 Period related to increases in certain operating expense items, partially offset by incremental admission, concession and other operating revenues and the inclusion of the results of operations of theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation. An approximate $48.0 million reduction in adjustments (primarily loss on extinguishment of debt, partially offset by incremental depreciation and amortization expense and a loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities, partially offset by a $9.3 million increase in net income and a $37.7 million increase in the changes in operating assets and liabilities further contributed to the $1.0 million net decrease in net cash provided by operating activities. The net increase in the changes in operating assets and liabilities, and other working capital items was primarily related to the timing of certain vendor payments and income tax payments, increases in deferred revenues and trade and other receivables, partially offset by a decrease in prepaid expenses and other current assets.

        Cash flows used in investing activities totaled approximately $243.0 million for the Fiscal 2005 Period compared to cash flows used in investing activities of approximately $306.2 million for the Fiscal 2004 Period. Contributing to the decrease in cash flows used in investing activities was a decline in cash used for acquisitions, partially offset by a $20.2 million increase in capital expenditures during the Fiscal 2005 Period, which was primarily attributable to the timing of certain capital projects during the Fiscal 2005 Period. In addition, we had greater proceeds from the disposition of assets during the Fiscal 2005 Period as compared the Fiscal 2004 Period.

        Cash flows used in financing activities were approximately $191.0 million for the Fiscal 2005 Period compared to cash flows used in financing activities of approximately $126.1 million for the Fiscal 2004 Period. The net increase in cash flows used in financing activities during the Fiscal 2005 Period was primarily attributable to increases in the Fiscal 2005 Period quarterly dividend payments compared to the per share Fiscal 2004 Period dividend payments and the Fiscal 2005 Period $10.0 million aggregate purchase of treasury shares.

  Fiscal 2004 Period Compared to Fiscal 2003 Period

        Cash flows generated from operating activities were approximately $387.4 million for the Fiscal 2004 Period compared to approximately $476.1 million for the Fiscal 2003 Period. The $88.7 million net decrease was attributable to a $102.9 million decrease in net income offset by a net increase of $14.2 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments primarily included a $76.1 million loss on the extinguishment of debt and an increase in depreciation and amortization of $16.1 million, which was primarily attributable to increases in depreciation expense related to Regal CineMedia, the inclusion of the Fiscal 2004 Period acquisitions and the inclusion of Hoyts during the entire Fiscal 2004 Period as compared to only nine months during the Fiscal 2003 Period. In addition, a net decrease of $51.9 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. The net decrease in operating assets and liabilities was primarily related to the timing of certain vendor payments and income tax payments and an increase in deferred revenues. The changes in certain other working capital items were primarily related to the change in the Company's calendar for the Fiscal 2004 Period as compared to the Fiscal 2003 Period.

        Capital expenditures were $124.3 million for the Fiscal 2004 Period compared to $137.5 million for the Fiscal 2003 Period. This decrease was primarily due to fewer capital expenditures associated with Regal CineMedia and the timing of certain capital projects during the Fiscal 2004 period. During the Fiscal 2004 Period, the Company consummated three acquisitions for a net aggregate purchase price of $223.6 million. Also during the Fiscal 2004 Period, Regal Cinemas entered into a sale and leaseback transaction involving one of its owned theatres for total sale proceeds of approximately $11.5 million.

        Cash flows used in financing activities were approximately $126.1 million for the Fiscal 2004 Period compared to cash flows used in financing activities of approximately $281.4 million for the Fiscal 2003 Period. The net decrease in cash flows used in financing activities during the Fiscal 2004 Period was primarily attributable to the June 2, 2004 extraordinary dividend payment, redemption of a portion of the Senior Subordinated Notes, repayment of the third amended and restated Regal Cinemas senior credit facility and increases in our Fiscal 2004 Period dividend payments, offset by borrowings under the new $1,750.0 million Regal Cinemas senior credit facility entered into on May 10, 2004 (the "Senior Credit Facility"). See Notes 1 and 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further description of such financing transactions.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and the revolving facility provided for under the Senior Credit Facility. Under the terms of the Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem its Convertible Senior Notes.

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

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $135.0 million to $150.0 million in fiscal 2006, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2005 Period, we invested approximately $144.5 million in capital expenditures.

        As described in Note 4 to the accompanying financial statements included in this Part II, Item 8 of this Form 10-K, on March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. The new company focuses on the marketing and sale of cinema advertising and promotions products, business communications and training services, and the distribution of digital alternative content. On July 15, 2005, Cinemark, Inc., through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of December 29, 2005, RCM's wholly owned subsidiary, RCH, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. National CineMedia provides advertising and event services to Regal's, AMC's and Cinemark's theatres, respectively. As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia, which was subsequently amended on July 15, 2005 to add Cinemark as a party pursuant to which, among other things, RCM, NCN and Cinemark agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH, NCN and Cinemark respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements, as well as approximately $1.3 million in cash. As of December 29, 2005, RCH's investment in National CineMedia totaled approximately $3.2 million.

        In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a severance plan (the "Severance Plan") for RCM employees who held an unvested option to purchase shares of Regal's Class A common stock or shares of Regal's restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan (the "Incentive Plan") immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. Each participant's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. Under the terms of and subject to the conditions to the Severance Plan, each participant is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each participant who held unvested shares of restricted stock on May 24, 2005 will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal's Class A common stock times the number of shares of such restricted stock. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan will be funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the year ended December 29, 2005, the Company recorded total severance expense of approximately $7.4 million, including approximately $0.1 million of payments in lieu of dividends, related to the Severance Plan. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this joint venture arrangement and the Severance Plan.

        On April 28, 2005, the Company acquired seven theatres and 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company completed the acquisition of 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The purchase price for these acquisitions totaled approximately $156.7 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of these transactions.

        On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC ("Boardwalk") to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005. Pursuant to the agreement, Boardwalk was also granted the right to purchase 5 additional theatres with 28 screens in Mississippi and Louisiana for $4.9 million in cash.

        Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), or approximately $175.9 million in the aggregate, during the year ended December 29, 2005. On February 7, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, including outstanding restricted stock, payable on March 17, 2006, to stockholders of record on March 9, 2006. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        During the Fiscal 2004 Period, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of its outstanding Class A common stock within a twelve month period. During the second fiscal quarter of the Fiscal 2005 Period, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no other repurchases of its outstanding Class A common stock during fiscal 2005 or during fiscal 2004. Also, during the Fiscal 2005 Period, the Company's board of directors extended the share repurchase program for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company.

        As of December 29, 2005, we had approximately $1,575.9 million outstanding under the Regal Cinemas term loan facility under the Senior Credit Facility (the "Term Facility"), $240.0 million aggregate principal amount remaining under Convertible Senior Notes and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of December 29, 2005, we had approximately $99.0 million available for drawing under the Regal Cinemas $100.0 revolving loan facility under the Senior Credit Facility (the "Revolving Facility"). Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.0 million was outstanding as of December 29, 2005), which reduces availability under the Revolving Facility. During

October 2005, Regal Cinemas borrowed approximately $30.0 million under the $100.0 million Revolving Facility provided for under the Senior Credit Facility. As of December 29, 2005, Regal Cinemas had repaid all of such borrowings.

        As of December 29, 2005, the holders of our Convertible Senior Notes held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.1897. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A Common Stock or a combination of stock and cash. During 2005, one of the holders of the Convertible Senior Notes exercised its conversion right with respect to $1,000 principal amount of the notes held by it, and the Company settled the entire conversion in cash. As described in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as of the date of this Form 10-K, certain other holders of the Convertible Senior Notes exercised conversion rights with respect to $4.4 million principal amount of the notes held by them, and the Company settled each of these conversions entirely in cash. Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the remaining principal amount of the outstanding Convertible Senior Notes upon their conversion.

Contractual Cash Obligations and Commitments

        The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 29, 2005, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations
Debt obligations(1)	$1,868.4	$256.1	$36.3	$1,524.2	$51.8
Future interest on debt obligations(2)	501.6	109.3	236.1	148.9	7.3
Capital lease obligations, including interest(3)	37.7	3.3	6.9	6.9	20.6
Lease financing arrangements, including interest(3)	179.9	13.4	26.9	27.2	112.4
Bankruptcy claims and liabilities(4)	1.1	1.1	—	—	—
Operating leases(5)	3,755.2	288.0	574.3	566.3	2,326.6
Other long term liabilities	2.3	0.3	0.5	0.6	0.9

Total contractual cash obligations	$6,346.2	$671.5	$881.0	$2,274.1	$2,519.6

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 years	4-5 years	After 5 years
Other Commercial Commitments(6)	$100.0	$—	$—	$—	$100.0

(1)
These amounts are included on our consolidated balance sheet as of December 29, 2005. Our Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters. Our Convertible Senior Notes are reflected on our consolidated balance sheet at December 29, 2005 and in the above table as a current liability due to the conversion rights of the note holders, as more fully discussed in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, even though the notes mature in 2008.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $475.9 million of variable interest rate borrowings under the Term Facility, $240.0 million outstanding under the Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $1.0 million of other debt obligations) are based on the stated fixed rate or in the case of the $475.9 million of variable interest rate borrowings under the Term Facility, the current interest rate as of December 29, 2005 (6.0%). Future interest payments on the Company's hedged indebtedness as of December 29, 2005 (the remaining $1,100.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included Part II, Item 8 of this Form 10-K) as December 29, 2005 (2.0%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 29, 2005. Future interest payments are calculated based on interest rates implicit in the underlying leases, which range from 3.3% to 12.3%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
These amounts are included on our consolidated balance sheet as of December 29, 2005. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our bankruptcy related matters.

(5)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(6)
As of December 29, 2005, Regal Cinemas had approximately $99.0 million available for drawing under the Revolving Facility. Regal Cinemas also maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.0 million was outstanding as of December 29, 2005), which reduces the availability under the Revolving Facility. During October 2005, Regal Cinemas borrowed approximately $30.0 million under the $100.0 million Revolving Facility provided for under Regal Cinemas' Senior Credit Facility. As of December 29, 2005, Regal Cinemas had repaid all of such borrowings.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of December 29, 2005.

Category	Moody's	Standard and Poor's
Regal 3 3/4% Convertible Senior Notes	B3	B
Regal Cinemas Senior Credit Facility	Ba2	BB-

Debt Obligations

        On May 10, 2004, Regal Cinemas entered into its new Senior Credit Facility which consists of the Term Facility in an aggregate principal amount of up to $1,650.0 million and the Revolving Facility in an aggregate principal amount of up to $100.0 million. For a detailed summary of the material terms of our Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        For information regarding our other material debt instruments, including our Convertible Senior Notes and Regal Cinemas' Senior Subordinated Notes, please see the information under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Interest Rate Swaps

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were assigned to hedge approximately $1,100.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.337% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps prospectively qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,100.0 million of the aforementioned credit facility. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the five interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates. As of December 29, 2005, the aggregate fair value of the interest rate swaps was determined to be approximately $19.9 million, which has been recorded as a component of "Other Non-Current Assets" with a corresponding amount of $12.1 million, net of tax, recorded to "Accumulated Other Comprehensive Income." The interest rate swaps exhibited no ineffectiveness for the years ended December 29, 2005 and December 30, 2004.

Sale-Leaseback Transactions

        For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We applied the principles of purchase accounting when recording theatre acquisitions. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including the related deferred tax assets and liabilities related to such amounts. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

  •
  We adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2005, fiscal 2004 and fiscal 2003, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life to us of 30 years. Certain of our buildings have been in existence for more than forty years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. Actual economic lives may differ materially from these estimates.

    The majority of our properties were appraised as part of the bankruptcy process described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

    For the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 29, 2005, consolidated depreciation and amortization expense was $199.3 million, representing 7.9% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $15.5 million or 7.8%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $18.4 million or 9.2%.

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

  •
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

    For the fiscal year ended December 29, 2005, our provision for income taxes was $60.7 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 39.8% to 40.8% would have increased the current year income tax provision by approximately $1.5 million.

Quarterly Results

        The Company's consolidated financial statements for the year ended December 30, 2004 include the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of fiscal 2004 acquisitions described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, for periods subsequent to the respective acquisition dates. The Company's consolidated financial statements for the year ended December 29, 2005 include the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts and the fiscal 2004 acquisitions from December 31, 2004 and the results of operations of seven theatres acquired on April 28, 2005 from R/C Theatres and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 for periods subsequent to the respective acquisition dates. The comparability of our results between quarters is impacted by the inclusion from such dates of the results of operations of each of such entities and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 29, 2005. The quarterly financial data as of each period presented below have been derived from Regal's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included elsewhere in this Form 10-K.

	Dec. 29, 2005	Sept. 29, 2005	June 30, 2005	March 31, 2005	Dec. 30, 2004	Sept. 30, 2004	July 1, 2004(1)	April 1, 2004
	In millions (except per share data)
Total revenues	$668.2	$628.4	$643.1	$577.0	$643.1	$611.3	$673.1	$540.5
Income from operations	90.1	58.3	71.7	49.5	71.4	74.2	113.9	61.6
Net income	35.1	17.2	26.4	13.1	24.5	27.8	7.4	22.8
Diluted earnings per share	0.23	0.11	0.17	0.09	0.16	0.19	0.05	0.16
Dividends per common share	$0.30	$0.30	$0.30	$0.30	$0.30	$0.20	$5.18	$0.18

(1)
Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock and a loss on extinguishment of debt of $76.1 million recorded as a result of the second fiscal quarter 2004 refinancing transactions. See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.

Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of the results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as studios are releasing motion pictures somewhat more evenly throughout the year.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

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

        During the years ended December 29, 2005 and December 30, 2004 Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years each for the purpose of hedging approximately $1,100.0 million of variable interest rate risk under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

        As of December 29, 2005 and December 30, 2004, borrowings of $1,575.9 million and $1,591.9 million, respectively were outstanding under the Term Facility at effective interest rates of 6.0% (as of December 29, 2005) and 4.9% (as of December 30, 2004), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of December 29, 2005, would increase or decrease interest expense by $9.5 million.

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

        Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 29, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 29, 2005.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 29, 2005, as stated in their report which is included herein.

/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer (Principal Executive Officer)	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Regal Entertainment Group maintained effective internal control over financial reporting as of December 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Regal Entertainment Group maintained effective internal control over financial reporting as of December 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 29, 2005 and December 30, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 29, 2005 and December 30, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 29, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 29, 2005 and December 30, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regal Entertainment Group's internal control over financial reporting as of December 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
March 13, 2006

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 29, 2005	December 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196.3	$243.9
Trade and other receivables, net	55.6	49.2
Inventories	7.8	7.7
Prepaid expenses and other current assets	1.3	7.4
Assets held for sale	0.4	7.8
Deferred income tax asset	1.2	5.1

TOTAL CURRENT ASSETS	262.6	321.1
PROPERTY AND EQUIPMENT:
Land	136.8	114.4
Buildings, leasehold improvements and equipment	2,429.4	2,251.6
Construction in progress	21.8	25.7

Total property and equipment	2,588.0	2,391.7
Accumulated depreciation and amortization	(600.3)	(457.0)

Total property and equipment, net	1,987.7	1,934.7
GOODWILL	223.8	213.6
DEFERRED INCOME TAX ASSET	—	18.3
OTHER NON-CURRENT ASSETS	58.7	54.7

TOTAL ASSETS	$2,532.8	$2,542.4

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$260.4	$260.2
Accounts payable	181.3	182.7
Accrued expenses	88.3	55.6
Income taxes payable	68.2	56.2
Deferred revenue	94.3	88.3
Bankruptcy claims and liabilities	1.1	1.2

TOTAL CURRENT LIABILITIES	693.6	644.2
LONG-TERM DEBT	1,612.3	1,631.0
LEASE FINANCING ARRANGEMENTS	89.4	91.1
CAPITAL LEASE OBLIGATIONS	22.4	23.5
DEFERRED INCOME TAX LIABILITY	2.1	—
OTHER NON-CURRENT LIABILITIES	81.3	81.6

TOTAL LIABILITIES	2,501.1	2,471.4
MINORITY INTEREST	1.8	2.0
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 63,426,325 and 57,243,808 shares issued and outstanding at December 29, 2005 and December 30, 2004, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 83,936,967 and 87,566,142 shares issued and outstanding at December 29, 2005 and December 30, 2004, respectively	0.1	0.1
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(22.5)	59.1
Retained earnings	44.6	23.2
Unamortized deferred stock compensation	(4.4)	(8.4)
Accumulated other comprehensive income (loss), net	12.1	(5.0)

TOTAL STOCKHOLDERS' EQUITY	29.9	69.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,532.8	$2,542.4

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended December 29, 2005	Year Ended December 30, 2004	Year Ended January 1, 2004
REVENUES:
Admissions	$1,662.2	$1,657.9	$1,690.0
Concessions	659.8	636.4	646.2
Other operating revenue	194.7	173.7	153.7

TOTAL REVENUE	2,516.7	2,468.0	2,489.9
OPERATING EXPENSES:
Film rental and advertising costs	886.7	878.5	908.9
Cost of concessions	96.4	94.9	92.9
Rent expense	310.5	287.0	278.5
Other operating expenses	668.8	638.1	603.1
General and administrative expenses	61.3	63.5	62.1
Depreciation and amortization	199.3	174.6	158.5
Restructuring expenses and amortization of deferred stock compensation	6.6	6.4	8.9
Net loss (gain) on disposal and impairment of operating assets	11.6	(1.4)	(2.1)
Equity in earnings of joint venture including former employee compensation	5.9	—	—
Net loss on lawsuit settlements	—	5.3	—

TOTAL OPERATING EXPENSES	2,247.1	2,146.9	2,110.8

INCOME FROM OPERATIONS	269.6	321.1	379.1
OTHER EXPENSE (INCOME):
Interest expense, net	117.3	95.6	72.0
Loss on extinguishment of debt	—	76.1	—
Minority interest in earnings of consolidated subsidiaries	(0.2)	0.9	0.6
Other, net	—	6.5	(0.1)

TOTAL OTHER EXPENSE, NET	117.1	179.1	72.5

INCOME BEFORE INCOME TAXES	152.5	142.0	306.6
PROVISION FOR INCOME TAXES	60.7	59.5	121.2

NET INCOME	$91.8	$82.5	$185.4

EARNINGS PER SHARE:
Basic	$0.63	$0.57	$1.34
Diluted	0.59	0.55	1.30
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	146,275	143,581	138,576
Diluted	154,330	149,220	142,792

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital (Deficit)			Accumulated Other Comprehensive Income (Loss)
						Retained Earnings	Deferred Stock Compensation
	Shares	Amount	Shares	Amount					Total
Balances, December 26, 2002	46.5	$—	85.3	$0.1	$1,216.1	$74.1	$(19.5)	$—	$1,270.8
Issuance of common stock to acquire Hoyts	4.8	—	—	—	88.1	—	—	—	88.1
Proceeds from exercise of stock purchase warrants, $8.88 per share	0.3	—	3.9	—	37.5	—	—	—	37.5
Net payment of convertible hedge and warrants	—	—	—	—	(18.8)	—	—	—	(18.8)
Tax effect of convertible hedge and warrants	—	—	—	—	14.4	—	—	—	14.4
Extraordinary cash dividend declared, $5.05 per share	—	—	—	—	(604.2)	(111.8)	—	—	(716.0)
Amortization of deferred stock compensation	—	—	—	—	—	—	5.3	—	5.3
Exercise of stock options	1.2	—	—	—	10.4	—	—	—	10.4
Tax benefit from exercise of stock options	—	—	—	—	1.1	—	—	—	1.1
Forfeiture of stock options	—	—	—	—	(0.1)	—	0.1	—	—
Cash dividends declared, $0.15 per share	—	—	—	—	—	(83.3)	—	—	(83.3)
Net income and comprehensive income	—	—	—	—	—	185.4	—	—	185.4

Balances, January 1, 2004	52.8	—	89.2	0.1	744.5	64.4	(14.1)	—	794.9
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	(5.0)	(5.0)
Net income	—	—	—	—	—	82.5	—	—	82.5

Total comprehensive income	—	—	—	—	—	—	—	—	77.5
Conversion of Class B shares into Class A shares	1.6	—	(1.6)	—	—	—	—	—	—
Extraordinary cash dividend declared, $5.00 per share	—	—	—	—	(718.3)	—	—	—	(718.3)
Amortization of deferred stock compensation	—	—	—	—	—	—	5.6	—	5.6
Exercise of stock options	2.8	—	—	—	19.8	—	—	—	19.8
Tax benefit from exercise of stock options	—	—	—	—	13.2	—	—	—	13.2
Forfeiture of stock options	—	—	—	—	(0.1)	—	0.1	—	—
Cash dividends declared, $0.18-0.30 per share	—	—	—	—	—	(123.7)	—	—	(123.7)

Balances, December 30, 2004	57.2	—	87.6	0.1	59.1	23.2	(8.4)	(5.0)	69.0
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	17.1	17.1
Net income	—	—	—	—	—	91.8	—	—	91.8

Total comprehensive income	—	—	—	—	—	—	—	—	108.9
Conversion of Class B shares into Class A shares	3.6	—	(3.6)	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	5.7	—	5.7
Exercise of stock options	2.9	—	—	—	18.4	—	—	—	18.4
Tax benefit from exercise of stock options and other	—	—	—	—	13.8	—	—	—	13.8
Forfeiture of stock options	—	—	—	—	(1.3)	—	1.3	—	—
Issuance of restricted stock	0.2	—	—	—	4.6	—	(4.6)	—	—
Forfeiture of restricted stock	—	—	—	—	(1.6)	—	1.6	—	—
Purchase of treasury shares	(0.5)	—	—	—	(10.0)	—	—	—	(10.0)
Cash dividends declared, $0.30 per share	—	—	—	—	(105.5)	(70.4)	—	—	(175.9)

Balances, December 29, 2005	63.4	$—	84.0	$0.1	$(22.5)	$44.6	$(4.4)	$12.1	$29.9

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 29, 2005	Year Ended December 30, 2004	Year Ended January 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91.8	$82.5	$185.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	199.3	174.6	158.5
Amortization of deferred stock compensation	5.7	5.6	5.3
Minority interest in earnings of consolidated subsidiaries	(0.2)	0.9	0.6
Deferred income tax expense	(15.5)	2.2	26.4
Net (gain) loss on disposal and impairment of operating assets	11.6	(4.6)	(2.1)
Equity in earnings of joint venture including former employee compensation	5.9	—	—
Loss on extinguishment of debt	—	76.1	—
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	(3.2)	(14.3)	(13.6)
Inventories	(0.1)	(1.0)	0.7
Prepaid expenses and other current assets	10.7	10.1	13.1
Accounts payable	(1.3)	(8.6)	29.8
Income taxes payable	48.9	28.2	47.1
Accrued expenses and other liabilities	32.8	35.7	24.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	386.4	387.4	476.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(144.5)	(124.3)	(137.5)
Proceeds from disposition of assets	57.7	39.8	22.1
Cash used for acquisitions, net of cash acquired	(156.8)	(223.6)	(97.6)
Proceeds from sale-leaseback transaction	—	11.5	—
Decrease in other assets and assets held for sale	—	(2.5)	—
Cash used to purchase partnership interest	—	(9.9)	—
Proceeds from disposition of partnership interest	—	2.8	—
Decrease in reimbursable construction advances	—	—	9.2
Decrease in restricted cash	0.6	—	21.9

NET CASH USED IN INVESTING ACTIVITIES	(243.0)	(306.2)	(181.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(175.9)	(842.2)	(799.3)
Proceeds from stock option exercises	18.4	19.8	10.4
Payments on long term obligations	(22.8)	(572.9)	(31.1)
Payment of debt acquisition costs and other	(0.6)	(23.6)	(12.7)
Cash used to purchase treasury shares	(10.0)	—	—
Payment of bankruptcy claims and liabilities	(0.1)	(2.4)	(22.4)
Cash used to redeem senior subordinated notes	—	(354.8)	—
Proceeds from Regal Cinemas Senior Credit Facility	—	1,650.0	315.0
Proceeds from exercise of stock purchase warrants	—	—	37.5
Proceeds from convertible notes offering	—	—	240.0
Net payment on convertible notes hedge and warrants	—	—	(18.8)

NET CASH USED IN FINANCING ACTIVITIES	(191.0)	(126.1)	(281.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47.6)	(44.9)	12.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243.9	288.8	276.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196.3	$243.9	$288.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$28.6	$29.8	$36.9

Cash paid for interest	$112.7	$85.9	$69.7

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Issuance of common stock to acquire Hoyts	$—	$—	$88.1

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2005

1.     THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia" or "RCM"), Hoyts Cinemas Corporation ("Hoyts"), United Artists Theatre Group ("UATG") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,463 screens in 555 theatres in 40 states as of December 29, 2005. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

        As of December 30, 2004, we managed our business under two reportable segments—theatre exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia, LLC described more fully in Note 4—"Formation of National CineMedia, LLC," the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," the established standards for reporting information about operating segments in financial statements. Accordingly, as of December 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

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

        On March 28, 2003, Regal acquired selected theatre operations of Hoyts representing a total of 52 theatres and 554 screens located in 10 states in the Northeastern United States, pursuant to a stock purchase agreement dated February 3, 2003, among Regal, HUSH Holdings U.S. Inc. ("HUSH") and Hoyts for an aggregate purchase price of $213.1 million. The results of operations of the acquired theatre locations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003. See Note 3—"Acquisitions" for further discussion of this transaction.

        On May 23, 2003, all outstanding warrants held by Anschutz to purchase a total of 3,928,185 shares of Class B common stock and warrants held by certain other investors to purchase a total of 296,129 shares of Class A common stock were exercised at exercise prices of $8.88 per share. Proceeds from the transactions totaled approximately $37.5 million.

        On June 10, 2003, Regal declared an extraordinary cash dividend of $5.05 per share on its Class A and Class B common stock. Stockholders of record at the close of business on June 20, 2003 were paid this dividend on July 1, 2003. The dividend was recorded as a reduction of retained earnings (reduced to zero as of June 10, 2003) and additional paid-in capital upon declaration. Sources used to fund the approximate $716.0 million extraordinary dividend included cash on hand of approximately $190.6 million, the net proceeds of $310.8 million from the term loan under the second amended and restated Regal Cinemas senior credit facility and the net proceeds of $214.6 million from the issuance by Regal of $240.0 million 3 3/4% Convertible Senior Notes (the "Convertible Senior Notes"). Concurrent with the issuance of the Convertible Senior Notes, Regal entered into convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the notes into shares of our Class A common stock. As described further in Note 5—"Debt Obligations," the convertible note hedge and warrant economically allow us to acquire sufficient Class A common shares from our counterparty to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $17.5266 (as of December 29, 2005). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion. The net cost of the convertible note hedge and warrant transactions was approximately $18.8 million and is included as a reduction of stockholders' equity in the consolidated balance sheet. See Note 5 for further description of the related debt facilities and the convertible note hedge and warrant transactions.

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

        On May 12, 2004, Regal, along with a newly created subsidiary of Regal Cinemas, Regal Cinemas Bonds Corporation ("RCBC"), completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). Approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid to the tendering holders. Regal and RCBC financed the tender offer and consent solicitation with a portion of the proceeds from a refinancing of Regal Cinemas' then existing indebtedness. The refinanced indebtedness consists of a $1,750.0 million senior secured credit facility of Regal Cinemas, including a senior secured term loan facility of approximately $1,650.0 million and a senior secured revolving credit facility of $100.0 million. Upon consummation of the refinancing, Regal recognized a loss on debt extinguishment of approximately $76.1 million. See Note 5—"Debt Obligations" for further discussion of these transactions. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

        On May 13, 2004, Regal declared an extraordinary cash dividend of $5.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on May 21, 2004 were paid this dividend on June 2, 2004. The dividend was recorded as a reduction of additional paid-in capital upon declaration. A portion of the net proceeds from Regal Cinemas' new $1,750.0 million senior secured credit facility was used to fund the approximate $718.3 million extraordinary dividend. See Note 5—"Debt Obligations" for further description of the new Regal Cinemas senior secured credit facility.

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These interest rate swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the senior secured credit facility. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. This interest rate swap was assigned to hedge an incremental $300.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.337% and will receive interest at a variable rate based on the 3-month LIBOR. As of December 29, 2005, the aggregate fair value of the interest rate swaps was determined to be approximately $19.9 million, which has been recorded as a component of "Other Non-Current Assets" with a corresponding amount of $12.1 million, net of tax, recorded to "Accumulated Other Comprehensive Income." The interest rate swaps exhibited no ineffectiveness for the years ended December 29, 2005 and December 30, 2004. See Note 5—"Debt Obligations" for further description of these hedging arrangements.

        On March 29, 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a new joint venture company known as National CineMedia, LLC ("National CineMedia"). On July 15, 2005, Cinemark, Inc. ("Cinemark"), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, Regal CineMedia Holdings, LLC ("RCH"), a wholly owned subsidiary of RCM, owned 49.9% of National CineMedia as of December 29, 2005. National CineMedia provides advertising and event services to Regal's, AMC's and Cinemark's theatres, respectively. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. With respect to advertising contracts entered into by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. As of December 29, 2005, RCH's investment in National CineMedia totaled approximately $3.2 million. See Note 4—"Formation of National CineMedia, LLC" for further discussion of this joint venture arrangement.

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

        On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC ("Boardwalk") to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005. Pursuant to the purchase and sale agreement, Boardwalk was also granted the right to purchase 5 theatres and 28 screens in Mississippi and Louisiana for $4.9 million in cash.

        As further discussed in Note 9—"Capital Stock and Stock-Based Compensation," during the second fiscal quarter of 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. In addition, Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, including outstanding restricted stock (see Note 9—"Capital Stock and Stock-Based Compensation"), or approximately $175.9 million in the aggregate, during the year ended December 29, 2005.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The portion of United Artists equity relating to shares not owned by the Company and the related earnings or losses were included in minority interest.

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

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 29, 2005, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life

        As of December 29, 2005 and December 30, 2004, included in property and equipment is $111.2 million and $109.8 million, respectively, of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $28.8 million and $23.8 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the years ended December 29, 2005 and December 30, 2004 are as follows (in millions):

	Year ended December 29, 2005	Year ended December 30, 2004
Balance at beginning of year	$213.6	$197.3
Acquisitions	2.9	2.1
Adjustments related to certain pre-acquisition deferred tax assets	5.6	13.7
Other	1.7	0.5

Balance at end of year	$223.8	$213.6

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessments for the years ended December 29, 2005 and December 30, 2004 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $13.7 million, $3.5 million and $1.6 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004.

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 29, 2005 and December 30, 2004 were $32.3 million and $31.7 million, respectively, net of accumulated amortization of $9.8 million and $4.6 million, respectively. Approximately $23.2 million of debt acquisition costs were written off and approximately $18.1 million of new debt acquisition costs were recorded in connection with consummation of the 2004 refinancing transactions described in Note 5—"Debt Obligations."

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

  Interest Rate Swaps

        Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of certain variable rate debt obligations under the Regal Cinemas Senior

Secured Credit Facility. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

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

        The Company has elected to continue accounting for its stock option grants under its 2002 Stock Incentive Plan (the "Incentive Plan") using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Stock Incentive Plan described in Note 9—"Capital Stock and Stock Option Plan" been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, the Company's reported net income and diluted earnings per share would have been recorded in the amounts indicated below (in millions, except per share data):

	Year ended December 29, 2005	Year ended December 30, 2004	Year ended January 1, 2002
Net income available to common stockholders, as reported:	$91.8	$82.5	$185.4
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(2.9)	(3.0)

Pro forma net income	$91.2	$79.6	$182.4

Basic earnings per share:
As reported	$0.63	$0.57	$1.34
Pro forma	0.62	0.55	1.32
Diluted earnings per share:
As reported	$0.59	$0.55	$1.30
Pro forma	0.59	0.53	1.28

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

        The weighted-average grant-date fair value of options granted in 2005, 2004 and 2003 were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 29, 2005(1)	Year ended December 30, 2004	Year ended January 1, 2004
Risk-free interest rate	—%	4.3%	3.0-3.9%
Expected life (years)	—	7.5	7.5
Expected volatility	—	0.39	0.38-0.39
Expected dividend yield	—%	4.5%	3.0%
Weighted average grant date fair value	$—	$5.01	$6.36

(1)
No stock options were granted during the year ended December 29, 2005.

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

  Segments

        As of December 30, 2004, we managed our business under two reportable segments—theatre exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia, LLC described in Note 4—"Formation of National CineMedia, LLC," the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," the established standards for reporting information about operating segments in financial statements. Accordingly, as of December 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

  Comprehensive Income

        Total comprehensive income for the years ended December 29, 2005 and December 30, 2004 was $108.9 million and $77.5 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company's interest rate swap arrangements during each of the years ended December 29, 2005 and December 30, 2004. The Company's interest rate swap arrangements are further described in Note 5—"Debt Obligations."

        Net income and comprehensive income were the same for the year ended January 1, 2004.

  Reclassifications

        Certain reclassifications have been made to the 2003 and 2004 consolidated financial statements to conform to the 2005 presentation.

  Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R") that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions, as the Company does currently, using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company's consolidated statement of income rather than disclose the impact on the Company's consolidated net income within the Company's footnotes. FAS 123R requires companies to assess the most appropriate model to calculate the value of the options. The Company currently utilizes the Black-Scholes valuation model to value its stock options. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and restricted stock awards issued under the Incentive Plan, and the presentation of such tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the modified prospective and modified retroactive adoption alternatives. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The effective date of FAS 123R for the Company's consolidated financial statements is December 30, 2005.

        The Company adopted FAS 123R effective December 30, 2005 and expects to apply the modified prospective approach. The Company is currently evaluating the impact FAS 123R will have on its consolidated financial position, cash flows and results of operations.

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3" (FAS 154), which requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not currently contemplating an accounting change which would be impacted by FAS 154.

3.     ACQUISITIONS

  Acquisition of R/C Theatres and Eastern Federal Corporation Theatres

        On April 28, 2005, the Company acquired seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company acquired 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The total aggregate cash purchase price for the combined acquisitions totaled approximately $156.7 million, including $125.2 million for the Eastern Federal Corporation acquisition, subject to post-closing adjustments. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition, with the remaining balance allocated to goodwill. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party appraisal of certain Eastern Federal Corporation fee properties. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

        The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.2
Property and equipment, net	157.8
Goodwill	2.9
Current liabilities	(4.2)

Total purchase price	$156.7

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

        The following unaudited pro forma results of operations for the years ended December 29, 2005 and December 30, 2004 assume the above acquisitions occurred as of the beginning of fiscal 2004. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Year Ended December 29, 2005	Year Ended December 30, 2004
	(in millions except per share amounts)
Revenues	$2,553.6	$2,647.8
Income from operations	272.3	334.1
Net income	93.4	90.6
Earnings per share
Basic:	0.64	0.63
Diluted:	0.61	0.61

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

4.     FORMATION OF NATIONAL CINEMEDIA, LLC

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. National CineMedia focuses on the expansion of ancillary businesses, such as in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal's and AMC's theatres, respectively.

        As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of December 29, 2005, RCM's wholly owned subsidiary, RCH, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's continued involvement in the operations of National CineMedia. As of December 29, 2005, RCH's investment in National CineMedia totaled approximately $3.2 million. Such investment is presented as a component of "Other Non-Current Assets" on the accompanying consolidated balance sheet as of December 29, 2005.

        In addition, on March 29, 2005, RCM, AMC's subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement, which was amended and restated on July 15, 2005 pursuant to Cinemark's participation in National CineMedia, in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to a 35% administrative fee payable to National CineMedia to service such contracts. For the year ended December 29, 2005, administrative fees paid to National CineMedia totaled $22.5 million. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor's theatres for any measurement period. During the year ended December 29, 2005, the Company recorded $16.3 million of net revenues derived from these contracts, which are presented as a component of other operating revenues in the Company's financial statements. For the year ended December 29, 2005, the Company recorded approximately $1.5 million of equity in income of National CineMedia related to this joint venture. In addition, as of December 29, 2005, approximately $14.9 million and $2.8 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

        In connection with the formation of National CineMedia, on May 11, 2005, Regal Cinemas, Inc. ("RCI") adopted and approved the RCI Severance Plan For Equity Compensation (the "Severance Plan"). Participation in the Severance Plan is limited to employees of RCM, who held an unvested option to purchase shares of Regal's Class A common stock or shares of Regal's restricted Class A common stock pursuant to the terms of the Incentive Plan immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. Each employee's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a "Participant") is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005 will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal's Class A common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant's restricted stock would have vested in accordance with the Incentive Plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal's Class A common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

        Each Participant's cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan will be funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the year ended December 29, 2005, the Company recorded total severance expense of approximately $7.4 million, including approximately $0.1 million of payments in lieu of dividends, related to the Severance Plan during the year ended December 29, 2005.

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

        Summarized condensed financial information for National CineMedia as of and for the year ended December 29, 2005 is as follows:

Balance Sheet Information (in millions):

December 29, 2005(1)
Assets:
Current assets	$37.6
Non-current assets	11.2
Liabilities:
Current liabilities	$38.4
Non-current liabilities	—
Members' capital	10.4

(1)
As of December 29, 2005, RCH's investment in National CineMedia totaled approximately $3.2 million.

Income Statement Information (in millions):

From April 1, 2005 (inception) through December 29, 2005(2)
Total revenues	$98.8
Operating expenses	58.0
Other expenses	38.6
Net income	2.2

(2)
For the year ended December 29, 2005, the Company recorded approximately $1.5 million of equity in income of National CineMedia.

5.     DEBT OBLIGATIONS

        Debt obligations at December 29, 2005 and December 30, 2004 consist of the following (in millions):

	December 29 2005	December 30, 2004
	(In millions)
Regal 3 3/4% Convertible Senior Notes	$240.0	$240.0
Regal Cinemas Senior Credit Facility	1,575.9	1,591.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 3.3% to 12.3%, maturing in various installments through January 2021	92.6	93.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	23.5	24.5
Other	1.0	4.1

Total debt obligations	1,984.5	2,005.8
Less current portion	(260.4)	(260.2)

Total debt obligations, net of current maturities	$1,724.1	$1,745.6

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes"). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the December 29, 2005 conversion price of $15.1897 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock). Prior to May 15, 2007, our note holders will have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the December 29, 2005 conversion price of $15.1897 per share, subject to further adjustments described below, if:

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

        At the December 29, 2005 conversion price of $15.1897 per share, each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 65.8341 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse First Boston ("CSFB"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a December 29, 2005 price per share of $15.1897). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a

Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders' equity.

        We also sold to CSFB a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,800,108 shares of our Class A common stock at a December 29, 2005 exercise price of $17.5266 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $17.5266 (as of December 29, 2005). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

        The Convertible Senior Notes allow us to settle any conversion, and we have the intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the Convertible Senior Notes' conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which may be settled in stock, will result in potential dilution in our earnings-per-share computations.

        On December 29, 2005, the closing sale price of our Class A common stock was $19.05, which exceeded 110% of the then December 29, 2005 conversion price of $15.1897. Accordingly, as of December 29, 2005, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the conversion price of $15.1897. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $240.0 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of December 29, 2005. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

        On March 28, 2005, one of the holders of the Convertible Senior Notes exercised its conversion right with respect to $1,000 principal amount of the notes held by it, and the Company settled the entire conversion in cash. On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery to resolve a question that has arisen about the terminology used in the Indenture regarding the Convertible Senior Notes' conversion price adjustment mechanism. See Note 8—"Commitments and Contingencies" for further discussion of this matter.

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

        As of December 29, 2005, Regal Cinemas had approximately $99.0 million available for drawing under the Revolving Facility. Regal Cinemas also maintains a letter of credit sub-facility of up to $30 million (of which approximately $1.0 million was outstanding as of December 29, 2005), which reduces the availability of the Revolving Facility. During October 2005, Regal Cinemas borrowed approximately $30.0 million under the $100.0 million Revolving Facility provided for under Regal Cinemas' Senior Credit Facility. As of December 29, 2005, Regal Cinemas had repaid all of such borrowings.

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

        On September 26, 2005, Regal Cinemas entered into a third amendment to the Senior Credit Facility to, among other things, alter the financial covenants to permit the Company future financial flexibility. Pursuant to the third amendment, effective September 26, 2005, Regal Cinemas is required to use 50% of any Consolidated Excess Cash Flow as of the end of each Fiscal Year to prepay loans, unless at the end of each Fiscal Year the Consolidated Leverage Ratio shall be 3:75:1.00 or less, an increase from the current exclusion in the Senior Credit Facility of 3:50:1.00. The Third Amendment also increases the maximum Consolidated Adjusted Leverage Ratio for: (i) Fiscal Year 2005 from 5.75:1.00 to 6.00:1.00, (ii) Fiscal Year 2006 from 5:50:1.00 to 6.00:1.00, (iii) Fiscal Year 2007 from 5.25:1.00 to 5.75:1.00, and (iv) Fiscal Year 2008 from 5.25:1.00 to 5.50:1.00. The maximum Consolidated

Adjusted Leverage Ratio for Fiscal Year 2009 and thereafter remains 5.25:1.00. The Third Amendment similarly increased the maximum Consolidated Leverage Ratio for: (i) Fiscal Year 2005 from 3.75:1.00 to 4.00:1.00, (ii) Fiscal Year 2006 from 3.5:1.00 to 4.00:1.00, and (iii) Fiscal Year 2007 and Fiscal Year 2008 from 3.25:1.00 to 3.75:1.00 and 3.50:1.00, respectively. The maximum Consolidated Leverage Ratio for Fiscal Year 2009 and thereafter remains 3.25:1.00. Each of the defined terms used but not defined herein are defined in the Senior Credit Facility and the amendments thereto attached as exhibits to the Company's annual and quarterly reports filed with the Securities and Exchange Commission. As of December 29, 2005, the interest rate on the Term Facility was approximately 6.0%.

        Regal Cinemas may prepay borrowings under the Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

  •
  50% of excess cash flow, with elimination based upon achievement and maintenance of a leverage ratio of less than 3.75:1.00;

  •
  100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its subsidiaries, subject to certain exceptions (including reinvestment rights);

  •
  100% of the net cash proceeds of issuances of funded debt of Regal Cinemas and its subsidiaries, subject to exceptions; and

  •
  50% of the net cash proceeds of issuances of equity securities by Regal Cinemas, including the net cash proceeds of capital contributions to Regal Cinemas, with elimination based upon achievement and maintenance of a leverage ratio of less than 3.75:1.00.

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

        The Senior Credit Facility includes several financial covenants including:

  •
  maximum ratios of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Senior Credit Facility) (6.00:1.00 for fiscal 2006 and declining in subsequent periods);

  •
  maximum ratios of funded debt (net of unencumbered cash) to consolidated EBITDA, (4.00:1.00 for fiscal 2006 and declining in subsequent periods);

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

        Interest Rate Swaps—On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. These interest rate swaps were assigned to hedge approximately $800.0 million of variable rate liabilities under the Senior Credit Facility. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. This swap was assigned to hedge an incremental $300.0 million of variable rate liabilities under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.337% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps prospectively qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,100.0 million of the aforementioned credit facility. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the five interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

        As of December 29, 2005, the aggregate fair value of the five interest rate swaps was determined to be approximately $19.9 million, which has been recorded as a component of "Other Non-Current Assets" with a corresponding amount of $12.1 million, net of tax, recorded to "Accumulated Other Comprehensive Income." The interest rate swaps exhibited no ineffectiveness for the years ended December 29, 2005 and December 30, 2004.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction, released in fiscal 1998.

        Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2006	$256.1	$3.3	$13.4	$272.8
2007	16.1	3.4	13.4	32.9
2008	20.2	3.5	13.5	37.2
2009	16.1	3.4	13.5	33.0
2010	1,508.1	3.5	13.7	1,525.3
Thereafter	51.8	20.6	112.4	184.8

	1,868.4	37.7	179.9	2,086.0
Less: interest on capital leases and lease financing arrangements		(14.2)	(87.3)	(101.5)

Totals	$1,868.4	$23.5	$92.6	$1,984.5

6.     SALE-LEASEBACK TRANSACTIONS

  Regal Cinemas, Inc. Sale-Leaseback Transaction

        During the year ended December 30, 2004, Regal Cinemas, Inc. entered into a sale and leaseback transaction involving one of its owned theatres. Under the terms of this transaction, Regal Cinemas, Inc. sold the land and related improvements of the theatre for approximately $11.5 million and leased it back for an initial lease term of approximately 14 years. The Company accounts for this lease as an operating lease. The gain on the transaction of $2.0 million was deferred and is being amortized over the term of the lease agreement.

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

  United Artists Leveraged Sale and Leaseback

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 29, 2005, approximately $29.3 million of this cap has been utilized through theatre sales. Several of UATC's properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 29, 2005, 16 theatres were subject to the sale leaseback transaction. One property is no longer operational. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $58.7 million in principal amount of pass-through certificates were outstanding as of December 29, 2005. On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. One of these theatres is subject to the sale leaseback transaction. The disposition was completed on November 4, 2005.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends.

        In November 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        The UATC 1995 and 1996 sale and leaseback transactions resulted in UATC having two separate master lease agreements, each covering multiple properties. Each agreement provides for a single lease payment to be made to the landlord with respect to all of the properties subject to the respective master lease without regards to any lease rate that might otherwise be attributable to a specific lease property.

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, United Artists and UATC assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the two master lease agreements is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and has included the future annual rental due under the master lease agreements in rent commitments (See Note 8—"Commitments and Contingencies").

        In December 1997, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of some of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by UATC during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

7.     INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 29, 2005	Year ended December 30, 2004	Year ended January 1, 2004
Federal:
Current	$62.3	$42.2	$78.1
Deferred	(11.9)	5.3	22.2

Total Federal	50.4	47.5	100.3
State:
Current	13.9	15.2	16.7
Deferred	(3.6)	(3.2)	4.2

Total State	10.3	12.0	20.9

Total income tax provision	$60.7	$59.5	$121.2

        During the years ended December 29, 2005, December 30, 2004 and January 1, 2004, a current tax benefit of $13.8 million, $13.2 million and $1.1 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 29, 2005	Year ended December 30, 2004	Year ended January 1, 2004
Provision calculated at federal statutory income tax rate	$53.4	$49.7	$107.3
State and local income taxes, net of federal benefit	6.7	7.8	13.7
Other	0.6	2.0	0.2

Total income tax provision	$60.7	$59.5	$121.2

        Significant components of the Company's net deferred tax asset consisted of the following at:

	December 29, 2005	December 30, 2004
	(in millions)
Deferred tax assets:
Net operating loss carryforward	$70.6	$81.4
Excess of tax basis over book basis of intangible assets	30.6	53.3
Deferred rent	29.6	25.1
Severance expense	4.0	—
Other	3.9	6.0
Accrued expenses	0.9	1.4
Excess of tax basis over book basis of convertible bonds	8.0	10.9
Lawsuit settlement	—	5.3
Interest rate swaps	—	3.3

Total deferred tax assets	147.6	186.7
Valuation allowance	(37.4)	(39.4)

Total deferred tax assets, net of valuation allowance	110.2	147.3
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(102.5)	(123.7)
Interest rate swaps	(7.8)	—
Other	(0.8)	(0.2)

Total deferred liabilities	(111.1)	(123.9)

Net deferred tax asset (liability)	$(0.9)	$23.4

        At December 29, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $169.6 million with expiration commencing in 2006. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 29, 2005 and December 30, 2004, totaling $37.4 million and $39.4 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of December 29, 2005 and December 30, 2004, $33.7 million and $38.0 million, respectively, of the valuation allowance relates to pre-acquisition deferred tax assets of Hoyts, Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions. During fiscal 2005, the valuation allowance was reduced by $3.9 million due to the expiration of certain federal net operating losses of Hoyts, reduced by $0.4 million related to a change in management's assessment regarding whether it was more likely than not that certain pre-acquisition deferred tax assets of Edwards would be realized, and increased by $2.3 million related to management's determination that it was more likely than not that certain state net operating losses would not be realized.

        In June 2005, the Company was notified that the IRS would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company's federal tax returns for such years and the Company and the IRS agreed to certain adjustments to the Company's 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company's provision for income taxes.

8.     COMMITMENTS AND CONTINGENCIES

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 29, 2005, are summarized for the following fiscal years (in millions):

2006	$288.0
2007	287.1
2008	287.2
2009	285.0
2010	281.3
Thereafter	2,326.6

        Rent expense under such operating leases amounted to $310.5 million, $287.0 million and $278.5 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively. Contingent rent expense was $15.6 million, $16.0 million and $18.7 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively.

  Other

        RCI is a defendant in a number of claims arising from its decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. We and our various subsidiary corporations are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

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

        In prior years, private litigants and the Department of Justice (the "DOJ") had filed claims against Regal or its subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing these claims of private litigants and all claims made by the United States under the ADA. Over the next five years, the Company anticipates that it will incur capital costs to modify its theatres in accordance with the settlement arrangements (including the Arnold Decree) in the aggregate of up to $15.0 million.

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

        From time to time, we have received letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience.

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

9.     CAPITAL STOCK AND STOCK OPTION PLAN

        As of December 29, 2005, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "RGC." As of December 29, 2005, 63,426,325 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 83,936,967 shares were outstanding as of December 29, 2005, all of which are held by Anschutz Company ("Anschutz") and OCM Principal Opportunities Fund II, L.P. ("OCM") and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 29, 2005. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

  Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 29, 2005, no shares of preferred stock are outstanding.

  Share Repurchase Program

        During the year ended December 30, 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of its outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no other repurchases of its outstanding Class A common stock during the year ended December 29, 2005 or during the year ended December 30, 2004. During the quarter ended September 29, 2005, the Company's board of directors extended the share repurchase program for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

  Warrants

        Other than disclosed in Note 5—"Debt Obligations" and Note 12—"Earnings Per Share," no warrants to acquire the Company's common stock were outstanding as of December 29, 2005.

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

        In connection with the Severance Plan discussed in Note 4—"Formation of National CineMedia, LLC," Participants of the Severance Plan are entitled to $20.19 (the fair market value of a share Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) times the number of unvested shares of restricted stock held by such Participant on May 24, 2005. Each Participant's cash payment will vest according to the year and date on which such restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 77,020 shares of restricted stock were forfeited and unearned compensation relating to such restricted stock was reduced by approximately $1.5 million. In accordance with the terms of the Severance Plan, during the year ended December 29, 2005, the Company recorded approximately $0.4 million of severance expense, including payments in lieu of dividend distributions, related to these forfeited restricted shares.

        As of December 29, 2005, there were 151,760 shares of restricted stock outstanding. During the year ended December 29, 2005, the Company recorded compensation expense of approximately $0.5 million related to such outstanding restricted shares. Also during the year ended December 29, 2005, the Company paid four cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.2 million.

  Other Stock Based Compensation

        In 2002, the Company established the 2002 Stock Incentive Plan (the "Incentive Plan") for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described above under "Restricted Stock Program," the Plan also provides for grants of restricted stock that are subject to restrictions and risks of forfeiture.

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

        In connection with the July 1, 2003 and June 2, 2004 extraordinary cash dividends described more fully in Note 1—"Company and Basis of Presentation," and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, to $2.6901 to $15.5302 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 4,915,887, and an increase in the total number of authorized shares under the Plan to 16,110,241. As of December 29, 2005 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 5,943,986 shares of Class A common stock under the Incentive Plan, and 4,541,846 shares remaining available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        On May 11, 2005, the stockholders of the Company approved an amendment to the Incentive Plan increasing the total number of shares of Class A common stock authorized for issuance under the Incentive Plan from 16,110,241 to a total of 18,000,000 shares.

        Also in connection with the Severance Plan, each participant is, with respect to each unvested stock option held by such Participant on May 24, 2005, entitled to the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). Each Participant's cash payment will vest according to the year and date on which such unvested options held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 1.5 million unvested options were forfeited and unearned compensation relating to "in-the-money" options was reduced by approximately $1.2 million. In accordance with the terms of the Severance Plan, during the year ended December 29, 2005, the Company recorded approximately $7.0 million of severance expense related to these forfeited options.

        Stock options granted in connection with the exchange transaction are generally exercisable in installments of 20% per year from the original grant date of the exchanged options and expire no later than 10 years from the date of grant. Stock option grants issued subsequent to the exchange transaction have been established at prices not less than the fair market value as of the date of grant and are exercisable in installments of 20% per year and expire no later than 10 years from the date of grant. For the years ended December 29, 2005, December 30 2004 and January 1, 2004, the Company recorded compensation expense of $5.7 million, $5.6 million and $5.3 million, respectively, related to such options.

        The following table summarizes information about stock options outstanding as of December 29, 2005 as restated for the effects of the exchange transaction:

	Options Outstanding	Weighted Average Exercise Shares Price	Weighted Average Grant Date Fair Value	Options Exercisable At Year End
Under option at December 26, 2002	9,225,157	$10.60		157,163
Options granted in 2003 at fair value	548,067	19.56	$6.36
Options exercised in 2003	(1,268,489)	8.18
Options canceled in 2003	(176,425)	17.05

Antidilution adjustments made to outstanding options in connection with the July 1, 2003 extraordinary dividend	2,298,067	8.45

Under option at January 1, 2004	10,626,377	8.70		396,819
Options granted in 2004 at fair value	253,750	17.83	$5.01
Options exercised in 2004	(2,818,904)	7.02
Options canceled in 2004	(183,210)	14.09
Antidilution adjustments made to outstanding options in connection with the June 2, 2004 extraordinary dividend	2,617,820	6.93

Under option at December 30, 2004	10,495,833	7.11		627,968
Options granted in 2005 at fair value	—	—
Options exercised in 2005	(2,921,968)	6.31
Options canceled in 2005	(1,629,879)	10.99

Under option at December 29, 2005	5,943,986	$6.43		926,032

        The following table summarizes information about the Plan's stock options at December 29, 2005, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/29/05	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/29/05	Weighted Average Exercise Price
$2.6901—$5.3802	5,159,239	6.35	$5.21	646,853	5.24
$7.7971—$11.5115	58,226	7.19	11.51	8,215	11.51
$12.2441—$17.83	726,521	7.01	14.75	270,964	14.46

	5,943,986	6.44	$6.43	926,032	$7.99

10.   RELATED PARTY TRANSACTIONS

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

        On July 7, 2003, Regal acquired an aggregate of 2,451,441 shares of its Class A common stock from two stockholders and thereafter, on July 9, 2003, issued those same shares for the same purchase price to another of its stockholders, GSCP. Alfred C. Eckert III, one of our former directors, is a limited partner of GSCP (NJ), L.P. and an executive officer of GSCP (NJ), L.P.'s general partner, GSCP (NJ), Inc., each of which entities reports shared beneficial ownership with GSCP with respect to such shares. Mr. Eckert disclaims beneficial ownership of these shares.

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

        During the year ended December 29, 2005, Regal Cinemas, incurred approximately $3.8 million of expenses payable to an Anschutz affiliate for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for the reimbursement of travel expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising, marketing and business services.

        During the year ended December 29, 2005, an Anschutz affiliate paid Regal Cinemas approximately $0.1 million for the reimbursement of purchased equipment at cost. As of December 29, 2005, Regal Cinemas was due less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. In addition, as of December 29, 2005, Regal is due less than $0.1 million for travel costs incurred on behalf of an Anschutz affiliate.

        As of December 29, 2005, Regal has entered into a letter of intent with an Anschutz affiliate regarding a potential new theatre development located in Los Angeles, California. Regal contemplates funding a portion of the construction costs and entering into a long term lease agreement for the use of the theatre site. The ultimate financial terms of the potential new theatre development will be approved by those directors without an interest in the transaction.

        As of December 29, 2005, Regal has entered into an agreement with an Anschutz affiliate regarding a potential advertising arrangement whereby Regal will receive various forms of advertising in exchange for on-screen advertising provided in certain of our theatres. The value of such advertising is estimated to be less than $0.2 million.

11.   EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made discretionary contributions of approximately $1.3 million, $1.2 million and $1.1 million to the Plan in fiscal 2005, 2004 and 2003, respectively.

12.   EARNINGS PER SHARE

        Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, warrants and restricted stock using the treasury stock method. The components of basic and diluted earnings per share are as follows (in millions, except share data):

	Year ended December 29, 2005	Year ended December 30, 2004	Year ended January 1, 2004
Net income	$91.8	$82.5	$185.4
Weighted average shares outstanding (in thousands):
Basic:	146,275	143,581	138,576
Add common stock equivalents	8,055	5,639	4,216

Diluted:	154,330	149,220	142,792
Earnings per share
Basic:	$0.63	$0.57	$1.34
Diluted:	$0.59	$0.55	$1.30

        Common stock equivalents consist principally of stock options, warrants and restricted stock. Stock options and warrants to purchase 11.3 million shares of common stock were outstanding at January 1, 2004, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive stock options, warrants or restricted stock outstanding as of December 29, 2005 and December 30, 2004.

        The Convertible Senior Notes discussed in Note 5 allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the Convertible Senior Notes' conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On December 29, 2005, the closing sale price of our Class A common stock was $19.05, which exceeded 110% of the then current conversion price of $15.1897 on the Convertible Senior Notes. Accordingly, as of December 29, 2005, our note holders held the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $15.1897. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.4 million shares and 1.4 million shares in our diluted earnings per share computations for the years ended December 29, 2005 and December 30, 2004, respectively. The closing sale price of our Class A common stock did not exceed the conversion price of the Convertible Senior Notes during 2003.

        In addition, as described in Note 5, we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $17.5266. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 1.5 million shares and 0.4 million shares in our diluted earnings per share computations for the years ended December 29, 2005 and December 30, 2004, respectively. If the average sales price of our Class A common stock during the year ended December 29, 2005 had been $17.1897, $20.00 or $21.00, the number of shares from the Warrant to be included in diluted earnings per share for the year ended December 29, 2005 would have been zero, 1.8 million and 2.4 million, respectively. As of December 29, 2005, the maximum number of shares that could potentially be included under the Warrant is 15.8 million.

        During 2003, the FASB issued an Exposure Draft entitled, "Earnings per Share, an amendment of SFAS No. 128." Following the Exposure Draft, the FASB made additional changes to the requirements of SFAS No. 128, but did not make significant changes to the other issues addressed in that Exposure Draft. Therefore, a revised Exposure Draft (the "proposed Statement") that addresses the additional changes to the requirements of SFAS No. 128 was issued on September 30, 2005. The proposed Statement would amend SFAS No. 128 to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares and contracts that may be settled in cash or shares. The proposed Statement would require that when an entity has issued a contract that may be settled either in shares or in cash at the entity's option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the "if-converted" method. The comment period for the proposed Statement ended on November 30, 2005. The proposed Statement will be effective for interim and annual periods ending after June 15, 2006. This effective date may be reconsidered at a later date if the final statement is not issued as expected in the first quarter of 2006. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the proposed Statement. Had the provisions of the proposed Statement been effective for the reporting periods included herein, diluted earnings per share for the quarter and three years ended December 29, 2005, December 30, 2004 and January 1, 2004 would have been $0.01, $0.02 and $0.04 lower than the reported amounts. The Company is evaluating the proposed Statement and potential alternative courses of action it might pursue, if any, with respect to the convertible notes to address the impact of the proposed Statement.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Senior Credit Facility, which consists of the Term Loan and the Revolving Facility, is estimated based on quoted market prices as of December 29, 2005 and December 30, 2004. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of December 29, 2005 and December 30, 2004. The fair value of the Company's other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at December 29, 2005 and December 30, 2004 consist of the following:

	December 29, 2005	December 30, 2004
	(In millions)
Carrying amount	$1,868.4	$1,887.5
Fair value	$1,939.2	$1,950.1

14.   SUBSEQUENT EVENTS

        On February 7, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock. The dividend is payable on March 17, 2006 to stockholders of record on March 9, 2006.

        During February 2006, certain holders of the Convertible Senior Notes exercised conversion rights with respect to $4.4 million principal amount of the notes held by them, and the Company settled each of these conversions entirely in cash.

        On March 7, 2006, 169,689 shares were granted under the Restricted Stock Program at no cost to officers, directors and key employees, subject to a continued service restriction, at a share price of $18.67 per share. The service restriction for officers and key employees is fulfilled upon continued employment of four years after the award date and as such restriction lapses, the award immediately cliff vests. The service restriction for directors is fulfilled after one year of service after the award date, at which time such restriction lapses and the award immediately cliff vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and provisions of the Incentive Plan.

        On March 9, 2006, Regal Cinemas entered into an amendment to the Senior Credit Facility to reduce the interest rate applicable to the Term Facility by 25 basis points. Borrowings under the Term Facility and Revolving Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate or a base rate plus, in each case, an applicable margin. Effective March 9, 2006, the applicable margin was reduced from 2.00% to 1.75% on the Term Facility. The applicable margin will be further reduced to 1.50% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 29, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 29, 2005, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting and our registered public accounting firm's audit report on management's assessment of our internal control over financial reporting are included in Part II, Item 8, on pages 50 and 51-52, respectively, of this Form 10-K, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class I Directors," "Board and Committee Information" and "Section 16(a) Beneficial Ownership Reporting Compliance") to be held on May 10, 2006 and to be filed with the Securities and Exchange Commission within 120 days after December 29, 2005.

Item 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation" and "Proposal 1. Election of Class I Directors—Compensation of Directors") to be held on May 10, 2006 and to be filed with the Securities and Exchange Commission within 120 days after December 29, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 10, 2006 and to be filed with the Securities and Exchange Commission within 120 days after December 29, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Certain Relationships and Related Transactions") to be held on May 10, 2006 and to be filed with the Securities and Exchange Commission within 120 days after December 29, 2005.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the heading "Independent Directors") to be held on May 10, 2006 and to be filed with the Securities and Exchange Commission within 120 days after December 29, 2005.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Consolidated financial statements of Regal Entertainment Group:

      Management's Report on Internal Control over Financial Reporting

      Report of Independent Registered Public Accounting Firm (Internal Control over Financial Reporting)

      Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

      Regal's Consolidated Balance Sheets as of December 29, 2005 and December 30, 2004.

      Regal's Consolidated Statements of Income for the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004

      Regal's Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004

      Regal's Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004

      Notes to Regal's Consolidated Financial Statements

  (2)
  Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

  (3)
  Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, the several lenders from time to time parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 26, 2004, among Regal Cinemas Corporation, the lenders party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.2
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of November 24, 2004, between Regal Cinemas Corporation and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on December 1, 2004, and incorporated herein by reference)
4.3.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger as Administrative Agent (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 26, 2005, between Regal Cinemas Corporation and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse, First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on September 30, 2005, and incorporated herein by reference)
4.3.5
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 9, 2006, between Regal Cinemas and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2006, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificateholder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.13
Form of Registrant's 3 3/4% Convertible Senior Notes due 2008 (filed as exhibit A in exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.14
Registrant's 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003 (filed as exhibit 4.8 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)
10.2.1*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.3*
Employment Agreement, dated May 3, 2002, between Registrant and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Registrant and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Registrant and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Registrant and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.8
Stock Purchase Agreement, dated as of February 3, 2003, among Registrant, HUSH Holdings U.S. Inc. and Hoyts Cinemas Corporation (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.9
Stockholder Agreement, dated as of March 27, 2003, between Registrant and HUSH Holdings U.S. Inc. (filed as to exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

10.10
Merger Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., RCI/RMS, Inc. and Signature Theatre Investors, LLC (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.11
Asset Purchase Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., Signature Theatres, LLC, Turlock Cinemas, LLC and Signature Desert Cinemas, LLC (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.12*
Indemnity Agreement, dated as of July 9, 2004, by and between Registrant and Lewis W. Coleman (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.13*
Indemnity Agreement, dated as of July 12, 2004, by and between Registrant and Michael J. Dolan (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.14*
Summary of Director Compensation Arrangements (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.15*
Summary of Annual Executive Incentive Program (filed as exhibit 10.15 to Registrant's Form 10-K for the fiscal year ended December 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.16
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.17
Asset Purchase Agreement, dated as of April 27, 2005, by and between Registrant and Eastern Federal Corporation (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended June 30, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.18
First Amendment to Asset Purchase Agreement, dated as of July 18, 2005, between Regal Cinemas, Inc., as successor-in-interest by assignment, and Eastern Federal Corporation (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended June 30, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.19*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
10.20*	Form of Director Indemnification Agreement (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 9, 2006, and incorporated herein by reference)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

(b)
The exhibits required to be filed herewith are listed above.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 14, 2006	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2006
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2006
/s/ PHILIP F. ANSCHUTZ Philip F. Anschutz	Director	March 14, 2006
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 14, 2006
/s/ CRAIG D. SLATER Craig D. Slater	Director	March 14, 2006
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 14, 2006
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	March 14, 2006
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 14, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, the several lenders from time to time parties thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 26, 2004, among Regal Cinemas Corporation, the lenders party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Sole Book Runner and as Administrative Agent (filed as exhibit 4.1.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.2
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of November 24, 2004, between Regal Cinemas Corporation and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on December 1, 2004, and incorporated herein by reference)
4.3.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger as Administrative Agent (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 26, 2005, between Regal Cinemas Corporation and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse, First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on September 30, 2005, and incorporated herein by reference)
4.3.5
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 9, 2006, between Regal Cinemas and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2006, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificateholder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.12
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.13
Form of Registrant's 3 3/4% Convertible Senior Notes due 2008 (filed as exhibit A in exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.14
Registrant's 3 3/4% Convertible Senior Notes due 2008 Registration Rights Agreement, dated May 28, 2003 (filed as exhibit 4.8 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)
10.2.1*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.3*
Employment Agreement, dated May 3, 2002, between Registrant and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Registrant and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Registrant and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Registrant and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.8
Stock Purchase Agreement, dated as of February 3, 2003, among Registrant, HUSH Holdings U.S. Inc. and Hoyts Cinemas Corporation (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

10.9
Stockholder Agreement, dated as of March 27, 2003, between Registrant and HUSH Holdings U.S. Inc. (filed as to exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.10
Merger Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., RCI/RMS, Inc. and Signature Theatre Investors, LLC (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.11
Asset Purchase Agreement, dated as of April 26, 2004, among Regal Cinemas, Inc., Signature Theatres, LLC, Turlock Cinemas, LLC and Signature Desert Cinemas, LLC (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.12*
Indemnity Agreement, dated as of July 9, 2004, by and between Registrant and Lewis W. Coleman (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.13*
Indemnity Agreement, dated as of July 12, 2004, by and between Registrant and Michael J. Dolan (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.14*
Summary of Director Compensation Arrangements (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.15*
Summary of Annual Executive Incentive Program (filed as exhibit 10.15 to Registrant's Form 10-K for the fiscal year ended December 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.16
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.17
Asset Purchase Agreement, dated as of April 27, 2005, by and between Registrant and Eastern Federal Corporation (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended June 30, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.18
First Amendment to Asset Purchase Agreement, dated as of July 18, 2005, between Regal Cinemas, Inc., as successor-in-interest by assignment, and Eastern Federal Corporation (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended June 30, 2005 (Commission File No. 001-31315), and incorporated herein by reference)
10.19*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
10.20*	Form of Director Indemnification Agreement (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 9, 2006, and incorporated herein by reference)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

(b)
The exhibits required to be filed herewith are listed above.

(c)
Not applicable.