Form 10-Q
period 2006-03-30
REGAL ENTERTAINMENT GROUP
filed 2006-05-09
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2006

Commission file number 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865/922-1123

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act).(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Class A Common Stock—67,190,023 shares outstanding at May 5, 2006

        Class B Common Stock—81,936,967 shares outstanding at May 5, 2006

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4.	CONTROLS AND PROCEDURES

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 6.	EXHIBITS

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 30, 2006	December 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156.6	$196.3
Trade and other receivables, net	25.3	55.6
Inventories	7.9	7.8
Prepaid expenses and other current assets	7.1	1.3
Assets held for sale	3.8	0.4
Deferred income tax asset	1.2	1.2

TOTAL CURRENT ASSETS	201.9	262.6
PROPERTY AND EQUIPMENT:
Land	135.0	136.8
Buildings, leasehold improvements and equipment	2,433.8	2,429.4
Construction in progress	18.5	21.8

Total property and equipment	2,587.3	2,588.0
Accumulated depreciation and amortization	(641.4)	(600.3)

Total property and equipment, net	1,945.9	1,987.7
GOODWILL	223.8	223.8
OTHER NON-CURRENT ASSETS	64.8	58.7

TOTAL ASSETS	$2,436.4	$2,532.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$257.0	$260.4
Accounts payable	139.0	181.3
Accrued expenses	71.8	88.3
Income taxes payable	23.3	68.2
Deferred revenue	116.9	94.3
Bankruptcy claims and liabilities	1.1	1.1

TOTAL CURRENT LIABILITIES	609.1	693.6
LONG-TERM DEBT	1,608.3	1,612.3
LEASE FINANCING ARRANGEMENTS	88.5	89.4
CAPITAL LEASE OBLIGATIONS	21.3	22.4
DEFERRED INCOME TAX LIABILITY	5.5	2.1
OTHER NON-CURRENT LIABILITIES	83.8	81.3

TOTAL LIABILITIES	2,416.5	2,501.1
MINORITY INTEREST	1.9	1.8
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 64,832,932 and 63,426,325 shares issued and outstanding at March 30, 2006 and December 29, 2005, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 83,936,967 shares issued and outstanding at March 30, 2006 and December 29, 2005	0.1	0.1
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(12.5)	(22.5)
Retained earnings	11.3	44.6
Unamortized deferred stock compensation	—	(4.4)
Accumulated other comprehensive income	19.1	12.1

TOTAL STOCKHOLDERS’ EQUITY	18.0	29.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,436.4	$2,532.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended March 30, 2006	Quarter Ended March 31, 2005
REVENUES:
Admissions	$392.0	$388.8
Concessions	158.6	149.6
Other operating revenue	34.5	38.6

TOTAL REVENUE	585.1	577.0
OPERATING EXPENSES:
Film rental and advertising costs	197.0	198.9
Cost of concessions	24.1	22.4
Rent expense	77.6	74.5
Other operating expenses	158.6	161.8
General and administrative expenses (including share-based compensation expense of $2.0 million in 2006 and $1.5 million in 2005)	15.9	18.8
Depreciation and amortization	49.7	48.2
Net loss on disposal and impairment of operating assets	5.7	2.9
Equity in loss (income) of joint venture including former employee compensation	5.8	—

TOTAL OPERATING EXPENSES	534.4	527.5

INCOME FROM OPERATIONS	50.7	49.5
OTHER EXPENSE (INCOME):
Interest expense, net	31.1	27.9
Loss on debt extinguishment	0.9	—

TOTAL OTHER EXPENSE, NET	32.0	27.9

INCOME BEFORE INCOME TAXES	18.7	21.6
PROVISION FOR INCOME TAXES	7.5	8.5

NET INCOME	$11.2	$13.1

EARNINGS PER SHARE:
Basic	$0.08	$0.09
Diluted	0.07	0.09
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	147,767	145,017
Diluted	154,038	153,690

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Quarter Ended March 30, 2006	Quarter Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11.2	$13.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49.7	48.2
Share-based compensation expense	2.0	1.5
Deferred income tax expense (benefit)	(1.1)	(1.5)
Net loss on disposal and impairment of operating assets	5.7	2.9
Equity in loss (income) of joint venture including former employee compensation	5.8	—
Loss on debt extinguishment	0.9	—
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	31.0	25.2
Inventories	(0.1)	0.6
Prepaid expenses and other current assets	(3.5)	(11.1)
Accounts payable	(42.3)	(48.1)
Income taxes payable	(44.7)	(8.7)
Accrued expenses and other liabilities	6.3	5.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	20.9	27.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.5)	(30.7)
Proceeds from disposition of assets	1.9	0.9

NET CASH USED IN INVESTING ACTIVITIES	(16.6)	(29.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(44.6)	(43.6)
Proceeds from stock option exercises	6.2	2.7
Net payments on long term obligations	(5.0)	(8.9)
Cash used to settle conversions of convertible notes	(5.3)	—
Net proceeds attributable to convertible note hedge and warrant	0.7	—
Payment of debt acquisition costs and other	(1.4)	—
Excess tax benefits from share-based payment arrangements	5.4	—

NET CASH USED IN FINANCING ACTIVITIES	(44.0)	(49.8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39.7)	(52.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	196.3	243.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156.6	$191.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$48.2	$18.9

Cash paid for interest	$29.7	$47.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the “Company,” “Regal,” “we” or “us”) is the parent company of Regal Entertainment Holdings, Inc. (“REH”), which is the parent company of Regal Cinemas Corporation (“Regal Cinemas”) and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. (“RCI”) and its subsidiaries, which include Edwards Theatres, Inc. (“Edwards”), Regal CineMedia Corporation (“Regal CineMedia” or “RCM”), Hoyts Cinemas Corporation (“Hoyts”), United Artists Theatre Group (“UATG”) and United Artists Theatre Company (“United Artists”). The terms Regal or the Company, REH, Regal Cinemas, RCI, United Artists, Edwards, Regal CineMedia, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,415 screens in 546 theatres in 40 states as of March 30, 2006.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of March 30, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

         For a discussion of the series of events leading to the formation of the Company and other significant transactions which have occurred through December 29, 2005, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 29, 2005.

        During the quarter ended March 30, 2006, Regal paid one quarterly cash dividend of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $44.6 million in the aggregate.

        Total comprehensive income for the quarters ended March 30, 2006 and March 31, 2005 was $18.2 million and $24.8 million, respectively.  Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters ended March 30, 2006 and March 31, 2005. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

        The Company has prepared the unaudited condensed consolidated balance sheet as of March 30, 2006 and the unaudited condensed consolidated statements of income and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2005 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 29, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March

30, 2006 are not necessarily indicative of the operating results that may be achieved for the full 2006 fiscal year.

        Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. ACQUISITIONS

Acquisition of R/C Theatres and Eastern Federal Corporation Theatres

        On April 28, 2005, the Company acquired seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company acquired 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The total aggregate cash purchase price for the combined acquisitions totaled approximately $156.7 million, including $125.2 million for the Eastern Federal Corporation acquisition, subject to post-closing adjustments. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition, with the remaining balance allocated to goodwill. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party appraisal of certain Eastern Federal Corporation fee properties. The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

        The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.2
Property and equipment, net	157.8
Goodwill	2.9
Current liabilities	(4.2)

Total purchase price	$156.7

        The following unaudited pro forma results of operations for the quarter ended March 31, 2005 assume the above acquisitions occurred as of the beginning of fiscal 2005. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

Quarter Ended March 31, 2005 (in millions, except per share amounts)
Revenues	$594.4
Income from operations	51.1
Net income	14.1
Earnings per share
Basic:	0.10
Diluted:	0.09

3. FORMATION OF NATIONAL CINEMEDIA, LLC

        On March 29, 2005, Regal and AMC Entertainment Inc. (“AMC”) announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia, LLC (“National CineMedia”).  On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of March 30, 2006, RCM’s wholly owned subsidiary, Regal CineMedia Holdings, LLC (“RCH”), owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. National CineMedia focuses on the expansion of ancillary businesses, such as in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

        As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia. As of March 30, 2006, RCH’s investment in National CineMedia totaled approximately ($2.1 million). Such investment is presented as a component of “Other Non-Current Assets” on the accompanying consolidated balance sheet as of March 30, 2006.

        In addition, on March 29, 2005, RCM, AMC’s subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement, which was amended and restated on July 15, 2005 pursuant to Cinemark’s participation in National CineMedia, in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to a 32% administrative fee payable to National CineMedia to service such contracts. For the quarter ended March 30, 2006, administrative fees paid to National CineMedia totaled $1.1 million. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor’s theatres for any measurement period. During the quarter ended March 30, 2006, the Company recorded $7.6 million of advertising revenues and $0.6 million of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company’s financial statements. For the quarter ended March 30, 2006, the Company recorded a loss of $4.2 million, representing its share of the net loss of National CineMedia.  In addition, as of March 30, 2006, approximately $11.7 million and $0.9 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

        In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the RCI Severance Plan For Equity Compensation (the “Severance Plan”). Participation in the

Severance Plan is limited to employees of RCM, who held an unvested option to purchase shares of Regal’s Class A common stock or unvested shares of Regal’s restricted Class A common stock pursuant to the terms of the Company’s 2002 Incentive Plan (the “Incentive Plan”) immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. Each employee’s termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a “Participant”) is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal’s Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal’s Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005 will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal’s Class A common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant’s restricted stock would have vested in accordance with the Incentive Plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal’s Class A common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

        Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased.  As a result of the formation of National CineMedia, approximately 1.5 million unvested options and 77,020 shares of unvested restricted stock were forfeited.  The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan were funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended March 30, 2006, the Company recorded total severance expense of approximately $1.6 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

        As part of the joint venture transaction, RCH, NCN and Cinemark, or their respective affiliates, entered into a number of ancillary agreements, including a Limited Liability Company Operating Agreement, as amended (the “Operating Agreement”), in order to set forth their respective rights and obligations as members in connection with their interests in National CineMedia. The Operating Agreement provides that the board of directors of National CineMedia consists of ten members including three directors designated by NCN, three directors designated by RCH, three directors designated by Cinemark’s wholly owned subsidiary, and Kurt Hall, the Chairman and Chief Executive Officer of National CineMedia. The Operating Agreement also provides that all actions of National CineMedia’s board of directors require the vote of nine directors.

4. DEBT OBLIGATIONS

        Debt obligations at March 30, 2006 and December 29, 2005 consist of the following (in millions):

	March 30, 2006	December 29 2005
Regal 3¾% Convertible Senior Notes	$235.6	$240.0
Regal Cinemas Senior Credit Facility	1,571.9	1,575.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 3.3% to 12.3%, maturing in various installments through January 2021	91.8	92.6
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	23.3	23.5
Other	1.0	1.0

Total debt obligations	1,975.1	1,984.5
Less current portion	(257.0)	(260.4)

Total debt obligations, net of current maturities	$1,718.1	$1,724.1

Regal 3¾% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3¾% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a change in control, at the then existing conversion price per share.  Prior to May 15, 2007, our note holders have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a change in control, at the then existing conversion price per share, subject to further adjustments described below, if:

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

•                  we become a party to a consolidation, merger or sale of all or substantially all of our assets or a change in control occurs, in each case, pursuant to which our common stock would be converted into cash, stock or other property unless, in the case of a consolidation or merger, all of the consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters’ appraisal rights, in such merger or consolidation consists of shares of common stock, American Depositary Shares or other certificates representing common equity interests traded on a United States national securities exchange or quoted on The NASDAQ Stock Market, or will be so traded or quoted when issued or exchanged in connection with such merger or consolidation, and as a result of such merger or consolidation the Convertible Senior Notes become convertible solely into such common stock or other certificates representing common equity interests; or

•                  after any five consecutive trading-day period in which the average of the trading prices for the Convertible Senior Notes for that five trading-day period was less than 100% of the average of the conversion values for the Convertible Senior Notes during that period.

        On March 30, 2006, at the then current conversion price of $14.9663 per share (which conversion price has been adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 66.8168 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “Convertible Note Hedge”) with Credit Suisse First Boston (“CSFB”), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at a March 30, 2006 price per share of $14.9663). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders’ equity.

        We also sold to CSFB a warrant (the “Warrant”) to purchase shares of our Class A common stock. The Warrant is currently exercisable for 15,741,967 shares of our Class A common stock at a March 30, 2006 exercise price of $17.2688 per share (which exercise price has been adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders’ equity.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $17.2688 (as of March 30, 2006). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

        The Convertible Senior Notes allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which may be settled in stock, will result in potential dilution in our earnings-per-share computations.

        On March 30, 2006, the closing sale price of our Class A common stock was $18.58, which exceeded 110% of the then current conversion price of $14.9663. Accordingly, as of March 30, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $14.9663. This conversion option, coupled with the Company’s stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $235.6 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of March 30, 2006. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

        On March 28, 2005, one of the holders of the Convertible Senior Notes exercised its conversion right with respect to $1,000 principal amount of the notes held by it, and the Company settled the entire conversion in cash. On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery to resolve a question that has arisen about the terminology used in the Indenture, dated as of May 28, 2003, as amended April 5, 2005 (the “Indenture”), between the Company and U.S. Bank National Association (the “Trustee”) regarding the Convertible Senior Notes’ conversion price adjustment mechanism. See Note 7—“Commitments and Contingencies” for further discussion of this matter.

        During February 2006, certain holders of the Convertible Senior Notes exercised conversion rights with respect to $4.4 million principal amount of the notes held by them, and the Company settled each of these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006. In connection with these conversions, the Company received net proceeds of approximately $0.7 million from CSFB attributable to the Convertible Note Hedge and the Warrant.  Such proceeds were recorded as an increase to additional paid-in capital.

        Regal Cinemas Fourth Amended and Restated Credit Agreement, as Amended—

        On March 9, 2006, Regal Cinemas entered into a fourth amendment (the “Fourth Amendment”) to its Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, as first amended as of July 27, 2004, as second amended as of November 24, 2004 and as third amended as of September 26, 2005 (as amended, including by the Fourth Amendment, the “Senior Credit Facility”) to reduce the interest rate applicable to the term loan facility under the Senior Credit Facility (the “Term Facility”) by 25 basis points. Borrowings under the Term Facility and revolving loan facility under the Senior Credit Facility bear interest, at Regal Cinemas’ option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Effective March 9, 2006, the applicable margin was reduced from 2.00% to 1.75% on the Term Facility. The applicable margin will be further reduced to 1.50% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.  As of March 30, 2006, the interest rate on the Term Facility was approximately 6.28%.

        The Senior Credit Facility is further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and, as such discussion is amended by the discussion herein, is incorporated by reference herein.

        Interest Rate Swaps—As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005, during 2004 and 2005, Regal

Cinemas entered into a total of five hedging relationships via five distinct interest rate swap agreements to hedge approximately $1.1 billion of variable rate liabilities under the Senior Credit Facility.

        As of March 30, 2006, the aggregate fair value of the five interest rate swaps was determined to be approximately $31.4 million, which has been recorded as a component of “Other Non-Current Assets” with a corresponding amount of $19.1 million, net of tax, recorded to “Accumulated Other Comprehensive Income.” The interest rate swaps exhibited no ineffectiveness for the quarters ended March 30, 2006 and March 31, 2005.

        Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein.

5. INCOME TAXES

        The provision for income taxes of $7.5 million and $8.5 million for the quarters ended March 30, 2006 and March 31, 2005, respectively, reflect effective tax rates of approximately 40.1% and 39.4%, respectively. The effective tax rates for the quarters ended March 30, 2006 and March 31, 2005 reflect the impact of certain non-deductible expenses.

       In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 30, 2006 and December 29, 2005, totaling $37.4 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of March 30, 2006 and December 29, 2005, $33.7 million of the valuation allowance relates to pre-acquisition deferred tax assets of Hoyts, Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

        As of March 30, 2006, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of March 30, 2006, 64,832,932 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 83,936,967 shares were outstanding as of March 30, 2006, all of which are held by Anschutz Company (“Anschutz”) and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of March 30, 2006. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005.

Share Repurchase Program

        During the quarter ended September 30, 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. During the quarter ended September 29, 2005, the Company’s board of directors extended the share repurchase program for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2006. The Company made no repurchases of its outstanding Class A common stock during the quarter ended March 30, 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

        Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s common stock were outstanding as of March 30, 2006.

Share-Based Compensation

        In 2002, the Company established the Incentive Plan which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock,” the Incentive Plan also provides for grants of restricted stock that are subject to restrictions and risks of forfeiture. Readers should refer to Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005 for additional information related to these awards and the Incentive Plan.

        Effective December 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of the Company’s Class A common stock on the date of the grant.

        Under the modified prospective approach, SFAS 123R applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005.  Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and recognized as expense over the employee’s requisite service period.  Prior periods were not restated to reflect the impact of adopting the new standard.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

        As a result of adopting SFAS 123R on December 30, 2005, our income before income taxes, net income and basic earnings per share for the quarter ended March 30, 2006, were $0.7 million, $0.4 million, $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants.  Diluted earnings per share for the quarter ended March 30, 2006 would have been the same as the reported amount had the Company continued to apply APB Opinion No. 25.

Stock Options

        We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards with the assumptions noted in the following table for the indicated periods.

	Quarter Ended March 30, 2006	Quarter Ended March 31, 2005
Expected volatility	38.0-39.0%	38.0-39.0%
Expected life of options (in years)	7.5	7.5
Risk-free interest rate	3.0-4.9%	3.0-4.9%
Dividend yield	3.0-4.5%	3.0-4.5%

        Expected volatility is based on historical volatility of the Company’s common stock price.  The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the quarters ended March 30, 2006 and March 31, 2005.

        As share-based compensation expense recognized in the unaudited condensed consolidated statement of income for the quarter ended March 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        During the quarter ended March 30, 2006, the Company recognized approximately $1.8 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarter ended March 30, 2006. At March 30, 2006, there was $6.5 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.03 years.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  In addition, we will receive a tax deduction when restricted stock vests.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the quarter ended March 30, 2006, our unaudited condensed consolidated statement of cash flows reflects $5.4 million of excess tax benefits as financing cash flows rather than operating cash flows.  Net cash proceeds from the exercise of stock options were $6.2 million for the quarter ended March 30, 2006. The actual income tax benefit realized from stock option exercises is $6.8 million for the same period.

        The following table represents stock option activity for the quarter ended March 30, 2006:

	Number of	Weighted-Average	Weighted-Average
	Shares	Exercise Price	Contract Life
Outstanding options at beginning of period	5,943,986	$6.43
Granted	—	—
Exercised	(1,236,918)	5.02
Forfeited	(14,604)	13.79
Outstanding options at end of period	4,692,464	$6.78	6.20 Yrs
Outstanding exercisable at end of period	2,110,777	$6.37	6.16 Yrs

        Shares available for future stock option grants to employees and directors under the Incentive Plan were approximately 3.8 million at March 30, 2006.  The aggregate intrinsic value of options outstanding at March 30, 2006 was $55.3 million, and the aggregate intrinsic value of options exercisable was $25.8 million. Total intrinsic value of options exercised was $17.3 million and $6.0 million for the quarters ended March 30, 2006 and March 31, 2005.

        The following table summarizes our nonvested stock option activity for the quarter ended March 30, 2006:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at beginning of period	5,017,954	$2.98
Granted	—	—
Vested	(2,431,500)	2.84
Forfeited	(4,767)	4.25
Nonvested stock options at end of period	2,581,687	$3.10

        Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123.  For purposes of pro forma disclosures under SFAS 123 for the quarter ended March 31, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

Net income:
As reported	$13.1
Add: Share-based employee compensation reported in net income, net of taxes	0.8
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(1.6)

Pro forma	$12.3

Basic earnings per share:
As reported	$0.09
Add: Share-based employee compensation reported in net income, net of taxes	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.01)

Pro forma	$0.08

Diluted earnings per share:
As reported	$0.09
Add: Share-based employee compensation reported in net income, net of taxes	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.01)

Pro forma	$0.08

Restricted Stock

        As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005, the Company implemented a restricted stock program to provide for restricted stock awards to officers, directors and key employees. Under the restricted stock program, common stock of the Company may be granted at nominal cost to officers and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and provisions of the Incentive Plan. On February 11, 2005, 229,990 shares were granted under the restricted stock program at nominal cost to officers and key employees.  The closing price of our Class A common stock on the date of grant was $19.90 per share. On March 7, 2006, 169,689 shares were granted under the restricted stock program at nominal cost to officers, directors and key employees.  The closing price of our Class A common stock on the date of grant was $18.67 per share.

        During the quarter ended March 30, 2006, the Company recognized approximately $0.2 million of share-based compensation expense related to these restricted shares.  Such expense is presented as a component of general and administrative expenses for the quarter ended March 30, 2006.  The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of March 30, 2006, we have unrecognized compensation expense of $5.9 million associated with these awards. Upon adoption of SFAS 123R, the cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards was not material.

        The following table represents the shares of restricted stock that were granted and outstanding as of March 30, 2006 and March 31, 2005:

	March 30, 2006	March 31, 2005

Restricted stock:
Granted during the period ended	169,689	229,990
Outstanding, as of	321,449	229,990

        The aggregate intrinsic value of restricted stock outstanding as of March 30, 2006 was $6.2 million.  During the quarter ended March 30, 2006, the Company paid one cash dividend of $0.30 on each share of outstanding restricted stock totaling less than $0.1 million.

        7. COMMITMENTS AND CONTINGENCIES

Sale-Leaseback Transactions

        The Company’s sale-leaseback transactions are described in Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005.

Other

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants’ motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgement as to all counts asserted against it. The motion will most likely be decided in the first half of 2006.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants and additional capital expenditures to remedy such non-compliance.

        United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. (the “Arnold Decree”). The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended, among other things, to extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        In prior years, private litigants and the Department of Justice (the “DOJ”) had filed claims against Regal or its subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing these claims of private litigants and all claims made by the United States under the ADA. Over the next five years, the Company anticipates that it will incur capital costs to modify its theatres in accordance with the settlement arrangements (including the Arnold Decree) in the aggregate of up to $15.0 million.

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

        On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery against Amaranth LLC, Amaranth Advisors, L.L.C. and Nicholas M. Maounis (collectively, “Amaranth”), individually, and as representatives of a class of all holders of the Convertible Senior Notes issued pursuant to the Indenture.  On March 21, 2005, Amaranth filed a Schedule 13G with the Securities and Exchange Commission questioning the terminology used in the Indenture for calculating the conversion price adjustment to the Convertible Senior Notes required to be made by the Company in relation to quarterly dividends paid by the Company. In addition, on March 28, 2005, Amaranth exercised its conversion rights with respect to $1,000 principal amount of its notes, which the Company settled in cash. In its complaint, the Company is seeking a declaratory judgment to resolve the question that has arisen regarding the proper calculation of the conversion price adjustments in relation to certain of the Company’s quarterly dividends. In order to remedy any confusion, the Company approved and the Company and the Trustee executed a First Supplemental Indenture, dated April 5, 2005, to amend the terminology in the conversion price adjustment formula. On May 17, 2005, Amaranth filed its answer and counterclaim against the Company. On June 20, 2005, the Company filed an answer to Amaranth’s counterclaim.

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

8. RELATED PARTY TRANSACTIONS

        During the quarter ended March 30, 2006, Regal Cinemas, incurred approximately $0.8 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services.

        During the quarter ended March 30, 2006, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. In addition, Regal received less than $0.1 million for travel costs incurred during 2005 on behalf of an Anschutz affiliate.

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

	Quarter ended March 30, 2006	Quarter ended March 31, 2005
Net income	$11.2	$13.1
Weighted average shares outstanding (in thousands):
Basic:	147,767	145,017
Add common stock equivalents	6,271	8,673

Diluted:	154,038	153,690
Earnings per share
Basic:	$0.08	$0.09
Diluted:	$0.07	$0.09

        Common stock equivalents consist principally of stock options, warrants and restricted stock. There were no antidilutive stock options, warrants or restricted stock outstanding as of March 30, 2006 and March 31, 2005.

        The Convertible Senior Notes discussed in Note 4—“Debt Obligations” allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled for cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On March 30, 2006, the closing sale price of our Class A common stock was $18.58, which exceeded 110% of the then current conversion price of $14.9663 on the Convertible Senior Notes. Accordingly, as of March 30, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $14.9663. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.0 million shares and 3.4 million shares in our diluted earnings per share computations for the quarters ended March 30, 2006 and March 31, 2005, respectively.

        In addition, as described in Note 4—“Debt Obligations,” we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $17.2688. SFAS No. 128, “Earnings Per Share,” however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 1.0 million shares and 1.5 million shares in our diluted earnings per share computations for the quarters ended March 30, 2006 and March 31, 2005, respectively. If the average sales price of our Class A common stock during the quarter ended March 30, 2006 had been $17.2688, $20.00 or $21.00, the number of shares from the Warrant to be included in diluted earnings per share for the quarter ended March 30, 2006 would have been zero, 2.1 million and 2.8 million, respectively. As of March 30, 2006, the maximum number of shares that could potentially be included under the Warrant is 15.7 million.

10. RECENT ACCOUNTING PRONOUNCEMENTS

        During 2003, the FASB issued an Exposure Draft entitled, “Earnings per Share, an amendment of SFAS No. 128.” Following the Exposure Draft, the FASB made additional changes to the requirements of

SFAS No. 128, but did not make significant changes to the other issues addressed in that Exposure Draft. Therefore, a revised Exposure Draft (the “proposed Statement”) that addresses the additional changes to the requirements of SFAS No. 128 was issued on September 30, 2005. The proposed Statement would amend SFAS No. 128 to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares and contracts that may be settled in cash or shares. The proposed Statement would require that when an entity has issued a contract that may be settled either in shares or in cash at the entity’s option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the “if-converted” method. The comment period for the proposed Statement ended on November 30, 2005. The proposed Statement will be effective for interim and annual periods ending after June 15, 2006. This effective date may be reconsidered at a later date if the final statement is not issued as expected in the immediate near future.  Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the proposed Statement. Had the provisions of the proposed Statement been effective for the reporting periods included herein, diluted earnings per share for the quarter ended March 30, 2006 would have been $0.01 higher than the reported amount and diluted earnings per share for the quarter ended March 31, 2005 would have been the same as the reported amount. The Company is evaluating the proposed Statement and potential alternative courses of action it might pursue, if any, with respect to the Convertible Senior Notes to address the impact of the proposed Statement.

11. SUBSEQUENT EVENTS

        On April 27, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 20, 2006, to stockholders of record on June 12, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission (File No. 001-31315) for the Company’s fiscal year ended December 29, 2005. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

        We conduct our operations primarily through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,415 screens in 546 theatres in 40 states as of March 30, 2006. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations.  As of March 30, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

        We also maintain an investment in National CineMedia, LLC (“National CineMedia) which focuses on the expansion of ancillary businesses, such as in-theatre advertising and complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”).

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. In addition, National CineMedia provides us with revenues from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and generally increase as the admissions revenue generated by a film increases. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        Regal was created through a series of transactions during 2001 and 2002. The Anschutz Corporation and its subsidiaries (“Anschutz”) acquired controlling equity interests in United Artists Theatre Company (“United Artists”) (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. (“RCI”) when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in RCI for a controlling equity interest in Regal Cinemas Corporation (“Regal Cinemas”) immediately thereafter. Regal acquired the controlling equity interests of United Artists, Edwards Theatres, Inc., Regal Cinemas and Regal CineMedia Corporation (“Regal CineMedia” or “RCM”) through a series of transactions described in further detail in Note 1 to the consolidated financial statements included Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005.

        The results of operations of the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

        On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company, National CineMedia . On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, as of March 30, 2006, Regal CineMedia Holdings, LLC, a wholly owned subsidiary of RCM, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at the theatres of National CineMedia partners and other third party exhibition companies, through an agreed upon formula based generally on screen count and attendance. See Note 3—“Formation of National CineMedia, LLC,” for further discussion of this joint venture arrangement.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and “Results of Operations” below.

Results of Operations

        The first quarter of 2006 was a steady quarter for the industry and the Company.  Based on our review of industry sources, national box office revenues were estimated to have remained consistent during the first calendar quarter of 2006 in comparison to the first calendar quarter of 2005.  In spite of a slight decline in national attendance, we believe the first calendar quarter 2006 national box office results benefited from increases in average ticket prices per patron, the carryover success of certain December 2005 releases and solid performances of certain films released during the quarter.  In addition, the success of certain family-oriented and concession-friendly films exhibited during the first calendar quarter of 2006 largely contributed to an increase in average concessions revenues per patron.

        Our total revenue for the quarter ended March 30, 2006 (“Q1 2006 Period”) was $585.1 million, a 1.4% increase over total revenue of $577.0 million for the quarter ended March 31, 2005 (“Q1 2005 Period”). Our Q1 2006 Period box office results were favorably impacted by a 2.0% increase in average ticket prices, partially offset by a 1.0% decline in attendance. The decline in the Q1 2006 Period attendance was partially mitigated by the inclusion of the results of operations of the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Since the R/C Theatres and Eastern Federal Corporation acquisitions occurred subsequent to the Q1 2005 Period, the results of operations of such theatres were not included in the Q1 2005 Period results.  Excluding the impact of the incremental attendance from these theatres, the Company’s Q1 2006 Period total attendance declined by approximately 4.8%. The increase in the average ticket prices per patron for the Q1 2006 Period was not enough to offset the Company’s Q1 2006 Period attendance per average screen decline of 3.6%, resulting in a decline in per average screen box office revenues of 1.8%. Based on certain industry sources, the decline in our per screen admissions revenues approximated the industry results for the Q1 2006 Period as compared to the Q1 2005 Period.  During the Q1 2006 Period, we experienced growth in average concession revenues per patron and a slight decline in other operating revenues. The growth in average concession revenues per patron was attributable to changes in our product mix (including certain pricing and size changes) and the success of certain family-oriented and concession-friendly films exhibited during the Q1 2006 Period.  The decrease in other operating revenues in the Q1 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Q1 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC” and to a lesser extent, the seasonal nature of the advertising revenues generated by National CineMedia.  Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation.

        Income from operations increased 2.4% to $50.7 million for the Q1 2006 Period compared to $49.5 million in the Q1 2005 Period. Net income decreased to $11.2 million in the Q1 2006 Period compared to net income of $13.1 million in the Q1 2005 Period. Earnings per diluted share also decreased to $0.07 for the Q1 2006 Period compared to $0.09 during the Q1 2005 Period. EBITDA was $99.5 million for the Q1 2006 Period, an increase of 1.8% from $97.7 million in the Q1 2005 Period and represented an EBITDA margin of 17.0%. The increase in income from operations is primarily attributable to a slight increase in total revenues due to the inclusion of the results of operations of theatres purchased from R/C Theatres and Eastern Federal Corporation, largely offset by increases in certain expense items described in further detail below.  The decrease in net income and earnings per diluted share during the Q1 2006 Period is primarily attributable to incremental interest expense, partially offset by a slight increase in operating income described below.  A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under “Results of Operations—EBITDA.”

        During the Q1 2006 Period, we made progress with certain of our strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Q1 2006 Period totaled approximately $44.6 million.

•                  In addition, we opened 2 new theatres with 28 screens and closed 11 theaters with 76 screens, ending the Q1 2006 Period with 546 theaters and 6,415 screens.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q1 2006 Period and the Q1 2005 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q1 2006 Period		Q1 2005 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$392.0	67.0%	$388.8	67.4%
Concessions	158.6	27.1	149.6	25.9
Other operating revenue	34.5	5.9	38.6	6.7

Total revenue	585.1	100.0	577.0	100.0
Operating expenses:
Film rental and advertising costs(1)	197.0	50.3	198.9	51.2
Cost of concessions(2)	24.1	15.2	22.4	15.0
Rent expense(3)	77.6	13.3	74.5	12.9
Other operating expenses(3)	158.6	27.1	161.8	28.0
General and administrative expenses (including share-based compensation expense of $2.0 million in 2006 and $1.5 million in 2005)(3)	15.9	2.7	18.8	3.3
Depreciation and amortization(3)	49.7	8.5	48.2	8.4
Net loss on disposal and impairment of operating assets(3)	5.7	1.0	2.9	0.5
Equity in loss (income) of joint venture including former employee compensation(3)	5.8	1.0	—	—

Total operating expenses(3)	534.4	91.3	527.5	91.4

Income from operations(3)	50.7	8.7	49.5	8.6
Interest expense, net(3)	31.1	5.3	27.9	4.8

Provision for income taxes(3)	7.5	1.3	8.5	1.5
Net income(3)	11.2	1.9	13.1	2.3
EBITDA(3),(4)	$99.5	17.0	$97.7	16.9
Attendance	58.0		58.6
Average ticket price(5)	$6.76	*	$6.63	*
Average concession per patron(6)	$2.74	*	$2.55	*

*Not meaningful

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

(4) EBITDA represents earnings before interest, taxes, depreciation and amortization. See “—Results of Operations—EBITDA” below for a tabular reconciliation of net income to EBITDA and net cash provided by operating activities.

(5) Calculated as admissions revenue/attendance.

(6) Calculated as concessions revenue/attendance.

Q1 2006 Period Compared to Q1 2005 Period

Admissions

        Total admissions revenues increased $3.2 million, or 0.8%, to $392.0 million for the Q1 2006 Period, from $388.8 million for the Q1 2005 Period. Our Q1 2006 Period box office results were favorably impacted by a 2.0% increase in average ticket prices, partially offset by a 1.0% decline in attendance. The decline in the Q1 2006 Period attendance was partially mitigated by the inclusion of the results of operations of the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Since the R/C Theatres and Eastern Federal Corporation acquisitions occurred subsequent to the Q1 2005 Period, the results of operations of such theatres were not included in the Q1 2005 Period results.  Excluding the impact of the incremental attendance from these theatres, the Company’s Q1 2006 Period total attendance declined by approximately 4.8%.  See Note 2—“Acquisitions” to the unaudited condensed consolidated financial statements for additional information regarding these acquisitions. The increase in the Q1 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. The increase in the average ticket prices per patron for the Q1 2006 Period was not enough to offset the Company’s Q1 2006 Period attendance per average screen decline of 3.6%, resulting in a decline in per average screen box office revenues of 1.8%. Based on certain industry sources, the decline in our per screen admissions revenues approximated the industry results for the Q1 2006 Period as compared to the Q1 2005 Period.

Concessions

        Total concessions revenues increased $9.0 million, or 6.0%, to $158.6 million for the Q1 2006 Period, from $149.6 million for the Q1 2005 Period. The increase in concessions revenues in the Q1 2006 Period compared to the Q1 2005 Period was due to a 7.5% increase in average concessions per patron, partially offset by a 1.0% decrease in attendance. The increase in the Q1 2006 Period concessions revenue and average concessions per patron was primarily attributable to changes in our concessions product mix (including certain pricing and size changes) and the success of certain family-oriented and concession-friendly films exhibited during the Q1 2006 Period.

Other Operating Revenues

        Total other operating revenues decreased $4.1 million, or 10.6%, to $34.5 million for the Q1 2006 Period, from $38.6 million for the Q1 2005 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia prior to the formation of the National CineMedia on March 29, 2005, the activities of the National CineMedia joint venture subsequent to its formation, marketing revenues from our vendor marketing programs and game revenues.  The decrease in other operating revenues in the Q1 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Q1 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC” and to a lesser extent, the seasonal nature of the advertising revenues generated by National CineMedia.  Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation.

Film Rental and Advertising Costs

        During the Q1 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 50.3% as compared to 51.2% in the Q1 2005 Period. The decreases in film rental and advertising costs during the Q1 2006 Period as a percentage of box office revenues was primarily the result of film product mix and lower film rental cost associated with certain Q1 2006 Period films.

Cost of Concessions

        Cost of concessions as a percentage of concessions revenues increased to 15.2% in the Q1 2006 Period as compared to 15.0% in the Q1 2005 Period. The increase in the cost of concessions as a percentage of concession revenues during the Q1 2006 Period was primarily attributable to the mix of concession product.

Rent Expense

        Rent expense increased $3.1 million or 4.2% to $77.6 million in the Q1 2006 Period, from $74.5 million in the Q1 2005 Period. Rent expense as a percentage of total revenues increased to 13.3% in the Q1 2006 Period, from 12.9% in the Q1 2005 Period. The increase in rent expense in the Q1 2006 Period was primarily attributable to incremental rent from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation.

Other Operating Expenses

        For the Q1 2006 Period, other operating expenses decreased $3.2 million, or 2.0%, to $158.6 million, from $161.8 million in the Q1 2005 Period. Other operating expenses as a percentage of total revenues decreased to 27.1% in the Q1 2006 Period, from 28.0% in the Q1 2005 Period. The decrease in total other operating expenses in the Q1 2006 Period was primarily attributable to the expenses generated from National CineMedia being less than generated in the Q1 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC” and to a lesser extent, a reduction of certain non-rent occupancy costs and certain other operating costs, partially offset by added costs associated with the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation.

General and Administrative Expenses

        General and administrative expenses decreased $2.9 million, or 15.4%, to $15.9 million during the Q1 2006 Period, from $18.8 million in the Q1 2005 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.7% during the Q1 2006 Period, from 3.3% in the Q1 2005 Period. The decrease in general and administrative expenses during the Q1 2006 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by an increase in share-based compensation expense resulting from the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” effective December 30, 2005 (see Note 6—“Capital Stock and Share-Based Compensation” for further discussion).

Depreciation and Amortization

        Depreciation and amortization increased $1.5 million, or 3.1%, to $49.7 million in the Q1 2006 Period, from $48.2 million in the Q1 2005 Period. The increase in depreciation and amortization during the Q1 2006 Period was primarily due to incremental depreciation and amortization from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation.

Income from Operations

        Income from operations totaled approximately $50.7 million for the Q1 2006 Period, which represents an increase of $1.2 million or 2.4%, from $49.5 million in the Q1 2005 Period. The net increase in income from operations during the Q1 2006 Period was primarily attributable to incremental admissions and concessions revenues and the inclusion of the results of operations of theatres purchased from R/C Theatres and Eastern Federal Corporation described above, largely offset by increases in certain operating expense items such as rent, depreciation and amortization associated with the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation, equity in loss (income) of the National CineMedia joint venture including former employee compensation, and a greater net loss on the disposal and impairment of operating assets.

Interest Expense

        Net interest expense increased $3.2 million, or 11.5%, to $31.1 million in the Q1 2006 Period, from $27.9 million in the Q1 2005 Period. The increase in interest expense in the Q1 2006 Period was principally due to a higher effective interest rate on Regal Cinemas’ term loan facility (the “Term Facility”) under Regal Cinemas’ Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, as first amended as of July 27, 2004, as second amended as of November 24, 2004, as third amended as of September 26, 2005 and as fourth amended as of March 9, 2006 (the “Senior Credit Facility”) during the Q1 2006 Period as compared to the Q1 2005 Period.

Income Taxes

        The provision for income taxes of $7.5 million and $8.5 million for the Q1 2006 Period and the Q1 2005 Period reflect effective tax rates of approximately 40.1% and 39.4%, respectively. The effective tax rates for the Q1 2006 Period and the Q1 2005 Period reflect the impact of certain non-deductible expenses.

Net Income

        Net income totaled $11.2 million for the Q1 2006 Period, which represents a decrease of $1.9 million, from $13.1 million in the Q1 2005 Period. The decrease in net income for the Q1 2006 Period was primarily attributable to incremental interest expense, partially offset by a slight increase in operating income described above.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $99.5 million, or 17.0% of total revenues for the Q1 2006 Period and $97.7 million, or 16.9% of total revenues, for the Q1 2005 Period.  We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows (in millions):

	Q1 2006 Period	Q1 2005 Period
Net income	$11.2	$13.1
Interest expense, net	31.1	27.9
Provision for income taxes	7.5	8.5
Depreciation and amortization	49.7	48.2

EBITDA	99.5	97.7
Interest expense, net	(31.1)	(27.9)
Provision for income taxes	(7.5)	(8.5)
Deferred income taxes	(1.1)	(1.5)
Changes in operating assets and liabilities	(53.3)	(37.0)
Loss on debt extinguishment	0.9	—
Other items, net	13.5	4.4

Net cash provided by operating activities	$20.9	$27.2

Cash Flows

        The following table summarizes certain cash flow data for the Q1 2006 Period and Q1 2005 Period (in millions):

	Q1 2006 Period	Q1 2005 Period
Net cash provided by operating activities	$20.9	$27.2
Net cash used in investing activities	(16.6)	(29.8)
Net cash used in financing activities	(44.0)	(49.8)

Net decrease in cash and cash equivalents	$(39.7)	$(52.4)

Q1 2006 Period Compared to Q1 2005 Period

        Net cash flows generated from operating activities were approximately $20.9 million for the Q1 2006 Period, which represents a decrease of $6.3 million compared to $27.2 million in the Q1 2005 Period. Q1 2006 Period net cash flows generated from operating activities were impacted by several factors including a slight increase in total revenues due to the inclusion of the results of operations of theatres purchased from R/C Theatres and Eastern Federal Corporation partially offset by increases in certain expense items.  An approximate $11.9 million increase in adjustments (primarily equity in loss (income) of joint venture including former employee compensation, a greater loss on disposal and impairment of operating assets and a loss on extinguishment of debt) to reconcile net income to cash provided by operating activities, partially offset by a $1.9 million decrease in net income and a $16.3 million reduction of changes in operating assets and liabilities contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments and income tax payments (including a reclassification of excess tax benefits from share based payment arrangements to cash flows used in financing activities discussed further in Note 6—“Capital Stock and Share-Based Compensation”), partially offset by increases in deferred revenues and a decrease in trade and other receivables.

        Net cash flows used in investing activities totaled approximately $16.6 million for the Q1 2006 Period compared to cash flows used in investing activities of approximately $29.8 million for the Q1 2005 Period. Contributing to the decrease in cash flows used in investing activities was a $12.2 million decrease in capital expenditures during the Q1 2006 Period, which was primarily attributable to the timing of certain capital projects during the Q1 2006 Period, coupled with greater proceeds from the disposition of assets during the Q1 2006 Period as compared the Q1 2005 Period.

        Net cash flows used in financing activities were approximately $44.0 million for the Q1 2006 Period compared to cash flows used in financing activities of approximately $49.8 million for the Q1 2005 Period. The net decrease in cash flows used in financing activities during the Q1 2006 Period was primarily attributable to fewer payments on long term obligations, greater proceeds from stock option exercises and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities discussed further in Note 6—“Capital Stock and Share-Based Compensation,” partially offset by cash used to settle conversions of a portion of the Company’s Convertible Senior Notes and increased debt acquisition costs.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and the revolving facility provided for under the Senior Credit Facility. Under the terms of the Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem its Convertible Senior Notes.

        Our revenues are generally collected in cash through admissions and concessions revenues. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 days from purchase. Our current liabilities generally include items that will become due within twelve months and, as a result, at any given time, our balance sheet is likely to reflect a working capital deficit.

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $135.0 million to $150.0 million in fiscal 2006, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Q1 2006 Period, we invested approximately $18.5 million in capital expenditures.

        For a discussion of the series of significant financing transactions which have occurred through December 29, 2005, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 8 of our annual report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 29, 2005.

        As described in Note 3—“Formation of National CineMedia, LLC,” in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a severance plan (the “Severance Plan”) for RCM employees who held an unvested option to purchase shares of Regal’s Class A common stock or shares of Regal’s restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. During the Q1 2006 Period, the Company recorded total severance expense of approximately $1.6 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

       Regal paid one quarterly cash dividend of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $44.6 million in the aggregate, during the quarter ended March 30, 2006.  On April 27, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 20, 2006, to stockholders of record on June 12, 2006. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of March 30, 2006, the holders of our 3¾% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”) had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. During February 2006, certain holders of the Convertible Senior Notes exercised conversion rights with respect to $4.4 million principal amount of the notes held by them, and the Company settled each of these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006. In connection with these conversions, the Company received net proceeds of approximately $0.7 million from CSFB attributable to the convertible note hedge arrangement entered into with Credit Suisse First Boston (“CSFB”) and the warrant sold to CSFB in connection with the issuance of the Convertible Senior Notes.  Such proceeds were recorded as an increase to additional paid-in capital.  Based upon our ability to generate cash flow from operations, our financial capacity and ability to raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the remaining principal amount of the outstanding Convertible Senior Notes upon their conversion.

        As of March 30, 2006, we had approximately $1,571.9 million outstanding under the Term Facility under the Senior Credit Facility, $235.6 million aggregate principal amount remaining under Convertible Senior Notes and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of March 30, 2006, we had approximately $99.0 million available for drawing under the Regal Cinemas $100.0 revolving loan facility under the Senior Credit Facility (the “Revolving Facility”). Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.0 million was outstanding as of March 30, 2006), which reduces availability under the Revolving Facility.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of December 29, 2005, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005. As of March 30, 2006, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein. As of March 30, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 10 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

Seasonality

        The Company’s revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a “hit” film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company’s results of operations, and the results of one quarter are not necessarily indicative of the results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as studios are releasing motion pictures somewhat more evenly throughout the year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s market risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Senior Credit Facility provides for variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the Term Facility bear interest, at Regal Cinemas’ option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin.

        During 2004 and 2005, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1.1 billion of variable interest rate risk under the Senior Credit Facility. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005, which is incorporated herein by reference.

        As of March 30, 2006 and December 29, 2005, borrowings of $1,571.9 million and $1,575.9 million, respectively were outstanding under the Term Facility at effective interest rates of 5.9% (as of March 30, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of March 30, 2006, would increase or decrease interest expense by $2.3 million.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 30, 2006, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Commitments and Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
4.1

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 9, 2006, between Regal Cinemas and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative

Agent (filed as exhibit 4.1 to the current report on Form 8-K filed on March 10, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.1

Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 2, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.2	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to the current report on Form 8-K filed on March 2, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.3

Regal Entertainment Group form of Director Indemnification Agreement (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 9, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 9, 2006	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ AMY E. MILES
Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit No.	Exhibit Description
4.1

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 9, 2006, between Regal Cinemas and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the current report on Form 8-K filed on March 10, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.1

Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 2, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.2	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to the current report on Form 8-K filed on March 2, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.3

Regal Entertainment Group form of Director Indemnification Agreement (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 9, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.