Form 10-Q
period 2006-06-29
REGAL ENTERTAINMENT GROUP
filed 2006-08-08
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006

Commission file number 001-31315

Regal Entertainment Group

(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (865) 922-1123

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

Class A Common Stock—68,229,964 shares outstanding at August 4, 2006

Class B Common Stock—81,936,967 shares outstanding at August 4, 2006

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 29, 2006	December 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181.2	$196.3
Trade and other receivables, net	34.1	55.6
Inventories	8.9	7.8
Prepaid expenses and other current assets	6.8	1.3
Assets held for sale	3.8	0.4
Deferred income tax asset	1.2	1.2

TOTAL CURRENT ASSETS	236.0	262.6
PROPERTY AND EQUIPMENT:
Land	134.7	136.8
Buildings, leasehold improvements and equipment	2,451.0	2,429.4
Construction in progress	19.2	21.8

Total property and equipment	2,604.9	2,588.0
Accumulated depreciation and amortization	(681.2)	(600.3)

Total property and equipment, net	1,923.7	1,987.7
GOODWILL	224.1	223.8
OTHER NON-CURRENT ASSETS	71.3	58.7

TOTAL ASSETS	$2,455.1	$2,532.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$157.9	$260.4
Accounts payable	155.5	181.3
Accrued expenses	81.8	88.3
Income taxes payable	49.5	68.2
Deferred revenue	96.0	94.3
Bankruptcy claims and liabilities	1.1	1.1

TOTAL CURRENT LIABILITIES	541.8	693.6
LONG-TERM DEBT	1,703.5	1,612.3
LEASE FINANCING ARRANGEMENTS	87.6	89.4
CAPITAL LEASE OBLIGATIONS	21.1	22.4
DEFERRED INCOME TAX LIABILITY	4.9	2.1
OTHER NON-CURRENT LIABILITIES	86.4	81.3

TOTAL LIABILITIES	2,445.3	2,501.1
MINORITY INTEREST	1.9	1.8
STOCKHOLDERS’ EQUITY:

Class A common stock, $0.001 par value; 500,000,000 shares authorized, 68,186,006 and 63,426,325 shares issued and outstanding at June 29, 2006 and December 29, 2005, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 81,936,967 and 83,936,967 shares issued and outstanding at June 29, 2006 and December 29, 2005, respectively	0.1	0.1
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(32.8)	(22.5)
Retained earnings	16.8	44.6
Unamortized deferred stock compensation	—	(4.4)
Accumulated other comprehensive income	23.8	12.1

TOTAL STOCKHOLDERS’ EQUITY	7.9	29.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,455.1	$2,532.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended June 29, 2006	Quarter Ended June 30, 2005	Two Quarters Ended June 29, 2006	Two Quarters Ended June 30, 2005
REVENUES:
Admissions	$452.5	$419.7	$844.5	$808.5
Concessions	185.2	171.6	343.8	321.2
Other operating revenue	46.9	51.8	81.4	90.4

TOTAL REVENUE	684.6	643.1	1,269.7	1,220.1
OPERATING EXPENSES:
Film rental and advertising costs	244.6	234.2	441.6	433.1
Cost of concessions	28.8	25.0	52.9	47.4
Rent expense	79.8	76.8	157.4	151.3
Other operating expenses	168.6	166.8	327.2	328.6
General and administrative expenses (including share-based compensation expense of $2.1 and $1.3 for the quarters ended June 29, 2006 and June 30, 2005 and $4.1 and $2.8 for the two quarters ended June 29, 2006 and June 30, 2005)	17.1	15.9	33.0	34.7
Depreciation and amortization	50.7	48.9	100.4	97.1
Net loss on disposal and impairment of operating assets	5.1	1.3	10.8	4.2
Equity in loss (income) of joint venture including former employee compensation	0.9	2.5	6.7	2.5

TOTAL OPERATING EXPENSES	595.6	571.4	1,130.0	1,098.9

INCOME FROM OPERATIONS	89.0	71.7	139.7	121.2
OTHER EXPENSE (INCOME):
Interest expense, net	29.4	28.3	60.5	56.2
Minority interest in earnings (loss) of consolidated subsidiaries	0.1	(0.1)	0.1	(0.1)
Loss on debt extinguishment	31.6	—	32.5	—

TOTAL OTHER EXPENSE, NET	61.1	28.2	93.1	56.1

INCOME BEFORE INCOME TAXES	27.9	43.5	46.6	65.1
PROVISION FOR INCOME TAXES	11.3	17.1	18.8	25.6

NET INCOME	$16.6	$26.4	$27.8	$39.5

EARNINGS PER SHARE:
Basic	$0.11	$0.18	$0.19	$0.27
Diluted	0.11	0.17	0.18	0.26
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	149,016	145,955	148,394	145,486
Diluted	156,463	154,976	155,253	154,333

See accompanying notes to unaudited condensed consolidated financial statements.

 REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended June 29, 2006	Two Quarters Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.8	$39.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100.4	97.1
Share-based compensation expense	4.1	2.8
Minority interest in earnings (loss) of consolidated subsidiaries	0.1	(0.1)
Deferred income tax benefit	(4.8)	(3.8)
Net loss on disposal and impairment of operating assets	10.8	4.2
Equity in loss of joint venture including former employee compensation	6.7	2.5
Loss on debt extinguishment	32.5	—
Changes in operating assets and liabilities (excluding effects of acquisition and reorganization):
Trade and other receivables	22.3	6.8
Inventories	(1.1)	(0.8)
Prepaid expenses and other current assets	(1.5)	(0.8)
Accounts payable	(25.8)	(21.0)
Income taxes payable	(32.8)	10.3
Accrued expenses and other liabilities	(2.9)	(9.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	135.8	127.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55.4)	(75.3)
Proceeds from disposition of assets	5.0	11.8
Cash used for acquisitions, net of cash acquired	—	(31.7)

NET CASH USED IN INVESTING ACTIVITIES	(50.4)	(95.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(89.5)	(87.5)
Proceeds from stock option exercises	11.9	13.8
Net payments on long term obligations	(10.0)	(13.9)
Proceeds from Regal Cinemas senior credit facility	100.0	—
Cash used to settle conversions of convertible notes	(135.7)	—
Net proceeds attributable to convertible note hedge and warrant	16.1	—
Payment of debt acquisition costs and other	(3.2)	—
Excess tax benefits from share-based payment arrangements	9.9	—
Cash used to purchase treasury shares	—	(10.0)
Payment on bankruptcy claims and liabilities	—	(0.1)

NET CASH USED IN FINANCING ACTIVITIES	(100.5)	(97.7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15.1)	(65.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	196.3	243.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181.2	$178.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$49.0	$19.7

Cash paid for interest	$61.9	$76.5

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

Regal operates the largest theatre circuit in the United States, consisting of 6,383 screens in 542 theatres in 40 states and the District of Columbia as of June 29, 2006.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of June 29, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

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

During the two quarters ended June 29, 2006, Regal paid two quarterly cash dividends of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $89.5 million in the aggregate.

Total comprehensive income for the quarter and two quarters ended June 29, 2006 was $21.3 million and $39.5 million, respectively. Total comprehensive income for the quarter and two quarters ended June 30, 2005 was $20.5 million and $45.3 million, respectively.  Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters and two quarters ended June 29, 2006 and June 30, 2005. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of June 29, 2006 and the unaudited condensed consolidated statements of income and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2005 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 29, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended June 29, 2006 are not necessarily indicative of the operating results that may be achieved for the full 2006 fiscal year.

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

The following unaudited pro forma results of operations for the quarter and two quarters ended June 30, 2005 assume the above acquisitions occurred as of the beginning of fiscal 2005. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

	Quarter Ended June 30, 2005	Two Quarters Ended June 30, 2005
	(in millions, except per share amounts)

Revenues	$658.2	$1,252.7
Income from operations	72.5	123.6
Net income	26.9	41.0
Earnings per share
Basic:	0.18	0.28
Diluted:	0.17	0.27

3. FORMATION OF NATIONAL CINEMEDIA, LLC

On March 29, 2005, Regal and AMC Entertainment Inc. (“AMC”) announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia, LLC (“National CineMedia”).  On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of June 29, 2006, RCM’s wholly owned subsidiary, Regal CineMedia Holdings, LLC (“RCH”), owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. National CineMedia focuses on the expansion of ancillary businesses, such as in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia. As of June 29, 2006 and December 29, 2005, RCH’s investment in National CineMedia totaled approximately ($2.3 million) and $3.2 million, respectively. Such investment is presented as a component of “Other Non-Current Assets” on the accompanying consolidated balance sheets.

In addition, on March 29, 2005, RCM, AMC’s subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement, which was amended and restated on July 15, 2005 pursuant to Cinemark’s participation in National CineMedia, in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to a 32% administrative fee payable to National CineMedia to service such contracts. For the quarter ended June 29, 2006, administrative fees paid to National CineMedia totaled $1.9 million.   Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor’s theatres for any measurement period. During the quarter ended June 29, 2006, the Company recorded $14.9 million of advertising revenues and $0.7 million of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company’s financial statements. For the quarter ended June 29, 2006, the Company recorded a loss of $0.2 million, representing its share of the net loss of National CineMedia.  In addition, as of June 29, 2006, approximately $16.4 million and $0.7 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

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

Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased.  As a result of the formation of National CineMedia, approximately 1.5 million unvested options and 77,020 shares of unvested restricted stock were forfeited.  The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan were funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended June 29, 2006, the Company recorded total severance expense of approximately $0.8 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

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

4. DEBT OBLIGATIONS

Debt obligations at June 29, 2006 and December 29, 2005 consist of the following (in millions):

	June 29, 2006	December 29 2005
Regal 3 3/4% Convertible Senior Notes	$135.6	$240.0
Regal Cinemas Senior Credit Facility	1,667.9	1,575.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 3.3% to 12.3%, maturing in various installments through January 2021	91.0	92.6
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	23.1	23.5
Other	1.0	1.0

Total debt obligations	1,970.1	1,984.5
Less current portion	(157.9)	(260.4)

Total debt obligations, net of current maturities	$1,812.2	$1,724.1

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

On June 29, 2006, at the then current conversion price of $14.7678 per share (which conversion price has been and may be further adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 67.7149 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “Convertible Note Hedge”) with Credit Suisse First Boston (“CSFB”), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at June 29, 2006 at a price per share of $14.7678). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders’ equity.

We also sold to CSFB a warrant (the “Warrant”) to purchase shares of our Class A common stock. The Warrant is currently exercisable for 9,185,458 shares of our Class A common stock at a June 29, 2006 exercise price of $17.0398 per share (which exercise price has been and may be further adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders’ equity.

The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $17.0398 (as of June 29, 2006). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

The Convertible Senior Notes allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which may be settled in stock, will result in potential dilution in our earnings-per-share computations.

On June 29, 2006, the closing sale price of our Class A common stock was $20.60, which exceeded 110% of the then current conversion price of $14.7678. Accordingly, as of June 29, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $14.7678. This conversion option, coupled with the Company’s stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $135.6 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of June 29, 2006. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

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

During the quarter ended March 30, 2006, holders of $4.4 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006. In addition, during the quarter ended June 29, 2006 holders of approximately $100.0 million in principal amount of Convertible Senior Notes exercised their conversion rights, and the Company also settled these conversions entirely in cash for approximately $130.3 million. As a result of the conversions in the second quarter of 2006, the Company recorded a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of unamortized debt issue costs) during the quarter ended June 29, 2006.

In connection with the above conversions, the Company received net proceeds of approximately $16.1 million from CSFB attributable to the Convertible Note Hedge and the Warrant.  Such proceeds were also recorded as an increase to additional paid-in capital.

Regal Cinemas Senior Credit Facility—On June 14, 2006, Regal Cinemas entered into a fifth amendment (the “Fifth Amendment”) to its Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, as first amended as of July 27, 2004, as second amended as of November 24, 2004, as third amended as of September 26, 2005 and as fourth amended on March 9, 2006 (as amended, including by the Fifth Amendment, the “Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent. Borrowings under the term loan facility (“Term Facility”) and revolving loan facility under the Senior Credit Facility bear interest, at Regal Cinemas’ option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Effective March 9, 2006, the applicable margin was reduced from 2.00% to 1.75% on the Term Facility. The applicable margin will be further reduced to 1.50% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.

Regal Cinemas entered into the Fifth Amendment to establish an incremental term facility (the “Incremental Term Facility”), pursuant to which Regal Cinemas may borrow up to $200 million in additional funds that would be treated as a term loan under the Senior Credit Facility without the need to obtain consent from any lender party to the Senior Credit Facility.  Borrowing under the Incremental Term

Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. Proceeds of Regal Cinemas’ borrowings under the Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

On June 14, 2006, Regal Cinemas obtained commitments and borrowed $100 million under the Incremental Term Facility, the net proceeds of which were used to reimburse Regal Cinemas for amounts previously distributed to the Company to fund the Company’s settlement of the conversion of approximately $100.0 million aggregate principal amount of Convertible Senior Notes for approximately $114.9 million in cash (net of approximately $15.4 million funded by CSFB).

Consistent with the existing term loans, the applicable margin assessed on Eurodollar rate borrowings under the Incremental Term Facility is 1.75%, which will be reduced to 1.50% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.  The maturity date for the Incremental Term Facility is November 10, 2010. As of June 29, 2006 and December 29, 2005, borrowings of $1,667.9 million and $1,575.9 million, respectively were outstanding under the Term Facility at effective interest rates of 6.1% (as of June 29, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account.

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

As of June 29, 2006, the aggregate fair value of the five interest rate swaps was determined to be approximately $39.3 million, which has been recorded as a component of “Other Non-Current Assets” with a corresponding amount of $23.8 million, net of tax, recorded to “Accumulated Other Comprehensive Income.” The interest rate swaps exhibited no ineffectiveness for the quarters and two quarters ended June 29, 2006 and June 30, 2005.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $11.3 million and $17.1 million for the quarters ended June 29, 2006 and June 30, 2005, respectively, reflect effective tax rates of approximately 40.5% and 39.3%, respectively. The provision for income taxes of $18.8 million and $25.6 million for the two quarters ended June 29, 2006 and June 30, 2005, respectively, reflect effective tax rates of approximately 40.3% and 39.3%, respectively. The effective tax rates for the quarters and two quarters ended June 29, 2006 and June 30, 2005 reflect the impact of certain non-deductible expenses. The increase in the effective tax rate for the quarter and two quarters ended June 29, 2006 is primarily attributable to settlements with state taxing authorities and the accrual of interest expense associated with tax uncertainties.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 29, 2006 and December 29, 2005, totaling $37.4 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of June 29, 2006 and December 29, 2005, $33.7 million of the valuation allowance relates to pre-acquisition deferred tax assets of Hoyts, Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 29, 2006, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of June 29, 2006, 68,186,006 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 81,936,967 shares were outstanding as of June 29, 2006, all of which are held by Anschutz Company (“Anschutz”) and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of June 29, 2006. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005.

Share Repurchase Program

During the quarter ended September 30, 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. During the quarter ended September 29, 2005, the Company’s board of directors extended the share repurchase program for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2006. The Company made no repurchases of its outstanding Class A common stock during the quarter or two quarters ended June 29, 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s common stock were outstanding as of June 29, 2006.

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

 As a result of adopting SFAS 123R on December 30, 2005, our income before income taxes, net income and diluted earnings per share for the quarter ended June 29, 2006, were $0.9 million, $0.5 million, $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 (“APB 25”) for our stock option grants.  Basic earnings per share for the quarter ended June 29, 2006 would have been the same as the reported amount had the Company continued to apply APB 25. For the two quarters ended June 29, 2006 our income before income taxes, net income, basic earnings per share and diluted earnings per share were $1.6 million, $1.0 million, $0.01 and $0.01 less, respectively, than if we had continued to account for shared-based compensation under APB 25 for our stock option grants.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards with the assumptions noted in the following table for each of the quarters and two quarters ended June 29, 2006 and June 30, 2005:

Expected volatility	38.0-39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.0-4.9%
Dividend yield	3.0-4.5%

Expected volatility is based on historical volatility of the Company’s common stock price.  The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the quarters and two quarters ended June 29, 2006 and June 30, 2005.

As share-based compensation expense recognized in the unaudited condensed consolidated statement of income for the quarter and two quarters ended June 29, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

During the quarter and two quarters ended June 29, 2006, the Company recognized approximately $1.6 million and $3.3 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarter and two quarters ended June 29, 2006. At June 29, 2006, there was $4.9 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 0.74 years.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the two quarters ended June 29, 2006, our unaudited condensed consolidated statement of cash flows reflects $9.9 million of excess tax benefits as financing cash flows rather than operating cash flows.  Net cash proceeds from the exercise of stock options were $11.9 million for the two quarters ended June 29, 2006. The actual income tax benefit realized from stock option exercises is $12.1 million for the same period.

The following table represents stock option activity for the two quarters ended June 29, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contract Life

Outstanding options at beginning of period	5,943,986	$6.43
Granted	—	—
Exercised	(2,178,294)	5.49
Forfeited	(16,903)	14.02
Outstanding options at end of period	3,748,789	$6.95	5.97 Yrs
Outstanding exercisable at end of period	1,306,649	$7.43	5.96 Yrs

Shares available for future stock option grants to employees and directors under the Incentive Plan were approximately 3.4 million at June 29, 2006.  The aggregate intrinsic value of options outstanding at June 29, 2006 was $51.2 million, and the aggregate intrinsic value of options exercisable was $17.2 million. Total intrinsic value of options exercised was $30.9 million and $31.7 million for the two quarters ended June 29, 2006 and June 30, 2005.

The following table summarizes our nonvested stock option activity for the two quarters ended June 29, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at beginning of period	5,017,954	$2.98
Granted	—	—
Vested	(2,564,332)	2.95
Forfeited	(11,482)	4.86
Nonvested stock options at end of period	2,442,140	$3.01

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123.  For purposes of pro forma disclosures under SFAS 123 for the quarter and two quarters June 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

	Quarter Ended June 30, 2005	Two Quarters Ended June 30, 2005
Net income:
As reported	$26.4	$39.5
Add: Share-based employee compensation reported in net income, net of taxes	0.7	1.6
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	0.7	(1.0)

Pro forma	$27.8	$40.1

Basic earnings per share:
As reported	$0.18	$0.27
Add: Share-based employee compensation reported in net income, net of taxes	0.01	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	—	(0.01)
Pro forma	$0.19	$0.28

Diluted earnings per share:
As reported	$0.17	$0.26
Add: Share-based employee compensation reported in net income, net of taxes	0.01	0.01
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	—	(0.01)

Pro forma	$0.18	$0.26

Restricted Stock

As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005, the Company implemented a restricted stock program to provide for restricted stock awards to officers, directors and key employees. Under the restricted stock program, common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. On February 11, 2005, 229,990 shares were granted under the restricted stock program at nominal cost to officers and key employees.  The closing price of our Class A common stock on the date of grant was $19.90 per share. On March 7, 2006, 169,689 shares were granted under the restricted stock program at nominal cost to officers, directors and key employees.  The closing price of our Class A common stock on the date of grant was $18.67 per share. On April 25, 2006 and June 6, 2006, 11,618 shares were granted in the aggregate under the restricted stock program at nominal cost to a key employee and certain directors.  The closing price of our Class A common stock was $20.51 per share on April 25, 2006 and $19.28 per share on June 6, 2006.

During the quarter and two quarters ended June 29, 2006, the Company recognized approximately $0.4 million and $0.7 million, respectively, of share-based compensation expense related to these restricted share grants.  Such expense is presented as a component of general and administrative expenses for the quarter and two quarters ended June 29, 2006.  The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of June 29, 2006, we have unrecognized compensation expense of $5.1 million associated with these awards. Upon adoption of SFAS 123R, the cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards was not material.

The following table represents the shares of restricted stock that were granted and outstanding as of June 29, 2006 and June 30, 2005:

	Two Quarters ended June 29, 2006	Two Quarters ended June 30, 2005

Restricted stock:
Granted during the period ended	181,307	229,990
Outstanding, as of	332,017	152,470

The aggregate intrinsic value of restricted stock outstanding as of June 29, 2006 was $6.4 million.  During the two quarters ended June 29, 2006, the Company paid two cash dividends of $0.30 on each share of outstanding restricted stock totaling less than $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements will be entered into between the Company and each grantee of performance share units, a form of which agreement (the “Performance Agreement”) was filed as an exhibit to our current report on Form 8-K filed on May 5, 2006 with the Securities and Exchange Commission (File No. 001-31315), and is incorporated herein by reference. Pursuant to the terms and conditions of the Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained (“TSRA”) by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee’s death, disability, retirement, termination without or without cause or the occurrence of a change of control).  The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period.  Pursuant to the Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the Performance Agreement.

On June 1, 2006, 402,150 performance shares were granted under our restricted stock program at nominal cost to officers and key employees.  The closing price of our Class A common stock on the date of grant was $19.40 per share. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal’s Class A common stock on June 1, 2009 (the third anniversary of the grant date) to the target TSRA set forth in the Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the 2006 performance share grants and is primarily based on the grantee’s employee classification and base compensation, referred to as “target long-term incentive” (“Target LTI”) below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% < TSRA < 15.0%	50% of Target LTI

15.0% < TSRA < 17.5%	100% of Target LTI

17.5% < TSRA < 20.0%	125% of Target LTI

20.0% < TSRA < 25.0%	150% of Target LTI

25.0% < TSRA	175% of Target LTI

Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of FAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. On June 1, 2006, the aggregate fair value of the performance share awards was determined to be $3.4 million, which includes related dividends on shares ultimately earned and paid on June 1, 2009. The fair value of the performance share awards will be amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the quarter and two quarters ended June 29, 2006, the Company recognized approximately $0.1 million of share-based compensation expense related to these performance shares.  Such expense is presented as a component of general and administrative expenses for the quarter and two quarters ended June 29, 2006. As of June 29, 2006, there was $3.3 million of unrecognized compensation cost related to the performance shares. The key assumptions used for valuing performance shares follow:

Quarter Ended June 29, 2006
Measurement date	6/1/2006
Measurement date closing stock price	$19.40
Expected volatility	18.8%
Risk-free interest rate	5.02%
Expected dividend yield	6.2%

Expected volatility is based on historical volatility of the Company’s common stock price measured daily over a three year period ending on June 1, 2006, adjusted for dividends.  The risk-free interest rate is set equal to the yield on three-year (constant maturity) U.S. Government bonds as of June 1, 2006. The expected dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The dividend yield is included in the calculation of returns for measurement against the performance goals defined above.

The following tables summarize information about the performance shares activity:

Two Quarters Ended June 29, 2006
Number of performance shares:
Outstanding at beginning of year	—
Granted (based on target TSRA)	402,150
Forfeited	(1,020)
Outstanding as of June 29, 2006	401,130

The above table does not include the maximum or minimum number of shares of restricted stock contingently issuable. An additional 300,848 shares of restricted stock could be issued providing the maximum TSRA is met. The aggregate intrinsic value of performance share awards outstanding as of June 29, 2006 was $3.3 million (fair value of awards).

7. COMMITMENTS AND CONTINGENCIES

Sale-Leaseback Transactions

The Company’s sale-leaseback transactions are described in Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005.

Other

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants’ motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgement as to all counts asserted against it. The motion will most likely be decided in the last half of 2006.

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

On April 12, 2006, after full briefing, the Delaware Court of Chancery issued an opinion granting the Company’s motion to certify a defendant class of all holders of the Convertible Senior Notes, and to certify Amaranth as an adequate class representative.

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

8. RELATED PARTY TRANSACTIONS

During the quarter ended June 29, 2006, Regal Cinemas, incurred approximately $0.9 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services.

During the quarter ended June 29, 2006, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

9. EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, warrants and restricted stock using the treasury stock method. The components of basic and diluted earnings per share are as follows:

	Quarter Ended June 29, 2006	Quarter Ended June 30, 2005	Two Quarters Ended June 29, 2006	Two Quarters Ended June 30, 2005
Net income (in millions)	$16.6	$26.4	$27.8	$39.5
Weighted average shares outstanding (in thousands):
Basic:	149,016	145,955	148,394	145,486
Add common stock equivalents	7,447	9,021	6,859	8,847

Diluted:	156,463	154,976	155,253	154,333
Earnings per share
Basic:	$0.11	$0.18	$0.19	$0.27
Diluted:	$0.11	$0.17	$0.18	$0.26

Common stock equivalents consist principally of stock options, warrants and restricted stock. There were no antidilutive stock options, warrants or restricted stock outstanding as of June 29, 2006 and June 30, 2005.

The Convertible Senior Notes discussed in Note 4—“Debt Obligations” allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On June 29, 2006, the closing sale price of our Class A common stock was $20.60, which exceeded 110% of the then current conversion price of $14.7678 on the Convertible Senior Notes. Accordingly, as of June 29, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $14.7678. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.5 million shares in our diluted earnings per share computations for the quarters ended June 29, 2006 and June 30, 2005.

In addition, as described in Note 4—“Debt Obligations,” we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $17.0398 at June 29, 2006. SFAS No. 128, “Earnings Per Share,” however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 1.9 million shares and 1.5 million shares in our diluted earnings per share computations for the quarters ended June 29, 2006 and June 30, 2005, respectively. As of June 29, 2006, the maximum number of shares that could potentially be included under the Warrant is 9.2 million.

10. RECENT ACCOUNTING PRONOUNCEMENTS

During 2003, the FASB issued an Exposure Draft entitled, “Earnings per Share, an amendment of SFAS No. 128.” Following the Exposure Draft, the FASB made additional changes to the requirements of SFAS No. 128, but did not make significant changes to the other issues addressed in that Exposure Draft. Thereafter, a revised Exposure Draft (the “proposed Statement”) that addresses the additional changes to the requirements of SFAS No. 128 was issued on September 30, 2005. The proposed Statement would amend SFAS No. 128 to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares and contracts that may be settled in cash or shares. The proposed Statement would require that when an entity has issued a contract that may be settled either in shares or in cash at the entity’s option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the “if-converted” method. The comment period for the proposed Statement ended on November 30, 2005. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the proposed Statement. Had the provisions of the proposed Statement been effective for the reporting periods included herein, diluted earnings per share for the quarter and two quarters ended June 29, 2006 and the quarter ended June 30, 2005 would have been the same as the reported amounts and diluted earnings per share for the two quarters ended June 30, 2005 would have been $0.01 lower than the reported amount. The Company is evaluating the proposed Statement and potential alternative courses of action it might pursue, if any, with respect to the Convertible Senior Notes to address the impact of the proposed Statement.

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the Interpretation may have on its consolidated financial position, cash flows and results of operations.

11. SUBSEQUENT EVENTS

On July 31, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 19, 2006, to stockholders of record on September 11, 2006.

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

The Company

We conduct our operations primarily through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,383 screens in 542 theatres in 40 states and the District of Columbia as of June 29, 2006. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations.  As of June 29, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

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

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company, National CineMedia . On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, as of June 29, 2006, Regal CineMedia Holdings, LLC, a wholly owned subsidiary of RCM, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at the theatres of National CineMedia partners and other third party exhibition companies, through an agreed upon formula based generally on screen count and attendance. See Note 3—“Formation of National CineMedia, LLC,” for further discussion of this joint venture arrangement.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and “Results of Operations” below.

Results of Operations

The second fiscal quarter of 2006 was a solid quarter for the industry and the Company.  Based on our review of industry sources, national box office revenues were estimated to have increased from 7.5% to 8% during the second fiscal quarter of 2006 in comparison to the second fiscal quarter of 2005.  The industry achieved these results with robust attendance and ticket price increases in spite of a family-oriented film mix which moderated the industry’s average admissions revenue per patron. In addition, the success of such certain family-oriented and concession-friendly films exhibited during the second fiscal quarter of 2006 contributed to an increase in average concessions revenues per patron.

 Our total revenue for the quarter ended June 29, 2006 (“Q2 2006 Period”) was $684.6 million, consisting of $452.5 million of admissions revenues, $185.2 million from concessions revenues and $46.9 million of other operating revenues, and represented a 6.5% increase over total revenues of $643.1 million for the quarter ended June 30, 2005 (“Q2 2005 Period”).

Our Q2 2006 Period admissions revenues were favorably impacted by a 6.5% increase in attendance coupled with a 1.2% increase in average ticket prices. The increase in our Q2 2006 Period attendance was primarily attributable to a strong second quarter box office led by the overall breadth of the Q2 2006 Period film slate. Our Q2 2006 Period attendance was impacted by the 230 screens acquired from Eastern Federal Corporation on July 21, 2005 and approximately 143 new screens added since the end of the Q2 2005 Period, offset by the closure of approximately 365 screens subsequent to the end of the Q2 2005 period. Since the Eastern Federal Corporation acquisition occurred subsequent to the Q2 2005 Period, the results of operations of such theatres were not included in the Q2 2005 Period results. See Note 2—“Acquisitions” to the unaudited condensed consolidated financial statements for additional information regarding this acquisition. The increase in the Q2 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our per screen admissions revenues approximated the industry’s results for the Q2 2006 Period as compared to the Q2 2005 Period.

In addition, during the Q2 2006 Period, we experienced growth in average concession revenues per patron and a slight decline in other operating revenues. The growth in average concession revenues per patron was attributable to changes in our product mix (including certain size changes) and the success of certain family-oriented and concession-friendly films exhibited during the Q2 2006 Period.  The decrease in other operating revenues in the Q2 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Q2 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC.”  Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental other theatre revenues.

Income from operations increased 24.1% to $89.0 million for the Q2 2006 Period compared to $71.7 million in the Q2 2005 Period. Net income decreased to $16.6 million in the Q2 2006 Period compared to net income of $26.4 million in the Q2 2005 Period. Earnings per diluted share also decreased to $0.11 for the Q2 2006 Period compared to $0.17 during the Q2 2005 Period. EBITDA was $108.0 million for the Q2 2006 Period, a decrease of 10.5% from $120.7 million in the Q2 2005 Period and represented an EBITDA margin of 15.8%. The increase in income from operations is primarily due to incremental admissions and concessions revenues due to the growth in attendance and increases in average ticket prices and average concessions per patron, partially offset by increases in certain expense items described in further detail below.  The decrease in net income and earnings per diluted share during the Q2 2006 Period is primarily attributable to incremental interest expense and the impact of a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of unamortized debt issue costs) recorded in connection with conversions of approximately $100.0 million in principal amount of  the Company’s Convertible Senior Notes (see Note 4—“Debt Obligations” for further discussion), partially offset by an increase in operating income described below. A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under “Results of Operations—EBITDA.”

During the quarter and two quarters ended June 29, 2006, we made progress with certain of our strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the two quarters ended June 29, 2006 (the “Fiscal 2006 Period”) totaled approximately $89.5 million.

•                  In addition, we opened 3 new theatres with 40 screens and closed 7 theaters with 72 screens, ending the Q2 2006 Period with 542 theaters and 6,383 screens.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q2 2006 Period, the Q2 2005 Period, the Fiscal 2006 Period and the two quarters ended June 30, 2005 (“Fiscal 2005 Period”) (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q2 2006 Period			Q2 2005 Period			Fiscal 2006 Period			Fiscal 2005 Period
	$	% of Revenue		$	% of Revenue		$	% of Revenue		$	% of Revenue
Revenues:
Admissions	$452.5	66.1%		$419.7	65.3%		$844.5	66.5%		$808.5	66.3%
Concessions	185.2	27.1		171.6	26.7		343.8	27.1		321.2	26.3
Other operating revenue	46.9	6.8		51.8	8.0		81.4	6.4		90.4	7.4

Total revenue	684.6	100.0		643.1	100.0		1,269.7	100.0		1,220.1	100.0
Operating expenses:
Film rental and advertising costs(1)	244.6	54.1		234.2	55.8		441.6	52.3		433.1	53.6
Cost of concessions(2)	28.8	15.6		25.0	14.6		52.9	15.4		47.4	14.8
Rent expense(3)	79.8	11.7		76.8	11.9		157.4	12.4		151.3	12.4
Other operating expenses(3)	168.6	24.6		166.8	25.9		327.2	25.8		328.6	26.9
General and administrative expenses (including share-based compensation expense of $2.1 and $1.3 for the Q2 2006 Period and the Q2 2005 Period and $4.1 and $2.8 for the Fiscal 2006 Period and Fiscal 2005 Period)(3)	17.1	2.5		15.9	2.4		33.0	2.6		34.7	2.9
Depreciation and amortization(3)	50.7	7.4		48.9	7.6		100.4	7.9		97.1	8.0
Net loss on disposal and impairment of operating assets(3)	5.1	0.7		1.3	0.2		10.8	0.9		4.2	0.3
Equity in loss (income) of joint venture including former employee compensation(3)	0.9	0.1		2.5	0.4		6.7	0.5		2.5	0.2

Total operating expenses(3)	595.6	87.0		571.4	88.9		1,130.0	89.0		1,098.9	90.1

Income from operations(3)	89.0	13.0		71.7	11.1		139.7	11.0		121.2	9.9
Interest expense, net(3)	29.4	4.3		28.3	4.4		60.5	4.8		56.2	4.6
Provision for income taxes(3)	11.3	1.7		17.1	2.7		18.8	1.5		25.6	2.1
Net income(3)	16.6	2.4		26.4	4.1		27.8	2.2		39.5	3.2
EBITDA(3),(4)	$108.0	15.8%		$120.7	18.8%		$207.5	16.3%		$218.4	17.9%
Attendance	65.2		*	61.2		*	123.2		*	119.8		*
Average ticket price(5)	$6.94		*	$6.86		*	$6.85		*	$6.75		*
Average concession per patron(6)	$2.84		*	$2.80		*	$2.79		*	$2.68		*

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

Q2 2006 Period Compared to Q2 2005 Period and Fiscal 2006 Period compared to Fiscal 2005 Period

Admissions

Total admissions revenues increased $32.8 million, or 7.8%, to $452.5 million for the Q2 2006 Period, from $419.7 million for the Q2 2005 Period. During the Fiscal 2006 Period, total admissions revenues increased $36.0 million, or 4.5%, to $844.5 million, from $808.5 million for the Fiscal 2005 Period. Our Q2 2006 Period and Fiscal 2006 Period box office results were favorably impacted by a 6.5% and 2.8% increase in attendance, respectively, coupled with a 1.2% and 1.5% increase, respectively, in average ticket prices. The increase in the Q2 2006 Period and Fiscal 2006 Period attendance was primarily attributable to a strong second quarter box office led by the overall breadth of the Q2 2006 Period film slate. Our Q2 2006 Period and Fiscal 2006 Period attendance was impacted by the 230 screens acquired from Eastern Federal Corporation on July 21, 2005 and approximately 143 new screens added since the end of the Q2 2005 Period, offset by the closure of approximately 365 screens subsequent to the end of the Q2 2005 period. Since the Eastern Federal Corporation acquisition occurred subsequent to the Q2 2005 Period, the results of operations of such theatres were not included in the Q2 2005 Period or the Fiscal 2005 Period results. See Note 2—“Acquisitions” to the unaudited condensed consolidated financial statements for additional information regarding this acquisition. The increase in the Q2 2006 and Fiscal 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our per screen admissions revenues approximated the industry’s results for the Q2 2006 Period and the Fiscal 2006 Period as compared to the Q2 2005 Period and Fiscal 2005 Period.

Concessions

Total concessions revenues increased $13.6 million, or 7.9%, to $185.2 million for the Q2 2006 Period, from $171.6 million for the Q2 2005 Period. During the Fiscal 2006 Period, total concessions revenues increased $22.6 million, or 7.0%, to $343.8 million, from $321.2 million for the Fiscal 2005 Period. The increase in concessions revenues in the Q2 2006 Period and the Fiscal 2006 Period compared to the Q2 2005 Period and the Fiscal 2005 Period was due to a 1.4% and 4.1% increase, respectively, in average concessions per patron, coupled with the aforementioned Q2 2006 Period and Fiscal 2006 Period increase in attendance. The increase in the Fiscal 2006 Period concessions revenue and average concessions per patron and to a lesser extent, the Q2 2006 Period concessions revenue and average concessions per patron was primarily attributable to changes in our concessions product mix (including certain size changes). The success of certain family-oriented and concession-friendly films exhibited benefited both the Q2 2006 Period and the Fiscal 2006 period.

Other Operating Revenues

Total other operating revenues decreased $4.9 million, or 9.5%, to $46.9 million for the Q2 2006 Period, from $51.8 million for the Q2 2005 Period. During the Fiscal 2006 Period, total other operating revenues decreased $9.0 million, or 10.0%, to $81.4 million, from $90.4 million for the Fiscal 2005 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia prior to the formation of the National CineMedia on March 29, 2005, the activities of the National CineMedia joint venture subsequent to its formation, marketing revenues from our vendor marketing programs and game revenues.  The decrease in other operating revenues in the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Q2 2005 Period and Fiscal 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC.”  Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental other theatre revenues.

Film Rental and Advertising Costs

During the Q2 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 54.1% as compared to 55.8% in the Q2 2005 Period. During the Fiscal 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 52.3% as compared to 53.6% in the Fiscal 2005 Period. The decreases in film rental and advertising costs as a percentage of box office revenues during the Q2 2006 Period and the Fiscal 2006 Period was primarily the result of film product mix and higher film rental costs associated with certain 2005 films such as Star Wars: Episode III—Revenge of the Sith.

Cost of Concessions

Cost of concessions as a percentage of concessions revenues increased to 15.6% in the Q2 2006 Period as compared to 14.6% in the Q2 2005 Period. During the Fiscal 2006 Period, cost of concessions as a percentage of concessions revenues increased to 15.4% as compared to 14.8% in the Fiscal 2005 Period. The increase in the cost of concessions as a percentage of concession revenues was primarily related to a greater percentage of lower margin concession items in the overall mix of concession product sold during the Q2 2006 Period and the Fiscal 2006 Period as compared to the Q2 2005 Period and the Fiscal 2005 Period.

Rent Expense

Rent expense increased $3.0 million or 3.9% to $79.8 million in the Q2 2006 Period, from $76.8 million in the Q2 2005 Period. During the Fiscal 2006 Period, rent expense increased $6.1 million or 4.0% to $157.4 million in the Fiscal 2006 Period, from $151.3 million in the Fiscal 2005 Period. The increase in rent expense in the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to general inflationary increases along with incremental rent from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation, partially offset by the closure of approximately 365 screens since the end of the Q2 2005 period

Other Operating Expenses

Other operating expenses as a percentage of total revenues decreased to 24.6% in the Q2 2006 Period, from 25.9% in the Q2 2005 Period and decreased to 25.8% in the Fiscal 2006 Period, from 26.9% in the Fiscal 2005 Period. The decrease in total other operating expenses as a percentage of total revenues in the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to the expenses generated from National CineMedia being less than generated in the Q2 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC,” partially offset by an increase in certain non-rent occupancy costs and certain other operating costs.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 7.5%, to $17.1 million during the Q2 2006 Period, from $15.9 million in the Q2 2005 Period. During the Fiscal 2006 Period, general and administrative expenses decreased $1.7 million, or 4.9%, to $33.0 million, from $34.7 million in the Fiscal 2005 Period. As a percentage of total revenues, general and administrative expenses increased to 2.5% during the Q2 2006 Period, from 2.4% in the Q2 2005 Period and decreased to 2.6% in the Fiscal 2006 Period, from 2.9% in the Fiscal 2005 Period. The increase in general and administrative expenses during the Q2 2006 Period was primarily attributable to an increase in share-based compensation expense primarily resulting from the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”) effective December 30, 2005 (see Note 6—“Capital Stock and Share-Based Compensation” for further discussion). The decrease in general and administrative expenses during the Fiscal 2006 Period as compared to the Fiscal 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by an increase in share-based compensation expense primarily resulting from the Company’s adoption of FAS 123R.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 3.7%, to $50.7 million in the Q2 2006 Period, from $48.9 million in the Q2 2005 Period. For the Fiscal 2006 Period, depreciation and amortization increased $3.3 million, or 3.4%, to $100.4 million, from $97.1 million in the Fiscal 2005 Period. The increase in depreciation and amortization during the Q2 2006 Period and the Fiscal 2006 Period was primarily due to incremental depreciation and amortization from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation, which exceeded the depreciation and amortization costs of the 365 screens closed subsequent to the end of the Q2 2005 Period.

Income from Operations

Income from operations totaled approximately $89.0 million for the Q2 2006 Period, which represents an increase of $17.3 million or 24.1%, from $71.7 million in the Q2 2005 Period. For the Fiscal 2006 Period, income from operations totaled approximately $139.7 million, which represents an increase of $18.5 million or 15.3%, from $121.2 million in the Fiscal 2005 Period. The net increase in income from operations during the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to incremental admissions and concessions revenues described above, largely offset by increases in certain operating expense items such as rent, depreciation and amortization, a greater net loss on the disposal and impairment of operating assets and incremental costs of concessions.

Interest Expense

Net interest expense increased $1.1 million, or 3.9%, to $29.4 million in the Q2 2006 Period, from $28.3 million in the Q2 2005 Period. For the Fiscal 2006 Period, net interest expense increased $4.3 million, or 7.7%, to $60.5 million, from $56.2 million in the Fiscal 2005 Period. The increase in net interest expense during the Q2 2006 Period and Fiscal 2006 Period as compared to the Q2 2005 Period and the Fiscal 2005 Period was principally due to a higher effective interest rate on Regal Cinemas’ term loan facility (the “Term Facility”) under Regal Cinemas’ Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, as first amended as of July 27, 2004, as second amended as of November 24, 2004, as third amended as of September 26, 2005, as fourth amended as of March 9, 2006 and as fifth amended as of June 14, 2006 (the “Senior Credit Facility”).

Income Taxes

The provision for income taxes of $11.3 million and $17.1 million for the Q2 2006 Period and the Q2 2005 Period, respectively, reflect effective tax rates of approximately 40.5% and 39.3%, respectively. The provision for income taxes of $18.8 million and $25.6 million for the Fiscal 2006 Period and the Fiscal 2005 Period, respectively, reflect effective tax rates of approximately 40.3% and 39.3%, respectively. The effective tax rates for the Q2 2006 Period, the Q2 2005 Period, the Fiscal 2006 Period and the Fiscal 2005 Period reflect the impact of certain non-deductible expenses. The increase in the effective tax rates for the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to settlements with state taxing authorities and the accrual of interest expense associated with tax uncertainties.

Net Income

Net income totaled $16.6 million for the Q2 2006 Period, which represents a decrease of $9.8 million, from $26.4 million in the Q2 2005 Period. During the Fiscal 2006 Period, net income totaled $27.8 million, which represents a decrease of $11.7 million, from $39.5 million in the Fiscal 2005 Period. The decrease in net income for the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to the impact of a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of unamortized debt issue costs) recorded in the Q2 2006 Period in connection with conversions of approximately $100.0 million in principal amount of  the Company’s Convertible Senior Notes (see Note 4—“Debt Obligations” for further discussion), partially offset by an increase in operating income described above.

EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $108.0 million, or 15.8% of total revenues for the Q2 2006 Period and $120.7 million, or 18.8% of total revenues, for the Q2 2005 Period. EBITDA was approximately $207.5 million, or 16.3% of total revenues for the Fiscal 2006 Period and $218.4 million, or 17.9% of total revenues, for the Fiscal 2005 Period. The decrease in EBITDA for the Q2 2006 Period and the Fiscal 2006 Period was primarily attributable to the impact of a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of related debt issue costs) recorded in the Q2 2006 Period in connection with conversions of approximately $100.0 million in principal amount of the Company’s Convertible Senior Notes (see Note 4—“Debt Obligations” for further discussion), partially offset by an increase in operating income described above. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows (in millions):

	Q2 2006 Period	Q2 2005 Period	Fiscal 2006 Period	Fiscal 2005 Period
Net income	$16.6	$26.4	$27.8	$39.5
Interest expense, net	29.4	28.3	60.5	56.2
Provision for income taxes	11.3	17.1	18.8	25.6
Depreciation and amortization	50.7	48.9	100.4	97.1

EBITDA	108.0	120.7	207.5	218.4
Interest expense, net	(29.4)	(28.3)	(60.5)	(56.2)
Provision for income taxes	(11.3)	(17.1)	(18.8)	(25.6)
Deferred income taxes	(3.7)	(2.3)	(4.8)	(3.8)
Changes in operating assets and liabilities	11.5	21.8	(41.8)	(15.2)
Loss on debt extinguishment	31.6	—	32.5	—
Other items, net	8.2	5.0	21.7	9.4

Net cash provided by operating activities	$114.9	$99.8	$135.8	$127.0

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2006 Period and the Fiscal 2005 Period (in millions):

	Fiscal 2006 Period	Fiscal 2005 Period
Net cash provided by operating activities	135.8	127.0
Net cash used in investing activities	(50.4)	(95.2)
Net cash used in financing activities	(100.5)	(97.7)

Net decrease in cash and cash equivalents	(15.1)	(65.9)

Fiscal 2006 Period Compared to Fiscal 2005 Period

Net cash flows generated from operating activities were approximately $135.8 million for the Fiscal 2006 Period, which represents an increase of $8.8 million compared to $127.0 million in the Fiscal 2005 Period. Fiscal 2006 Period net cash flows generated from operating activities were impacted by several factors including an increase in total revenues due primarily to increases in attendance coupled with increases in average ticket prices and average concessions per patron, offset by increases in certain expense items.  An approximate $47.1 million increase in adjustments (primarily loss on extinguishment of debt, equity in loss of joint venture including former employee compensation and a greater loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities, partially offset by a $11.7 million decrease in net income and a $26.6 million reduction of changes in operating assets and liabilities contributed to the net increase in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments and income tax payments (including a reclassification of excess tax benefits from share based payment arrangements to cash flows used in financing activities discussed further in Note 6—“Capital Stock and Share-Based Compensation”), partially offset by increases in trade and other receivables and decreases in certain accrued expenses.

Net cash flows used in investing activities totaled approximately $50.4 million for the Fiscal 2006 Period compared to cash flows used in investing activities of approximately $95.2 million for the Fiscal 2005 Period. Contributing to the decrease in cash flows used in investing activities was the purchase of R/C Theatres during the Fiscal 2005 Period, a $19.9 million decrease in capital expenditures during the Fiscal 2006 Period, which was primarily attributable to the timing of certain capital projects during the Fiscal 2006 Period, partially offset by fewer proceeds from the disposition of assets during the Fiscal 2006 Period as compared the Fiscal 2005 Period.

Net cash flows used in financing activities were approximately $100.5 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $97.7 million for the Fiscal 2005 Period. The net increase in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to net cash used to settle conversions of approximately $100.0 million in principal amount of  the Company’s Convertible Senior Notes, partially offset by additional borrowings from the Regal Cinemas Senior Credit Facility and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities discussed further in Note 6—“Capital Stock and Share-Based Compensation.”

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand, our new incremental term facility (the “Incremental Term Facility”) provided for under the Senior Credit Facility and the revolving facility (the “Revolving Facility”) provided for under the Senior Credit Facility. Under the terms of the Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert into cash its Convertible Senior Notes.

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

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $135.0 million to $150.0 million in fiscal year 2006, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2006 Period, we invested approximately $55.4 million in capital expenditures.

For a discussion of the series of significant financing transactions which have occurred through December 29, 2005, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 29, 2005.

As described in Note 3—“Formation of National CineMedia, LLC,” in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a severance plan (the “Severance Plan”) for RCM employees who held an unvested option to purchase shares of Regal’s Class A common stock or shares of Regal’s restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. During the Q2 2006 Period, the Company recorded total severance expense of approximately $0.8 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

Regal paid two quarterly cash dividends of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $89.5 million in the aggregate, during the two quarters ended June 29, 2006.  On July 31, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 19, 2006, to stockholders of record on September 11, 2006. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

As of June 29, 2006, the holders of our 3¾% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”) had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. During the quarter ended March 30, 2006, holders of $4.4 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006. In addition, during the quarter ended June 29, 2006 holders of approximately $100.0 million in principal amount of Convertible Senior Notes exercised their conversion rights, and the Company also settled these conversions entirely in cash for approximately $130.3 million. As a result of the conversions in the second quarter of 2006, the Company recorded a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of unamortized debt issue costs) during the quarter ended June 29, 2006.

In connection with the above conversions, the Company received net proceeds of approximately $16.1 million from Credit Suisse First Boston (“CSFB”) attributable to the convertible note hedge arrangement entered into with CSFB and the warrant sold to CSFB in connection with the issuance of the Convertible Senior Notes.  Such proceeds were recorded as an increase to additional paid-in capital. Based upon our ability to generate cash flow from operations, our financial capacity and ability to borrow or raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the remaining principal amount of the outstanding Convertible Senior Notes upon their conversion.

Under Regal Cinemas’ Senior Credit Facility as amended through June 14, 2006, Regal Cinemas has established the Incremental Term Facility, pursuant to which Regal Cinemas may borrow up to $200 million in additional funds that would be treated as a term loan under the Senior Credit Facility without the need to obtain consent from any lender or any party to the Senior Credit Facility.  Borrowing under the Incremental Term Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. At Regal Cinemas’ option, borrowings under the Incremental Term Facility bear interest at an adjusted Eurodollar rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the Incremental Term Facility are obtained.  Proceeds of Regal Cinemas’ borrowings under the Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

On June 14, 2006, Regal Cinemas obtained commitments and borrowed $100 million under the Incremental Term Facility, the net proceeds of which were applied to reimburse Regal Cinemas for amounts previously distributed to the Company to fund the Company’s settlement of the conversion of approximately $100.0 million aggregate principal amount of Convertible Senior Notes for approximately $114.9 million in cash (net of approximately $15.4 million funded by CSFB).

As of June 29, 2006, we had approximately $1,667.9 million outstanding under the Term Facility under the Senior Credit Facility, $135.6 million aggregate principal amount remaining under Convertible Senior Notes and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of June 29, 2006, we had approximately $100.0 million available for drawing under the Incremental Term Facility and approximately $99.0 million available for drawing under the Regal Cinemas $100.0 million Revolving Facility under the Senior Credit Facility. Regal Cinemas maintains a letter of credit sub-facility of up to $30.0 million (of which approximately $1.0 million was outstanding as of June 29, 2006), which reduces availability under the Revolving Facility.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 29, 2005, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005. As of June 29, 2006, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein. As of June 29, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 10—“Recent Accounting Pronoucements” to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

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

As of June 29, 2006 and December 29, 2005, borrowings of $1,667.9 million and $1,575.9 million, respectively were outstanding under the Term Facility at effective interest rates of 6.1% (as of June 29, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of June 29, 2006, would increase or decrease interest expense by $2.5 million for the quarter ended June 29, 2006.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 29, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 29, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7—“Commitments and Contingencies” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission (File No. 001-31315) for the fiscal year ended December 29, 2005.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 annual meeting of stockholders was held on May 10, 2006 in Knoxville, Tennessee. The matters submitted for a vote at the meeting and the related election results were are as follows:

1. Election of two Class I directors to serve for three-year terms on our board of directors:

	For	Withheld
Michael L. Campbell	787,696,704	120,202
Alex Yemenidjian	787,762,454	54,452

Those directors whose terms of office continued after the meeting were as follows: Thomas D. Bell, Craig D. Slater, Stephen A. Kaplan and Nestor R. Weigand, Jr. Philip F. Anschutz resigned from our board of directors effective at the annual meeting. Craig D. Slater resigned from our board of directors as of the close of business on July 28, 2006.

2. Ratification of the audit committees’ selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 28, 2006:

For	Against	Abstain	Broker Non-Vote
787,773,255	29,996	13,655	0

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
4.1

Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 14, 2006, between Regal Cinemas Corporation and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the current report on Form 8-K filed on June 20, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.1

Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the current report on Form 8-K filed on May 5, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 8, 2006	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ AMY E. MILES
Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006	By:	/s/ DAVID H. OWNBY
David H. Ownby Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit No.	Exhibit Description
4.1

Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 14, 2006, between Regal Cinemas Corporation and Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent (filed as exhibit 4.1 to the current report on Form 8-K filed on June 20, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

10.1

Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the current report on Form 8-K filed on May 5, 2006 (Commission File No. 001-31315), and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.