Form 10-Q
period 2006-09-28
REGAL ENTERTAINMENT GROUP
filed 2006-11-07
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2006

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

Class A Common Stock—76,418,973 shares outstanding at November 6, 2006

Class B Common Stock—74,208,639 shares outstanding at November 6, 2006

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 28, 2006	December 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80.0	$196.3
Trade and other receivables, net	32.1	55.6
Inventories	7.4	7.8
Prepaid expenses and other current assets	12.7	1.3
Assets held for sale	8.8	0.4
Deferred income tax asset	1.2	1.2

TOTAL CURRENT ASSETS	142.2	262.6
PROPERTY AND EQUIPMENT:
Land	133.2	136.8
Buildings, leasehold improvements and equipment	2,493.6	2,429.4
Construction in progress	23.6	21.8

Total property and equipment	2,650.4	2,588.0
Accumulated depreciation and amortization	(718.4)	(600.3)

Total property and equipment, net	1,932.0	1,987.7
GOODWILL	224.1	223.8
Deferred income tax asset	5.5	—
OTHER NON-CURRENT ASSETS	55.0	58.7

TOTAL ASSETS	$2,358.8	$2,532.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$150.1	$260.4
Accounts payable	94.5	181.3
Accrued expenses	80.9	88.3
Income taxes payable	73.6	68.2
Deferred revenue	75.7	94.3
Bankruptcy claims and liabilities	1.1	1.1

TOTAL CURRENT LIABILITIES	475.9	693.6
LONG-TERM DEBT	1,699.2	1,612.3
LEASE FINANCING ARRANGEMENTS	86.7	89.4
CAPITAL LEASE OBLIGATIONS	20.9	22.4
DEFERRED INCOME TAX LIABILITY	—	2.1
OTHER NON-CURRENT LIABILITIES	88.4	81.3

TOTAL LIABILITIES	2,371.1	2,501.1
MINORITY INTEREST	1.9	1.8
STOCKHOLDERS’ EQUITY (DEFICIT):

Class A common stock, $0.001 par value; 500,000,000 shares authorized, 68,246,181 and 63,426,325 shares issued and outstanding at September 28, 2006 and December 29, 2005, respectively	—	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 81,936,967 and 83,936,967 shares issued and outstanding at September 28, 2006 and December 29, 2005, respectively	0.1	0.1
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(29.9)	(22.5)
Retained earnings	1.0	44.6
Unamortized deferred stock compensation	—	(4.4)
Accumulated other comprehensive income	14.6	12.1

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(14.2)	29.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,358.8	$2,532.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended September 28, 2006	Quarter Ended September 29, 2005	Three Quarters Ended September 28, 2006	Three Quarters Ended September 29, 2005
REVENUES:
Admissions	$450.6	$416.2	$1,295.1	$1,224.7
Concessions	181.0	164.7	524.8	485.9
Other operating revenue	44.1	47.5	125.5	137.9

TOTAL REVENUE	675.7	628.4	1,945.4	1,848.5
OPERATING EXPENSES:
Film rental and advertising costs	241.1	218.5	682.7	651.6
Cost of concessions	27.7	24.0	80.6	71.4
Rent expense	81.0	78.3	238.4	229.6
Other operating expenses	174.0	172.8	501.2	501.4
General and administrative expenses (including share-based compensation expense of $2.2 and $1.5 for the quarters ended September 28, 2006 and September 29, 2005 and $6.3 and $4.3 for the three quarters ended September 28, 2006 and September 29, 2005)	16.7	16.1	49.7	50.8
Depreciation and amortization	49.1	51.0	149.5	148.1
Net loss on disposal and impairment of operating assets	2.0	7.6	12.8	11.8
Equity in loss (income) of joint venture including former employee compensation	0.6	1.8	7.3	4.3

TOTAL OPERATING EXPENSES	592.2	570.1	1,722.2	1,669.0

INCOME FROM OPERATIONS	83.5	58.3	223.2	179.5
OTHER EXPENSE (INCOME):
Interest expense, net	31.7	29.4	92.2	85.6
Minority interest in loss of consolidated subsidiaries	(0.1)	(0.1)	—	(0.2)
Loss on debt extinguishment	3.1	—	35.6	—

TOTAL OTHER EXPENSE, NET	34.7	29.3	127.8	85.4

INCOME BEFORE INCOME TAXES	48.8	29.0	95.4	94.1
PROVISION FOR INCOME TAXES	19.5	11.8	38.3	37.4

NET INCOME	$29.3	$17.2	$57.1	$56.7

EARNINGS PER SHARE:
Basic	$0.20	$0.12	$0.38	$0.39
Diluted	0.19	0.11	0.37	0.37
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	149,429	146,940	148,739	145,971
Diluted	154,473	154,080	154,993	154,249

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 28, 2006	Three Quarters Ended September 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57.1	$56.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	149.5	148.1
Share-based compensation expense	6.3	4.3
Minority interest in loss of consolidated subsidiaries	—	(0.2)
Deferred income tax benefit	(10.1)	(6.8)
Net loss on disposal and impairment of operating assets	12.8	11.8
Equity in loss of joint venture including former employee compensation	7.3	4.3
Loss on debt extinguishment	35.6	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	24.2	19.6
Inventories	0.4	0.4
Prepaid expenses and other current assets	(5.9)	(2.7)
Accounts payable	(86.8)	(40.2)
Income taxes payable	(9.2)	24.9
Accrued expenses and other liabilities	(25.1)	(13.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	156.1	207.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84.7)	(103.3)
Proceeds from disposition of assets	6.3	31.4
Cash used for acquisitions, net of cash acquired	(34.1)	(156.8)

NET CASH USED IN INVESTING ACTIVITIES	(112.5)	(228.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(134.5)	(131.7)
Proceeds from stock option exercises	12.4	18.1
Net payments on long term obligations	(15.0)	(17.6)
Proceeds from Regal Cinemas senior credit facility	100.0	—
Cash used to settle conversions of convertible notes	(147.0)	—
Net proceeds attributable to convertible note hedge and warrant	17.3	—
Payment of debt acquisition costs and other	(3.2)	(0.6)
Excess tax benefits from share-based payment arrangements	10.1	—
Cash used to purchase treasury shares	—	(10.0)
Payment on bankruptcy claims and liabilities	—	(0.1)

NET CASH USED IN FINANCING ACTIVITIES	(159.9)	(141.9)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(116.3)	(163.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	196.3	243.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80.0	$80.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$50.1	$20.1

Cash paid for interest	$90.8	$82.3

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

Regal operates the largest theatre circuit in the United States, consisting of 6,386 screens in 539 theatres in 39 states and the District of Columbia as of September 28, 2006.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of September 28, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

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

On September 15, 2006, the Company acquired four theatres with a total of 58 screens from AMC Entertainment Inc. (“AMC”).  Regal purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash and acquired the other two AMC theatres in exchange for two Regal theatres consisting of 32 screens.  As of the acquisition date, the surrendered Regal theatres had a net book value of approximately $5.4 million.  The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres.  Total cash paid of approximately $34.1 million was directly allocated to the other two AMC theatres using the purchase method of accounting.  The results of operations of the four acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.  See Note 2—“Acquisitions” for further discussion of this transaction.

During the three quarters ended September 28, 2006, Regal paid three quarterly cash dividends of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $134.5 million in the aggregate.

Total comprehensive income for the quarter and three quarters ended September 28, 2006 was $20.1 million and $59.6 million, respectively. Total comprehensive income for the quarter and three quarters ended September 29, 2005 was $23.7 million and $68.9 million, respectively.  Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters and three quarters ended September 28, 2006 and September 29, 2005. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of September 28, 2006 and the unaudited condensed consolidated statements of income and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2005 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 29, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 28, 2006 are not necessarily indicative of the operating results that may be achieved for the full 2006 fiscal year.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. ACQUISITIONS

Acquisition of four AMC Entertainment Inc. Theatres

On September 15, 2006, the Company acquired four theatres with a total of 58 screens from AMC.  Regal purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post-closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens.  As of the acquisition date, the surrendered Regal theatres had a net book value of approximately $5.4 million.  The Company accounted for the exchanged theatre assets as a non-monetary transaction in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions” and FAS 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres.  Total cash paid of approximately $34.1 million was directly allocated to the other two AMC theatres using the purchase method of accounting.  Accordingly, the total cash purchase price was allocated to the assets acquired and liabilities assumed for both of the respective theatre locations based on management’s judgment of the estimated fair values at the date of acquisition. The results of operations of the four acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Property and equipment, net	$36.4
Current liabilities	(2.3)

Total purchase price	$34.1

Acquisition of R/C Theatres and Eastern Federal Corporation Theatres

On April 28, 2005, the Company acquired seven theatres comprising 76 screens in Maryland, Florida, Pennsylvania and Virginia from R/C Theatres. On July 21, 2005, the Company acquired 21 theatres and 230 screens in Florida, North Carolina and South Carolina from Eastern Federal Corporation. The total aggregate cash purchase price for the combined acquisitions was approximately $156.7 million, including $125.2 million for the Eastern Federal Corporation acquisition. The transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition, with the remaining balance allocated to goodwill. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party appraisal of certain Eastern Federal Corporation fee properties. The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

The following is a summary of the final allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.2
Property and equipment, net	157.8
Goodwill	2.9
Current liabilities	(4.2)

Total purchase price	$156.7

3. FORMATION OF NATIONAL CINEMEDIA, LLC

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia, LLC (“National CineMedia”).  On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of September 28, 2006, RCM’s wholly owned subsidiary, Regal CineMedia Holdings, LLC (“RCH”), owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. National CineMedia focuses on the expansion of ancillary businesses, such as in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia. As of September 28, 2006 and December 29, 2005, RCH’s investment in National CineMedia totaled approximately ($2.1 million) and $3.2 million, respectively.

In addition, on March 29, 2005, RCM, AMC’s subsidiary, American Multi-Cinemas, Inc., and National CineMedia entered into a Software License Agreement, which was amended and restated on July 15, 2005 pursuant to Cinemark’s participation in National CineMedia, in connection with the licensing of software and related rights ancillary to the use of such software to National CineMedia for the conduct of its business. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to a 32% (as of December 30, 2005) administrative fee payable to National CineMedia to service such contracts. For the quarter and three quarters ended September 28, 2006, administrative fees paid to National CineMedia totaled $0.7 million (on $2.3 million of revenue) and $3.8 million (on $11.9 million of revenue), respectively.   For the quarter and three quarters ended September 29, 2005, administrative fees paid to National CineMedia totaled $7.0 million (on $19.9 million of revenue) and $16.1 million (on $45.8 million of revenue), respectively. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor’s theatres for any measurement period. During the quarter and three quarters ended September 28, 2006, the Company recorded $18.3 million and $40.8 million, respectively of advertising revenues and $0.8 million and $2.1 million, respectively of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company’s financial statements. During the quarter and three quarters ended September 29, 2005, the Company recorded $5.3 million and $6.4 million, respectively of advertising revenues and $0.7 million and $2.0 million, respectively of other revenues derived from these contracts. For the quarter ended September 28, 2006, the Company recorded a gain of $0.2 million, representing its share of the net income of National CineMedia.  As of September 28, 2006, approximately $21.9 million and $0.5 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. In addition, as of December 29, 2005, approximately $14.9 million and $2.8 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

On December 5, 2005, National CineMedia entered into a sublease agreement with RCM pursuant to which National CineMedia subleases its regional office in Chicago, Illinois. Both the sublease and the lease expire on July 31, 2009. Pursuant to the sublease, National CineMedia pays rent in an amount equal to that which would have been paid by RCM under the terms of its lease. The amounts payable by National CineMedia to the landlord for the quarter and three quarters ended September 28, 2006, were less than $0.1 million.  In addition, on January 27, 2006, National CineMedia entered into a sublease agreement with RCM pursuant to which National CineMedia subleases its regional office in New York, New York. Both the sublease and the lease expire on April 30, 2010.  Pursuant to the sublease, National CineMedia pays rent to RCM in an amount equal to that which would have been paid by RCM under the terms of its lease. The amounts payable to RCM for the quarter and three quarters ended September 28, 2006, were approximately $0.1 million and $0.3 million, respectively. Lastly, on March 22, 2005, RCM assigned its interests in a sublease from Regal to National CineMedia for its regional office in Woodland Hills, California. The lease and sublease expired on July 31, 2006. Pursuant to the sublease, National CineMedia paid rent to Regal in an amount equal to that which would have been paid by Regal under the terms of its lease. The amounts payable to Regal for the quarter and three quarters ended September 28, 2006, were, in aggregate, less than approximately $0.1 million.  Related party amounts for each of the above arrangements for the quarter and three quarters ended September 29, 2005 were comparable to the 2006 amounts.

In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the RCI Severance Plan For Equity Compensation (the “Severance Plan”). Participation in the Severance Plan is limited to employees of RCM who held an unvested option to purchase shares of Regal’s Class A common stock or unvested shares of Regal’s restricted Class A common stock pursuant to the terms of the Company’s 2002 Incentive Plan (the “Incentive Plan”) immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. Each employee’s termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a “Participant”) is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal’s Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19. In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005 will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal’s Class A common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant’s restricted stock would have vested in accordance with the Incentive Plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal’s Class A common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased.  As a result of the formation of National CineMedia, approximately 1.5 million unvested options and 77,020 shares of unvested restricted stock were forfeited.  The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan were funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarter ended September 28, 2006, the Company recorded total severance expense of approximately $0.8 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

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

Subsequent to the quarter ended September 28, 2006, NCM Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, announced that it filed a registration statement with the SEC for an initial public offering of up to $700 million of its common stock, as further described in Note 11 to the accompanying unaudited condensed financial statements.

4. DEBT OBLIGATIONS

Debt obligations at September 28, 2006 and December 29, 2005 consist of the following (in millions):

	September 28, 2006	December 29, 2005
Regal 3 3/4% Convertible Senior Notes	$127.4	$240.0
Regal Cinemas Senior Credit Facility	1,663.9	1,575.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, 3.3% to 12.3%, maturing in various installments through January 2021	90.2	92.6
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	22.9	23.5
Other	1.0	1.0

Total debt obligations	1,956.9	1,984.5
Less current portion	(150.1)	(260.4)

Total debt obligations, net of current maturities	$1,806.8	$1,724.1

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

On September 28, 2006, at the then current conversion price of $14.6543 per share (which conversion price has been and may be further adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 68.2394 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “Convertible Note Hedge”) with Credit Suisse First Boston (“CSFB”), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at September 28, 2006 at a price per share of $14.6543). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders’ equity (deficit).

We also sold to CSFB a warrant (the “Warrant”) to purchase shares of our Class A common stock. The Warrant is currently exercisable for 8,695,605 shares of our Class A common stock at a September 28, 2006 exercise price of $16.9088 per share (which exercise price has been and may be further adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders’ equity (deficit).

The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $16.9088 (as of September 28, 2006). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

On September 28, 2006, the closing sale price of our Class A common stock was $19.97, which exceeded 110% of the then current conversion price of $14.6543. Accordingly, as of September 28, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $14.6543. This conversion option, coupled with the Company’s stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $127.4 million principal amount of the Convertible Senior Notes as a current liability on the accompanying unaudited condensed consolidated balance sheet as of September 28, 2006. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

On March 28, 2005, a holder of the Convertible Senior Notes exercised its conversion right with respect to $1,000 principal amount of the notes, and the Company settled the entire conversion in cash. On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery to resolve a question that had arisen about the terminology used in the Indenture, dated as of May 28, 2003, as amended April 5, 2005 (the “Indenture”), between the Company and U.S. Bank National Association (the “Trustee”) regarding the Convertible Senior Notes’ conversion price adjustment mechanism.  On August 17, 2006, the case was dismissed following the filing with the Delaware Court of Chancery of a stipulation of dismissal. See Note 7—“Commitments and Contingencies” for further discussion of this matter.

During the quarter ended March 30, 2006, holders of $4.4 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006. In addition, during the quarter ended June 29, 2006 holders of approximately $100.0 million in principal amount of Convertible Senior Notes exercised their conversion rights, and the Company also settled these conversions entirely in cash for approximately $130.3 million. As a result of the conversions in the second quarter of 2006, the Company recorded a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of unamortized debt issue costs) during the quarter ended June 29, 2006.  Finally, during the quarter ended September 28, 2006, holders of approximately $8.2 million in principal amount of Convertible Senior Notes exercised their conversion rights, and the Company also settled these conversions entirely in cash for approximately $11.3 million.  As a result of the conversions in the third quarter of 2006, the Company recorded an additional $3.1 million loss on debt extinguishment.

In connection with the above conversions, the Company received net proceeds of approximately $17.3 million from CSFB attributable to the Convertible Note Hedge and the Warrant.  Such proceeds were recorded as an increase to additional paid-in capital.

Regal Cinemas Senior Credit Facility—On June 14, 2006, Regal Cinemas entered into a fifth amendment (the “Fifth Amendment”) to its Fourth Amended and Restated Credit Agreement, dated as of May 10, 2004, as first amended as of July 27, 2004, as second amended as of November 24, 2004, as third amended as of September 26, 2005 and as fourth amended on March 9, 2006 (as amended, including by the Fifth Amendment, the “Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (f/k/a Credit Suisse First Boston, acting through its Cayman Islands Branch), as Administrative Agent. Borrowings under the term loan facility (“Term Facility”) and revolving loan facility under the Senior Credit Facility bear interest, at Regal Cinemas’ option, at either an Adjusted Eurodollar Rate (as defined in the Senior Credit Facility) or the base rate plus, in each case, an applicable margin. Effective March 9, 2006, the applicable margin was reduced from 2.00% to 1.75% on the Term Facility. The applicable margin will be further reduced to 1.50% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.

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

Consistent with the existing term loans, the applicable margin assessed on Eurodollar rate borrowings under the Incremental Term Facility is 1.75%, which will be reduced to 1.50% if the consolidated leverage ratio of Regal Cinemas is maintained at 3.0 or less.  The maturity date for the Incremental Term Facility is November 10, 2010. As of September 28, 2006 and December 29, 2005, borrowings of $1,663.9 million and $1,575.9 million, respectively, were outstanding under the Term Facility at effective interest rates of 6.3% (as of September 28, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account.

The Senior Credit Facility is further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005.

Subsequent to the quarter ended September 28, 2006, the Senior Credit Facility was amended and restated, as further described in Note 11 to the accompanying unaudited condensed financial statements.

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

As of September 28, 2006, the aggregate fair value of the five interest rate swaps was determined to be approximately $24.1 million, which has been recorded as a component of “Other Non-Current Assets” with a corresponding amount of $14.6 million, net of tax, recorded to “Accumulated Other Comprehensive Income.” The interest rate swaps exhibited no ineffectiveness for the quarters and three quarters ended September 28, 2006 and September 29, 2005.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $19.5 million and $11.8 million for the quarters ended September 28, 2006 and September 29, 2005, respectively, reflect effective tax rates of approximately 40.0% and 40.7%, respectively. The provision for income taxes of $38.3 million and $37.4 million for the three quarters ended September 28, 2006 and September 29, 2005, respectively, reflect effective tax rates of approximately 40.1% and 39.7%, respectively. The effective tax rates for the quarters and three quarters ended September 28, 2006 and September 29, 2005 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 28, 2006 and December 29, 2005, totaling $37.4 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of September 28, 2006 and December 29, 2005, $33.7 million of the valuation allowance relates to pre-acquisition deferred tax assets of Hoyts, Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 28, 2006, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of September 28, 2006, 68,246,181 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 81,936,967 shares were outstanding as of September 28, 2006, all of which are held by Anschutz Company (“Anschutz”) and OCM Principal Opportunities Fund II, L.P. and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for a vote. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of September 28, 2006. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005.

As further described in Note 11 to the accompanying unaudited condensed financial statements, subsequent to the quarter ended September 28, 2006, the Company completed a secondary offering on behalf of OCM Principal Opportunities Fund II, L.P. of 7,728,328 shares of Class A common stock.

Share Repurchase Program

During the quarter ended September 30, 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million.  The Company’s board of directors extended the share repurchase program during the quarters ended September 29, 2005 and September 28, 2006 for additional twelve month periods. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2007. The Company made no repurchases of its outstanding Class A common stock during the quarter or three quarters ended September 28, 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s common stock were outstanding as of September 28, 2006.

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

As a result of adopting SFAS 123R on December 30, 2005, our income before income taxes and net income for the quarter ended September 28, 2006, were $0.9 million and $0.5 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 (“APB 25”) for our stock option grants.  Basic and diluted earnings per share for the quarter ended September 28, 2006 would have been the same as the reported amount had the Company continued to apply APB 25. For the three quarters ended September 28, 2006 our income before income taxes, net income, basic earnings per share and diluted earnings per share were $2.4 million, $1.5 million, $0.01 and $0.01 less, respectively, than if we had continued to account for share-based compensation under APB 25 for our stock option grants.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards based on factors at the date of grant. Stock compensation expense for each of the quarters and three quarters ended September 28, 2006 and September 29, 2005 was based on the following assumptions at the dates the stock options were granted:

Expected volatility	38.0-39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.0-4.9%
Dividend yield	3.0-4.5%

Expected volatility is based on historical volatility of the Company’s common stock price.  The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the quarters and three quarters ended September 28, 2006 and September 29, 2005.

As share-based compensation expense recognized in the unaudited condensed consolidated statement of income for the quarter and three quarters ended September 28, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

 During the quarter and three quarters ended September 28, 2006, the Company recognized approximately $1.6 million and $4.9 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarter and three quarters ended September 28, 2006. At September 28, 2006, there was $3.4 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 0.49 years.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the three quarters ended September 28, 2006, our unaudited condensed consolidated statement of cash flows reflects $10.1 million of excess tax benefits as financing cash flows rather than operating cash flows.  Net cash proceeds from the exercise of stock options were $12.4 million for the three quarters ended September 28, 2006. The actual income tax benefit realized from stock option exercises is $12.3 million for the same period.

The following table represents stock option activity for the three quarters ended September 28, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contract Life

Outstanding options at beginning of period	5,943,986	$6.43
Granted	—	—
Exercised	(2,234,114)	5.60
Forfeited	(24,051)	13.65
Outstanding options at end of period	3,685,821	$6.89	5.72 Yrs
Outstanding exercisable at end of period	1,301,105	$7.56	5.73 Yrs

                Shares available for future stock option grants to employees and directors under the Incentive Plan were approximately 3.4 million at September 28, 2006.  The aggregate intrinsic value of options outstanding at September 28, 2006 was $48.2 million, and the aggregate intrinsic value of options exercisable was $16.1 million. Total intrinsic value of options exercised was $31.5 million and $38.9 million for the three quarters ended September 28, 2006 and September 29, 2005, respectively.

The following table summarizes our nonvested stock option activity for the three quarters ended September 28, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at beginning of period	5,017,954	$2.98
Granted	—	—
Vested	(2,621,134)	2.99
Forfeited	(12,104)	4.78
Nonvested stock options at end of period	2,384,716	$2.96

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123.  For purposes of pro forma disclosures under SFAS 123 for the quarter and three quarters ended September 29, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

	Quarter Ended September 29, 2005	Three Quarters Ended September 29, 2005
Net income:
As reported	$17.2	$56.7
Add: Share-based employee compensation reported in net income, net of taxes	0.8	2.3
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(1.4)	(2.3)

Pro forma	$16.6	$56.7

Basic earnings per share:
As reported	$0.12	$0.39
Add: Share-based employee compensation reported in net income, net of taxes	—	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.01)	(0.02)
Pro forma	$0.11	$0.39

Diluted earnings per share:
As reported	$0.11	$0.37
Add: Share-based employee compensation reported in net income, net of taxes	—	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	—	(0.02)

Pro forma	$0.11	$0.37

Restricted Stock

As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2005, the Company implemented a restricted stock program to provide for restricted stock awards to officers, directors and key employees. Under the restricted stock program, common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. On February 11, 2005, 229,990 shares were granted under the restricted stock program at nominal cost to officers and key employees.  The closing price of our Class A common stock on the date of grant was $19.90 per share. On March 7, 2006, 169,689 shares were granted under the restricted stock program at nominal cost to officers, directors and key employees.  The closing price of our Class A common stock on the date of grant was $18.67 per share. On April 25, 2006, June 6, 2006 and September 18, 2006, a total of 15,973 shares were granted in the aggregate under the restricted stock program at nominal cost to a key employee and certain newly-elected directors.  The closing price of our Class A common stock was $20.51 per share on April 25, 2006, $19.28 per share on June 6, 2006 and $19.52 per share on September 18, 2006.

During the quarter and three quarters ended September 28, 2006, the Company recognized approximately $0.5 million and $1.1 million, respectively, of share-based compensation expense related to these restricted share grants.  Such expense is presented as a component of general and administrative expenses for the quarter and three quarters ended September 28, 2006.  The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of September 28, 2006, we have unrecognized compensation expense of $4.7 million associated with these awards. Upon adoption of SFAS 123R, the cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards was not material.

The following table represents the shares of restricted stock that were granted and outstanding as of September 28, 2006 and September 29, 2005:

	Three Quarters ended September 28, 2006	Three Quarters ended September 29, 2005

Restricted stock:
Granted during the period ended	185,662	229,990
Outstanding, as of	336,372	152,180

The aggregate intrinsic value of restricted stock outstanding as of September 28, 2006 was $6.5 million.  During the three quarters ended September 28, 2006, the Company paid three cash dividends of $0.30 on each share of outstanding restricted stock totaling less than $0.3 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements will be entered into between the Company and each grantee of performance share units, a form of which agreement (the “Performance Agreement”) was filed as an exhibit to our current report on Form 8-K filed on May 5, 2006 with the Securities and Exchange Commission (File No. 001-31315), and is incorporated herein by reference. Pursuant to the terms and conditions of the Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained (“TSRA”) by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee’s death, disability, retirement, termination with or without cause or the occurrence of a change of control).  The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period.  Pursuant to the Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the Performance Agreement.

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

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% ≤ TSRA < 15.0%	50% of Target LTI

15.0% ≤ TSRA < 17.5%	100% of Target LTI

17.5% ≤ TSRA < 20.0%	125% of Target LTI

20.0% ≤ TSRA < 25.0%	150% of Target LTI

25.0% ≤ TSRA	175% of Target LTI

Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of FAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. On June 1, 2006, the aggregate fair value of the performance share awards was determined to be $3.4 million, which includes related dividends on shares ultimately earned and paid on June 1, 2009. The fair value of the performance share awards will be amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the quarter and three quarters ended September 28, 2006, the Company recognized approximately $0.2 million and $0.3 million, respectively, of share-based compensation expense related to these performance shares.  Such expense is presented as a component of general and administrative expenses for the quarter and three quarters ended September 28, 2006. As of September 28, 2006, there was $3.1 million of unrecognized compensation cost related to the performance shares. The key assumptions used for valuing performance shares follow:

Quarter Ended September 28, 2006
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

The following tables summarize information about the performance shares activity:

Three Quarters Ended September 28, 2006
Number of performance shares:
Outstanding at beginning of year	—
Granted (based on target TSRA)	402,150
Forfeited	(1,020)
Outstanding as of September 28, 2006	401,130

The above table does not include the maximum or minimum number of shares of restricted stock contingently issuable. An additional 300,848 shares of restricted stock could be issued providing the maximum TSRA is met. The aggregate intrinsic value of performance share awards outstanding as of September 28, 2006 was $3.3 million.

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

In prior years, private litigants and the Department of Justice (the “DOJ”) had filed claims against Regal or its subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing these claims of private litigants and all claims made by the United States under the ADA. Over the next five years, the Company anticipates that it will incur capital costs to modify its theatres in accordance with the settlement arrangements in the aggregate of up to $15.0 million.

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

On April 5, 2005, the Company filed a complaint in the Delaware Court of Chancery against Amaranth LLC, Amaranth Advisors, L.L.C. and Nicholas M. Maounis (collectively, “Amaranth”), individually, and as representatives of a class of all holders of the Convertible Senior Notes issued pursuant to the Indenture.  On March 21, 2005, Amaranth filed a Schedule 13G with the Securities and Exchange Commission questioning the terminology used in the Indenture for calculating the conversion price adjustment to the Convertible Senior Notes required to be made by the Company in relation to quarterly dividends paid by the Company. In addition, on March 28, 2005, Amaranth exercised its conversion rights with respect to $1,000 principal amount of its notes, which the Company settled in cash. In its complaint, the Company sought a declaratory judgment to resolve the question that had arisen regarding the proper calculation of the conversion price adjustments in relation to certain of the Company’s quarterly dividends. In order to remedy any confusion, the Company approved and the Company and the Trustee executed a First Supplemental Indenture, dated April 5, 2005, to amend the terminology in the conversion price adjustment formula. On May 17, 2005, Amaranth filed its answer and counterclaim against the Company. On June 20, 2005, the Company filed an answer to Amaranth’s counterclaim.  On April 12, 2006, after full briefing, the Delaware Court of Chancery issued an opinion granting the Company’s motion to certify a defendant class of all holders of the Convertible Senior Notes, and to certify Amaranth as an adequate class representative.

On August 17, 2006, the Company entered into a stipulation of dismissal with Amaranth LLC, Amaranth Advisors, L.L.C. and Nicholas M. Maounis individually, and as representatives of a class of all holders of our Convertible Senior Notes, providing for the following: (1) the dismissal of its claims without prejudice to the defendant class and with prejudice to Amaranth, the named defendant, only; and (2) the dismissal of Amaranth’s counterclaims, which purported to assert individual claims against the Company on behalf of Amaranth only, with prejudice. In addition, in the stipulation of dismissal, the parties certify that no compensation in any form has passed directly or indirectly from the Company to Amaranth or Amaranth’s attorneys and that no promise to give any such compensation has been made. On August 17, 2006, the parties submitted to the Delaware Court of Chancery and the Court approved the stipulation of dismissal thereby dismissing the case.

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

8. RELATED PARTY TRANSACTIONS

During the quarter and three quarters ended September 28, 2006, Regal Cinemas, incurred approximately $1.1 million and $2.8 million, respectively of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million and $0.2 million, respectively of expenses payable to Anschutz affiliates for certain advertising services during the quarter and three quarters ended September 28, 2006. During the quarter and three quarters ended September 28, 2006, Regal Cinemas received approximately $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. Related party amounts for the quarter and three quarters ended September 29, 2005 were comparable to the 2006 amounts.

See Note 3—“Formation of National CineMedia, LLC,” for discussion of related party transactions between National CineMedia and the Company during the quarters and three quarters ended September 28, 2006 and September 29, 2005.

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

	Quarter Ended September 28, 2006	Quarter Ended September 29, 2005	Three Quarters Ended September 28, 2006	Three Quarters Ended September 29, 2005
Net income (in millions)	$29.3	$17.2	$57.1	$56.7
Weighted average shares outstanding (in thousands):
Basic:	149,429	146,940	148,739	145,971
Add common stock equivalents	5,044	7,140	6,254	8,278

Diluted:	154,473	154,080	154,993	154,249
Earnings per share
Basic:	$0.20	$0.12	$0.38	$0.39
Diluted:	$0.19	$0.11	$0.37	$0.37

                Common stock equivalents consist principally of stock options, warrants and restricted stock. There were no antidilutive stock options, warrants or restricted stock outstanding as of September 28, 2006 and September 29, 2005.

The Convertible Senior Notes discussed in Note 4—“Debt Obligations” allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On September 28, 2006, the closing sale price of our Class A common stock was $19.97, which exceeded 110% of the then current conversion price of $14.6543 on the Convertible Senior Notes. Accordingly, as of September 28, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $14.6543. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 2.2 million shares and 3.2 million shares in our diluted earnings per share computations for the quarters ended September 28, 2006 and September 29, 2005, respectively.

                In addition, as described in Note 4—“Debt Obligations,” we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $16.9088 at September 28, 2006. SFAS No. 128, “Earnings Per Share,” however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 1.2 million shares and 1.3 million shares in our diluted earnings per share computations for the quarters ended September 28, 2006 and September 29, 2005, respectively. As of September 28, 2006, the maximum number of shares that could potentially be included under the Warrant is 8.7 million.

10. RECENT ACCOUNTING PRONOUNCEMENTS

During 2003, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft entitled, “Earnings per Share, an amendment of SFAS No. 128.” Following the Exposure Draft, the FASB made additional changes to the requirements of SFAS No. 128, but did not make significant changes to the other issues addressed in that Exposure Draft. Thereafter, a revised Exposure Draft (the “proposed Statement”) that addresses the additional changes to the requirements of SFAS No. 128 was issued on September 30, 2005. The proposed Statement would amend SFAS No. 128 to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares and contracts that may be settled in cash or shares. The proposed Statement would require that when an entity has issued a contract that may be settled either in shares or in cash at the entity’s option, the entity should presume that the contract will be settled in shares, if the effect to earnings per share is dilutive. That presumption may not be overcome, regardless of past practice or stated policy to the contrary. As a result, shares that would be issued upon the assumed conversion of the Convertible Senior Notes would be included in diluted earnings per share to the extent dilutive using the “if-converted” method. The comment period for the proposed Statement ended on November 30, 2005. Upon adoption, all prior period earnings per share data would be adjusted to conform to the provisions of the proposed Statement. Had the provisions of the proposed Statement been effective for the reporting periods included herein, diluted earnings per share for the quarter ended September 28, 2006 and the quarter and three quarters ended September 29, 2005 would have been the same as the reported amounts and diluted earnings per share for the three quarters ended September 28, 2006 would have been $0.01 lower than the reported amount. The Company is evaluating the proposed Statement and potential alternative courses of action it might pursue, if any, with respect to the Convertible Senior Notes to address the impact of the proposed Statement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the Securities and Exchange Commission’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for fiscal year 2006. The Company does not believe that the adoption of SAB 108 will materially impact its consolidated financial position, cash flows and results of operations.

11. SUBSEQUENT EVENTS

Initial Public Offering of NCM Inc.

On October 12, 2006, NCM Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, announced that it filed a registration statement with the SEC for an initial public offering, or IPO, of up to $700 million of its common stock. Net proceeds from the IPO will be used to acquire newly issued equity interests from National CineMedia and National CineMedia will distribute the net proceeds to each of Regal, AMC and Cinemark on a pro rata basis in connection with modifying payment obligations for access to our theatres. In connection with the completion of the

IPO, National CineMedia also intends to enter into an approximately $725 million term loan facility the net proceeds of which will be used to redeem preferred units to be held by each of RCH, NCN and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. There can be no guarantee that NCM Inc. will complete the IPO or debt transactions or that Regal will receive any or the level of expected proceeds.

Regal Cinemas Fifth Amended and Restated Credit Agreement

On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the lenders party thereto which amends and restates the fourth amended and restated credit agreement among Regal Cinemas, Credit Suisse First Boston, and the lenders party thereto.  The New Senior Credit Facility consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1.7 billion and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million.

The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.  Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every 3 months. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2013 and the second on October 27, 2013.

The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain real property. The obligations under the New Senior Credit Facility are also guarantied by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain real property. The obligations are further guarantied by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

Borrowings under the New Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the New Senior Credit Facility) plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse, and the Federal Funds Effective Rate plus 0.5%.  Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the Adjusted Eurodollar Rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries.  Calculation of interest is on the basis of the actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of base rate loans based on the Prime Rate) and interest is payable at the end of each interest period (or quarterly in the case of base rate loans based on the Prime Rate) and, in any event, at least every 3 months.

Regal Cinemas may prepay borrowings under the New Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the New Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

•                  50% of excess cash flow in any fiscal year (as reduced by voluntary repayments of the Term Facility), with elimination based upon achievement and maintenance of a leverage ratio of less than 3.75:1.00;

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

The New Senior Credit Facility includes several financial covenants including:

•                  maximum ratios of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the New Senior Credit Facility) (initially set at 6.00:1.00 and declining in subsequent periods);

•                  maximum ratios of funded debt (net of unencumbered cash) to consolidated EBITDA, (initially equal to 4.00:1.00 and declining in subsequent periods);

•                  minimum ratio of (i) consolidated EBITDAR to (ii) the sum of interest expense plus lease expense of 1.50 to 1.0 throughout the term of the New Senior Credit Facility; and

•                  maximum capital expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year.

The New Senior Credit Facility contains customary affirmative covenants including, among other things, maintenance of corporate existence and rights; performance of obligations; delivery of financial statements and other financial information; delivery of notices of default, litigation, ERISA events and material adverse change; maintenance of properties; maintenance of insurance; maintenance of a rating of Regal Cinemas and of the New Senior Credit Facility by each of Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc; compliance with laws; inspection of books and properties; further assurances; and payment of taxes.

The New Senior Credit Facility also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit the ability of Regal Cinemas and its subsidiaries to, among other things, incur indebtedness, grant liens, make investments or acquisitions, engage in affiliate transactions, or pay dividends. These limitations will restrict the ability of Regal Cinemas to fund the operations the Company or any subsidiary of the Company that is not designated as a restricted subsidiary of Regal Cinemas under the New Senior Credit Facility.

The New Senior Credit Facility specifies customary events of default including, among other things, nonpayment of principal, interest or other amounts; breach of certain covenants; breach of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more; ERISA events; actual or asserted invalidity of guarantees or security

documents; and change of control.   Upon the occurrence of an event of default, all obligations under the New Senior Credit Facility may be accelerated.

Under the New Senior Credit Facility, Regal Cinemas also established a New Incremental Term Facility, which amends and restates the Incremental Term Facility.  Under the terms of the New Incremental Term Facility, Regal Cinemas may borrow up to $200 million in additional funds that would be treated as a term loan under the New Senior Credit Facility without the need to obtain consent from any lender or any party to the New Senior Credit Facility.  Borrowing under the New Incremental Term Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. At Regal Cinemas’ option, borrowings under the New Incremental Term Facility bear interest at an Adjusted Eurodollar Rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the New Incremental Term Facility are obtained.  Proceeds of Regal Cinemas’ borrowings under the New Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

The Company is currently evaluating the accounting implications of the loan fees related to the New Senior Credit Facility and the remaining unamortized debt issue costs associated with the Senior Credit Facility on its consolidated financial position, cash flows and results of operations.

Other Transactions

On October 26, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 19, 2006, to stockholders of record on December 11, 2006.

On November 6, the Company completed a secondary offering of 7,728,328 shares of its Class A common stock at $20.73 per share.  The shares were offered from holdings of Class B common shares held by OCM Principal Opportunities Fund II, L.P. and its subsidiaries, and were originally acquired by them in connection with the original exchange transaction in April 2002 forming Regal Entertainment Group. Regal received no proceeds from the sale of shares in the offering.

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

The Company

We conduct our operations primarily through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,386 screens in 539 theatres in 39 states and the District of Columbia as of September 28, 2006. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations.  As of September 28, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

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

The results of operations of the seven theatres acquired from R/C Theatres on April 28, 2005, the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 and the four theatres acquired from AMC on September 15, 2006 have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company, National CineMedia . On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, as of September 28, 2006, Regal CineMedia Holdings, LLC, a wholly owned subsidiary of RCM, owned 49.9% of the Class A Units of National CineMedia, NCN owned 29.4% of the Class A Units of National CineMedia and Cinemark owned 20.7% of the Class A Units of National CineMedia. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at the theatres of National CineMedia partners and other third party exhibition companies, through an agreed upon formula based generally on screen count and attendance. See Note 3—“Formation of National CineMedia, LLC,” for further discussion of this joint venture arrangement.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and “Results of Operations” below.

Results of Operations

The third fiscal quarter of 2006 was a solid quarter for the industry and the Company.  Based on our review of industry sources, national box office revenues were estimated to have increased from approximately 8.0% to 8.2% during the third fiscal quarter of 2006 in comparison to the third fiscal quarter of 2005.  The industry achieved these results with strong attendance coupled with ticket price increases. The success of certain family-oriented and concession-friendly films exhibited during the third fiscal quarter of 2006 contributed to an increase in average concessions revenues per patron.

Our total revenue for the quarter ended September 28, 2006 (“Q3 2006 Period”) was $675.7 million, consisting of $450.6 million of admissions revenues, $181.0 million from concessions revenues and $44.1 million of other operating revenues, and represented a 7.5% increase over total revenues of $628.4 million for the quarter ended September 29, 2005 (“Q3 2005 Period”).

Our Q3 2006 Period admissions revenues were favorably impacted by a 5.4% increase in attendance coupled with a 2.6% increase in average ticket prices. The increase in our Q3 2006 Period attendance was primarily attributable to a robust third quarter box office led by the overall breadth of the Q3 2006 Period film slate. Our Q3 2006 Period attendance was also benefited by approximately 201 new screens added since the end of the Q3 2005 Period, offset by the closure of approximately 352 screens subsequent to the end of the Q3 2005 Period.  The increase in the Q3 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our per screen admissions revenues exceeded the industry’s results for the Q3 2006 Period as compared to the Q3 2005 Period.

In addition, during the Q3 2006 Period, we experienced growth in average concession revenues per patron and a slight decline in other operating revenues. The growth in average concession revenues per patron was primarily attributable to the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest exhibited during the Q3 2006 Period.  The decrease in other operating revenues in the Q3 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Q3 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC.”  Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental other theatre revenues.

Income from operations increased 43.2% to $83.5 million for the Q3 2006 Period compared to $58.3 million in the Q3 2005 Period. Net income increased to $29.3 million in the Q3 2006 Period compared to net income of $17.2 million in the Q3 2005 Period. Earnings per diluted share also increased to $0.19 for the Q3 2006 Period compared to $0.11 during the Q3 2005 Period.  EBITDA (earnings before interest, taxes, depreciation and amortization) was $129.6 million for the Q3 2006 Period, an increase of 18.5% from $109.4 million in the Q3 2005 Period and represented an EBITDA margin of 19.2%. The increase in income from operations, net income, earnings per diluted share and EBITDA is primarily due to incremental admissions and concessions revenues due to the growth in attendance and increases in average ticket prices and average concessions per patron, partially offset by increases in certain expense items described in further detail below.  A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under “Results of Operations—EBITDA.”

During the quarter and three quarters ended September 28, 2006, we made progress with certain of our strategic initiatives:

•             We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the three quarters ended September 28, 2006 (the “Fiscal 2006 Period”) totaled approximately $134.5 million.

•             During September 2006, the Company acquired four theatres with a total of 58 screens from AMC.  Regal purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens.

•             In addition to the theatres acquired from AMC, we opened 1 new theatre with 16 screens and closed 8 theatres with 71 screens (including the two theatres surrendered to AMC), ending the Q3 2006 Period with 539 theaters and 6,386 screens.

Subsequent to the Q3 2006 Period, the Company made further significant progress with its strategic initiatives. Please refer to Note 11 to the accompanying unaudited condensed financial statements for a discussion of significant financing transactions subsequent to the Q3 2006 Period.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q3 2006 Period, the Q3 2005 Period, the Fiscal 2006 Period and the three quarters ended September 29, 2005 (“Fiscal 2005 Period”) (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q3 2006 Period		Q3 2005 Period		Fiscal 2006 Period		Fiscal 2005 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$450.6	66.7%	$416.2	66.2%	$1,295.1	66.6%	$1,224.7	66.3%
Concessions	181.0	26.8	164.7	26.2	524.8	27.0	485.9	26.3
Other operating revenue	44.1	6.5	47.5	7.6	125.5	6.4	137.9	7.4

Total revenue	675.7	100.0	628.4	100.0	1,945.4	100.0	1,848.5	100.0
Operating expenses:
Film rental and advertising costs(1)	241.1	53.5	218.5	52.5	682.7	52.7	651.6	53.2
Cost of concessions(2)	27.7	15.3	24.0	14.6	80.6	15.4	71.4	14.7
Rent expense(3)	81.0	12.0	78.3	12.5	238.4	12.3	229.6	12.4
Other operating expenses(3)	174.0	25.8	172.8	27.5	501.2	25.8	501.4	27.1
General and administrative expenses (including share-based compensation expense of $2.2 and $1.5 for the Q3 2006 Period and the Q3 2005 Period and $6.3 and $4.3 for the Fiscal 2006 Period and Fiscal 2005 Period)(3)	16.7	2.5	16.1	2.6	49.7	2.6	50.8	2.7
Depreciation and amortization(3)	49.1	7.3	51.0	8.1	149.5	7.7	148.1	8.0
Net loss on disposal and impairment of operating assets(3)	2.0	0.3	7.6	1.2	12.8	0.7	11.8	0.6
Equity in loss (income) of joint venture including former employee compensation(3)	0.6	0.1	1.8	0.3	7.3	0.4	4.3	0.2

Total operating expenses(3)	592.2	87.6	570.1	90.7	1,722.2	88.5	1,669.0	90.3

Income from operations(3)	83.5	12.4	58.3	9.3	223.2	11.5	179.5	9.7
Interest expense, net(3)	31.7	4.7	29.4	4.7	92.2	4.7	85.6	4.6
Provision for income taxes(3)	19.5	2.9	11.8	1.9	38.3	2.0	37.4	2.0
Net income(3)	29.3	4.3	17.2	2.7	57.1	3.0	56.7	3.1
EBITDA(3) (4)	$129.6	19.2%	$109.4	17.4%	$337.1	17.3%	$327.8	17.7%
Attendance	63.9	*	60.6	*	187.1	*	180.4	*
Average ticket price(5)	$7.05	*	$6.87	*	$6.92	*	$6.79	*
Average concession per patron(6)	$2.83	*	$2.72	*	$2.80	*	$2.69	*

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

Q3 2006 Period Compared to Q3 2005 Period and Fiscal 2006 Period compared to Fiscal 2005 Period

Admissions

Total admissions revenues increased $34.4 million, or 8.3%, to $450.6 million for the Q3 2006 Period, from $416.2 million for the Q3 2005 Period. During the Fiscal 2006 Period, total admissions revenues increased $70.4 million, or 5.7%, to $1,295.1 million, from $1,224.7 million for the Fiscal 2005 Period. Our Q3 2006 Period and Fiscal 2006 Period box office results were favorably impacted by a 5.4% and 3.7% increase in attendance, respectively, coupled with a 2.6% and 1.9% increase, respectively, in average ticket prices. The increase in the Q3 2006 Period and Fiscal 2006 Period attendance was primarily attributable to a strong box office led by the overall breadth of the Q3 2006 Period and Fiscal 2006 Period film slate. Our Q3 2006 Period attendance was also benefited by approximately 201 new screens added since the end of the Q3 2005 Period, offset by the closure of approximately 352 screens subsequent to the end of the Q3 2005 period.  Our Fiscal 2006 Period attendance was impacted by the above factors and the 230 screens acquired from Eastern Federal Corporation on July 21, 2005.  Since the Eastern Federal Corporation acquisition occurred during the Q3 2005 Period, the results of operations of such theatres were only partially included in the Fiscal 2005 Period results. See Note 2—“Acquisitions” to the unaudited condensed consolidated financial statements for additional information regarding this acquisition.   The increase in the Q3 2006 and Fiscal 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our per screen admissions revenues exceeded the industry’s results for the Q3 2006 Period and the Fiscal 2006 Period as compared to the Q3 2005 Period and Fiscal 2005 Period.

Concessions

Total concessions revenues increased $16.3 million, or 9.9%, to $181.0 million for the Q3 2006 Period, from $164.7 million for the Q3 2005 Period. During the Fiscal 2006 Period, total concessions revenues increased $38.9 million, or 8.0%, to $524.8 million, from $485.9 million for the Fiscal 2005 Period. The increase in concessions revenues in the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was due to a 4.0% and 4.1% increase, respectively, in average concessions per patron, coupled with the aforementioned Q3 2006 Period and Fiscal 2006 Period increase in attendance. The increase in the Fiscal 2006 Period concessions revenue and average concessions per patron and was primarily attributable to changes in our concessions product mix (including certain size changes).  In addition, the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest benefited both the Q3 2006 Period and the Fiscal 2006 period.

Other Operating Revenues

Total other operating revenues decreased $3.4 million, or 7.2%, to $44.1 million for the Q3 2006 Period, from $47.5 million for the Q3 2005 Period. During the Fiscal 2006 Period, total other operating revenues decreased $12.4 million, or 9.0%, to $125.5 million, from $137.9 million for the Fiscal 2005 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia prior to the formation of the National CineMedia on March 29, 2005, the activities of the National CineMedia joint venture subsequent to its formation, marketing revenues from our vendor marketing programs and game revenues.  The decrease in other operating revenues in the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Q3 2005 Period and Fiscal 2005 Period due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC.”  Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental other theatre revenues.

Film Rental and Advertising Costs

During the Q3 2006 Period, film rental and advertising costs as a percentage of admissions revenues increased to 53.5% as compared to 52.5% in the Q3 2005 Period. During the Fiscal 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 52.7% as compared to 53.2% in the Fiscal 2005 Period. The increases in film rental and advertising costs as a percentage of box office revenues during the Q3 2006 Period was primarily the result of film product mix and higher film rental costs associated with certain Q3 2006 films.  The decreases in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2006 Period was primarily the result of film product mix and higher film rental costs associated with certain Fiscal 2005 Period films such as Star Wars: Episode III—Revenge of the Sith.

Cost of Concessions

Cost of concessions as a percentage of concessions revenues increased to 15.3% in the Q3 2006 Period as compared to 14.6% in the Q3 2005 Period. During the Fiscal 2006 Period, cost of concessions as a percentage of concessions revenues increased to 15.4% as compared to 14.7% in the Fiscal 2005 Period. The increase in the cost of concessions as a percentage of concession revenues was primarily related to a greater percentage of lower margin concession items in the overall mix of concession product sold during the Q3 2006 Period and the Fiscal 2006 Period as compared to the Q3 2005 Period and the Fiscal 2005 Period.

Rent Expense

Rent expense increased $2.7 million or 3.4% to $81.0 million in the Q3 2006 Period, from $78.3 million in the Q3 2005 Period. During the Fiscal 2006 Period, rent expense increased $8.8 million or 3.8% to $238.4 million in the Fiscal 2006 Period, from $229.6 million in the Fiscal 2005 Period. The increase in rent expense in the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to general inflationary increases along with incremental rent from the inclusion of 201 new screens added since the end of the Q3 2005 Period, partially offset by the closure of approximately 352 screens subsequent to the end of the Q3 2005 period.  In addition, the increase in rent expense for the Fiscal 2006 Period was impacted by incremental rent from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation on July 21, 2005.

Other Operating Expenses

Other operating expenses as a percentage of total revenues decreased to 25.8% in the Q3 2006 Period, from 27.5% in the Q3 2005 Period and decreased to 25.8% in the Fiscal 2006 Period, from 27.1% in the Fiscal 2005 Period. The decrease in total other operating expenses as a percentage of total revenues in the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to the expenses generated from National CineMedia being less than generated due to the payment arrangement described in further detail under Note 3—“Formation of National CineMedia, LLC,” partially offset by an increase in certain non-rent occupancy costs and certain other variable operating costs related to the increase in attendance.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 3.7%, to $16.7 million during the Q3 2006 Period, from $16.1 million in the Q3 2005 Period. During the Fiscal 2006 Period, general and administrative expenses decreased $1.1 million, or 2.2%, to $49.7 million, from $50.8 million in the Fiscal 2005 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.5% during the Q3 2006 Period, from 2.6% in the Q3 2005 Period and decreased to 2.6% in the Fiscal 2006 Period, from 2.7% in the Fiscal 2005 Period. The increase in general and administrative expenses during the Q3 2006 Period was primarily attributable to an increase in share-based compensation expense primarily resulting from the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”) effective December 30, 2005 (see Note 6—“Capital Stock and Share-Based Compensation” for further discussion). The decrease in general and administrative expenses during the Fiscal 2006 Period as compared to the Fiscal 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by an increase in share-based compensation expense primarily resulting from the Company’s adoption of FAS 123R.

Depreciation and Amortization

Depreciation and amortization decreased $1.9 million, or 3.7%, to $49.1 million in the Q3 2006 Period, from $51.0 million in the Q3 2005 Period. For the Fiscal 2006 Period, depreciation and amortization increased $1.4 million, or 0.9%, to $149.5 million, from $148.1 million in the Fiscal 2005 Period. The decrease in depreciation and amortization during the Q3 2006 Period was primarily due to the closure of 352 screens since the end of the Q3 2005 Period.  The increase in depreciation and amortization during the Fiscal 2006 Period was primarily due to incremental depreciation and amortization from the inclusion of the theatres purchased from R/C Theatres and Eastern Federal Corporation on July 21, 2005 and the 201 new screens added since the end of the Q3 2005 Period, which exceeded the depreciation and amortization costs of the 352 screens closed subsequent to the end of the Q3 2005 Period.

Income from Operations

 Income from operations totaled approximately $83.5 million for the Q3 2006 Period, which represents an increase of $25.2 million or 43.2%, from $58.3 million in the Q3 2005 Period. For the Fiscal 2006 Period, income from operations totaled approximately $223.2 million, which represents an increase of $43.7 million or 24.3%, from $179.5 million in the Fiscal 2005 Period. The net increase in income from operations during the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to incremental admissions and concessions revenues described above, largely offset by increases in certain operating expense items such as film rental and advertising, rent and incremental costs of concessions.

Interest Expense

 Net interest expense increased $2.3 million, or 7.8%, to $31.7 million in the Q3 2006 Period, from $29.4 million in the Q3 2005 Period. For the Fiscal 2006 Period, net interest expense increased $6.6 million, or 7.7%, to $92.2 million, from $85.6 million in the Fiscal 2005 Period. The increase in net interest expense during the Q3 2006 Period and Fiscal 2006 Period as compared to the Q3 2005 Period and the Fiscal 2005 Period was principally due to a higher effective interest rate on Regal Cinemas’ Term Facility.

 Income Taxes

The provision for income taxes of $19.5 million and $11.8 million for the Q3 2006 Period and the Q3 2005 Period, respectively, reflect effective tax rates of approximately 40.0% and 40.7%, respectively. The provision for income taxes of $38.3 million and $38.7 million for the Fiscal 2006 Period and the Fiscal 2005 Period, respectively, reflect effective tax rates of approximately 40.1% and 39.7%, respectively. The effective tax rates reflect the impact of certain non-deductible expenses.

Net Income

Net income totaled $29.3 million for the Q3 2006 Period, which represents an increase of $12.1 million, from $17.2 million in the Q3 2005 Period. During the Fiscal 2006 Period, net income totaled $57.1 million, which represents an increase of $0.4 million, from $56.7 million in the Fiscal 2005 Period. The increase in net income for the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to incremental admissions and concessions revenues due to the growth in attendance and increases in average ticket prices and average concessions per patron, partially offset by the loss on debt extinguishment recorded in the Q3 2006 Period and the Fiscal 2006 Period in connection with conversions of a portion of the Company’s Convertible Senior Notes (see Note 4—“Debt Obligations” for further discussion) and increases in certain expense items described in further detail above.

EBITDA

EBITDA was approximately $129.6 million, or 19.2% of total revenues for the Q3 2006 Period and $109.4 million, or 17.4% of total revenues, for the Q3 2005 Period. EBITDA was approximately $337.1 million, or 17.3% of total revenues for the Fiscal 2006 Period and $327.8 million, or 17.7% of total revenues, for the Fiscal 2005 Period. The increase in EBITDA for the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to an increase in operating income described above, partially offset by the loss on debt extinguishment recorded in the Q3 2006 Period and the Fiscal 2006 Period in connection with conversions of a portion of the Company’s Convertible Senior Notes (see Note 4—“Debt Obligations” for further discussion).  We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows (in millions):

	Quarter Ended September 28, 2006	Quarter Ended September 29, 2005	Three Quarters Ended September 28, 2006	Three Quarters Ended September 29, 2005
Net income	$29.3	$17.2	$57.1	$56.7
Interest expense, net	31.7	29.4	92.2	85.6
Provision for income taxes	19.5	11.8	38.3	37.4
Depreciation and amortization	49.1	51.0	149.5	148.1

EBITDA	129.6	109.4	337.1	327.8
Interest expense, net	(31.7)	(29.4)	(92.2)	(85.6)
Provision for income taxes	(19.5)	(11.8)	(38.3)	(37.4)
Deferred income taxes	(5.3)	(3.0)	(10.1)	(6.8)
Changes in operating assets and liabilities	(60.6)	4.0	(102.4)	(11.2)
Loss on debt extinguishment	3.1	—	35.6	—
Other items, net	4.7	10.8	26.4	20.2

Net cash provided by operating activities	$20.3	$80.0	$156.1	$207.0

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2006 Period and the Fiscal 2005 Period (in millions):

	Fiscal 2006 Period	Fiscal 2005 Period
Net cash provided by operating activities	$156.1	$207.0
Net cash used in investing activities	(112.5)	(228.7)
Net cash used in financing activities	(159.9)	(141.9)

Net decrease in cash and cash equivalents	$(116.3)	$(163.6)

Fiscal 2006 Period Compared to Fiscal 2005 Period

Net cash flows generated from operating activities were approximately $156.1 million for the Fiscal 2006 Period, which represents a decrease of $50.9 million compared to $207.0 million in the Fiscal 2005 Period. Fiscal 2006 Period net cash flows generated from operating activities were impacted by several factors including an increase in total revenues due primarily to increases in attendance coupled with increases in average ticket prices and average concessions per patron, offset by increases in certain expense items.  An approximate $39.9 million increase in adjustments (primarily loss on extinguishment of debt, equity in loss of joint venture including former employee compensation and a greater loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities coupled with a $0.4 million increase in net income, offset by a $91.2 million reduction of changes in operating assets and liabilities, contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, interest and income tax payments (including a reclassification of excess tax benefits from share based payment arrangements to cash flows used in financing activities discussed further in Note 6—“Capital Stock and Share-Based Compensation”), partially offset by increases in trade and other receivables.

Net cash flows used in investing activities totaled approximately $112.5 million for the Fiscal 2006 Period compared to cash flows used in investing activities of approximately $228.7 million for the Fiscal 2005 Period. Contributing to the decrease in cash flows used in investing activities was the purchase of Eastern Federal Corporation Theatres and R/C Theatres during the Fiscal 2005 Period, a $18.6 million decrease in capital expenditures during the Fiscal 2006 Period, which was primarily attributable to the timing of capital projects during the Fiscal 2006 Period, partially offset by the acquisition of the AMC theatres described more fully in Note 2—“Acquisitions” and by fewer proceeds from the disposition of assets during the Fiscal 2006 Period as compared the Fiscal 2005 Period.

Net cash flows used in financing activities were approximately $159.9 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $141.9 million for the Fiscal 2005 Period. The net increase in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to net cash used to settle conversions of approximately $112.6 million in principal amount of  the Company’s Convertible Senior Notes, partially offset by additional borrowings from the Senior Credit Facility and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities discussed further in Note 6—“Capital Stock and Share-Based Compensation.”

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand, our New Incremental Term Facility provided for under the New Senior Credit Facility and the new Revolving Facility provided for under the New Senior Credit Facility. Under the terms of the New Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its Convertible Senior Notes.

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

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the lower end of the range of approximately $135.0 million to $150.0 million in fiscal year 2006, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2006 Period, we invested approximately $84.7 million in capital expenditures.

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

On September 15, 2006, the Company acquired four theatres with a total of 58 screens from AMC.   Regal purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post-closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens.  As of the acquisition date, the surrendered Regal theatres had a net book value of approximately $5.4 million.  The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres.  Total cash paid of approximately $34.1 million was directly allocated to the two AMC theatres using the purchase method of accounting.  The results of operations of the four theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.  See Note 2—“Acquisitions” for further discussion of this transaction.

As described in Note 3—“Formation of National CineMedia, LLC,” in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a severance plan (the “Severance Plan”) for RCM employees who held an unvested option to purchase shares of Regal’s Class A common stock or shares of Regal’s restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. During the Q3 2006 Period, the Company recorded total severance expense of approximately $0.8 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

Subsequent to the quarter ended September 28, 2006, NCM Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, announced that it filed a registration statement with the SEC for an initial public offering, or IPO, of up to $700 million of its common stock. Net proceeds from the IPO will be used to acquire newly issued equity interests from National CineMedia and National CineMedia will distribute the net proceeds to each of Regal, AMC and Cinemark on a pro rata basis in connection with modifying payment obligations for access to our theatres. In connection with the completion of the IPO, National CineMedia also intends to enter into an approximately $725 million term loan facilitythe net proceeds of which will be used to redeem preferred units to be held by each of RCH, NCN and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. Regal expects to receive net IPO and debt proceeds upon completion of such transactions of approximately $400-$450 million. Regal is currently exploring alternatives for using the IPO and debt proceeds, and may use some or all of the proceeds for strategic acquisitions, to reduce debt or to return value to stockholders through an extraordinary dividend, stock repurchases or other transactions. There can be no guarantee that NCM Inc. will complete the IPO or debt transactions or that Regal will receive any or the level of expected proceeds.

In connection with the completion of the IPO, Regal intends to amend and restate its existing services agreement with National CineMedia whereby in exchange for our pro rata share of the IPO proceeds, Regal will agree to a modification of National CineMedia’s payment obligation under the existing agreement. The modification will extend the term of the agreement to 30 years, provide National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and change the basis upon which Regal is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen.  Also, with respect to any on-screen advertising time provided to our beverage concessionaire, Regal would be required to purchase such time from National CineMedia at a negotiated rate.  In addition, after completion of the IPO, Regal expects to receive mandatory quarterly distributions of excess cash from National CineMedia. There can be no guarantee that the amendment to the existing services agreement will occur.

Regal paid three quarterly cash dividends of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $134.5 million in the aggregate, during the three quarters ended September 28, 2006.  On October 26, 2006, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 19, 2006, to stockholders of record on December 11, 2006. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

As of September 28, 2006, the holders of our 3¾% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”) had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. During the quarter ended March 30, 2006, holders of $4.4 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006. In addition, during the quarter ended June 29, 2006 holders of approximately $100.0 million in principal amount of Convertible Senior Notes exercised their conversion rights, and the Company also settled these conversions entirely in cash for approximately $130.3 million. As a result of the conversions in the second quarter of 2006, the Company recorded a $31.6 million loss on debt extinguishment (including a related $1.3 million write-off of unamortized debt issue costs) during the quarter ended June 29, 2006.  Finally, during the quarter ended September 28, 2006, holders of approximately $8.2 million in principal amount of Convertible Senior Notes exercised their conversion rights, and the Company also settled these conversions entirely in cash for approximately $11.3 million.  As a result of the conversions in the third quarter of 2006, the Company recorded a $3.1 million loss on debt extinguishment during the quarter ended September 28, 2006.

In connection with the above conversions, the Company received net proceeds of approximately $17.3 million from Credit Suisse First Boston (“CSFB”) attributable to the convertible note hedge arrangement entered into with CSFB and the warrant sold to CSFB in connection with the issuance of the Convertible Senior Notes.  Such proceeds were recorded as an increase to additional paid-in capital. Based upon our ability to generate cash flow from operations, our financial capacity and ability to borrow or raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the remaining principal amount of the outstanding Convertible Senior Notes upon their conversion.

As of September 28, 2006, under Regal Cinemas’ Senior Credit Facility as amended through June 14, 2006, Regal Cinemas has established the Incremental Term Facility, pursuant to which Regal Cinemas may borrow up to $200 million in additional funds that would be treated as a term loan under the Senior Credit Facility without the need to obtain consent from any lender or any party to the Senior Credit Facility.  Borrowing under the Incremental Term Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. At Regal Cinemas’ option, borrowings under the Incremental Term Facility bear interest at an adjusted Eurodollar rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the Incremental Term Facility are obtained.  Proceeds of Regal Cinemas’ borrowings under the Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

On June 14, 2006, Regal Cinemas borrowed $100 million under the Senior Credit Facility, the net proceeds of which were applied to reimburse Regal Cinemas for amounts previously distributed to the Company to fund the Company’s settlement of the conversion of approximately $100.0 million aggregate principal amount of Convertible Senior Notes for approximately $114.9 million in cash (net of approximately $15.4 million funded by CSFB).

As of September 28, 2006, we had approximately $1,663.9 million outstanding under the Term Facility under the Senior Credit Facility, $127.4 million aggregate principal amount remaining under Convertible Senior Notes and $51.5 million aggregate principal amount remaining under the Regal Cinemas 9⅜% Senior Subordinated Notes. As of September 28, 2006, we had approximately $100.0 million available for drawing under the Incremental Term Facility and approximately $99.0 million available for drawing under the Regal Cinemas $100.0 million Revolving Facility under the Senior Credit Facility. At such date, Regal Cinemas also maintained a letter of credit sub-facility of up to $30.0 million (of which approximately $1.0 million was outstanding as of September 28, 2006), which reduced availability under the Revolving Facility.  Subsequent to the quarter ended September 28, 2006, Regal Cinemas replaced its Senior Credit Facility with its New Senior Credit Facility, including a New Incremental Term Facility.  Please refer to Note 11 to the accompanying unaudited condensed financial statements for a discussion of significant financing transactions, including a description of the New Senior Credit Facility, subsequent to the quarter ended September 28, 2006.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 29, 2005, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005. As of September 28, 2006, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein. As of September 28, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 10—“Recent Accounting Pronouncements” to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Senior Credit Facility provided for and the New Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the Term Facility bore and the new Term Facility bear interest, at Regal Cinemas’ option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin.

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

As of September 28, 2006 and December 29, 2005, borrowings of $1,663.9 million and $1,575.9 million, respectively were outstanding under the Term Facility at effective interest rates of 6.3%

(as of September 28, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of September 28, 2006, would increase or decrease interest expense by $2.6 million for the quarter ended September 28, 2006.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 28, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 28, 2006, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 7, 2006	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2006	By:	/s/ AMY E. MILES
Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2006	By:	/s/ DAVID H. OWNBY
David H. Ownby Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.