Form 10-K
period 2006-12-28
REGAL ENTERTAINMENT GROUP
filed 2007-02-26
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2006, computed by reference to the closing price for the registrant’s Class A common stock on the New York Stock Exchange on such date was $1,368,988,512 (66,455,753  shares at a closing price per share of $20.60).

Shares of Class A common stock outstanding—126,999,053 shares at February 21, 2007

Shares of Class B common stock outstanding—23,908,639 shares at February 21, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2007 Annual Meeting of Stockholders and to be filed within 120 days of December 28, 2006 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

REGAL ENTERTAINMENT GROUP

PART I

The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K.

Item 1.                        BUSINESS

THE COMPANY

Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 (“we,” “us,” “our,” the “Company” or “Regal”), is the parent company of Regal Entertainment Holdings, Inc. (“REH”), which is the parent company of Regal Cinemas Corporation (“Regal Cinemas”) and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. (“Edwards”), Regal CineMedia Corporation (“Regal CineMedia” or “RCM”), Hoyts Cinemas Corporation (“Hoyts”) and United Artists Theatre Company (“United Artists”). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia and Hoyts shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

We acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a discussion of the transactions resulting in our acquisition of these subsidiaries, see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Each of the theatre circuits operated by Regal Cinemas, United Artists and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to our acquisition of such entities. For a discussion of these bankruptcy proceedings, see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Our Internet address is www.regalentertainmentgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The Company manages its business under one reportable segment: theatre exhibition operations.

DESCRIPTION OF BUSINESS

Overview

We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,403 screens in 539 theatres in 39 states and the District of Columbia as of December 28, 2006, with over 247 million annual attendees for the fiscal year ended December 28, 2006. Our geographically diverse circuit includes theatres in all of the top 25 and 43 of the top 50 U.S. designated market areas. We primarily operate multi-screen theatres and have an average of 11.9 screens per location, which is well above the North American motion picture exhibition industry 2005 average of 6.2 screens per location. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S.

On March 29, 2005, Regal and AMC Entertainment Inc. (“AMC”) announced the combination of RCM and AMC’s subsidiary, National Cinema Network, Inc., into a joint venture company known as

National CineMedia, LLC (“National CineMedia”). On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, joined the National CineMedia joint venture. Since its inception, National CineMedia has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution. See “National CineMedia Joint Venture” under Part I, Item I of this Form 10-K for further discussion of National CineMedia. On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed the initial public offering, or IPO, of its common stock. NCM Inc. sold 38 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of $281 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. As discussed in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we received $315.1 million as a result of the preferred unit redemption. At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold 1,637,826 common units to NCM Inc. for proceeds of $32.2 million, and upon completion of this sale of common units, Regal held 21,230,712 common units of National CineMedia, or a 22.6% interest. After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445 million. We are currently exploring alternatives for using these proceeds, and may use some or all of the proceeds for strategic acquisitions or to return value to stockholders through an extraordinary dividend, stock repurchases or other corporate uses.

For the fiscal year ended December 28, 2006, we reported total revenues, income from operations and net income of $2,598.1 million, $308.5 million and $86.3 million, respectively. In addition, we generated $304.4 million of cash flows from operations during the fiscal year ended December 28, 2006. EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $466.3 million, or 17.9% of total revenues, for the year ended December 28, 2006. As a result of our focus on enhancing revenues, operating efficiently, strictly controlling theatre-level costs and successfully integrating accretive acquisitions we achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of financial performance or liquidity under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail below. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. See Part II, Item 7, of this Form 10-K, under the caption

“Results of Operations—EBITDA” for a tabular reconciliation of net income to EBITDA and net cash provided by operating activities.

Business Strategy

Our business strategy is to continue to enhance our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation opportunities, realizing selective growth opportunities through new theatre construction and expanding and upgrading of our existing asset base. This strategy should enable us to continue to produce the free cash flow and financial flexibility necessary to provide meaningful value to our stockholders. Key elements of our strategy include:

Maximizing Stockholder Value.   We believe that our cash dividends are an efficient means of distributing value to our stockholders. Since our initial public offering in May 2002 through December 28, 2006, we have returned over $2.0 billion to our stockholders in the form of cash dividends.

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

Competitive Strengths

We believe that the following competitive strengths position us to capitalize on future opportunities:

Industry Leader.   We are the largest domestic motion picture exhibitor operating 6,403 screens in 539 theatres in 39 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership positions us to capitalize on favorable attendance trends and attractive consolidation opportunities.

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

Quality Theatre Portfolio.   We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 28, 2006, approximately 73% of our screens were located in theatres featuring stadium seating. As of December 28, 2006, approximately 83% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 11.9 screens per location, which is well above the North American motion picture exhibition industry 2005 average of 6.2 screens per location. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.

Investment in National CineMedia.   National CineMedia operates the largest digital in-theatre network in North America representing approximately 13,000 U.S. and Canadian theatres screens (of which 11,000 are digitally equipped) and reaching over 500 million movie guests annually. National CineMedia utilizes its in-theatre network to distribute advertising, facilitate meetings and corporate events and distribute live and pre-recorded concerts, sporting events and other entertainment programming content. We believe our investment in National CineMedia will generate incremental value for our stockholders.

Dividend Policy

We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2006, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $179.6 million in the aggregate. On February 8, 2007, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 19, 2007 to our stockholders of record on March 9, 2007. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

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

Over the past decade, the domestic motion picture exhibition industry experienced a period of extraordinary new theatre construction. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry’s screen growth rate of approximately 3.5% from 1965 to 1995. This industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format, which typically includes 10 or more screens per theatre and features such as stadium seating, improved projection quality and superior sound systems. Generally, a modern megaplex is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future.

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors licensed their films to the domestic exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film’s theatrical release and its in-home video or DVD release has shortened. We believe that the contraction in the average theatrical release window reflects the shorter period of time in which the average motion picture is able to generate meaningful revenue in its theatrical exhibition license period. As a consequence, we believe that the shrinking of the theatrical release window over the past five to six years has not represented a material change in the studio/exhibition distribution model. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film exhibition decisions. Our discussions with several film studios lead us to believe that these studios continue to realize the value of maintaining meaningful theatrical release windows for both distribution and exhibition companies. Consequently, we believe a further material contraction in the theatrical release window is unlikely, but should such a contraction occur we believe that it could significantly impact our business, financial condition and results of operations.

The domestic motion picture industry is in the early stages of conversion from film-based media to electronic based media, including the distribution of feature films in a digital format rather than a 35 mm format. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. To that end, we, along with AMC and Cinemark, have entered into a joint venture company known as Digital Cinema Implementation Partners LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, former president and chief executive officer of Loews Theatres, is the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. In addition, DCIP has entered into a digital cinema services agreement with National CineMedia for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark.

THEATRE OPERATIONS

We operate the largest theatre circuit in the United States with 6,403 screens in 539 theatres in 39 states and the District of Columbia as of December 28, 2006. We operate theatres in all of the top 25 and 43 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

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

Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of December 28, 2006:

State	Locations	Number of Screens
California	99	1,154
Florida	51	712
New York	49	525
Washington	32	325
Virginia	26	292
Pennsylvania	23	287
Ohio	22	281
Oregon	22	217
Texas	21	287
Georgia	15	221
North Carolina	15	165
Massachusetts	12	129
Tennessee	12	156
New Jersey	12	155
Maryland	13	166
South Carolina	12	151
Colorado	12	124
Nevada	9	118
New Mexico	7	58
Mississippi	7	56
Indiana	6	82
Louisiana	6	60
New Hampshire	6	51
Idaho	5	72
Alabama	5	64
Connecticut	5	57
Alaska	5	43
Illinois	4	67
Hawaii	4	47
Maine	4	38
Minnesota	3	43
Missouri	2	36
Delaware	2	33
Michigan	2	22

West Virginia	2	22
Arizona	2	21
Arkansas	2	20
Kentucky	1	16
Wisconsin	1	16
District of Columbia	1	14
Total	539	6,403

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

We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the “Regal Entertainment University,” which is held at our corporate office. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities. To maintain quality and consistency within our theatre circuit, district and regional managers regularly inspect each theatre. We also operate a “mystery shopper” program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

NATIONAL CINEMEDIA JOINT VENTURE

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, NCN, into a joint venture company known as National CineMedia. On July 15, 2005, Cinemark, through a wholly owned subsidiary, joined the National CineMedia joint venture. Since its inception, National CineMedia has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution.

As discussed in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 and 35% during fiscal 2005) payable to National CineMedia to service such contracts. Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by, and the number of theatre patrons of, the applicable exhibitor’s theatres for any measurement period.

On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed the initial public offering, or IPO, of its common stock. NCM Inc. sold 38 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of $281 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. As discussed in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we received $315.1 million as a result of the preferred unit redemption. At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold 1,637,826 common units to NCM Inc. for proceeds of $32.2 million, and upon completion of this sale of common units, Regal held 21,230,712 common units of National CineMedia, or a 22.6% interest. After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445 million. We are currently exploring alternatives for using these proceeds, and may use some or all of the proceeds for strategic acquisitions or to return value to stockholders through an extraordinary dividend, stock repurchases or other corporate uses.

In connection with the completion of the IPO, Regal amended and restated its existing services agreement with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, Regal agreed to a modification of National CineMedia’s payment obligation under the existing services agreement. The modification extends the term of the services agreement to 30 years, provides National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changes the basis upon which Regal is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which will increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, Regal is required to purchase such time from National CineMedia at a negotiated rate. In addition, after completion of the IPO, Regal expects to receive mandatory quarterly distributions of excess cash from National CineMedia.

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. A strong opening run at the theatre can help establish a film’s success and substantiate the film’s revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film’s theatrical release. As the primary distribution mechanism for the public’s evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film’s overall financial success.

The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film’s revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film’s initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising.

FILM EXHIBITION

Evaluation of Film.   We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film may include cast, producer, director, genre, budget, comparative film performances and various other market conditions. Successful licensing depends greatly upon the exhibitor’s knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as the availability of commercially successful motion pictures.

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

Film Rental Fees.   Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the “firm term” formula, a “review or settlement” formula and a “sliding scale” formula. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Under the review or settlement formula, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent. Lastly, under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance.

Duration of Film Licenses.   The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.   Many distributors provide quality first-run movies to the motion picture exhibition industry. During fiscal 2006, ten major film distributors accounted for 92% of the Company’s admissions revenues. Four of the ten major film distributors each accounted for more than 10% of fiscal 2006 admission revenues. No single film distributor accounted for more than 20% of fiscal 2006 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are excellent. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 26.8% of our total revenues from concessions sales during fiscal 2006. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

We have several hundred competitors nationwide, which vary substantially in size, from small independent exhibitors to large national chains such as AMC and Cinemark. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. As the largest motion picture exhibitor, however, we believe that we will be able to generate economies of scale and operating efficiencies that will give us a competitive advantage over many of our competitors.

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the shortening of the theatrical release window over the past five to six years does not represent a material change in the studio/exhibition distribution model. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film exhibition decisions. In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, and movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper’s circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

We have a frequent moviegoer loyalty program, named the Regal Crown Club, in all of our markets. Regal Crown Club members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children’s film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have recently implemented new software and hardware solutions, which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at most major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, fandango.com, and by deploying self-service customer activated terminals (CATs) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through our Internet partners. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

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

EMPLOYEES

As of February 19, 2007, we employed approximately 24,049 persons. Some of our facilities employ union projectionists. The Company’s expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed under “Risk Factors” below.

Item 1A.                RISK FACTORS

Investing in our securities involves a significant degree of risk. In addition to the other information contained in this annual report, you should consider the following factors before investing in our securities.

Our substantial lease and debt obligations could impair our financial condition.

We have substantial lease and debt obligations. For fiscal 2006, our total rent expense and net interest expense were approximately $323.2 million and $125.2 million, respectively. As of December 28, 2006, we had total debt obligations of $1,987.9 million. As of December 28, 2006, we had total contractual cash obligations of approximately $6,469.9 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K below.

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

Over the past decade, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 28, 2006, approximately 73% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices.

We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other delivery vehicles for a period of time, commonly called the theatrical release window. We believe that a material contraction of the current theatrical release window could significantly dilute the consumers appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

The film distribution business is highly concentrated, with ten major film distributors accounting for 92% of our admissions revenues during fiscal 2006. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

•       the diversion of management’s attention and other resources;

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

Anschutz Company owns substantially all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 28, 2006, Anschutz Company controlled approximately 79% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

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

As of February 21, 2007, we had outstanding 23,908,639  shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute “restricted securities” under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

Additionally, as of February 21, 2007, approximately 2,706,834 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.6901 to $17.83. Of such options, as of February 21, 2007, 2,414,595 were exercisable.  Finally, as of February 21, 2007 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 1,056,598 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 10, 2011. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, or, in the case of performance shares when the performance criteria and vesting are satisfied, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

Anschutz Company is able to sell their shares pursuant to the registration rights that we have granted. We cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz Company or our directors or executive officers of their shares of our common stock.

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

We own approximately 23% of National CineMedia. In addition, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia. National CineMedia’s in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that National CineMedia’s in-theatre advertising format will be able to generate expected sales of advertising. Should National CineMedia fail to maintain the level of profitability it hopes to achieve, its results of operations may be adversely affected and our investment in and revenues from National CineMedia may be adversely impacted.

We are a holding company dependent on our subsidiaries for our ability to service our debt and pay our dividends.

We are a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries’ debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the 3 3/4% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”) and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

Hedging transactions and other transactions.

We have entered into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held by Credit Suisse First Boston International LLC at the time the Convertible Senior Notes were issued. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the Convertible Senior Notes. In connection with these hedging arrangements, Credit Suisse First Boston International LLC has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the Convertible Senior Notes. Such hedging arrangements could increase the price of our Class A common stock. Credit Suisse First Boston International LLC is likely to modify its hedge positions from time to time prior to conversion, redemption or maturity of the Convertible Senior Notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 1B.               UNRESOLVED STAFF COMMENTS

As of December 28, 2006, there are no unresolved comments from the Securities and Exchange Commission staff regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.                        PROPERTIES

As of December 28, 2006, we operated 466 of our theatres pursuant to lease agreements and owned the land and buildings for 73 theatres. For a December 28, 2006 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations”, which is incorporated herein by reference.

The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor’s operating costs. Our corporate office is located in Knoxville, Tennessee. We believe that these facilities are adequate for our operations.

Item 3.                        LEGAL PROCEEDINGS

Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 28, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Shown below are the names, ages as of December 28, 2006, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	53	Chairman of the Board of Directors and Chief Executive Officer
Gregory W. Dunn	47	President and Chief Operating Officer
Amy E. Miles	40	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	46	Executive Vice President, General Counsel and Secretary

Michael L. Campbell is our Chairman and Chief Executive Officer. Mr. Campbell has served as a director since March 2002 and is a member of our Executive Committee. Mr. Campbell served as our Co-Chairman of the Board and Co-Chief Executive Officer since March 2002. Mr. Campbell became our Chief Executive Officer and Chairman of the Board in May 2005. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of NCM Inc., National CineMedia, Fandango, Inc. and the National Association of Theatre Owners (“NATO”) and serves on its executive committee of the board of directors.

Gregory W. Dunn is our President and Chief Operating Officer. Mr. Dunn has served as an Executive Vice President and Chief Operating Officer of Regal since March 2002 and became President of Regal in May 2005. Mr. Dunn served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Prior thereto, Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

Amy E. Miles is our Executive Vice President, Chief Financial Officer and Treasurer and has served as such since March 2002. Ms. Miles has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as such since March 2002. Mr. Brandow has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Prior thereto, Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity consists of Class A and Class B common stock. Our Class A common stock has traded on the New York Stock Exchange since May 9, 2002 under the symbol “RGC.” There is no established public trading market for our Class B common stock.

The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	Fiscal 2006
	High	Low
First Quarter (December 30, 2005—March 30, 2006)	$19.45	$17.90
Second Quarter (March 31, 2006—June 29, 2006)	21.29	18.50
Third Quarter (June 30, 2006—September 28, 2006)	20.97	18.63
Fourth Quarter (September 29, 2006—December 28, 2006)	21.85	19.39

	Fiscal 2005
	High	Low
First Quarter (December 31, 2004—March 31, 2005)	$21.03	$18.96
Second Quarter (April 1, 2005—June 30, 2005)	21.50	18.24
Third Quarter (July 1, 2005—September 29, 2005)	20.39	17.95
Fourth Quarter (September 30, 2005—December 29, 2005)	20.43	18.11

On February 21, 2007, there were 269 stockholders of record of our Class A common stock and two stockholders of record of our Class B common stock.

Dividend Policy

During fiscal 2006, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $179.6 million in the aggregate. During fiscal 2005, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $175.9 million in the aggregate. On February 8, 2007, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 19, 2007 to our stockholders of record on March 9, 2007. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

During fiscal 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the second fiscal quarter of 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during fiscal 2005 and fiscal 2006 for additional twelve month periods. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2007. The Company made no repurchases of its outstanding Class A common stock during fiscal 2004 or fiscal 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase.

Item 6.                        SELECTED FINANCIAL DATA

Regal was created through a series of transactions during 2001 and 2002. The Anschutz Corporation and its subsidiaries (“Anschutz”) acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon United Artists’ emergence from bankruptcy reorganization on March 2, 2001, Edwards’ emergence from bankruptcy reorganization on September 29, 2001 and Regal Cinemas, Inc.’s emergence from bankruptcy reorganization on January 29, 2002. Regal’s consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. These controlling equity interests have been recorded in Regal’s consolidated financial statements at Anschutz’s combined historical cost basis.

We present below selected historical consolidated financial data for Regal based on historical data, (i) for the fiscal year ended December 26, 2002, considering the results of operations of United Artists (from January 4, 2002), Edwards (from December 28, 2001), and Regal Cinemas (from January 24, 2002, the date upon which Anschutz is deemed to have acquired its controlling equity interest in Regal Cinemas, Inc.), (ii) for the fiscal year ended January 1, 2004, considering the results of operations of United Artists, Regal Cinemas, and Edwards from December 27, 2002 and Hoyts from March 28, 2003, (iii) for the fiscal year ended December 30, 2004, considering the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of seven theatres acquired during the quarter ended July 1, 2004 and the 28 theatres acquired from Signature Theatres on September 30, 2004 (the “fiscal 2004 acquisitions”) for periods subsequent to the respective acquisition dates, (iv) for the fiscal year ended December 29, 2005, considering the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts and the fiscal 2004 acquisitions from December 31, 2004, the results of operations of seven theatres acquired from R/C Theatres on April 28, 2005 and 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 (the “fiscal 2005 acquisitions”) for periods subsequent to the respective acquisition dates, and (v) the fiscal year ended December 28, 2006, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions and the fiscal 2005 acquisitions from December 30, 2005 and the results of operations of four theatres acquired from AMC on September 15, 2006 for the period subsequent to the acquisition date. The fiscal year ended January 1, 2004 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 28, 2006, December 29, 2005, December 30, 2004, January 1, 2004 and December 26, 2002 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operation on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year Ended December 28, 2006	Fiscal year Ended December 29, 2005	Fiscal year Ended December 30, 2004		Fiscal year Ended January 1, 2004(1)		Fiscal Year Ended December 26, 2002
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,598.1	$2,516.7	$2,468.0		$2,489.9		$2,140.2
Income from operations	308.5	269.6	321.1		379.1		283.6
Net income	86.3	91.8	82.5		185.4		117.2
Earnings per diluted share	0.56	0.59	0.55		1.30		0.79
Dividends per common share	$1.20	$1.20	$5.86	(2)	$5.65	(3)	$0.15

	As of or for the fiscal year ended December 28 2006	As of or for the fiscal year ended December 29, 2005	As of or for the fiscal year ended December 30, 2004	As of or for the fiscal year ended January 1, 2004(1)	As of or for the fiscal year ended December 26, 2002
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities	$304.4	$386.4	$387.4	$476.1	$373.2
Net cash used in investing activities	(151.7)	(243.0)	(306.2)	(181.9)	(115.0)
Net cash used in financing activities(2),(3)	(186.8)	(191.0)	(126.1)	(281.4)	(50.2)
Balance sheet data at period end:
Cash and cash equivalents	$162.2	$196.3	$243.9	$288.8	$276.0
Total assets	2,468.8	2,532.8	2,542.4	2,449.8	2,310.2
Total debt obligations	1,987.9	1,984.5	2,005.8	1,227.2	678.4
Stockholders’ equity (deficit)	(22.2)	29.9	69.0	794.9	1,270.8
Operating data:
Theatre locations	539	555	558	550	524
Screens	6,403	6,463	6,273	6,045	5,663
Average screens per location	11.9	11.6	11.2	11.0	10.8
Attendance (in millions)	247.4	244.3	253.8	265.6	241.4
Average ticket price	$6.98	$6.80	$6.53	$6.36	$6.02
Average concessions per patron	$2.82	$2.70	$2.51	$2.43	$2.44

(1)          Fiscal year ended January 1, 2004 was comprised of 53 weeks.

(2)          Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)          Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

We conduct our operations primarily through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,403 screens in 539 theatres in 39 states and the District of Columbia as of December 28, 2006. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. The Company manages its business under one reportable segment: theatre exhibition operations.

We also maintain an investment in National CineMedia, which has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. In addition, National CineMedia provides us with revenues from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

Regal was created through a series of transactions during 2001 and 2002. Anschutz acquired controlling equity interests in United Artists (our predecessor for accounting purposes) upon the emergence from bankruptcy reorganization on March 2, 2001 of the United Artists Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). In the same manner, on September 29, 2001, Anschutz acquired controlling equity interests in the Edwards Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). On January 29, 2002, Anschutz acquired a controlling equity interest in Regal Cinemas, Inc. (“RCI”) when the Regal Cinemas, Inc. Bankrupt Entities (as defined in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) emerged from bankruptcy reorganization. Anschutz exchanged its controlling equity interest in RCI for a controlling equity interest in Regal Cinemas immediately thereafter. Regal acquired the controlling equity interests of United Artists, Edwards, Regal Cinemas and Regal CineMedia through a series of transactions described in further detail in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The Company’s consolidated financial statements reflect the results of operations from the dates Anschutz acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas and includes subsequent acquisitions (see Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) which have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, NCN, into a new joint venture company, National CineMedia. On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As a result, as of December 28, 2006, Regal CineMedia Holdings, LLC (“RCH”), a wholly owned subsidiary of RCM, owned 45.4% of the Class A Units of National CineMedia, AMC, as successor in interest to NCN, owned 26.3% of the Class A Units of National CineMedia and Cinemark owned 28.3% of the Class A Units of National CineMedia. Pursuant to the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at the theatres of National CineMedia partners and other third party exhibition companies, through an agreed upon formula based generally on screen count and attendance.

On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed the initial public offering, or IPO, of its common stock. NCM Inc. sold 38 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of $281 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. As discussed in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we received $315.1 million as a result of the preferred unit redemption. At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold 1,637,826 common units to NCM Inc. for proceeds of $32.2 million, and upon completion of this sale of common units, Regal held 21,230,712 common units of National CineMedia, or a 22.6% interest. After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445 million. We are currently exploring alternatives for using these proceeds, and may use some or all of the proceeds for strategic acquisitions or to return value to stockholders through an extraordinary dividend, stock repurchases or other corporate uses. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this joint venture arrangement.

For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors.”

Results of Operations

The 2006 fiscal year was a solid year for the industry and the Company. Based on our review of industry sources, national box office revenues were estimated to have increased by approximately 4.0% during fiscal year 2006 in comparison to fiscal year 2005. The industry achieved these results with strong attendance from the breadth of the fiscal 2006 film slate, coupled with ticket price increases.

Our total revenue for the year ended December 28, 2006 (“Fiscal 2006 Period”) was $2,598.1 million, consisting of $1,727.1 million of admissions revenues, $696.7 million from concessions revenues and $174.3 million of other operating revenues, and represented a 3.2% increase over total revenues of $2,516.7 million for the year ended December 29, 2005 (“Fiscal 2005 Period”).

Our Fiscal 2006 Period admissions revenues were favorably impacted by a 1.3% increase in attendance, coupled with a 2.6% increase in average ticket prices. The increase in the Fiscal 2006 Period attendance was primarily attributable to a strong box office led by the overall breadth of the Fiscal 2006 Period film slate. Our Fiscal 2006 Period attendance also benefited by approximately 109 new screens added since the end of the Fiscal 2005 Period and the 58 screens acquired from AMC during the Fiscal 2006 Period, partially offset by the closure of approximately 227 underperforming screens subsequent to the end of the Fiscal 2005 period. In addition, the Fiscal 2006 Period attendance was favorably impacted by a full twelve months of results of operations from the 306 screens acquired from R/C Theatres and Eastern Federal Corporation during the Fiscal 2005 Period. The increase in the Fiscal 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry’s results for the Fiscal 2006 Period as compared to the Fiscal 2005 Period.

In addition, during the Fiscal 2006 Period, we experienced growth in average concession revenues per patron and a slight decline in other operating revenues. The growth in average concession revenues per patron was primarily attributable to the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest, X-Men 3 and Cars exhibited during the Fiscal 2006 Period and periodic pricing reviews. The decrease in other operating revenues in the Fiscal 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Fiscal 2005 Period due to the payment arrangement described in further detail under Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental other theatre revenues.

Income from operations increased 14.4% to $308.5 million for the Fiscal 2006 Period compared to $269.6 million in the Fiscal 2005 Period. The net increase in income from operations during the Fiscal 2006 Period was primarily attributable to incremental admissions and concessions revenues described above, partially offset by lower other operating revenues and increases in certain operating expense items described in further detail below. Net income decreased to $86.3 million in the Fiscal 2006 Period compared to net income of $91.8 million in the Fiscal 2005 Period. Earnings per diluted share also decreased to $0.56 for the Fiscal 2006 Period compared to $0.59 during the Fiscal 2005 Period. EBITDA (earnings before interest, taxes, depreciation and amortization) was $466.3 million for the Fiscal 2006 Period, a decrease of 0.6% from $469.1 million in the Fiscal 2005 Period and represented an EBITDA margin of 17.9%. The decrease in net income, earnings per diluted share and EBITDA are primarily due to the loss on debt extinguishment recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company’s Convertible Senior Notes (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion) coupled with decreases in other operating revenues and increases in certain expense items described in further detail below, partially offset by incremental admissions and concessions revenues due to the growth in attendance and increases in average ticket prices and average concessions per patron.

A tabular reconciliation of net income to EBITDA and net cash provided by operating activities is provided below under “Results of Operations—EBITDA.”

During the Fiscal 2006 Period, we continued to make progress with respect to the following strategic initiatives:

•       We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2006 Period totaled approximately $179.6 million.

•       During September 2006, the Company acquired four theatres with a total of 58 screens from AMC. Regal purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens.

•       In addition to the theatres acquired from AMC, we opened 8 new theatres with 109 screens and closed 28 theatres with 227 screens (including the two theatres exchanged with AMC), ending the Fiscal 2006 Period with 539 theaters and 6,403 screens.

•       On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed the initial public offering, or IPO, of its common stock. NCM Inc. sold 38 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of $281 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. As discussed in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we received $315.1 million as a result of the preferred unit redemption. At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold 1,637,826 common units to NCM Inc. for proceeds of $32.2 million, and upon completion of this sale of common units, Regal held 21,230,712 common units of National CineMedia, or a 22.6% interest. After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445 million. We are currently exploring alternatives for using these proceeds, and may use some or all of the proceeds for strategic acquisitions or to return value to stockholders through an extraordinary dividend, stock repurchases or other corporate uses. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this joint venture arrangement.

We are optimistic regarding the 2007 film slate and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios’ continued efforts to promote and market upcoming film releases, 2007 appears to be another year of high-profile releases such as Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End, Ocean’s Thirteen, Ratatouille, Harry Potter and the Order of the Phoenix, The Bourne Ultimatum and Rush Hour 3.

We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, due in part to the timing of certain construction projects, we expect capital expenditures to be in the range of $120 million to $140 million for fiscal 2007, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

Overall for the fiscal 2007 year, we are forecasting a modest increase in attendance as a result of the upcoming high-profile film releases described above and modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2007 admission and concessions revenues to be supported by our continued focus on efficient theatre operations. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2006 Period, the Fiscal 2005 Period and the year ended December 30, 2004 (“Fiscal 2004 Period”) (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2006 Period		Fiscal 2005 Period		Fiscal 2004 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,727.1	66.5%	$1,662.2	66.0%	$1,657.9	67.2%
Concessions	696.7	26.8	659.8	26.2	636.4	25.8
Other operating revenue	174.3	6.7	194.7	7.8	173.7	7.0
Total revenue	2.598.1	100.0	2,516.7	100.0	2,468.0	100.0
Operating expenses:
Film rental and advertising costs(1)	906.6	52.5	886.7	53.3	878.5	53.0
Cost of concessions(2)	104.8	15.0	96.4	14.6	94.9	14.9
Rent expense(3)	323.2	12.4	310.5	12.3	287.0	11.6
Other operating expenses (3)	669.5	25.8	668.8	26.6	638.1	25.9
General and administrative expenses(including share-based compensation of $8.6 million, $5.7 million and $5.6 million for the Fiscal 2006 Period, the Fiscal 2005 Period and the Fiscal 2004 Period, respectively) (3)	65.9	2.5	67.9	2.7	69.9	2.8
Depreciation and amortization(3)	197.1	7.6	199.3	7.9	174.6	7.1
Net loss (gain) on disposal and impairment of operating assets(3)	15.1	0.6	11.6	0.5	(1.4)	(0.1)
Equity in earnings of joint venture including former employee compensation(3)	7.4	0.3	5.9	0.2	—	—
Net loss on lawsuit settlements(3)	—	—	—	—	5.3	0.2
Total operating expenses(3)	2,289.6	88.1	2,247.1	89.3	2,146.9	87.0
Income from operations(3)	308.5	11.9	269.6	10.7	321.1	13.0
Interest expense, net(3)	125.2	4.8	117.3	4.7	95.6	3.9
Provision for income taxes(3)	57.7	2.2	60.7	2.4	59.5	2.4
Net income(3)	86.3	3.3	91.8	3.6	82.5	3.3
EBITDA(3),(4)	$466.3	17.9	$469.1	18.6	$412.2	16.7
Attendance	247.4	*	244.3	*	253.8	*
Average ticket price(5)	$6.98	*	$6.80	*	$6.53	*
Average concession per patron(6)	$2.82	*	$2.70	*	$2.51	*

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

Fiscal 2006 Period Compared to Fiscal 2005 Period

Admissions

During the Fiscal 2006 Period, total admissions revenues increased $64.9 million, or 3.9%, to $1,727.1 million, from $1,662.2 million for the Fiscal 2005 Period. Our Fiscal 2006 Period box office results were favorably impacted by a 1.3% increase in attendance, coupled with a 2.6% increase in average ticket prices. The increase in the Fiscal 2006 Period attendance was primarily attributable to a strong box office led by the overall breadth of the Fiscal 2006 Period film slate. Our Fiscal 2006 Period attendance also benefited by the addition of approximately 109 new screens since the end of the Fiscal 2005 Period and the 58 screens acquired from AMC during the Fiscal 2006 Period, partially offset by the closure of approximately 227 underperforming screens subsequent to the end of the Fiscal 2005 period. In addition, the Fiscal 2006 Period attendance was favorably impacted by the 306 screens acquired from R/C Theatres and Eastern Federal Corporation during the Fiscal 2005 Period. Since the R/C Theatres and Eastern Federal Corporation acquisitions occurred during the Fiscal 2005 Period, the results of operations of such theatres were only partially included in the Fiscal 2005 Period results. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding these acquisitions.  The increase in the Fiscal 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry’s results for the Fiscal 2006 Period as compared to the Fiscal 2005 Period.

Concessions

Total concessions revenues increased $36.9 million, or 5.6%, to $696.7 million for the Fiscal 2006 Period, from $659.8 million for the Fiscal 2005 Period. The increase in concessions revenues in the Fiscal 2006 Period compared to the Fiscal 2005 Period was due to a 4.4% increase in average concessions per patron, coupled with the aforementioned Fiscal 2006 Period increase in attendance. The increase in the Fiscal 2006 Period concessions revenue and average concessions per patron was primarily attributable to changes in our concessions product mix (including certain size changes) and increases in concession prices. In addition, the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest, X-Men 3 and Cars benefited concessions revenues for the Fiscal 2006 period.

Other Operating Revenues

Total other operating revenues decreased $20.4 million, or 10.5%, to $174.3 million for the Fiscal 2006 Period, from $194.7 million for the Fiscal 2005 Period. Included in other operating revenues are on-screen advertising revenues, the activities of the National CineMedia joint venture subsequent to its formation on March 29, 2005, marketing revenues from our vendor marketing programs and other theatre revenues. The decrease in other operating revenues in the Fiscal 2006 Period was primarily attributable to the revenues generated from National CineMedia being less than generated in the Fiscal 2005 Period due to the payment arrangement described in further detail under Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such decreases were partially offset by increased revenues related to our vendor marketing programs and incremental other theatre revenues.

Film Rental and Advertising Costs

During the Fiscal 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 52.5% as compared to 53.3% in the Fiscal 2005 Period. The decreases in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2006 Period was primarily the result of a higher percentage of box office revenues generated from lower grossing films, coupled with higher film rental costs associated with certain Fiscal 2005 Period films such as Star Wars: Episode III—Revenge of the Sith.

Cost of Concessions

Cost of concessions as a percentage of concessions revenues increased to 15.0% in the Fiscal 2006 Period as compared to 14.6% in the Fiscal 2005 Period. The increase in the cost of concessions as a percentage of concession revenues was primarily related to a greater percentage of lower margin concession items in the overall mix of concession product sold during the Fiscal 2006 Period as compared to the Fiscal 2005 Period.

Rent Expense

During the Fiscal 2006 Period, rent expense increased $12.7 million or 4.1% to $323.2 million in the Fiscal 2006 Period, from $310.5 million in the Fiscal 2005 Period. The increase in rent expense in the Fiscal 2006 Period was primarily attributable to general inflationary increases along with incremental rent from the inclusion of 109 new screens added since the end of the Fiscal 2005 Period coupled with incremental rent from the inclusion of a full twelve months of rent expense for the theatres purchased from R/C Theatres and Eastern Federal Corporation during the Fiscal 2005 Period, partially offset by the closure of approximately 227 screens subsequent to the end of the Fiscal 2005 period.

Other Operating Expenses

Other operating expenses as a percentage of total revenues decreased to 25.8% in the Fiscal 2006 Period, from 26.6% in the Fiscal 2005 Period. The decrease in total other operating expenses as a percentage of total revenues in the Fiscal 2006 Period was primarily attributable to the decrease in expenses of National CineMedia, due to the arrangements described in further detail under Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by an increase in certain non-rent occupancy costs and certain other variable operating costs related to the increase in attendance.

General and Administrative Expenses

General and administrative expenses decreased $2.0 million, or 2.9%, to $65.9 million during the Fiscal 2006 Period, from $67.9 million in the Fiscal 2005 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.5% in the Fiscal 2006 Period, from 2.7% in the Fiscal 2005 Period. The decrease in general and administrative expenses during the Fiscal 2006 Period as compared to the Fiscal 2005 Period was primarily attributable to the continued reduction of Regal CineMedia general and administrative expenses resulting from the National CineMedia joint venture, partially offset by an increase in share-based compensation expense primarily resulting from the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment,” effective December 30, 2005 (see Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).

Depreciation and Amortization

For the Fiscal 2006 Period, depreciation and amortization decreased $2.2 million, or 1.1%, to
$197.1 million, from $199.3 million in the Fiscal 2005 Period. The decrease in depreciation and amortization expense during the Fiscal 2006 Period was primarily due to the closure of 227 screens subsequent to the end of the Fiscal 2005 Period, for which the depreciation and amortization exceeded the incremental depreciation and amortization costs associated with the inclusion of a full twelve months of results of operations for the theatres purchased from R/C Theatres and Eastern Federal Corporation during the Fiscal 2005 Period and the 109 new screens added after the end of the Fiscal 2005 Period.

Income from Operations

Income from operations totaled approximately $308.5 million for the Fiscal 2006 Period, which represents an increase of $38.9 million or 14.4%, from $269.6 million in the Fiscal 2005 Period. The net increase in income from operations during the Fiscal 2006 Period was primarily attributable to incremental admissions and concessions revenues described above, partially offset by decreases in other operating revenues and increases in certain operating expense items such as film and advertising, costs of concessions, rent, and impairment of operating assets.

Interest Expense

Net interest expense increased $7.9 million, or 6.7%, to $125.2 million in the Fiscal 2006 Period, from $117.3 million in the Fiscal 2005 Period. The increase in net interest expense during the Fiscal 2006 Period as compared to the Fiscal 2005 Period was principally due to incremental borrowings under our term facility coupled with a higher effective interest rate on the term facility during the Fiscal 2006 Period, partially offset by lower outstanding borrowings on our Convertible Senior Notes during the Fiscal 2006 Period due to conversions of a portion of such Convertible Senior Notes (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).

Income Taxes

The provision for income taxes of $57.7 million and $60.7 million for the Fiscal 2006 Period and the Fiscal 2005 Period, respectively, reflect effective tax rates of approximately 40.1% and 39.8%, respectively. The effective tax rates for Fiscal 2005 Period to the Fiscal 2006 Period reflect the impact of certain non-deductible expenses.

Net Income

During the Fiscal 2006 Period, net income totaled $86.3 million, which represents a decrease of $5.5 million, from $91.8 million in the Fiscal 2005 Period. The decrease in net income for the Fiscal 2006 Period was primarily attributable to the approximate $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company’s Convertible Senior Notes (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), decreases in other operating revenues and increases in certain expense items described in further detail above, partially offset by incremental admissions and concessions revenues due to the growth in attendance and increases in average ticket prices and average concessions per patron.

Fiscal 2005 Period Compared to Fiscal 2004 Period

Admissions

Total admissions revenues increased $4.3 million, or 0.3%, to $1,662.2 million for the Fiscal 2005 Period, from $1,657.9 million for the Fiscal 2004 Period. Our Fiscal 2005 Period box office results were favorably impacted by a 4.1% increase in average ticket prices, largely offset by a 3.7% decline in attendance. The decline in the Fiscal 2005 Period attendance was partially mitigated by the inclusion of the results of operations of the 30 Signature Theatres locations acquired on September 30, 2004, the seven theatres acquired from R/C Theatres on April 28, 2005 and the 21 theatres acquired from Eastern Federal Corporation on July 21, 2005. Since the R/C and Eastern Federal acquisitions occurred subsequent to the Fiscal 2004 Period, the results of operations of such theatres were not included in the Fiscal 2004 Period results. In addition, the Fiscal 2005 Period results include the results of operations of the acquired Signature Theatres for a full twelve months, whereas the results of operations of Signature Theatres were excluded from the first nine months of the Fiscal 2004 Period because the acquisition did not occur until September 30, 2004. Excluding the impact of the incremental attendance from these theatres, the Company’s Fiscal 2005 Period total attendance declined by approximately 9.2%. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding these acquisitions. The increase in the Fiscal 2005 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. The increase in the average ticket prices per patron for the Fiscal 2005 Period was not enough to offset the Company’s Fiscal 2005 Period attendance per average screen decline of 6.9%, resulting in a decline in per average screen box office revenues of 3.0%. Based on certain industry sources, on a same screen basis, the percentage by which the Fiscal 2005 Period calendar box office revenues declined from the prior year comparative period approximated the percentage by which industry box office revenue declined for the same time period.

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

Other Operating Revenues

Total other operating revenues increased $21.0 million, or 12.1%, to $194.7 million for the Fiscal 2005 Period, from $173.7 million for the Fiscal 2004 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia prior to the formation of the National CineMedia, the activities of the National CineMedia joint venture subsequent to its formation, marketing revenues from our vendor marketing programs and other theatre revenues. The increase in other operating revenues was primarily attributable to increased revenues related to our vendor marketing programs and incremental revenues from the inclusion of the theatres purchased from Signature Theatres, R/C Theatres and Eastern Federal Corporation.

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

General and Administrative Expenses

General and administrative expenses decreased $2.0 million, or 2.9%, to $67.9 million during the Fiscal 2005 Period, from $69.9 million in the Fiscal 2004 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.7% during the Fiscal 2005 Period, from 2.8% in the Fiscal 2004 Period. The decrease in general and administrative expenses during the Fiscal 2005 Period was primarily attributable to a reduction of Regal CineMedia general and administrative expenses resulting from the formation of National CineMedia, partially offset by increases in legal and professional fees, of which approximately $1.0 million related to expenses in connection with the National CineMedia transaction.

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

Income Taxes

The provision for income taxes of $60.7 million and $59.5 million for the Fiscal 2005 Period and the Fiscal 2004 Period reflect effective tax rates of approximately 39.8% and 41.9%, respectively. The effective tax rate for each period reflects the impact of certain non-deductible expenses. The reduction in the effective tax rate from the Fiscal 2004 Period to the Fiscal 2005 Period was primarily attributable to management’s determination during 2004 that it was more likely than not that certain state tax attributes would not be realized.

As discussed in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K during 2005, the Internal Revenue Service (“IRS”) examined the Company’s 2002 and 2003 federal income tax returns. In October 2005, the examination of the Company’s federal tax returns for such years was completed, and the Company and the IRS agreed to certain adjustments to the years under audit. Such adjustments did not have a material impact on the Company’s provision for income taxes.

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

EBITDA

EBITDA was approximately $466.3 million, or 17.9% of total revenues for the Fiscal 2006 Period, $469.1 million, or 18.6% of total revenues, for the Fiscal 2005 Period and $412.2 million, or 16.7% of total revenues, for the Fiscal 2004 Period. The decrease in EBITDA for the Fiscal 2006 Period was primarily attributable to the approximate $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company’s Convertible Senior Notes (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), partially offset by an increase in operating income described above. We believe EBITDA provides a useful measure of liquidity and financial performance for our investors because EBITDA is an industry comparative measure of liquidity and financial performance prior to the payment of interest and taxes and because it is a primary financial measure used by management to assess our performance and liquidity. EBITDA is not a measurement of liquidity or financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements for debt service, fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Form 10-K. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to EBITDA and net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2006 Period	Fiscal 2005 Period	Fiscal 2004 Period
Net income	$86.3	$91.8	$82.5
Interest expense, net	125.2	117.3	95.6
Provision for income taxes	57.7	60.7	59.5
Depreciation and amortization	197.1	199.3	174.6
EBITDA	466.3	469.1	412.2
Interest expense, net	(125.2)	(117.3)	(95.6)
Provision for income taxes	(57.7)	(60.7)	(59.5)
Deferred income taxes	(19.8)	(15.5)	2.2
Changes in operating assets and liabilities	(29.6)	87.8	50.1
Loss on debt extinguishment	39.2	—	76.1
Other items, net	31.2	23.0	1.9
Net cash provided by operating activities	$304.4	$386.4	$387.4

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2006 Period, Fiscal 2005 and Fiscal 2004 Period:

	Fiscal 2006 Period	Fiscal 2005 Period	Fiscal 2004 Period
	(in millions)
Net cash provided by operating activities	$304.4	$386.4	$387.4
Net cash used in investing activities	(151.7)	(243.0)	(306.2)
Net cash used in financing activities	(186.8)	(191.0)	(126.1)
Net decrease in cash and cash equivalents	$(34.1)	$(47.6)	$(44.9)

Fiscal 2006 Period Compared to Fiscal 2005 Period

Net cash flows generated from operating activities were approximately $304.4 million for the Fiscal 2006 Period, which represents a decrease of $82.0 million compared to $386.4 million in the Fiscal 2005 Period. Fiscal 2006 Period net cash flows generated from operating activities were impacted by several factors including an increase in total revenues due primarily to increases in attendance coupled with increases in average ticket prices and average concessions per patron, offset by increases in certain expense items. An approximate $40.9 million increase in adjustments (primarily losses on extinguishment of debt, equity in earnings of joint venture including former employee compensation, share-based compensation and a greater loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities, offset by a $5.5 million decrease in net income and a $117.4 million reduction of changes in operating assets and liabilities, contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of income tax payments and to a lesser extent, the timing of certain vendor payments and a reclassification of excess tax benefits from share based payment arrangements to cash flows used in financing activities discussed further in Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Net cash flows used in investing activities totaled approximately $151.7 million for the Fiscal 2006 Period compared to cash flows used in investing activities of approximately $243.0 million for the Fiscal 2005 Period. Contributing to the decrease in cash flows used in investing activities was the purchase of Eastern Federal Corporation Theatres and R/C Theatres during the Fiscal 2005 Period, a $19.8 million decrease in capital expenditures during the Fiscal 2006 Period, which was primarily attributable to the timing of capital projects during the Fiscal 2006 Period, partially offset by the acquisition of the AMC theatres described more fully in Note 3 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K and by lower proceeds from the disposition of assets effected during the Fiscal 2006 Period as compared the Fiscal 2005 Period.

Net cash flows used in financing activities were approximately $186.8 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $191.0 million for the Fiscal 2005 Period. The net decrease in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to incremental borrowings under the Senior Credit Facility and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities discussed further in Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by net cash used to settle conversions of approximately $116.3 million in principal amount of  the Company’s Convertible Senior Notes and the payment of debt acquisition costs.

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

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under our senior credit facility described below. Under the terms of the senior credit facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its Convertible Senior Notes.

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

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $120.0 million to $140.0 million in fiscal year 2007, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2006 Period, we invested approximately $124.7 million in capital expenditures.

On September 15, 2006, the Company acquired four theatres with a total of 58 screens from AMC.  Regal purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post-closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens. As of the acquisition date, the surrendered Regal theatres had a net book value of approximately $5.4 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $34.1 million was directly allocated to the two AMC theatres using the purchase method of accounting. The results of operations of the four theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

As described in Note 4 to the accompanying financial statements included in this Part II, Item 8 of this Form 10-K, in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a severance plan (the “Severance Plan”) for RCM employees who held an unvested option to purchase shares of Regal’s Class A common stock or shares of Regal’s restricted Class A common stock pursuant to the terms of the Regal 2002 Stock Incentive Plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. During the Fiscal 2006 Period, the Company recorded total severance expense of approximately $3.9 million, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed the initial public offering, or IPO, of its common stock. NCM Inc. sold 38 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of $281 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. As discussed in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we received $315.1 million as a result of the preferred unit redemption. At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold 1,637,826 common units to NCM Inc. for proceeds of $32.2 million, and upon completion of this sale of common units, Regal held 21,230,712 common units of National CineMedia, or a 22.6% interest. After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445 million. We are currently exploring alternatives for using these proceeds, and may use some or all of the proceeds for strategic acquisitions or to return value to stockholders through an extraordinary dividend, stock repurchases or other corporate uses.

In connection with the completion of the IPO, Regal amended and restated its existing services agreement with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, Regal agreed to a modification of National CineMedia’s payment obligation under the existing services agreement. The modification extends the term of the services agreement to 30 years, provides National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changes the basis upon which Regal is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which will increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, Regal is required to purchase such time from National CineMedia at a negotiated rate. In addition, after completion of the IPO, Regal expects to receive mandatory quarterly distributions of excess cash from National CineMedia.

Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), or approximately $179.6 million in the aggregate, during the year ended December 28, 2006. On February 8, 2007, the

Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on March 19, 2007, to stockholders of record on March 9, 2007. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

As of December 28, 2006, the holders of our 3¾% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”) had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash.

During the year ended December 28, 2006, holders of $116.3 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $152.1 million. As a result of these conversions, the Company recorded a $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) during the year ended December 28, 2006. In connection with the above conversions, the Company received net proceeds of approximately $17.9 million from Credit Suisse First Boston (“CSFB”) attributable to the convertible note hedge arrangement entered into with CSFB and the warrant sold to CSFB in connection with the issuance of the Convertible Senior Notes. Such proceeds were recorded as an increase to additional paid-in capital. Based upon our ability to generate cash flow from operations, our financial capacity and ability to borrow or raise capital and available cash on hand, we believe that we have the ability to generate the liquidity necessary to settle in cash the remaining principal amount of the outstanding Convertible Senior Notes upon their conversion.

On June 14, 2006, Regal Cinemas borrowed $100 million under the prior senior credit facility, the net proceeds of which were applied to reimburse Regal Cinemas for amounts previously distributed to the Company to fund the Company’s settlement of the conversion of approximately $100.0 million aggregate principal amount of Convertible Senior Notes for approximately $114.9 million in cash (net of approximately $15.4 million funded by CSFB).

On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1.7 billion and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every 3 months. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2013 and the second on October 27, 2013. The principal balance of the Term Facility in the Amended Senior Credit Facility was higher than the term loan balance in the prior credit facility, and such higher principal balance resulted in net proceeds of $21.2 million from the Amended Senior Credit Facility, which were set aside for general corporate purposes. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $2.3 million, including $0.8 million of third party costs. The

Amended Senior Credit Agreement is secured by substantially all assets of Regal Cinemas and certain of its subsidiaries.

The Amended Senior Credit Facility contains customary affirmative covenants including, among other things, maintenance of corporate existence and rights; performance of obligations; delivery of financial statements and other financial information; delivery of notices of default, litigation, ERISA events and material adverse change; maintenance of properties; maintenance of insurance; maintenance of a rating of Regal Cinemas and of the Amended Senior Credit Facility by each of Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc; compliance with laws; inspection of books and properties; further assurances; and payment of taxes.

The Amended Senior Credit Facility includes several financial covenants including:

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

The Amended Senior Credit Facility also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit the ability of Regal Cinemas and its subsidiaries to, among other things, incur indebtedness, grant liens, make investments or acquisitions, engage in affiliate transactions, or pay dividends. These limitations will restrict the ability of Regal Cinemas to fund the operations of the Company or any subsidiary of the Company that is not designated as a restricted subsidiary of Regal Cinemas under the Amended Senior Credit Facility.

The Amended Senior Credit Facility specifies customary events of default including, among other things, nonpayment of principal, interest or other amounts; breach of certain covenants; breach of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control.  Upon the occurrence of an event of default, all obligations under the Amended Senior Credit Facility may be accelerated.

The terms of the Amended Senior Credit Facility include an option for Regal Cinemas to request the establishment of an additional term loan (an “Uncommitted Incremental Term Loan”) in a principal amount of up to $200 million.  The Uncommitted Incremental Term Loan is only available if Regal is able to obtain the commitments of new or existing lenders that are willing to provide funding for such Uncommitted Incremental Term Loan and Regal Cinemas is able to satisfy certain conditions set forth in the Amended Senior Credit Facility. Any such commitments that are obtained and the loans thereunder would be treated as a secured term loan under the Amended Senior Credit Facility without the need to obtain consent from any lender or any party to the Amended Senior Credit Facility. At Regal Cinemas’ option, borrowings under the Uncommitted Incremental Term Loan bear interest at an Adjusted Eurodollar Rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the Uncommitted Incremental Term Loan are obtained.  Proceeds of Regal Cinemas’ borrowings under the Uncommitted Incremental Term Loan are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes. For a detailed summary of other material terms of the Amended Senior Credit Facility, please refer to the information provided under Note 5 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

As of December 28, 2006, we had approximately $1,700.0 million aggregate principal amount outstanding under the Term Facility, $123.7 million aggregate principal amount outstanding under Convertible Senior Notes and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of December 28, 2006, we had approximately $0.8 million outstanding in letters of credit, leaving approximately $99.2 million available for drawing under the Revolving Facility.

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 28, 2006, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,876.1	$140.8	$34.3	$34.4	$1,666.6
Future interest on debt obligations(2)	699.4	116.1	264.1	213.2	106.0
Capital lease obligations, including interest(3)	34.4	3.5	6.9	6.9	17.1
Lease financing arrangements, including interest(3)	167.5	13.5	27.1	27.6	99.3
Bankruptcy claims and liabilities(4)	1.1	1.1	—	—	—
Operating leases(5)	3,684.8	303.2	603.5	588.2	2,189.9
Other long term liabilities	6.6	2.8	2.5	0.6	0.7
Total	$6,469.9	$581.0	$938.4	$870.9	$4,079.6

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13-36 months	37-60 months	After 60 months
Other Commercial Commitments(6)	$300.0	$—	$—	$100.0	$200.0

(1)          These amounts are included on our consolidated balance sheet as of December 28, 2006. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters. Our Convertible Senior Notes are reflected on our consolidated balance sheet at December 28, 2006 and in the above table as a current liability due to the conversion rights of the note holders, as more fully discussed in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, even though the notes mature in 2008.

(2)          Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $600.0 million of variable interest rate borrowings under the Term Facility, $123.7 million outstanding under the Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $0.9 million of other debt obligations) are based on the stated fixed rate or in the case of the $600.0 million of variable interest rate borrowings under the Term Facility, the current interest rate as of December 28, 2006 (7.12%). Future interest payments on the Company’s hedged indebtedness as of December 28, 2006 (the remaining $1,100.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as December 28, 2006 (1.75%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)          The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 28, 2006. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.15%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)          These amounts are included on our consolidated balance sheet as of December 28, 2006. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our bankruptcy related matters.

(5)          We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(6)          Under the terms of Uncommitted Incremental Term Loan, Regal Cinemas may request the establishment of an additional term loan in a principal amount of up to $200 million.  The Uncommitted Incremental Term Loan is only available if Regal is able to obtain the commitments of new or existing lenders that are willing to provide funding for such Uncommitted Incremental Term Loan and the satisfaction of certain conditions set forth in the Amended Senior Credit Facility. In addition, as of December 28, 2006, Regal Cinemas had approximately $99.2 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Ratings

The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company’s current ratings will continue for any given period of time. A downgrade of the Company’s debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of December 28, 2006.

Category	Moody’s	Standard and Poor’s
Regal 3 3/4% Convertible Senior Notes	B2	B
Regal Cinemas Senior Credit Facility	Ba2	BB-

Debt Obligations

On October 27, 2006, Regal Cinemas entered into its Amended Senior Credit Facility which consists of the Term Facility in an aggregate principal amount of $1,700.0 million, a Revolving Facility in an aggregate principal amount of up to $100.0 million and an Uncommitted Incremental Term Loan whereby Regal Cinemas may request additional commitments from the lenders to allow the Company to borrow up to $200.0 million in additional funds for certain limited purposes. For a detailed summary of the material terms of our Amended Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

For information regarding our other material debt instruments, including our Convertible Senior Notes and Regal Cinemas’ Senior Subordinated Notes, please see the information under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Interest Rate Swaps

On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.337% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,100.0 million of debt. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the five interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company’s interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

As of December 28, 2006, the aggregate fair value of the interest rate swaps was determined to be approximately $22.4 million, which has been recorded as a component of “Other Non-Current Assets” with a corresponding amount of $13.6 million, net of tax, recorded to “Accumulated Other Comprehensive Income.” The interest rate swaps exhibited no ineffectiveness for the years ended December 28, 2006, December 29, 2005 and December 30, 2004.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

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

•       SFAS 142, “Goodwill and Other Intangible Assets” specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2006, fiscal 2005 and fiscal 2004, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•       We estimate our film cost expense and related film cost payable based on management’s best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004, there were no significant changes in our film cost estimation and settlement procedures.

•       We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life to us of 30 years. Certain of our buildings have been in existence for more than forty years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets’ useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. Actual economic lives may differ materially from these estimates.

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

For the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 28, 2006, consolidated depreciation and amortization expense was $197.1 million, representing 7.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $14.4 million or 7.3%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $16.9 million or 8.6%.

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

For the fiscal year ended December 28, 2006, our provision for income taxes was $57.7 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 40.1% to 41.1% would have increased the current year income tax provision by approximately $1.4 million.

Quarterly Results

The Company’s consolidated financial statements for the year ended December 29, 2005 include the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts and the fiscal 2004 acquisitions from December 31, 2004 and the fiscal 2005 acquisitions for periods subsequent to the respective acquisition dates. The Company’s consolidated financial statements for the year ended December 28, 2006 include the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions and the fiscal 2005 acquisitions from December 30, 2005 and the results of operations of four theatres acquired on September 15, 2006 from AMC for the period subsequent to the date of acquisition. The fiscal 2004 acquisitions and the fiscal 2005 acquisitions and the acquisition of the four theatres from AMC are described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from such dates of the results of operations of each of such entities and to a lesser extent, seasonality.

The following tables set forth selected unaudited quarterly results for the eight quarters ended December 28, 2006. The quarterly financial data as of each period presented below have been derived from Regal’s unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included elsewhere in this Form 10-K.

	Dec. 28, 2006	Sept. 28, 2006	June 29, 2006	March 30, 2006	Dec. 29, 2005	Sept. 29, 2005	June 30, 2005	March 31, 2005
	In millions (except per share data)
Total revenues	$652.7	$675.7	$684.6	$585.1	$668.2	$628.4	$643.1	$577.0
Income from operations	85.3	83.5	89.0	50.7	90.1	58.3	71.7	49.5
Net income	29.2	29.3	16.6	11.2	35.1	17.2	26.4	13.1
Diluted earnings per share	0.19	0.19	0.11	0.07	0.23	0.11	0.17	0.09
Dividends per common share	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30

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

Off-Balance Sheet Arrangements

Other than the operating leases detailed above under “Contractual Cash Obligations and Commitments,” the Company has no other off-balance sheet arrangements.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Senior Credit Facility provided for and the Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the prior term facility bore and the Term Facility bear interest, at Regal Cinemas’ option, at either an adjusted Eurodollar rate (as defined in the Amended Senior Credit Facility) or the base rate plus, in each case, an applicable margin.

During the years ended December 29, 2005 and December 30, 2004 Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1.1 billion of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

As of December 28, 2006 and December 29, 2005 borrowings of $1,700.0 million, and $1,575.9 million, respectively were outstanding under the Term Facility and the prior term facility, respectively, at effective interest rates of 6.23% (as of December 28, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of December 28, 2006, would increase or decrease interest expense by approximately $10.6 million for the year ended December 28, 2006.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 28, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 28, 2006.

KPMG LLP, independent registered public accounting firm of the Company’s consolidated financial statements, has issued an audit report on management’s assertion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 28, 2006, as stated in their report which is included herein.

/s/ MICHAEL L. CAMPBELL	/s/ AMY E. MILES
Michael L. Campbell	Amy E. Miles
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Regal Entertainment Group maintained effective internal control over financial reporting as of December 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Regal Entertainment Group maintained effective internal control over financial reporting as of December 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 28, 2006 and December 29, 2005, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 28, 2006 and December 29, 2005, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 28, 2006 and December 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective December 30, 2005, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regal Entertainment Group’s internal control over financial reporting as of December 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
February 26, 2007

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 28, 2006	December 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162.2	$196.3
Trade and other receivables, net	59.8	55.6
Inventories	8.0	7.8
Prepaid expenses and other current assets	1.8	1.3
Assets held for sale	8.6	0.4
Deferred income tax asset	0.6	1.2
TOTAL CURRENT ASSETS	241.0	262.6
PROPERTY AND EQUIPMENT:
Land	133.2	136.8
Buildings and leasehold improvements	1,667.3	1,599.2
Equipment	852.6	830.2
Construction in progress	31.7	21.8
Total property and equipment	2,684.8	2,588.0
Accumulated depreciation and amortization	(763.0)	(600.3)
TOTAL PROPERTY AND EQUIPMENT, NET	1,921.8	1,987.7
GOODWILL	214.9	223.8
DEFERRED INCOME TAX ASSET	21.4	—
OTHER NON-CURRENT ASSETS	69.7	58.7
TOTAL ASSETS	$2,468.8	$2,532.8
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$146.2	$260.4
Accounts payable	168.1	181.3
Accrued expenses	61.1	62.2
Income taxes payable	52.3	68.2
Deferred revenue	99.4	94.3
Interest payable	29.2	27.2
TOTAL CURRENT LIABILITIES	556.3	693.6
LONG-TERM DEBT	1,735.3	1,612.3
LEASE FINANCING ARRANGEMENTS	85.8	89.4
CAPITAL LEASE OBLIGATIONS	20.6	22.4
DEFERRED INCOME TAX LIABILITY	—	2.1
OTHER NON-CURRENT LIABILITIES	91.1	81.3
TOTAL LIABILITIES	2,489.1	2,501.1
MINORITY INTEREST	1.9	1.8
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 126,448,479 and 63,426,325 shares issued and outstanding at December 28, 2006 and December 29, 2005, respectively	0.1	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,908,639 and 83,936,967 shares issued and outstanding at December 28, 2006 and December 29, 2005, respectively	—	0.1
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(66.1)	(22.5)
Retained earnings	30.2	44.6
Unamortized deferred stock compensation	—	(4.4)
Accumulated other comprehensive income, net	13.6	12.1
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22.2)	29.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,468.8	$2,532.8

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended December 28, 2006	Year Ended December 29, 2005	Year Ended December 30, 2004
REVENUES:
Admissions	$1,727.1	$1,662.2	$1,657.9
Concessions	696.7	659.8	636.4
Other operating revenue	174.3	194.7	173.7
TOTAL REVENUE	2,598.1	2,516.7	2,468.0
OPERATING EXPENSES:
Film rental and advertising costs	906.6	886.7	878.5
Cost of concessions	104.8	96.4	94.9
Rent expense	323.2	310.5	287.0
Other operating expenses	669.5	668.8	638.1
General and administrative expenses (including share-based compensation of $8.6, $5.7 and $5.6 for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively)	65.9	67.9	69.9
Depreciation and amortization	197.1	199.3	174.6
Net loss (gain) on disposal and impairment of operating assets	15.1	11.6	(1.4)
Equity in earnings of joint venture including former employee compensation	7.4	5.9	—
Net loss on lawsuit settlements	—	—	5.3
TOTAL OPERATING EXPENSES	2,289.6	2,247.1	2,146.9
INCOME FROM OPERATIONS	308.5	269.6	321.1
OTHER EXPENSE (INCOME):
Interest expense, net	125.2	117.3	95.6
Loss on extinguishment of debt	39.2	—	76.1
Minority interest in earnings of consolidated subsidiaries	0.1	(0.2)	0.9
Other, net	—	—	6.5
TOTAL OTHER EXPENSE, NET	164.5	117.1	179.1
INCOME BEFORE INCOME TAXES	144.0	152.5	142.0
PROVISION FOR INCOME TAXES	57.7	60.7	59.5
NET INCOME	$86.3	$91.8	$82.5
EARNINGS PER SHARE:
Basic	$0.58	$0.63	$0.57
Diluted	$0.56	$0.59	$0.55
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	149,019	146,275	143,581
Diluted	155,124	154,330	149,220

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME
(in millions, except per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained	Deferred Stock	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Earnings	Compensation	Income (Loss)	Total
Balances, January 1, 2004	52.8	$—	89.2	$0.1	$744.5	$64.4	$(14.1)	$—	$794.9
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	(5.0)	(5.0)
Net income	—	—	—	—	—	82.5	—	—	82.5
Total comprehensive income	—	—	—	—	—	—	—	—	77.5
Conversion of Class B shares into Class A shares	1.6	—	(1.6)	—	—	—	—	—	—
Extraordinary cash dividend declared, $5.00 per share	—	—	—	—	(718.3)	—	—	—	(718.3)
Share-based compensation expense	—	—	—	—	—	—	5.6	—	5.6
Exercise of stock options	2.8	—	—	—	19.8	—	—	—	19.8
Tax benefit from exercise of stock options	—	—	—	—	13.2	—	—	—	13.2
Forfeiture of stock options	—	—	—	—	(0.1)	—	0.1	—	—
Cash dividends declared, $0.18-0.30 per share	—	—	—	—	—	(123.7)	—	—	(123.7)
Balances, December 30, 2004	57.2	—	87.6	0.1	59.1	23.2	(8.4)	(5.0)	69.0
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	17.1	17.1
Net income	—	—	—	—	—	91.8	—	—	91.8
Total comprehensive income	—	—	—	—	—	—	—	—	108.9
Conversion of Class B shares into Class A shares	3.6	—	(3.6)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	5.7	—	5.7
Exercise of stock options	2.9	—	—	—	18.4	—	—	—	18.4
Tax benefit from exercise of stock options and other	—	—	—	—	13.8	—	—	—	13.8
Forfeiture of stock options	—	—	—	—	(1.3)	—	1.3	—	—
Issuance of restricted stock	0.2	—	—	—	4.6	—	(4.6)	—	—
Forfeiture of restricted stock	—	—	—	—	(1.6)	—	1.6	—	—
Purchase of treasury shares	(0.5)	—	—	—	(10.0)	—	—	—	(10.0)
Cash dividends declared, $0.30 per share	—	—	—	—	(105.5)	(70.4)	—	—	(175.9)
Balances, December 29, 2005	63.4	—	84.0	0.1	(22.5)	44.6	(4.4)	12.1	29.9

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (Continued)
(in millions, except per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained	Deferred Stock	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Earnings	Compensation	Income (Loss)	Total
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	1.5	1.5
Net income	—	—	—	—	—	86.3	—	—	86.3
Total comprehensive income	—	—	—	—	—	—	—	—	87.8
Conversion of Class B shares into Class A shares	60.0	0.1	(60.0)	(0.1)	—	—	—	—	—
Adoption of SFAS No. 123-R	—	—	—	—	(4.4)	—	4.4	—	—
Share-based compensation expense	—	—	—	—	8.6	—	—	—	8.6
Exercise of stock options	2.8	—	—	—	16.1	—	—	—	16.1
Tax benefit from exercise of stock options and other	—	—	—	—	14.1	—	—	—	14.1
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Impact attributable to convertible note hedge and warrant	—	—	—	—	0.9	—	—	—	0.9
Cash dividends declared, $0.30 per share	—	—	—	—	(78.9)	(100.7)	—	—	(179.6)
Balances, December 28, 2006	126.4	$0.1	24.0	$—	$(66.1)	$30.2	$—	$13.6	$(22.2)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 28, 2006	Year Ended December 29, 2005	Year Ended December 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86.3	$91.8	$82.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	197.1	199.3	174.6
Share-based compensation expense	8.6	5.7	5.6
Minority interest in earnings of consolidated subsidiaries	0.1	(0.2)	0.9
Deferred income tax expense (benefit)	(19.8)	(15.5)	2.2
Net (gain) loss on disposal and impairment of operating assets	15.1	11.6	(4.6)
Equity in earnings of joint venture including former employee compensation	7.4	5.9	—
Loss on extinguishment of debt	39.2	—	76.1
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	(3.5)	(3.2)	(14.3)
Inventories	(0.2)	(0.1)	(1.0)
Prepaid expenses and other current assets	5.6	10.7	10.1
Accounts payable	(13.2)	(1.3)	(8.6)
Income taxes payable	(26.5)	48.9	28.2
Accrued expenses and other liabilities	8.2	32.8	35.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	304.4	386.4	387.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(124.7)	(144.5)	(124.3)
Proceeds from disposition of assets	7.1	57.7	39.8
Cash used for acquisitions, net of cash acquired	(34.1)	(156.8)	(223.6)
Proceeds from sale-leaseback transaction	—	—	11.5
Decrease in other assets and assets held for sale	—	—	(2.5)
Cash used to purchase partnership interest	—	—	(9.9)
Proceeds from disposition of partnership interest	—	—	2.8
Decrease in restricted cash	—	0.6	—
NET CASH USED IN INVESTING ACTIVITIES	(151.7)	(243.0)	(306.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(179.6)	(175.9)	(842.2)
Proceeds from stock option exercises	16.1	18.4	19.8
Proceeds from Regal Cinemas Senior Credit Facility	140.4	—	1,650.0
Net payments on long term obligations	(20.6)	(22.8)	(572.9)
Cash used to settle conversions of convertible notes	(152.1)	—	—
Net proceeds attributable to convertible note hedge and warrant	17.9	—	—
Excess tax benefits from share-based payment arrangements	13.0	—	—
Payment of debt acquisition costs and other	(21.9)	(0.6)	(23.6)
Cash used to purchase treasury shares	—	(10.0)	—
Payment of bankruptcy claims and liabilities	—	(0.1)	(2.4)
Cash used to redeem senior subordinated notes	—	—	(354.8)
NET CASH USED IN FINANCING ACTIVITIES	(186.8)	(191.0)	(126.1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34.1)	(47.6)	(44.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	196.3	243.9	288.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162.2	$196.3	$243.9
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$94.0	$28.6	$29.8
Cash paid for interest	$123.1	$112.7	$85.9

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2006

1.                 THE COMPANY

Regal Entertainment Group (the “Company,” “Regal,” “we” or “us”) is the parent company of Regal Entertainment Holdings, Inc. (“REH”), which is the parent company of Regal Cinemas Corporation (“Regal Cinemas”) and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. and its subsidiaries, which include Edwards Theatres, Inc. (“Edwards”), Regal CineMedia Corporation (“Regal CineMedia” or “RCM”), Hoyts Cinemas Corporation (“Hoyts”) and United Artists Theatre Company (“United Artists”). The terms Regal or the Company, REH, Regal Cinemas, United Artists, Edwards, Regal CineMedia and Hoyts shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

Regal operates the largest theatre circuit in the United States, consisting of 6,403 screens in 539 theatres in 39 states and the District of Columbia as of December 28, 2006. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

During 2000 and 2001, United Artists and a majority of its subsidiaries at that time (the “United Artists Bankrupt Entities”), Edwards Theatre Circuit Affiliated Group and its subsidiaries at that time (the “Edwards Bankrupt Entities”), and Regal Cinemas, Inc. and its subsidiaries at that time (the “Regal Cinemas, Inc. Bankrupt Entities”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Courts identified below, as well as joint plans of reorganization. The joint plans of reorganization, as amended, for the United Artists Bankrupt Entities and the Edwards Bankrupt Entities were approved by the United States Bankruptcy Courts for the District of Delaware and the Central District of California, respectively. Such joint plans of reorganization became effective on March 2, 2001 (“UA Effective Date”) for the United Artists Bankrupt Entities and September 29, 2001 (“Edwards Effective Date”) for the Edwards Bankrupt Entities. Edwards was formed in connection with the reorganization of the Edwards Bankrupt Entities to, among other things, effect the substantive consolidation of the Edwards Bankrupt Entities through their merger into Edwards. As a result of the merger transaction, Edwards succeeded to all of the assets and liabilities of the Edwards Bankrupt Entities. The United States Bankruptcy Court for the Middle District of Tennessee approved the Regal Cinemas, Inc. Bankrupt Entities’ joint plan of reorganization on December 7, 2001, and it became effective on January 29, 2002. Anschutz acquired controlling equity interests in United Artists, Edwards and Regal Cinemas, Inc. upon each of the entities’ emergence from bankruptcy reorganization. Also on that date, The Anschutz Corporation and its subsidiaries (“Anschutz”) and the other stockholders of Regal Cinemas, Inc. exchanged their equity interests in Regal Cinemas, Inc. for equity interests in Regal Cinemas and as a result, Regal Cinemas, Inc. became a wholly owned subsidiary of Regal Cinemas. Regal Cinemas was formed for the primary purpose of acquiring and holding the shares of common stock of Regal Cinemas, Inc. In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

On May 12, 2004, Regal, along with a newly created subsidiary of Regal Cinemas, Regal Cinemas Bonds Corporation (“RCBC”), completed a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”). Approximately $298.1 million aggregate principal amount of the

Senior Subordinated Notes were purchased, with total additional consideration for the tender offer and consent solicitation of approximately $56.3 million being paid to the tendering holders. Regal and RCBC financed the tender offer and consent solicitation with a portion of the proceeds from a refinancing of Regal Cinemas’ then existing indebtedness. Upon consummation of the refinancing, Regal recognized a loss on debt extinguishment of approximately $76.1 million. See Note 5—“Debt Obligations” for further discussion of these transactions.

On May 13, 2004, Regal declared an extraordinary cash dividend of $5.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on May 21, 2004 were paid this dividend on June 2, 2004. The dividend was recorded as a reduction of additional paid-in capital upon declaration.

On March 29, 2005, Regal and AMC Entertainment Inc. (“AMC”) announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia, LLC (“National CineMedia”). On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of December 28, 2006, RCH’s investment in National CineMedia totaled approximately ($1.5 million). See Note 4—“Formation of National CineMedia, LLC” for further discussion of this joint venture arrangement.

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company’s historical redemption trends.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 28, 2006, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

As of December 28, 2006 and December 29, 2005, included in property and equipment is $105.2 million and $111.2 million, respectively, of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $32.0 million and $28.8 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $13.6 million, $13.7 million and $3.5 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004.

Leases

The majority of the Company’s operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property.  Also, certain leases contain escalating minimum rental provisions.

The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS No. 13”) and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under SFAS No. 13.

The Company records rent expense for its operating leases with contractual rent increases in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.”  The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS No. 98”), for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 28, 2006 and December 29, 2005 are as follows (in millions):

	Year ended December 28, 2006	Year ended December 29, 2005
Balance at beginning of year	$223.8	$213.6
Acquisitions	—	2.9
Adjustments related to certain pre-acquisition deferred tax assets	(9.2)	5.6
Other	0.3	1.7
Balance at end of year	$214.9	$223.8

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company’s identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company’s annual goodwill impairment assessments for the years ended December 28, 2006 and December 29, 2005 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Debt Acquisition Costs

Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 28, 2006 and December 29, 2005 were $49.7 million and $32.3 million, respectively, net of accumulated amortization of $13.1 million and $9.8 million, respectively.

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

Interest Rate Swaps

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company’s interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

Deferred Revenue

Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and is recognized as revenue as described above in this Note 2 under “Revenue Recognition.”

Deferred Rent

The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities.

Film Costs

The Company estimates its film cost expense and related film cost payable based on management’s best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

Stock-Based Compensation

As described in Note 9—“Capital Stock And Share-Based Compensation,” effective December 30, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

In connection with the adoption of SFAS 123R, the Company also elected to adopt the alternative transition method provided in SFASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS 123R.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and purchase accounting. Actual results could differ from those estimates.

Segments

As of December 30, 2004, we managed our business under two reportable segments—theatre exhibition operations and Regal CineMedia. As a result of the formation of National CineMedia described in Note 4—“Formation of National CineMedia, LLC,” the Company determined that Regal CineMedia no longer qualifies as a reportable segment under SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information,” the established standards for reporting information about operating segments in financial statements. Accordingly, as of December 28, 2006 and December 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Total comprehensive income for the years ended December 28, 2006, December 29, 2005 and December 30, 2004 was $87.8 million, $108.9 million and $77.5 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the years ended December 28, 2006, December 29, 2005 and December 30, 2004. The Company’s interest rate swap arrangements are further described in Note 5—“Debt Obligations.”

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 consolidated financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). This bulletin expresses the Securities and Exchange Commission’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB No. 108 for the year ended December 28, 2006. Such adoption had no impact the Company’s consolidated financial position, cash flows and results of operations.

3.                 ACQUISITIONS

Acquisition of four AMC Entertainment Inc. Theatres

On September 15, 2006, the Company acquired four theatres with a total of 58 screens from AMC. The Company purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post-closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $5.4 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction in accordance with FAS 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $34.1 million was directly allocated to the other two AMC theatres using the purchase method of accounting. Accordingly, the total cash purchase price was allocated to the assets acquired and liabilities assumed for both of the respective theatre locations based on management’s judgment of the estimated fair values at the date of acquisition. The results of operations of the four acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.

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

4.                 FORMATION OF NATIONAL CINEMEDIA, LLC

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia. On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. As of December 28, 2006, RCM’s wholly owned subsidiary, Regal CineMedia Holdings, LLC (“RCH”), owned 45.4% of the Class A Units of National CineMedia, AMC, as successor in interest to NCN, owned 26.3% of the Class A Units of National CineMedia and Cinemark owned 28.3% of the Class A Units of National CineMedia. National CineMedia focuses on the expansion of ancillary businesses, such as in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

As part of the joint venture transaction, on March 29, 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia. As of December 28, 2006 and December 29, 2005, RCH’s investment in National CineMedia totaled approximately ($1.5 million) and $3.2 million, respectively.

Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 and 35% during fiscal 2005) payable to National CineMedia to service such contracts. For the fiscal year ended December 28, 2006, administrative fees paid to National CineMedia totaled $4.8 million (on $15.0 million of revenue). For the fiscal year ended December 29, 2005, administrative fees paid to National CineMedia totaled $22.5 million (on $64.1 million of revenue). Revenues and expenses attributable to these advertising contracts are recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula is based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor’s theatres for any measurement period. During the fiscal year ended December 28, 2006, the Company recorded $58.5 million of advertising revenues and $3.1 million of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company’s financial statements. During the fiscal year ended December 29, 2005, the Company recorded $16.3 million of advertising revenues and $4.0 million of other revenues derived from these contracts. For the fiscal years ended December 28, 2006 and December 29, 2005, the Company recorded a (loss) gain of ($3.5 million) and $1.5 million, respectively, representing its share of the net income of National CineMedia. As of December 28, 2006, approximately $25.4 million and $0.7 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. In addition, as of December 29, 2005, approximately $14.9 million and $2.8 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

On December 5, 2005, National CineMedia entered into a sublease agreement with RCM pursuant to which National CineMedia subleases its regional office in Chicago, Illinois. Both the sublease and the lease expire on July 31, 2009. Pursuant to the sublease, National CineMedia pays rent in an amount equal to that which would have been paid by RCM under the terms of its lease. The amounts paid by National CineMedia to the landlord for the fiscal year ended December 28, 2006 were less than $0.1 million. In addition, on January 27, 2006, National CineMedia entered into a sublease agreement with RCM pursuant to which National CineMedia subleases its regional office in New York, New York. Both the sublease and the lease expire on April 30, 2010. Pursuant to the sublease, National CineMedia pays rent to RCM in an amount equal to that which would have been paid by RCM under the terms of its lease. The amounts paid to RCM for the fiscal year ended December 28, 2006 were approximately $0.4 million. Lastly, on March 22, 2005, RCM assigned its interests in a sublease from Regal to National CineMedia for its regional office in Woodland Hills, California. The lease and sublease expired on July 31, 2006. Pursuant to the sublease, National CineMedia paid rent to Regal in an amount equal to that which would have been paid by Regal under the terms of its lease. The amounts paid to Regal for the fiscal year ended December 28, 2006 were, in aggregate, less than approximately $0.1 million. Related party amounts for each of the above arrangements for the fiscal year ended December 29, 2005 were comparable to the 2006 amounts.

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

Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. As a result of the formation of National CineMedia, approximately 1.5 million unvested options and 77,020 shares of unvested restricted stock were forfeited. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. Pursuant to the terms of the National CineMedia arrangements, approximately $4.0 million of such costs associated with the Severance Plan were funded by National CineMedia. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the years ended December 28, 2006 and December 29, 2005, the Company recorded total severance expense of approximately $3.9 million and $7.4 million, respectively, including less than $0.1 million of payments in lieu of dividends, related to the Severance Plan.

As part of the joint venture transaction, RCH, NCN and Cinemark, or their respective affiliates, entered into a number of ancillary agreements, including a Limited Liability Company Operating Agreement, as amended (the “Operating Agreement”), in order to set forth their respective rights and obligations as members in connection with their interests in National CineMedia. As discussed further in Note 14—“Subsequent Events,” on February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM Inc., RCH, AMC and Cinemark amended and restated the Operating Agreement and the other ancillary agreements.

5.                 DEBT OBLIGATIONS

Debt obligations at December 28, 2006 and December 29, 2005 consist of the following (in millions):

	December 28 2006	December 29, 2005
	(In millions)
Regal 3 3/4% Convertible Senior Notes	$123.7	$240.0
Regal Cinemas Senior Credit Facility	1,700.0	1,575.9
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.15%, maturing in various installments through January 2021	89.4	92.6
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	22.4	23.5
Other	0.9	1.0
Total debt obligations	1,987.9	1,984.5
Less current portion	(146.2)	(260.4)
Total debt obligations, net of current maturities	$1,841.7	$1,724.1

Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008 (the “Convertible Senior Notes”). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. On or after May 15, 2007, our note holders will have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a change in control, at the then existing conversion price per share. Prior to May 15, 2007, our note holders have the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a change in control, at the then existing conversion price per share, subject to further adjustments described below, if:

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

On December 28, 2006, at the then current conversion price of $14.5483 per share (which conversion price has been and may be further adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 68.7366 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “Convertible Note Hedge”) with Credit Suisse First Boston (“CSFB”), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at December 28, 2006 at a price per share of $14.5483). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as a reduction of consolidated stockholders’ equity (deficit).

We also sold to CSFB a warrant (the “Warrant”) to purchase shares of our Class A common stock. The Warrant is currently exercisable for 8,505,255 shares of our Class A common stock at a December 28, 2006 exercise price of $16.7865 per share (which exercise price has been and may be further adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a credit to consolidated stockholders’ equity (deficit).

The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $16.7865 (as of December 28, 2006). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

On December 28, 2006, the closing sale price of our Class A common stock was $21.55, which exceeded 110% of the then current conversion price of $14.5483. Accordingly, as of December 28, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $14.5483. This conversion option, coupled with the Company’s stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $123.7 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of December 28, 2006. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

During the year ended December 28, 2006, holders of $116.3 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $152.1 million. As a result of these conversions, the Company recorded a $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) during the year ended December 28, 2006.

In connection with the above conversions, the Company received net proceeds of approximately $17.9 million from CSFB attributable to the Convertible Note Hedge and the Warrant. Such proceeds were recorded as an increase to additional paid-in capital.

Regal Cinemas 9 3/8% Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”). Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, and the Senior Subordinated Notes mature on February 1, 2012. The Senior Subordinated Notes are guaranteed by most of Regal Cinemas’ existing subsidiaries and are unsecured, ranking behind Regal Cinemas’ obligations under its Senior Credit Facility and any future senior indebtedness.

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

On April 15, 2004, Regal and its subsidiary, RCBC, commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012. On April 27, 2004, the Company completed its consent solicitation with respect to the Senior Subordinated Notes amending the indenture governing the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Senior Subordinated Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes for those holders who properly tendered their Senior Subordinated Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2007. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the Senior Credit Facility, together with a portion of Regal Cinemas’ available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004. The remaining balance was retained for the fiscal 2004 acquisitions disclosed in Note 3—“Acquisitions” and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas’ senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.1 million. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

Regal Cinemas Fifth Amended and Restated Credit Agreement—On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1.7 billion and a revolving credit facility (the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The principal balance of the Term Facility in the Amended Senior Credit Facility was higher than the term loan balance in the prior credit facility, and such higher principal balance resulted in net proceeds of $21.2 million from the Amended Senior Credit Facility which were set aside for general corporate purposes. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $2.3 million, including $0.8 million of third party costs. In addition, approximately $19.2 million of new debt acquisition costs were recorded in connection with consummation of the Amended Senior Credit Facility.

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

The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain real property. The obligations under the Amended Senior Credit Facility are also guarantied by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain real property. The obligations are further guarantied by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse, and the Federal Funds Effective Rate plus 0.5%. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the Adjusted Eurodollar Rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Calculation of interest is on the basis of the actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of base rate loans based on the Prime Rate) and interest is payable at the end of each interest period (or quarterly in the case of base rate loans based on the Prime Rate) and, in any event, at least every 3 months. As of December 28, 2006 and December 29, 2005, borrowings of $1,700.0 million and $1,575.9 million, respectively, were outstanding under the Term Facility at effective interest rates of 6.23% (as of December 28, 2006) and 6.0% (as of December 29, 2005), after the impact of the interest rate swaps is taken into account.

Regal Cinemas may prepay borrowings under the Amended Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Amended Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

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

The Amended Senior Credit Facility includes several financial covenants including:

•       maximum ratios of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Amended Senior Credit Facility) (initially set at 6.00:1.00 and declining in subsequent periods);

•       maximum ratios of funded debt (net of unencumbered cash) to consolidated EBITDA, (initially equal to 4.00:1.00 and declining in subsequent periods);

•       minimum ratio of (i) consolidated EBITDAR to (ii) the sum of interest expense plus lease expense of 1.50 to 1.0 throughout the term of the Amended Senior Credit Facility; and

•       maximum capital expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year.

The Amended Senior Credit Facility contains customary affirmative covenants including, among other things, maintenance of corporate existence and rights; performance of obligations; delivery of financial statements and other financial information; delivery of notices of default, litigation, ERISA events and material adverse change; maintenance of properties; maintenance of insurance; maintenance of a rating of Regal Cinemas and of the Amended Senior Credit Facility by each of Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc; compliance with laws; inspection of books and properties; further assurances; and payment of taxes.

The Amended Senior Credit Facility also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit the ability of Regal Cinemas and its subsidiaries to, among other things, incur indebtedness, grant liens, make investments or acquisitions, engage in affiliate transactions, or pay dividends. These limitations may restrict the ability of Regal Cinemas to fund the operations the Company or any subsidiary of the Company that is not designated as a restricted subsidiary of Regal Cinemas under the Amended Senior Credit Facility.

The Amended Senior Credit Facility specifies customary events of default including, among other things, nonpayment of principal, interest or other amounts; breach of certain covenants; breach of representations and warranties in any material respect; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control.  Upon the occurrence of an event of default, all obligations under the Amended Senior Credit Facility may be accelerated.

Under the Amended Senior Credit Facility, Regal Cinemas also established a New Incremental Term Facility, which amends and restates the Incremental Term Facility. Under the terms of the New Incremental Term Facility, Regal Cinemas may borrow up to $200 million in additional funds that would be treated as a term loan under the Amended Senior Credit Facility without the need to obtain consent from any lender or any party to the Amended Senior Credit Facility. Borrowing under the New Incremental Term Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. At Regal Cinemas’ option, borrowings under the New Incremental Term Facility bear interest at an Adjusted Eurodollar Rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the New Incremental Term Facility are obtained. Proceeds of Regal Cinemas’ borrowings under the New Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

Interest Rate Swaps—On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.337% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,100.0 million of debt. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the five interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company’s interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

As of December 28, 2006, the aggregate fair value of the interest rate swaps was determined to be approximately $22.4 million, which has been recorded as a component of “Other Non-Current Assets” with a corresponding amount of $13.6 million, net of tax, recorded to “Accumulated Other Comprehensive Income.” The interest rate swaps exhibited no ineffectiveness for the years ended December 28, 2006, December 29, 2005 and December 30, 2004.

Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of EITF 97-10 and SFAS No. 98.

Maturities of Debt Obligations—The Company’s long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2007	$140.8	$3.5	$13.5	$157.8
2008	17.1	3.4	13.5	34.0
2009	17.2	3.5	13.6	34.3
2010	17.2	3.4	13.8	34.4
2011	17.2	3.5	13.8	34.5
Thereafter	1,666.6	17.1	99.3	1,783.0
	1,876.1	34.4	167.5	2,078.0
Less: interest on capital leases and lease financing arrangements		(12.0)	(78.1)	(90.1)
Totals	$1,876.1	$22.4	$89.4	$1,987.9

6.   LEASES

The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 28, 2006, are summarized for the following fiscal years (in millions):

2007	$303.2
2008	303.0
2009	300.5
2010	297.1
2011	291.1
Thereafter	2,189.9

Rent expense under such operating leases amounted to $323.2 million, $310.5 million and $287.0 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively. Contingent rent expense was $18.4 million, $15.6 million and $16.0 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 28, 2006, 14 theaters were subject to the sale leaseback transaction and approximately $53.8 million in principal amount of pass-through certificates were outstanding.

7.  INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 28, 2006	Year ended December 29, 2005	Year ended December 30, 2004
Federal:
Current	$63.9	$62.3	$42.2
Deferred	(15.6)	(11.9)	5.3
Total Federal	48.3	50.4	47.5
State:
Current	13.6	13.9	15.2
Deferred	(4.2)	(3.6)	(3.2)
Total State	9.4	10.3	12.0
Total income tax provision	$57.7	$60.7	$59.5

During the years ended December 28, 2006, December 29, 2005 and December 30, 2004, a current tax benefit of $14.1 million, $13.8 million and $13.2 million, respectively, was allocated directly to stockholders’ equity for the exercise of stock options and dividends paid on restricted stock.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 28, 2006	Year ended December 29, 2005	Year ended December 30, 2004
Provision calculated at federal statutory income tax rate	$50.4	$53.4	$49.7
State and local income taxes, net of federal benefit	6.1	6.7	7.8
Other	1.2	0.6	2.0
Total income tax provision	$57.7	$60.7	$59.5

Significant components of the Company’s net deferred tax asset consisted of the following at:

	December 28, 2006	December 29, 2005
	(in millions)
Deferred tax assets:
Net operating loss carryforward	$63.4	$70.6
Excess of tax basis over book basis of intangible assets	22.4	30.6
Deferred rent	33.7	29.6
Severance expense	2.0	4.0
Other	3.0	3.9
Accrued expenses	0.8	0.9
Excess of tax basis over book basis of convertible bonds	2.5	8.0
Total deferred tax assets	127.8	147.6
Valuation allowance	(36.6)	(37.4)
Total deferred tax assets, net of valuation allowance	91.2	110.2
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(67.9)	(102.5)
Interest rate swaps	(0.9)	(7.8)
Other	(0.4)	(0.8)
Total deferred liabilities	(69.2)	(111.1)
Net deferred tax asset (liability)	$22.0	$(0.9)

At December 28, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $153.3 million with expiration commencing in 2007. The Company’s net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the “ownership change” limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 28, 2006 and December 29, 2005 totaling $36.6 million and $37.4 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of December 28, 2006 and December 29, 2005, $33.7 million of the valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions. During fiscal 2006 the valuation allowance was reduced by $1.2 million as a result of a reduction in the deferred tax asset against which such valuation allowance was recorded. Additionally, during fiscal 2006 the valuation allowance was increased by $0.4 million related to management’s determination that it was more likely than not that certain state net operating losses generated in 2006 would not be realized.

During October 2005, the IRS completed its examination of the Company’s 2002 and 2003 federal tax returns for such years and the Company and the IRS agreed to certain adjustments to the Company’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company’s provision for income taxes.

8.  LITIGATION AND CONTINGENCIES

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants’ motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. On July 29, 2005, Regal filed a motion for summary judgement as to all counts asserted against it. On January 8, 2007, the court granted Regal’s motion for summary judgement in its entirety and dismissed the Plaintiffs claims with prejudice.

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

In prior years, private litigants and the Department of Justice (the “DOJ”) had filed claims against Regal or its subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. Over the next four years, the Company anticipates that it will incur capital costs to modify its theatres in accordance with the DOJ settlement arrangements in the aggregate of up to $5.0 million. From time to time, we receive claims that the stadium seating offered by our theatres allegedly violates the ADA. In these instances, we seek to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

In addition, we, from time to time, receive letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience.

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

On or about January 3, 2007, suit was initiated against the Company in Federal Court, Central District of California, styled, Bateman, individually and on behalf of all others similarly situated, v. Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc., et al., alleging violations of the Fair and Accurate Transaction Act, for allegedly printing expiration dates and credit card numbers on customer receipts. The plaintiff seeks to represent a class of individuals allegedly harmed by this alleged practice. The complaint seeks actual damages and/or statutory damages of at least one hundred dollars or up to one thousand dollars per violation, and attorney fees and costs. We believe we are in substantial compliance with all applicable federal and state laws governing these trade practices.

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

Regal Cinemas, Inc. is a defendant in a few remaining claims arising from its decision to file voluntary petitions for bankruptcy relief. We and our various subsidiary corporations are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

9.  CAPITAL STOCK AND SHARED-BASED COMPENSATION

As of December 28, 2006, the Company’s authorized capital stock consisted of:

•       500,000,000 shares of Class A common stock, par value $0.001 per share;

•       200,000,000 shares of Class B common stock, par value $0.001 per share; and

•       50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18,000,000 shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “RGC.” As of December 28, 2006, 126,448,479 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,908,639 shares were outstanding as of December 28, 2006, all of which are held by Anschutz Company (“Anschutz”) and OCM Principal Opportunities Fund II, L.P. (“OCM”) and its subsidiaries. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the Stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 28, 2006. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

Common Stock

The Class A common stock and the Class B common stock are identical in all respects, except with respect to voting and except that each share of Class B common stock will convert into one share of Class A common stock at the option of the holder or upon a transfer of the holder’s Class B common stock, other than to certain transferees. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Except as required by law, the Class A common stock and the Class B common stock will vote together on all matters. Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company’s remaining assets available for distribution to the stockholders in the event of the Company’s liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Company’s capital stock. The outstanding shares of common stock are, when issued and paid for, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Preferred Stock

The Company’s certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company’s board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 28, 2006, no shares of preferred stock are outstanding.

Share Repurchase Program

During the year ended December 30, 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the years ended December 28, 2006 and December 29, 2005 for additional twelve month periods. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2007. The Company made no repurchases of its outstanding Class A common stock during the year ended December 28, 2006 or during the year ended December 30, 2004.Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 5—“Debt Obligations” and Note 12—“Earnings per Share,” no warrants to acquire the Company’s common stock were outstanding as of December 28, 2006.

Dividends

Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted, or approximately $179.6 million in the aggregate, during the year ended December 28, 2006. In addition, Regal paid four quarterly cash dividends of $0.30 per share, on each outstanding share of its Class A and Class B common stock, or approximately $175.9 million in the aggregate during the year ended December 29, 2005. During the year ended December 30, 2004, Regal paid two quarterly cash dividends of $0.18 per share, one quarterly cash dividend of $0.20 per share and one quarterly cash dividend of $0.30 per share on each share of its Class A and Class B common stock, or approximately $123.7 million in the aggregate. Finally, on June 2, 2004, Regal paid to its stockholders an extraordinary cash dividend of $5.00 per share on each outstanding share of Class A and Class B common stock totaling approximately $718.3 million in the aggregate.

Other Stock Based Compensation

In 2002, the Company established the 2002 Stock Incentive Plan (the “Incentive Plan”) for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units” the Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.

In conjunction with the exchange transaction on April 12, 2002, the holders of outstanding options of United Artists and Regal Cinemas received under the Plan replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. As a result, stock option information presented herein prior to the exchange of options has been retroactively restated to reflect the effects of the exchange transaction.

In connection with the July 1, 2003 and June 2, 2004 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.6901 to $15.5302 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 4,915,887, and an increase in the total number of authorized shares under the Plan to 16,110,241. As of December 28, 2006 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 3,095,601 shares of Class A common stock under the Incentive Plan, and 3,411,335 shares remaining available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

As a result of adopting SFAS 123R on December 30, 2005, our income before income taxes, net income, basic earnings per share and diluted earnings per share were $3.3 million, $2.0 million, $0.01 and $0.02 less, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 (“APB 25”) for our stock option grants.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards based on factors at the date of grant. Stock compensation expense for each of the years ended December 28, 2006, December 29, 2005 and December 30, 2004 was based on the following assumptions at the dates the stock options were granted:

Expected volatility	38.0-39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.0-4.9%
Dividend yield	3.0-4.5%

Expected volatility is based on historical volatility of the Company’s common stock price. The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the years ended December 28, 2006 and December 29, 2005.

As share-based compensation expense recognized in the consolidated statement of income for the year ended December 28, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

During the years ended December 28, 2006, December 29, 2005 and December 30, 2004, the Company recognized approximately $6.5 million, $5.0 million and $5.6 million of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses for the year ended December 28, 2006. At December 28, 2006, there was $1.8 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 0.26 years.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 28, 2006, our consolidated statement of cash flows reflects $13.0 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $16.1 million for the year ended December 28, 2006. The actual income tax benefit realized from stock option exercises is $14.1 million for the same period.

The following table represents stock option activity for the year ended December 28, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contract Life
Outstanding options at beginning of period	5,943,986	$6.43
Granted	—	—
Exercised	(2,822,894)	5.72
Forfeited	(25,491)	13.18
Outstanding options at end of period	3,095,601	$7.03	5.48 Yrs
Outstanding exercisable at end of period	713,049	$8.69	5.53 Yrs

Shares available for future stock option grants to employees and directors under the Incentive Plan were approximately 3.4 million at December 28, 2006. The aggregate intrinsic value of options outstanding at December 28, 2006 was $44.9 million, and the aggregate intrinsic value of options exercisable was $9.2 million. Total intrinsic value of options exercised was $40.2 million, $39.5 million and $38.3 million, for the years ended December 28, 2006, December 29, 2005 and December 30, 2004.

The following table summarizes our nonvested stock option activity for the year ended December 28, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at beginning of period	5,017,954	$2.98
Vested	(2,621,134)	2.99
Forfeited	(14,268)	4.48
Nonvested stock options at end of period	2,382,552	$2.96

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. For purposes of pro forma disclosures under SFAS 123 for the years ended December 29, 2005 and December 30, 2004, the estimated fair value of the share-based awards was assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

	Year Ended December 29, 2005	Year Ended December 30, 2004
Net income:
As reported	$91.8	$82.5
Add: Share-based employee compensation reported in net income, net of taxes	3.1	3.3
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(3.7)	(6.2)
Pro forma	$91.2	$79.6
Basic earnings per share:
As reported	$0.63	$0.57
Add: Share-based employee compensation reported in net income, net of taxes	0.02	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.03)	(0.04)
Pro forma	$0.62	$0.55
Diluted earnings per share:
As reported	$0.59	$0.55
Add: Share-based employee compensation reported in net income, net of taxes	0.02	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.02)	(0.04)
Pro forma	$0.59	$0.53

Restricted Stock

During the fiscal year ended December 29, 2005, the Company implemented a restricted stock program to provide for restricted stock awards to officers, directors and key employees. Under the restricted stock program, common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. On February 11, 2005, 229,990 shares were granted under the restricted stock program at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $19.90 per share. On March 7, 2006, 169,689 shares were granted under the restricted stock program at nominal cost to officers, directors and key employees. The closing price of our Class A common stock on the date of grant was $18.67 per share. On April 25, 2006, June 6, 2006 and September 18, 2006, a total of 15,973 shares were granted in the aggregate under the restricted stock program at nominal cost to a key employee and certain newly-elected directors. The closing price of our Class A common stock was $20.51 per share on April 25, 2006, $19.28 per share on June 6, 2006 and $19.52 per share on September 18, 2006.

During the fiscal years ended December 28, 2006 and December 29, 2005, the Company recognized approximately $1.6 million and $0.7 million of share-based compensation expense related to these restricted share grants. Such expense is presented as a component of general and administrative expenses for the fiscal year ended December 28, 2006. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 28, 2006, we have unrecognized compensation expense of $4.2 million associated with these awards. Upon adoption of SFAS 123R, the cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards was not material. During the year ended December 28, 2006, the Company paid four cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.4 million.

The following table represents the shares of restricted stock that were granted and outstanding as of December 28, 2006 and December 29, 2005:

	Year ended December 28, 2006	Year Ended December 29, 2005
Restricted stock:
Granted during the period ended	185,662	229,990
Outstanding, as of	322,692	151,760

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements will be entered into between the Company and each grantee of performance share units. Pursuant to the terms and conditions of the Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained (“TSRA”) by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee’s death, disability, retirement, termination with or without cause or the occurrence of a change of control). The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Pursuant to the Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the Performance Agreement.

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

Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of FAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. On June 1, 2006, the aggregate fair value of the performance share awards was determined to be $3.4 million, which includes related dividends on shares ultimately earned and paid on June 1, 2009. The fair value of the performance share awards will be amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the year ended December 28, 2006, the Company recognized approximately $0.5 million of share-based compensation expense related to these performance shares. Such expense is presented as a component of general and administrative expenses for the year ended December 28, 2006. As of December 28, 2006, there was $2.8 million of unrecognized compensation cost related to the performance shares. The key assumptions used for valuing performance shares follow:

Year Ended December 28, 2006
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

The following tables summarize information about the performance shares activity:

Year Ended December 28, 2006
Number of performance shares:
Outstanding at beginning of year	—
Granted (based on target TSRA)	402,150
Forfeited	(18,840)
Outstanding as of December 28, 2006	383,310

The above table does not include the maximum or minimum number of shares of restricted stock contingently issuable. An additional 287,483 shares of restricted stock could be issued providing the maximum TSRA is met.

10.          RELATED PARTY TRANSACTIONS

During the fiscal year ended December 30, 2004, Regal Cinemas incurred approximately $3.0 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for reimbursement of travel related expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred approximately $0.7 million of expenses payable to Anschutz affiliates for certain marketing and business services.

During the fiscal year ended December 30, 2004, an Anschutz affiliate paid Regal Cinemas approximately $0.2 million for rent and other expenses related to a theatre facility. Regal Cinemas recorded revenue of approximately $0.1 million from certain affiliates of Anschutz related to the marketing and business meeting services provided by Regal CineMedia to these affiliates.

During the fiscal year ended December 29, 2005, Regal Cinemas, incurred approximately $3.8 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, during the fiscal year ended December 29, 2005 Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for the reimbursement of travel expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising, marketing and business services during the fiscal year ended December 29, 2005.

During the fiscal year ended December 29, 2005, an Anschutz affiliate paid Regal Cinemas approximately $0.1 million for the reimbursement of purchased equipment at cost. As of December 29, 2005, Regal Cinemas was due less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. In addition, as of December 29, 2005, Regal is due less than $0.1 million for travel costs incurred on behalf of an Anschutz affiliate.

During the fiscal year ended December 28, 2006, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was less than $0.2 million.

As of December 28, 2006, Regal has entered into a letter of intent with an Anschutz affiliate regarding a potential new theatre development located in Los Angeles, California. Regal contemplates funding a portion of the construction costs and entering into a long term lease agreement for the use of the theatre site. The ultimate financial terms of the potential new theatre development will be approved by those directors without an interest in the transaction.

During the fiscal year ended December 28, 2006, Regal Cinemas, incurred approximately $3.9 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.2 million of expenses payable to Anschutz affiliates for certain advertising services during the fiscal year ended December 28, 2006. During the fiscal year ended December 28, 2006, Regal Cinemas received from an Anschutz affiliate approximately $0.1 million for rent and other expenses related to a theatre facility and reimbursement of travel costs incurred on behalf of an Anschutz affiliate.

See Note 4—“Formation of National CineMedia, LLC,” for discussion of related party transactions between National CineMedia and the Company during the years ended December 28, 2006 and December 29, 2005.

11.          EMPLOYEE BENEFIT PLAN

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 40% of the participant’s contributions up to 6% of the participant’s compensation. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made discretionary contributions of approximately $1.3 million, $1.3 million and $1.2 million to the Plan in fiscal 2006, 2005 and 2004, respectively.

12.          EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, the Convertible Note Hedge and Warrant and restricted stock using the treasury stock method. The components of basic and diluted earnings per share are as follows (in millions, except share data):

	Year ended December 28, 2006	Year ended December 29, 2005	Year ended December 30, 2004
Net income	$86.3	$91.8	$82.5
Weighted average shares outstanding (in thousands):
Basic:	149,019	146,275	143,581
Add common stock equivalents	6,105	8,055	5,639
Diluted:	155,124	154,330	149,220
Earnings per share
Basic:	$0.58	$0.63	$0.57
Diluted:	$0.56	$0.59	$0.55

Common stock equivalents consist principally of stock options, warrants and restricted stock. There were no antidilutive stock options, warrants or restricted stock outstanding as of December 28, 2006, December 29, 2005 and December 30, 2004.

The Convertible Senior Notes discussed in Note 5—“Debt Obligations” allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On December 28, 2006, the closing sale price of our Class A common stock was $21.55, which exceeded 110% of the then current conversion price of $14.5483 on the Convertible Senior Notes. Accordingly, as of December 28, 2006, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $14.5483. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 2.8 million shares, 3.4 million shares, and 1.4 million shares in our diluted earnings per share computations for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively.

In addition, as described in Note 5—“Debt Obligations,” we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $16.7865 at December 28, 2006. SFAS No. 128, “Earnings Per Share,” however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 1.4 million shares, 1.5 million shares, and 0.4 million shares in our diluted earnings per share computations for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively. As of December 28, 2006, the maximum number of shares that could potentially be included under the Warrant is 8.5 million.

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

The fair value of the Regal Cinemas Senior Credit Facility described in Note 5—“Debt Obligations,” which consists of the Term Loan and the Revolving Facility, is estimated based on quoted market prices as of December 28, 2006 and December 29, 2005. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of December 28, 2006 and December 29, 2005. The fair value of the Company’s other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at December 28, 2006 and December 29, 2005 consist of the following:

	December 28, 2006	December 29, 2005
	(In millions)
Carrying amount	$1,876.1	$1,868.4
Fair value	$1,938.4	$1,939.2

14.          SUBSEQUENT EVENTS

Restricted Stock Performance Share Units Grants

On January 10, 2007, 164,647 restricted shares were granted under the restricted stock program at nominal cost to officers, directors and key employees. Under the restricted stock program, common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $22.25 per share.

Also on January 10, 2007, 188,789 performance shares were granted under our restricted stock program at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal’s Class A common stock on January 10, 2010 (the third anniversary of the grant date) to the target TSRA set forth in the Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $22.25 per share.

National CineMedia Developments

On February 12, 2007, we, along with AMC and Cinemark entered into a joint venture company known as Digital Cinema Implementation Partners LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, former president and chief executive officer of Loews Theatres, is the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. In addition, DCIP has entered into a digital cinema services agreement with National CineMedia for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark.

On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed the initial public offering, or IPO, of its common stock. NCM Inc. sold 38 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of $281 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received $315.1 million as a result of the preferred unit redemption. At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold 1,637,826 common units to NCM Inc. for proceeds of $32.2 million, and upon completion of this sale of common units, Regal held 21,230,712 common units of National CineMedia, or a 22.6% interest. After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445 million. We are currently exploring alternatives for using these proceeds, and may use some or all of the proceeds for strategic acquisitions or to return value to stockholders through an extraordinary dividend, stock repurchases or other corporate uses.

In connection with the completion of the IPO, Regal amended and restated its existing services agreement with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, Regal agreed to a modification of National CineMedia’s payment obligation under the existing services agreement. The modification extends the term of the services agreement to 30 years, provides National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changes the basis upon which Regal is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which will increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, Regal is required to purchase such time from National CineMedia at a negotiated rate. In addition, after completion of the IPO, Regal expects to receive mandatory quarterly distributions of excess cash from National CineMedia.

Other

On February 8, 2007, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock. The dividend is payable on March 19, 2007 to stockholders of record on March 9, 2007.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 28, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 28, 2006, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm

Our management’s report on internal control over financial reporting and our registered public accounting firm’s audit report on management’s assessment of our internal control over financial reporting are included in Part II, Item 8, on pages 50 and 51-52, respectively, of this Form 10-K, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading “Executive Officers of the Registrant” as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Proposal 1. Election of Class I Directors,” “Board and Committee Information” and “Section 16(a) Beneficial Ownership Reporting Compliance”) to be held on May 9, 2007 and to be filed with the Securities and Exchange Commission within 120 days after December 28, 2006.

Item 11.                 EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Executive Compensation”) to be held on May 9, 2007 and to be filed with the Securities and Exchange Commission within 120 days after December 28, 2006.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Beneficial Ownership of Voting Securities” and “Executive Compensation—Equity Compensation Plan Information”) to be held on May 9, 2007 and to be filed with the Securities and Exchange Commission within 120 days after December 28, 2006.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships and Related Transactions”) to be held on May 9, 2007 and to be filed with the Securities and Exchange Commission within 120 days after December 28, 2006.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Independent Directors”) to be held on May 9, 2007 and to be filed with the Securities and Exchange Commission within 120 days after December 28, 2006.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report on Form 10-K:

(1)         Consolidated financial statements of Regal Entertainment Group:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (Internal Control over Financial Reporting)

Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

Regal’s Consolidated Balance Sheets as of December 28, 2006 and December 29, 2005

Regal’s Consolidated Statements of Income for the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004

Regal’s Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004

Regal’s Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004

Notes to Regal’s Consolidated Financial Statements

(2)         Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

(3)         Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
1.1

Underwriting Agreement, dated October 31, 2006, among Registrant, OCM Principal Opportunities Fund II, L.P. and Credit Suisse Securities (USA) LLC (filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on November 1, 2006, and incorporated herein by reference)

2.1

Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.2

Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)

2.3

United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.’s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)

2.4

United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant’s Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

2.5

Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6

Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor’s Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7

Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registrant’s Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1

Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2

Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3

Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Administrative Agent, (filed as exhibit 4.3 to Registrant’s Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.1

Fifth Amended and Restated Credit Agreement, dated as of October 27 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)

4.4

Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

4.4.1

First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.4.2

Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.4.3

Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant’s Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.4

Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant’s Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.5

Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant’s Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.6

Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant’s Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.5

Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)

4.6

Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificateholder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.7

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.8

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.9

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.10

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.11

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.12

Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant’s Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.13

Form of Registrant’s 3 3/4% Convertible Senior Notes due 2008 (filed as exhibit A in exhibit 4.5 to Registrant’s Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

10.1

Regal Entertainment Group Amended and Restated Stockholders’ Agreement (filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2*

2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant’s Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)

10.2.1*

Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.2.2*

Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.2.3*

Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)

10.3*

Employment Agreement, dated May 3, 2002, between Registrant and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.4*

Employment Agreement, dated May 3, 2002, between Registrant and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.5*

Employment Agreement, dated May 3, 2002, between Registrant and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6*

Employment Agreement, dated May 3, 2002, between Registrant and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.8*	Summary of Director Compensation Arrangements (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.9*

Summary of Annual Executive Incentive Program (filed as exhibit 10.15 to Registrant’s Form 10-K for the fiscal year ended December 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

10.10

Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.’s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.11*

Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.12*	Form of Director Indemnification Agreement (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 9, 2006, and incorporated herein by reference)
10.13*

Indemnity Agreement, dated as of July 9, 2004, by and between Registrant and Lewis W. Coleman (filed as exhibit 10.1 to Registrant’s Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

10.14*

Indemnity Agreement, dated as of July 12, 2004, by and between Registrant and Michael J. Dolan (filed as exhibit 10.2 to Registrant’s Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

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

REGAL ENTERTAINMENT GROUP
February 26, 2007	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL L. CAMPBELL	Director, Chairman and Chief Executive	February 26, 2007
Michael L. Campbell	Officer (Principal Executive Officer)
/s/ AMY E. MILES	Chief Financial Officer	February 26, 2007
Amy E. Miles	(Principal Financial Officer)
/s/ DAVID H. OWNBY	Senior Vice President and Chief Accounting	February 26, 2007
David H. Ownby	Officer (Principal Accounting Officer)
/s/ THOMAS D. BELL, JR.	Director	February 26, 2007
Thomas D. Bell, Jr.
/s/ STEPHEN A. KAPLAN	Director	February 26, 2007
Stephen A. Kaplan
/s/ DAVID KEYTE	Director	February 26, 2007
David Keyte
/s/ LEE M. THOMAS	Director	February 26, 2007
Lee M. Thomas
/s/ JACK TYRRELL	Director	February 26, 2007
Jack Tyrrell
/s/ NESTOR R. WEIGAND, JR.	Director	February 26, 2007
Nestor R. Weigand, Jr.
/s/ ALEX YEMENIDJIAN	Director	February 26, 2007
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
1.1

Underwriting Agreement, dated October 31, 2006, among Registrant, OCM Principal Opportunities Fund II, L.P. and Credit Suisse Securities (USA) LLC (filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on November 1, 2006, and incorporated herein by reference)

2.1

Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.2

Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)

2.3

United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.’s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)

2.4

United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant’s Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

2.5

Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6

Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor’s Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7

Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registrant’s Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to Registrant’s Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1

Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2

Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3

Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Administrative Agent, (filed as exhibit 4.3 to Registrant’s Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.1

Fifth Amended and Restated Credit Agreement, dated as of October 27 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)

4.4

Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

4.4.1

First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.4.2

Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.4.3

Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant’s Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.4

Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant’s Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.5

Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant’s Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.6

Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant’s Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.5

Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)

4.6

Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificateholder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.7

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.8

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.9

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.10

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.11

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.12

Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant’s Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.13

Form of Registrant’s 3 3/4% Convertible Senior Notes due 2008 (filed as exhibit A in exhibit 4.5 to Registrant’s Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

10.1

Regal Entertainment Group Amended and Restated Stockholders’ Agreement (filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2*

2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant’s Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)

10.2.1*

Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.2.2*

Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.2.3*

Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)

10.3*

Employment Agreement, dated May 3, 2002, between Registrant and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.4*

Employment Agreement, dated May 3, 2002, between Registrant and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.5*

Employment Agreement, dated May 3, 2002, between Registrant and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6*

Employment Agreement, dated May 3, 2002, between Registrant and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.8*	Summary of Director Compensation Arrangements (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.9*

Summary of Annual Executive Incentive Program (filed as exhibit 10.15 to Registrant’s Form 10-K for the fiscal year ended December 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

10.10

Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.’s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.11*

Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.12*	Form of Director Indemnification Agreement (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 9, 2006, and incorporated herein by reference)
10.13*

Indemnity Agreement, dated as of July 9, 2004, by and between Registrant and Lewis W. Coleman (filed as exhibit 10.1 to Registrant’s Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

10.14*

Indemnity Agreement, dated as of July 12, 2004, by and between Registrant and Michael J. Dolan (filed as exhibit 10.2 to Registrant’s Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

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