Form 10-Q
period 2007-03-29
REGAL ENTERTAINMENT GROUP
filed 2007-05-08
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Class A Common Stock—129,016,549 shares outstanding at May 4, 2007

Class B Common Stock—23,708,639 shares outstanding at May 4, 2007

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 29, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$807.7	$162.2
Trade and other receivables, net	21.3	59.8
Inventories	8.4	8.0
Prepaid expenses and other current assets	11.8	1.8
Assets held for sale	6.7	8.6
Deferred income tax asset	0.8	0.6
TOTAL CURRENT ASSETS	856.7	241.0
PROPERTY AND EQUIPMENT:
Land	133.2	133.2
Buildings and leasehold improvements	1,668.5	1,667.3
Equipment	852.8	852.6
Construction in progress	34.4	31.7
Total property and equipment	2,688.9	2,684.8
Accumulated depreciation and amortization	(799.7)	(763.0)
TOTAL PROPERTY AND EQUIPMENT, NET	1,889.2	1,921.8
GOODWILL	188.4	214.9
DEFERRED INCOME TAX ASSET	85.8	21.4
OTHER NON-CURRENT ASSETS	64.8	69.7
TOTAL ASSETS	$3,084.9	$2,468.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$146.1	$146.2
Accounts payable	148.0	168.1
Accrued expenses	47.9	61.1
Income taxes payable	185.1	52.3
Deferred revenue	129.4	99.4
Dividends payable	302.0	—
Interest payable	29.4	29.2
TOTAL CURRENT LIABILITIES	987.9	556.3
LONG-TERM DEBT	1,731.0	1,735.3
LEASE FINANCING ARRANGEMENTS	84.8	85.8
CAPITAL LEASE OBLIGATIONS	19.8	20.6
NON-CURRENT DEFERRED REVENUE	278.3	—
OTHER NON-CURRENT LIABILITIES	112.8	91.1
TOTAL LIABILITIES	3,214.6	2,489.1
MINORITY INTEREST	1.9	1.9
STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 127,268,879 and 126,448,479 shares issued and outstanding at March 29, 2007 and December 28, 2006, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 and 23,908,639 shares issued and outstanding at March 29, 2007 and December 28, 2006, respectively	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(148.0)	(66.1)
Retained earnings	5.8	30.2
Accumulated other comprehensive income, net	10.5	13.6
TOTAL STOCKHOLDERS’ DEFICIT	(131.6)	(22.2)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,084.9	$2,468.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended March 29, 2007	Quarter Ended March 30, 2006
REVENUES:
Admissions	$426.7	$392.0
Concessions	168.3	158.6
Other operating revenue	30.0	34.5
TOTAL REVENUE	625.0	585.1
OPERATING EXPENSES:
Film rental and advertising costs	218.0	197.0
Cost of concessions	25.0	24.1
Rent expense	81.0	77.6
Other operating expenses	164.9	158.6
General and administrative expenses (including share-based compensation of $2.1 and $2.0 for the quarters ended March 29, 2007 and March 30, 2006, respectively)	16.0	15.9
Depreciation and amortization	46.3	49.7
Net loss on disposal and impairment of operating assets	5.4	5.7
Equity in earnings of joint venture including former employee compensation	3.4	5.8
TOTAL OPERATING EXPENSES	560.0	534.4
INCOME FROM OPERATIONS	65.0	50.7
OTHER EXPENSE (INCOME):
Interest expense, net	31.0	31.1
Gain on NCM transaction (Note 3)	(350.7)	—
Loss on extinguishment of debt	—	0.9
TOTAL OTHER EXPENSE (INCOME), NET	(319.7)	32.0
INCOME BEFORE INCOME TAXES	384.7	18.7
PROVISION FOR INCOME TAXES	155.6	7.5
NET INCOME	$229.1	$11.2
EARNINGS PER SHARE:
Basic	$1.52	$0.08
Diluted	$1.46	$0.07
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	150,296	147,767
Diluted	157,201	154,038

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 29, 2007	Quarter Ended March 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229.1	$11.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46.3	49.7
Share-based compensation expense	2.1	2.0
Deferred income tax benefit	(44.8)	(1.1)
Net loss on disposal and impairment of operating assets	5.4	5.7
Equity in earnings of joint venture including former employee compensation	3.4	5.8
Non-cash gain on NCM transaction	(3.4)	—
Loss on extinguishment of debt	—	0.9
Non-cash rent expense	2.4	2.7
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	38.5	31.0
Inventories	(0.4)	(0.1)
Prepaid expenses and other current assets	(7.3)	(3.5)
Accounts payable	(20.0)	(42.3)
Income taxes payable	160.4	(44.7)
Deferred revenue	308.3	22.7
Accrued expenses and other liabilities	(10.0)	(19.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	710.0	20.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.9)	(18.5)
Proceeds from disposition of assets	3.1	1.9
Investment in joint ventures	(1.5)	—
NET CASH USED IN INVESTING ACTIVITIES	(18.3)	(16.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(45.3)	(44.6)
Proceeds from stock option exercises	3.2	6.2
Net payments on long term obligations	(6.2)	(5.0)
Cash used to settle conversions of convertible notes	—	(5.3)
Net proceeds attributable to convertible note hedge and warrant	—	0.7
Excess tax benefits from share-based payment arrangements	2.2	5.4
Payment of debt acquisition costs and other	(0.1)	(1.4)
NET CASH USED IN FINANCING ACTIVITIES	(46.2)	(44.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	645.5	(39.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	162.2	196.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$807.7	$156.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$32.9	$48.2
Cash paid for interest	$32.2	$29.7
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Declaration of extraordinary dividend	$302.0	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

Regal Entertainment Group (the “Company,” “Regal,” “we” or “us”) is the parent company of Regal Entertainment Holdings, Inc. (“REH”), which is the parent company of Regal Cinemas Corporation (“Regal Cinemas”) and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. (“RCI”) and its subsidiaries, which include Edwards Theatres, Inc. (“Edwards”), Regal CineMedia Corporation (“Regal CineMedia” or “RCM”), Hoyts Cinemas Corporation (“Hoyts”) and United Artists Theatre Company (“United Artists”). The terms Regal or the Company, REH, Regal Cinemas, RCI, United Artists, Edwards, Regal CineMedia and Hoyts shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

Regal operates the largest theatre circuit in the United States, consisting of 6,340 screens in 529 theatres in 39 states and the District of Columbia as of March 29, 2007.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of March 29, 2007, the Company managed its business under one reportable segment: theatre exhibition operations.

For a discussion of the series of events leading to the formation of the Company and other significant transactions which have occurred through December 28, 2006, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 26, 2007 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended December 28, 2006.

On March 29, 2005, Regal and AMC Entertainment Inc. (“AMC”) announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia, LLC (“National CineMedia”). On July 15, 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. On February 13, 2007, National CineMedia, Inc. (“NCM Inc.”), a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM Inc., Regal CineMedia Holdings, LLC (“RCH”), a wholly owned subsidiary of RCM, AMC and Cinemark amended and restated the Operating Agreement and the other ancillary agreements.  As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the quarter ended March 29, 2007.

During the quarter ended March 29, 2007, Regal paid one quarterly cash dividend of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $45.3 million in the aggregate.

In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. The dividend was recorded as a $302.0 million increase to stockholders’ deficit upon declaration.

Total comprehensive income for the quarters ended March 29, 2007 and March 30, 2006 was $226.0 million and $18.2 million, respectively.  Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters ended March 29, 2007 and

March 30, 2006. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of March 29, 2007 and the unaudited condensed consolidated statements of income and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 2006 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 28, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 29, 2007 are not necessarily indicative of the operating results that may be achieved for the full 2007 fiscal year.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2. RECENT ACQUISITIONS

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

3. INVESTMENT IN NATIONAL CINEMEDIA, LLC

Formation of National CineMedia, LLC

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, NCN, into a new joint venture company known as National CineMedia. On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia.  National CineMedia focuses on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

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

Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 through the date of the IPO of NCM Inc.) payable to National CineMedia to service such contracts. For the period from December 29, 2006 through February 12, 2007 and the quarter ended March 30, 2006, administrative fees paid to National CineMedia totaled less than $0.1 million (on less than $0.1 million of revenue) and $1.1 million (on $3.5 million of revenue), respectively.  Revenues and expenses attributable to these advertising contracts were recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective theatre exhibition subsidiaries, receive revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula was based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor’s theatres for any measurement period.  During the period from December 29, 2006 through February 12, 2007, the Company recorded $6.2 million of advertising revenues and $0.4 million of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company’s financial statements. During the quarter ended March 30, 2006, the Company recorded $7.6 million of advertising revenues and $0.6 million of other revenues derived from these contracts. For the period from December 29, 2006 through February 12, 2007 and the quarter ended March 30, 2006, the Company recorded a loss of $2.0 million and $4.2 million, respectively, representing its share of the net loss of National CineMedia. As of December 28, 2006, RCH owned 45.4% of the Class A Units of National CineMedia, AMC, as successor in interest to NCN, owned 26.3% of the Class A Units of National CineMedia and Cinemark owned 28.3% of the Class A Units of National CineMedia.  See “Initial Public Offering of National CineMedia, Inc. and Other Developments” below for a discussion of related amounts for the period from February 13, 2007 through March 29, 2007.

As described in Note 4 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006, in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the RCI Severance Plan For Equity Compensation (the “Severance Plan”). Participation in the Severance Plan is limited to employees of RCM who held an unvested option to purchase shares of Regal’s Class A common stock or unvested shares of Regal’s restricted Class A common stock pursuant to the terms of the Company’s 2002 Incentive Plan (the “Incentive Plan”) immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. Each employee’s termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a “Participant”) is, at the times set forth in the Severance Plan, entitled to cash payments based on the value of Regal’s Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance

Plan.  As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarters ended March 29, 2007 and March 30, 2006, the Company recorded total severance expense of approximately $1.4 million and $1.6 million, respectively, including payments in lieu of dividends, related to the Severance Plan.

Initial Public Offering of National CineMedia, Inc. and Other Developments

On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. NCM Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. Because NCM Inc.’s Certificate of Incorporation requires that NCM Inc. at all times maintain a one-to-one ratio between the number of common units of National CineMedia owned by NCM Inc. and the number of outstanding shares of common stock of NCM Inc., NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia.  As a result of the NCM, Inc.’s acquisition of common units in National CineMedia, the Company recognized a change in interest gain of approximately $182.7 million along with a corresponding increase in the Company’s equity investment in National CineMedia.

In connection with the completion of the IPO, RCI amended and restated its existing exhibitor services agreement (“ESA”) with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds (approximately $281.0 million), RCI agreed to a modification of National CineMedia’s payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which Regal is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, RCI is required to purchase such time from National CineMedia at a negotiated rate. In addition, after completion of the IPO, we expect to receive mandatory quarterly distributions of excess cash from National CineMedia.

The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment.  We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists.  This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method.   Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period’s expected decrease in revenues due to entry into the new ESA. During the period from February 13, 2007 through March 29, 2007, the Company recognized $0.3 million of advertising revenue utilizing the units of revenue amortization method.

At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM Inc. for proceeds of approximately $32.2 million and recognized a gain on the sale of such units of approximately $19.3 million.  Upon completion of this sale of common units and as of March 29, 2007, Regal held approximately 21.2 million common units of National CineMedia, or a 22.6% interest.

Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. Upon redemption by National CineMedia of the preferred units, the Company applied such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain.  Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia.  In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution.  Until such time, equity earnings will be recognized only to the extent that the Company receives cash distributions from National CineMedia.  For the period from February 13, 2007 through March 29, 2007, the Company received no cash distributions from National CineMedia.  As a result, no equity earnings were recognized during the period from February 13, 2007 through March 29, 2007.

After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445.0 million. The Company used a portion of the net proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.

As of March 29, 2007, we continue to account for our investment in National CineMedia following the equity method of accounting.  The changes in the carrying amount of our investment in National CineMedia for the quarter ended March 29, 2007 (in millions):

Investment in National CineMedia, LLC
Balance as of December 28, 2006	$(1.5)
Equity in earnings of National CineMedia (December 29, 2006 through February 12, 2007)	(2.0)
Gain on change in interest	182.7
Net book value of units sold in over-allotment	(12.8)
Redemption of preferred units	(166.4)
Equity in earnings of National CineMedia (February 13, 2007 through March 29, 2007)	—

Balance as of March 29, 2007	$—

As a result of the ESA amendment and related modification payment, for the period from February 13, 2007 through March 29, 2007, theatre access fees and other revenues received from National CineMedia, offset by the purchase of on-screen advertising time from National CineMedia for on-screen advertising time provided to our beverage concessionaire, totaled approximately $0.3 million.  This amount is presented as a component of other operating revenues in the Company’s financial statements.  As of March 29, 2007, approximately $3.9 million and $4.5 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of December 28, 2006, approximately $25.4 million and $0.7 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

On February 12, 2007, we, along with AMC and Cinemark entered into a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, former president and chief executive officer of Loews Theatres, is the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark.  The Company’s investment (consisting of contributed cash) in DCIP totaled approximately $1.5 million as of March 29, 2007.

4. DEBT OBLIGATIONS

Debt obligations at March 29, 2007 and December 28, 2006 consist of the following (in millions):

	March 29, 2007	December 28, 2006
Regal 3 3/4% Convertible Senior Notes	$123.7	$123.7
Regal Cinemas Senior Credit Facility	1,695.7	1,700.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.15%, maturing in various installments through January 2021	88.6	89.4
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	21.3	22.4
Other	0.9	0.9

Total debt obligations	1,981.7	1,987.9
Less current portion	(146.1)	(146.2)

Total debt obligations, net of current maturities	$1,835.6	$1,841.7

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

On March 29, 2007, at the then current conversion price of $13.0075 per share (which conversion price has been and may be further adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 76.8787 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “Convertible Note Hedge”) with Credit Suisse First Boston (“CSFB”), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from CSFB a fixed number of shares of our Class A common stock (at March 29, 2007 at a price per share of $13.0075). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to CSFB a warrant (the “Warrant”) to purchase shares of our Class A common stock. The Warrant is currently exercisable for 9,509,884 shares of our Class A common stock at a March 29, 2007 exercise price of $15.0087 per share (which exercise price has been and may be further adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million in cash from CSFB in return for the sale of this forward share purchase option contract. CSFB cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders’ deficit.

The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from CSFB to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $15.0087 (as of March 29, 2007). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

On March 29, 2007, the closing sale price of our Class A common stock was $19.70, which exceeded 110% of the then current conversion price of $13.0075. Accordingly, as of March 29, 2007, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $13.0075. This conversion option, coupled with the Company’s stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $123.7 million principal amount of the Convertible Senior Notes as a current liability on the accompanying unaudited condensed consolidated balance sheet as of March 29, 2007. The future balance sheet classification of this liability (i.e., current versus non-current presentation) will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

During the quarter ended March 30, 2006, holders of $4.4 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $5.3 million. As a result of these conversions, the Company recorded a $0.9 million loss on debt extinguishment during the quarter ended March 30, 2006.

In connection with the above conversions, the Company received net proceeds of approximately $0.7 million for the quarter ended March 30, 2006 from CSFB attributable to the Convertible Note Hedge and the Warrant.  Such proceeds were recorded as an increase to additional paid-in capital.

Regal Cinemas Fifth Amended and Restated Credit Agreement—On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The principal balance of the Term Facility in the Amended Senior Credit Facility was higher than the term loan balance in the prior credit facility, and such higher principal balance resulted in net proceeds of $21.2 million from the Amended Senior Credit Facility which were set aside for general corporate purposes. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $2.3 million, including $0.8 million of third party costs. In addition, approximately $19.2 million of new debt acquisition costs were recorded in connection with consummation of the Amended Senior Credit Facility.

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

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. As of March 29, 2007 and December 28, 2006, borrowings of $1,695.7 million and $1,700.0 million, respectively, were outstanding under the Term Facility at an effective interest rate of 6.23% (as of March 29, 2007 and December 28, 2006), after the impact of the interest rate swaps is taken into account.

Under the Amended Senior Credit Facility, Regal Cinemas also established an additional term loan (“New Incremental Term Facility”) which amends and restates the existing incremental term facility. Under the terms of the New Incremental Term Facility, Regal Cinemas may borrow up to $200.0 million in additional funds that would be treated as a term loan under the Amended Senior Credit Facility without the need to obtain consent from any lender or any party to the Amended Senior Credit Facility. Borrowing under the New Incremental Term Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. At Regal Cinemas’ option, borrowings under the New Incremental Term Facility bear interest at an Adjusted Eurodollar Rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the New Incremental Term Facility are obtained. Proceeds of Regal Cinemas’ borrowings under the New Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

The Amended Senior Credit Facility is further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006.

Interest Rate Swaps—As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006, during 2004 and 2005, Regal Cinemas entered into a total of five hedging relationships via five distinct interest rate swap agreements to hedge approximately $1,100.0 million of variable rate liabilities.

As of March 29, 2007, the aggregate fair value of the five interest rate swaps was determined to be approximately $17.4 million, which has been recorded as a component of “Other Non-Current Assets” with a corresponding amount of $10.5 million, net of tax, recorded to “Accumulated Other Comprehensive Income.” The interest rate swaps exhibited no ineffectiveness for the quarters ended March 29, 2007 and March 30, 2006.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and incorporated by reference herein.

5. INCOME TAXES

Effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  Relative to the implementation of FIN 48, the Company recognized a $12.4 million reduction of its recorded liabilities with a corresponding $7.1 million decrease to non-current deferred tax assets, a $1.6 million decrease to goodwill and a $3.7 million increase in retained earnings.

As of March 29, 2007 and December 28, 2006, the gross amount of unrecognized tax benefits was $40.1 million and $32.5 million, respectively.  The increase in gross unrecognized tax benefits of $7.6 million during the quarter ended March 29, 2007 relates to state tax positions that the Company anticipates taking on future tax returns relative to activity occurring during the quarter.  Additionally, exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $0.5 million and $1.5 million within the next 12 months due the expiration of the statute of limitations.  Unrecognized tax benefits that would affect the effective tax rate if recognized were $11.3 million and $3.7 million as of March 29, 2007 and December 28, 2006, respectively.  The remaining unrecognized tax benefits as of such dates would impact goodwill if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. Effective with the adoption of FIN 48, the Company accrued gross interest and penalties of approximately $3.2 million.

The provision for income taxes of $155.6 million and $7.5 million for the quarters ended March 29, 2007 and March 30, 2006, respectively, reflect effective tax rates of approximately 40.4% and 40.1%, respectively.  The effective tax rates for the quarters ended March 29, 2007 and March 30, 2006 reflect the impact of certain non-deductible expenses.  The increase in the effective tax rate for the quarter ended March 29, 2007 is primarily attributable to the state tax impact associated with the transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” for further discussion).

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets, totaling $11.7 million and $36.6 million as of March 29, 2007 and December 28, 2006, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Approximately $8.8 million and $33.7 million of the valuation allowance relates to pre-acquisition deferred tax assets of Hoyts, Edwards and United Artists as of March 29, 2007 and December 28, 2006, respectively. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions.  During the quarter ended March 29, 2007, as a result of the NCM Inc. IPO transaction described in Note 3—“Investment in National CineMedia, LLC,” management determined that the Company would more likely than not realize certain pre-acquisition deferred tax assets of United Artists.  Accordingly, the valuation allowance associated with such pre-acquisition deferred tax assets and goodwill were reduced by $24.9 million during the quarter ended March 29, 2007.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In June 2005, the Company was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company’s federal tax returns for such years and the Company and the IRS agreed to certain adjustments to the Company’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company’s provision for income taxes.  With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of March 29, 2007, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of March 29, 2007, 127,268,879 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 29, 2007, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 29, 2007.  The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million.  The Company’s board of directors extended the share repurchase program during the years ended December 28, 2006 and December 29, 2005 for additional twelve month periods. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2007. The Company made no repurchases of its outstanding Class A common stock during the quarters ended March 29, 2007 and March 30, 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s common stock were outstanding as of March 29, 2007.

Share-Based Compensation

In 2002, the Company established the Incentive Plan which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006 for additional information related to these awards and the Incentive Plan.

Effective December 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R) utilizing the modified prospective approach.

Stock Options

On March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.   In connection with the extraordinary cash dividend and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 269,213, and an increase in the total number of authorized shares under the Plan to 18,269,213. As of March 29, 2007 and after giving effect to the antidilution adjustments, the Company had outstanding options to purchase a total of 2,903,492 shares of Class A common stock under the Incentive Plan, and 3,063,103 shares remaining available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividend. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividend because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividend was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividend and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters ended March 29, 2007 and March 30, 2006.  During the quarters ended March 29, 2007 and March 30, 2006, the Company recognized approximately $0.9 million and $1.8 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarters ended March 29, 2007 and March 30, 2006. At March 29, 2007, there was $0.9 million of unrecognized compensation cost related to these share-based payments.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the quarter ended March 29, 2007, our unaudited condensed consolidated statement of cash flows reflects $2.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $3.2 million for the quarter ended March 29, 2007. The actual income tax benefit realized from stock option exercises is $2.7 million for the same period.

The following table represents stock option activity for the quarter ended March 29, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contract Life

Outstanding options at beginning of period	3,095,601	$7.03	5.48 Yrs
Granted	—	—
Exercised	(458,593)	5.82
Forfeited	(2,729)	17.38
Antidilution adjustments made to outstanding options in connection with the extraordinary dividend declared during the quarter ended March 29, 2007	269,213	6.36
Outstanding options at end of period	2,903,492	$6.36	5.23 Yrs
Exercisable options at end of period	2,602,764	$5.53	5.14 Yrs

Restricted Stock

As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006, the Company maintains a restricted stock program which provides for restricted stock awards to officers, directors and key employees. Under the restricted stock program, common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. On January 10, 2007, 164,647 shares were granted under the restricted stock program at nominal cost to officers, key employees and certain directors.  The closing price of our Class A common stock on the date of grant was $22.25 per share.

During quarters ended March 29, 2007 and March 30, 2006, the Company recognized approximately $0.8 million and $0.2 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of general and administrative expenses for the quarters ended March 29, 2007 and March 30, 2006.  The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.

The following table represents the shares of restricted stock that were granted and outstanding as of March 29, 2007 and March 30, 2006:

	Quarter ended March 29, 2007	Quarter ended March 30, 2006

Restricted stock:
Granted during the period ended	164,647	169,689
Outstanding, as of	484,499	321,449

During the quarter ended March 29, 2007, the Company paid one cash dividend of $0.30 on each share of outstanding restricted stock totaling approximately $0.1 million.  In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding restricted share. Restricted stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.  The restricted stock dividend was recorded as a $1.0 million increase to stockholders’ deficit upon declaration.

Performance Share Units

As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006, the Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units. Pursuant to the terms and conditions of the Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period.

On January 10, 2007, 188,789 performance shares were granted under our restricted stock program at nominal cost to officers and key employees.  The closing price of our Class A common stock on the date of grant was $22.25 per share. Each performance share represents the right to receive from 0% to

175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual average annual total shareholder return (stock price appreciation plus dividend yield) attained (“TSRA”) on Regal’s Class A common stock on January 10, 2010 (the third anniversary of the grant date) to the target TSRA set forth in the Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the 2007 performance share grants and is primarily based on the grantee’s employee classification and base compensation, referred to as “target long-term incentive” (“Target LTI”) below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% < TSRA < 15.0%	50% of Target LTI

15.0% < TSRA < 17.5%	100% of Target LTI

17.5% < TSRA < 20.0%	125% of Target LTI

20.0% < TSRA < 25.0%	150% of Target LTI

25.0% < TSRA	175% of Target LTI

Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of SFAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. On January 10, 2007, the aggregate fair value of the 2007 performance share awards was determined to be $1.8 million, which includes related dividends on shares ultimately earned and paid on January 10, 2010. The fair value of the performance share awards will be amortized as compensation expense over the expected term of the awards. The key assumptions used for valuing performance shares follow:

Quarter Ended March 29, 2007
Measurement date	1/10/2007
Measurement date closing stock price	$22.25
Expected volatility	18.3%
Risk-free interest rate	4.72%
Expected dividend yield	5.39%

Expected volatility is based on historical volatility of the Company’s dividend adjusted common stock price measured daily over a three year period ending on January 10, 2007.  The risk-free interest rate is set equal to the yield on three-year (constant maturity) U.S. Government bonds as of January 10, 2007. The expected dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The dividend yield is included in the calculation of returns for measurement against the performance goals defined above.

No performance shares were granted or outstanding during the quarter ended March 30, 2006. During the quarter ended March 29, 2007, the Company recognized approximately $0.4 million of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses for the quarter ended March 29, 2007. The following tables summarize information about the Company’s performance shares activity:

Quarter Ended March 29, 2007
Number of performance shares:
Outstanding at beginning of year	383,310
Granted (based on target TSRA)	188,789
Forfeited	—
Outstanding as of March 29, 2007	572,099

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 429,074 shares of restricted stock could be issued providing the maximum TSRA is met.

7. COMMITMENTS AND CONTINGENCIES

Sale-Leaseback Transactions

The Company’s sale-leaseback transactions are described in Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2006.

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

RCI is a defendant in a few remaining claims arising from its decision to file voluntary petitions for bankruptcy relief. We and our various subsidiary corporations are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

8. RELATED PARTY TRANSACTIONS

During the quarters ended March 29, 2007 and March 30, 2006, Regal Cinemas, incurred approximately $1.0 million and $0.8 million, respectively, of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the quarters ended March 29, 2007 and March 30, 2006.

During the quarters ended March 29, 2007 and March 30, 2006, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.  In addition, during the quarter ended March 30, 2006, Regal received less than $0.1 million for travel costs incurred during 2005 on behalf of an Anschutz affiliate.

During 2005 and 2006, National CineMedia entered into various lease assignment and sublease arrangements with RCM pursuant to which National CineMedia leases its regional offices in Eden Prairie, Minnesota, Chicago, Illinois and New York, New York.  The amounts paid by National CineMedia under these arrangements totaled approximately $0.2 million for the quarter ended March 29, 2007.  Related party amounts for these arrangements for the quarter ended March 30, 2006 were comparable to the 2007 amounts.

9. EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, the Convertible Note Hedge and Warrant and restricted stock using the treasury stock method. The components of basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended March 29, 2007	Quarter Ended March 30, 2006
Net income	$229.1	$11.2
Weighted average shares outstanding (in thousands):
Basic:	150,296	147,767
Add common stock equivalents	6,905	6,271

Diluted:	157,201	154,038
Earnings per share
Basic:	$1.52	$0.08
Diluted:	$1.46	$0.07

Common stock equivalents consist principally of stock options, warrants and restricted stock. There were no antidilutive stock options, warrants or restricted stock outstanding as of March 29, 2007 and March 30, 2006.

The Convertible Senior Notes discussed in Note 4— “Debt Obligations” allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. On March 29, 2007, the closing sale price of our Class A common stock was $19.70, which exceeded 110% of the then current conversion price of $13.0075 on the Convertible Senior Notes. Accordingly, as of March 29, 2007, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $13.0075. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 2.9 million shares and 3.0 million shares in our diluted earnings per share computations for the quarters ended March 29, 2007 and March 30, 2006.

In addition, as described in Note 4—“Debt Obligations,” we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $15.0087 at March 29, 2007. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 2.0 million shares and 1.0 million shares in our diluted earnings per share computations for the quarters ended March 29, 2007 and March 30, 2006, respectively. As of March 29, 2007, the maximum number of shares that could potentially be included under the Warrant is 9.5 million.

10. RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As discussed further in Note 5—“Income Taxes,” the Company adopted the provisions of this Interpretation effective December 29, 2006.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

11. SUBSEQUENT EVENTS

On April 26, 2007, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 21, 2007, to stockholders of record on June 13, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 26, 2007 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 28, 2006. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

We conduct our operations primarily through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,340 screens in 529 theatres in 39 states and the District of Columbia as of March 29, 2007. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations.  We also maintain an investment in National CineMedia, which has primarily concentrated its efforts on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

As described in further detail in Note 1 to the consolidated financial statements included Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 28, 2006, the Company’s financial statements reflect the results of operations from the dates the Anschutz Corporation and its subsidiaries acquired its controlling equity interests in United Artists, Edwards and Regal Cinemas and includes subsequent acquisitions, which have been included in the Company’s financial statements for periods subsequent to the respective acquisition dates.

On March 29, 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, NCN, into a new joint venture company, National CineMedia. On July 15, 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM Inc., RCH, AMC and Cinemark amended and restated the Operating Agreement and the other ancillary agreements.  As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the quarter ended March 29, 2007.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and “Results of Operations” below.

Results of Operations

The first fiscal quarter of 2007 was a solid quarter for the industry and the Company.  Based on our review of industry sources, national box office revenues were estimated to have increased by approximately 7.0% to 8.0% during the first fiscal quarter of 2007 in comparison to the first fiscal quarter of 2006.  The industry achieved these results with ticket price increases and attendance growth from key 2007 film releases, such as 300, Wild Hogs and Ghost Rider and the carryover success of December 2006 releases, such as Night at the Museum.

Our total revenue for the quarter ended March 29, 2007 (“Q1 2007 Period”) was $625.0 million, consisting of $426.7 million of admissions revenues, $168.3 million from concessions revenues and $30.0 million of other operating revenues, and represented a 6.8% increase over total revenues of $585.1 million for the quarter ended March 30, 2006 (“Q1 2006 Period”).

Our Q1 2007 Period admissions revenues were favorably impacted by a 1.1% increase in attendance, coupled with a 7.7% increase in average ticket prices. The increase in the Q1 2007 Period attendance was primarily attributable to a strong box office led by key Q1 2007 Period films, such as 300, Wild Hogs and Ghost Rider and the carryover success of December 2006 releases.  Our Q1 2007 Period attendance also benefited from approximately 97 new screens added since the end of the Q1 2006 Period and the 58 screens acquired from AMC during the third fiscal quarter of 2006, partially offset by the closure of approximately 230 underperforming screens subsequent to the end of the Q1 2006 period.  The increase in the Q1 2007 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions, coupled with the film product mix exhibited during the Q1 2007 Period, which included the R-rated film, 300.  Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry’s results for the Q1 2007 Period as compared to the Q1 2006 Period.

In addition, during the Q1 2007 Period, we experienced growth in average concession revenues per patron and a decline in other operating revenues. The growth in average concession revenues per patron was primarily attributable to price increases and concession-friendly films exhibited during the Q1 2007 Period.  The decrease in other operating revenues in the Q1 2007 Period was primarily attributable to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM Inc. on February 13, 2007) described in further detail under Note 3—“Investment in National CineMedia, LLC.” Such decrease was partially offset by increased other theatre revenues.

Income from operations increased 28.2% to $65.0 million for the Q1 2007 Period compared to $50.7 million in the Q1 2006 Period. The net increase in income from operations during the Q1 2007 Period was primarily attributable to incremental admissions and concessions revenues described above, partially offset by lower other operating revenues and increases in certain operating expense items described in further detail below. Net income increased to $229.1 million in the Q1 2007 Period compared to net income of $11.2 million in the Q1 2006 Period. Earnings per diluted share also increased to $1.46 for the Q1 2007 Period compared to $0.07 during the Q1 2006 Period.  The increase in net income and earnings per diluted share are primarily due to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” for further discussion), coupled with incremental admissions and concessions revenues, partially offset by decreases in other operating revenues and increases in certain expense items described in further detail below.  During the Q1 2007 Period, we continued to make progress with respect to the following strategic initiatives:

•                  On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of  National CineMedia, completed an IPO of its common stock. NCM Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses.  NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia. In turn, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of approximately $281.0 million. Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. As discussed in Note 3—“Investment in National CineMedia, LLC,” we received approximately $315.1 million as a result of the preferred unit redemption.  At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM Inc. for proceeds of approximately $32.2 million, and upon completion of this sale of common units, Regal held approximately 21.2 million common units of National CineMedia, or a 22.6% interest.  After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445.0 million.  The Company used a portion of the net proceeds to fund an extraordinary cash dividend of $2.00 per share (declared on March 5, 2007) on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate.  We are currently exploring alternatives for use of the remaining proceeds, and may use some or all of the remaining proceeds for strategic acquisitions, stock repurchases or other corporate uses.  See Note 3—“Investment in National CineMedia, LLC” for additional discussion of these transactions.

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Q1 2007 Period totaled approximately $45.3 million.  As described above, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007.

•                  We opened 1 new theatre with 15 screens, added 1 screen through expansion of an existing theatre and closed 11 underperforming theatres with 79 screens, ending the Q1 2007 Period with 529 theaters and 6,340 screens.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q1 2007 Period and the Q1 2006 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q1 2007 Period		Q1 2006 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$426.7	68.3%	$392.0	67.0%
Concessions	168.3	26.9	158.6	27.1
Other operating revenue	30.0	4.8	34.5	5.9

Total revenue	625.0	100.0	585.1	100.0
Operating expenses:
Film rental and advertising costs(1)	218.0	51.1	197.0	50.3
Cost of concessions(2)	25.0	14.9	24.1	15.2
Rent expense(3)	81.0	13.0	77.6	13.3
Other operating expenses(3)	164.9	26.4	158.6	27.1
General and administrative expenses (including share-based compensation expense of $2.1 and $2.0 for the Q1 2007 Period and the Q1 2006 Period, respectively)(3)	16.0	2.6	15.9	2.7
Depreciation and amortization(3)	46.3	7.4	49.7	8.5
Net loss on disposal and impairment of operating assets(3)	5.4	0.9	5.7	1.0
Equity in earnings of joint venture including former employee compensation(3)	3.4	0.5	5.8	1.0

Total operating expenses(3)	560.0	89.6	534.4	91.3

Income from operations(3)	65.0	10.4	50.7	8.7
Interest expense, net(3)	31.0	5.0	31.1	5.3
Gain on NCM transaction(3)	350.7	56.1	—	—
Provision for income taxes(3)	155.6	24.9	7.5	1.3
Net income(3)	229.1	36.7	11.2	1.9
Attendance	58.6	*	58.0	*
Average ticket price(4)	$7.28	*	$6.76	*
Average concession per patron(5)	$2.87	*	$2.74	*

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

Q1 2007 Period Compared to Q1 2006 Period

Admissions

During the Q1 2007 Period, total admissions revenues increased $34.7 million, or 8.9%, to $426.7 million, from $392.0 million for the Q1 2006 Period. Our Q1 2007 Period box office results were favorably impacted by a 1.1% increase in attendance, coupled with a 7.7% increase in average ticket prices. The increase in the Q1 2007 Period attendance was primarily attributable to a strong box office led by key Q1 2007 Period films, such as 300, Wild Hogs and Ghost Rider and the carryover success of December 2006 releases.  Our Q1 2007 Period attendance also benefited from approximately 97 new screens added since the end of the Q1 2006 Period and the 58 screens acquired from AMC during the third fiscal quarter of 2006, partially offset by the closure of approximately 230 underperforming screens subsequent to the end of the Q1 2006 Period.  The increase in the Q1 2007 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions, coupled with the film product mix exhibited during the Q1 2007 Period, which included the R-rated film, 300.  Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry’s results for the Q1 2007 Period as compared to the Q1 2006 Period.

Concessions

Total concessions revenues increased $9.7 million, or 6.1%, to $168.3 million for the Q1 2007 Period, from $158.6 million for the Q1 2006 Period. The increase in concessions revenues in the Q1 2007 Period compared to the Q1 2006 Period was due to a 4.7% increase in average concessions per patron, coupled with the aforementioned Q1 2007 Period increase in attendance. The increase in the Q1 2007 Period concessions revenue and average concessions per patron was primarily attributable to increases in concession prices and concession-friendly films exhibited during the Q1 2007 Period.

Other Operating Revenues

Total other operating revenues decreased $4.5 million, or 13.0%, to $30.0 million for the Q1 2007 Period, from $34.5 million for the Q1 2006 Period. Included in other operating revenues are on-screen advertising revenues, the other activities of National CineMedia, marketing revenues from our vendor marketing programs and other theatre revenues. The decrease in other operating revenues in the Q1 2007 Period was primarily attributable to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM Inc. on February 13, 2007) described in further detail under Note 3—“Investment in National CineMedia, LLC.” Such decreases were partially offset by increased other theatre revenues.

Film Rental and Advertising Costs

During the Q1 2007 Period, film rental and advertising costs as a percentage of admissions revenues increased to 51.1% as compared to 50.3% in the Q1 2006 Period. The increases in film rental and advertising costs as a percentage of box office revenues during the Q1 2007 Period was primarily the result of a higher percentage of box office revenues generated by the top 10 films exhibited during the Q1 2007 Period (approximately 48%) as compared to the Q1 2006 Period (approximately 36%).

Cost of Concessions

Cost of concessions as a percentage of concessions revenues decreased to 14.9% in the Q1 2007 Period as compared to 15.2% in the Q1 2006 Period. The decrease in the cost of concessions as a percentage of concession revenues was primarily related to increases in concession prices during the Q1

2007 Period.

Rent Expense

During the Q1 2007 Period, rent expense increased $3.4 million, or 4.4%, to $81.0 million in the Q1 2007 Period, from $77.6 million in the Q1 2006 Period. The increase in rent expense in the Q1 2007 Period was primarily attributable to general inflationary increases along with incremental rent from the inclusion of 97 new screens added since the end of the Q1 2006 Period and the 58 screens acquired from AMC during the third fiscal quarter of 2006, partially offset by the closure of approximately 230 underperforming screens subsequent to the end of the Q1 2006 Period.

Other Operating Expenses

Other operating expenses increased approximately $6.3 million or 4.0% to $164.9 million in the Q1 2007 Period, from $158.6 million in the Q1 2006 Period. The increase in total other operating expenses during the Q1 2007 Period was primarily attributable to an increase in labor and non-rent occupancy costs, partially offset by a decrease in expenses of National CineMedia, due to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM Inc. on February 13, 2007) described in further detail under Note 3—“Investment in National CineMedia, LLC.”  Increases in labor costs were the result of state minimum wage increases, coupled with normal inflationary increases.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, or 0.6%, to $16.0 million during the Q1 2007 Period, from $15.9 million in the Q1 2006 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.6% in the Q1 2007 Period, from 2.7% in the Q1 2006 Period. The decrease in general and administrative expenses as a percentage of total revenues during the Q1 2007 Period as compared to the Q1 2006 Period was primarily attributable to the overall increase in total revenues during the Q1 2007 Period.

Depreciation and Amortization

For the Q1 2007 Period, depreciation and amortization decreased $3.4 million, or 6.8%, to $46.3 million, from $49.7 million in the Q1 2006 Period. The decrease in depreciation and amortization expense during the Q1 2007 Period was primarily due to a greater percentage of fully depreciated fixed assets during the Q1 2007 Period as compared to the Q1 2006 Period.

Income from Operations

Income from operations totaled approximately $65.0 million for the Q1 2007 Period, which represents an increase of $14.3 million, or 28.2%, from $50.7 million in the Q1 2006 Period. The net increase in income from operations during the Q1 2007 Period was primarily attributable to incremental admissions and concessions revenues described above coupled with decreases in certain operating expense items such as depreciation and amortization and equity in earnings of joint venture including former employee compensation, partially offset by decreases in other operating revenues and increases in film and advertising costs, rent expense, and other operating expenses.

Interest Expense, net

Net interest expense decreased $0.1 million, or 0.3%, to $31.0 million in the Q1 2007 Period, from $31.1 million in the Q1 2006 Period. The decrease in net interest expense during the Q1 2007 Period as compared to the Q1 2006 Period was principally due to incremental interest income from a higher outstanding cash balance during the Q1 2007 Period resulting from transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” for further discussion).

Income Taxes

The provision for income taxes of $155.6 million and $7.5 million for the Q1 2007 Period and the Q1 2006 Period, respectively, reflect effective tax rates of approximately 40.4% and 40.1%, respectively. The increase in the effective tax rates for Q1 2007 Period is primarily attributable to the state tax impact associated with the transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” and Note  5—“Income Taxes” for further discussion).

Net Income

During the Q1 2007 Period, net income totaled $229.1 million, which represents an increase of $217.9 million, from $11.2 million in the Q1 2006 Period. The increase in net income for the Q1 2007 Period was primarily attributable to an approximate $209.0 million gain, net of related tax effects, recorded in the Q1 2007 Period resulting from transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” for further discussion).

Cash Flows

The following table summarizes certain cash flow data for the Q1 2007 Period and the Q1 2006 Period (in millions):

	Q1 2007 Period	Q1 2006 Period
Net cash provided by operating activities	$710.0	$20.9
Net cash used in investing activities	(18.3)	(16.6)
Net cash used in financing activities	(46.2)	(44.0)

Net increase (decrease) in cash and cash equivalents	$645.5	$(39.7)

Q1 2007 Period Compared to Q1 2006 Period

Net cash flows generated from operating activities increased by approximately $689.1 million to approximately $710.0 million for the Q1 2007 Period from approximately $20.9 million for the Q1 2006 Period.  The increase in net cash flows generated from operating activities for the Q1 2007 Period was primarily attributable to the transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” for further discussion).  The $628.3 million of gross proceeds received in connection with the NCM Inc. IPO transaction resulted in an increase in net income of approximately $209.0 million, a non-cash gain of approximately $3.4 million, an increase in deferred revenue of approximately $281.0 million, an increase in deferred income tax benefit of approximately $43.0 million and an increase in income taxes payable of approximately $184.7 million.  In addition to these changes in cash flows from operating activities, the timing of Q1 2007 Period vendor payments also contributed to the net increase in net cash provided by operating activities.

Net cash flows used in investing activities totaled approximately $18.3 million for the Q1 2007 Period compared to cash flows used in investing activities of approximately $16.6 million for the Q1 2006 Period. Contributing to the increase in cash flows used in investing activities was a $1.4 million increase in capital expenditures during the Q1 2007 Period, which was primarily attributable to the timing of capital projects during the Q1 2007 Period, coupled with a $1.5 million investment in the DCIP joint venture during the Q1 2007 Period, partially offset by greater proceeds from the disposition of assets effected during the Q1 2007 Period as compared the Q1 2006 Period.

Net cash flows used in financing activities were approximately $46.2 million for the Q1 2007 Period compared to cash flows used in financing activities of approximately $44.0 million for the Q1 2006 Period. The net increase in cash flows used in financing activities during the Q1 2007 Period was primarily attributable to fewer proceeds from stock option exercises and fewer excess tax benefits from share-based payment arrangements, partially offset by less net cash used to settle conversions of the Company’s Convertible Senior Notes during the Q1 2007 Period as compared to the Q1 2006 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand, and borrowings under our Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its Convertible Senior Notes.

Our revenues are generally collected in cash through admissions and concessions revenues. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 days from purchase. Our current liabilities generally include items that will become due within twelve months.  In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income and cash flows from operating activities less cash flows from investing and financing activities.  As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $120.0 million to $140.0 million in fiscal year 2007, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Q1 2007 Period, we invested approximately $19.9 million in capital expenditures.

For a discussion of the series of significant financing transactions which have occurred through December 28, 2006, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K filed on February 26, 2007 with the Commission (File No. 001-31315) for the fiscal year ended December 28, 2006.

As described in Note 3—“Investment in National CineMedia, LLC,” in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a Severance Plan  for RCM employees who held an unvested option to purchase shares of Regal’s Class A common stock or shares of Regal’s restricted Class A common stock pursuant to the terms of the Incentive Plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. During the Q1 2007 Period, the Company recorded total severance expense of approximately $1.4 million, including payments in lieu of dividends, related to the Severance Plan.

On February 13, 2007, NCM Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. NCM Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses.  NCM Inc. used a portion of the net proceeds from the IPO to acquire newly issued common units from National CineMedia.

In connection with the completion of the IPO, RCI amended and restated its ESA with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the existing services agreement. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which Regal is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, Regal is required to purchase such time from National CineMedia at a negotiated rate. In addition, after completion of the IPO, we expect to receive mandatory quarterly distributions of excess cash from National CineMedia. In addition, National CineMedia paid the net proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of approximately $281.0 million, which represents the estimated fair value of the ESA modification payment.  We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists.  This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method.

At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM Inc. for proceeds of approximately $32.2 million.  Upon completion of this sale of common units and as of March 29, 2007, Regal held approximately 21.2 million common units of National CineMedia, or a 22.6% interest.

Upon the closing of the IPO, National CineMedia entered into a $725 million term loan facility, the net proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption.

After the payment of current taxes, we estimate net proceeds from these transactions to total approximately $445.0 million. The Company used a portion of the net proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.  The Company is currently exploring alternatives for use of the remaining proceeds, and may use some or all of the remaining proceeds for strategic acquisitions, stock repurchases or other corporate uses.

Regal paid one quarterly cash dividend of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, including outstanding restricted stock (see Note 6—“Capital Stock and Share-Based Compensation”), or approximately $45.3 million in the aggregate, during the quarter ended March 29, 2007.  In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.  Finally, on April 26, 2007, the Company declared a cash dividend of

$0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 21, 2007, to stockholders of record on June 13, 2007.  These dividends have been or will be funded through cash flow from operations and available cash on hand.  We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

As of March 29, 2007, the holders of our Convertible Senior Notes had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash.

On October 27, 2006, Regal Cinemas entered into the Amended Senior Credit Facility with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.

The terms of the Amended Senior Credit Facility include an option for Regal Cinemas to request the establishment of the New Incremental Term Loan in a principal amount of up to $200.0 million.  The New Incremental Term Loan is only available if Regal is able to obtain the commitments of new or existing lenders that are willing to provide funding for such New Incremental Term Loan and Regal Cinemas is able to satisfy certain conditions set forth in the Amended Senior Credit Facility. Any such commitments that are obtained and the loans thereunder would be treated as a secured term loan under the Amended Senior Credit Facility without the need to obtain consent from any lender or any party to the Amended Senior Credit Facility. Proceeds of Regal Cinemas’ borrowings under the New Incremental Term Loan are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes. For a detailed summary of other material terms of the Amended Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 28, 2006.

As of March 29, 2007, we had approximately $1,695.7 million aggregate principal amount outstanding under the Term Facility, $123.7 million aggregate principal amount outstanding under Convertible Senior Notes and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of March 29, 2007, we had approximately $0.8 million outstanding in letters of credit, leaving approximately $99.2 million available for drawing under the Revolving Facility.

EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $462.0 million, or 73.9% of total revenues, for the Q1 2007 Period and $99.5 million, or 17.0% of total revenues, for the Q1 2006 Period. The increase in EBITDA for the Q1 2007 Period was primarily attributable to a $350.7 million gain resulting from transactions completed in connection with the IPO of NCM Inc. (see Note 3—“Investment in National CineMedia, LLC” for further discussion).  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that

EBITDA is useful to investors for these purposes as well.  EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with accounting principles generally accepted in the United States of America (GAAP), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items).  Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes.  Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends.  EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Quarter Ended March 29, 2007	Quarter Ended March 30, 2006
EBITDA	$462.0	$99.5
Interest expense, net	(31.0)	(31.1)
Provision for income taxes	(155.6)	(7.5)
Deferred income taxes	(44.8)	(1.1)
Changes in operating assets and liabilities	469.5	(56.0)
Loss on debt extinguishment	—	0.9
Other items, net	9.9	16.2

Net cash provided by operating activities	$710.0	$20.9

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 28, 2006, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006. As of March 29, 2007, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and incorporated by reference herein. As of March 29, 2007, there were no significant changes in our critical accounting policies or estimation procedures.

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

During the years ended December 29, 2005 and December 30, 2004, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1,100.0 million of  its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 28, 2006, which is incorporated herein by reference.

As of March 29, 2007 and December 28, 2006, borrowings of $1,695.7 million and $1,700.0 million, respectively were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 6.23% (as of March 29, 2007 and December 28, 2006), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of March 29, 2007, would increase or decrease interest expense by $2.6 million for the quarter ended March 29, 2007.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 29, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 29, 2007, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 26, 2007 with the Commission (File No. 001-31315) for the fiscal year ended December 28, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2007, the Company issued an aggregate of 200,000 shares of Class A common stock of the Company, to OCM Principal Opportunities Fund II, L.P. (“Oaktree”) upon the conversion by Oaktree of an equal number of shares of Class B common stock of the Company.  The shares of Class A common stock issued by the Company upon the conversion are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

Shares of Class B common stock may be converted at any time into shares of Class A common stock on a one-for-one basis by the holder and are automatically converted into shares of Class A common stock on a one-for-one basis upon a transfer that is not a “Permitted Transfer.” Each holder of Class A common stock is entitled to one vote for each outstanding share of Class A common stock and each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock.  Other than the number of votes per share, Class A and Class B common stock have identical material terms and provisions.

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1

Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (filed as exhibit 10.1 to National CineMedia, Inc.’s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)

10.2*	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

*                                         Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 8, 2007	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	By:	/s/ AMY E. MILES
Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2007	By:	/s/ DAVID H. OWNBY
David H. Ownby Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1

Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (filed as exhibit 10.1 to National CineMedia, Inc.’s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)

10.2*	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

*                                         Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.