Form 10-K
period 2007-12-27
REGAL ENTERTAINMENT GROUP
filed 2008-02-26
CIK 1168696

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2007

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K: ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2007, computed by reference to the closing price for the registrant's Class A common stock on the New York Stock Exchange on such date was $2,809,186,809 (128,566,902 shares at a closing price per share of $21.85).

  Shares of Class A common stock outstanding—129,766,060 shares at February 20, 2008

  Shares of Class B common stock outstanding—23,708,639 shares at February 20, 2008

  DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be used in connection with its 2008 Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2007 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

REGAL ENTERTAINMENT GROUP

PART I

        The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

Item 1.    BUSINESS

THE COMPANY

        Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 ("we," "us," "our," the "Company" or "Regal"), is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia" or "RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, Regal CineMedia or RCM, Hoyts and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

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

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,388 screens in 527 theatres in 39 states and the District of Columbia as of December 27, 2007, with over 242 million annual attendees for the fiscal year ended December 27, 2007. Our geographically diverse circuit includes theatres in all of the top 33 and 44 of the top 50 U.S. designated market areas. We operate multi-screen theatres and have an average of 12.1 screens per location, which is well above the North American motion picture exhibition industry 2006 average of 6.5 screens per location. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. For the fiscal year ended December 27, 2007, we reported total revenues, income from operations and net income of $2,661.2 million, $322.2 million and $363.0 million, respectively. In addition, we generated $800.7 million of cash flows from operating activities during the fiscal year ended December 27, 2007.

        We also maintain an investment in National CineMedia, LLC ("National CineMedia") which primarily concentrates its efforts on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). National CineMedia operates the largest digital in-theatre network in North America and utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising products, comprehensive meeting and event services, live and pre-recorded concerts, sporting events and other entertainment programming content. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.

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

        Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering in May 2002 through December 27, 2007, we have returned over $2.5 billion to our stockholders in the form of cash dividends.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities. We intend to selectively pursue accretive theatre acquisitions that enhance our asset base and improve our consolidated operating results.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. In addition, we continue to embrace new technologies that enhance the movie-going experience and generate incremental revenue for the Company. During 2007, we opened our first two test theatres fully outfitted with digital projection systems, increased our 3D screen count to 135 and increased our IMAX auditoriums to 18.

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,388 screens in 527 theatres in 39 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation opportunities.

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

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 27, 2007, approximately 76% of our screens were located in theatres featuring stadium seating. As of December 27, 2007, approximately 84% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 12.1 screens per location, which is well above the North American motion picture exhibition industry 2006 average of 6.5 screens per location. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.

        Investment in National CineMedia.    National CineMedia operates the largest digital in-theatre network in North America representing approximately 14,400 U.S. and Canadian theatres screens (of which 12,600 are part of National CineMedia's digital content network) as of September 27, 2007 and reaching over 500 million movie guests annually. National CineMedia utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising products, comprehensive meeting and event services, live and pre-recorded concerts, sporting events and other entertainment programming content. We believe our investment in National CineMedia will generate incremental value for our stockholders.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2007, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $183.1 million in the aggregate. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. Further, on February 7, 2008, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 20, 2008 to our stockholders of record on March 10, 2008. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business which has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.45 billion attendees in 2006. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

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

        We believe that a contraction of the theatrical release window, if material, could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Our discussions with several film studios lead us to believe that these studios continue to recognize the value of maintaining meaningful theatrical release windows for both distribution and exhibition companies. Consequently, we believe a further material contraction in the theatrical release window is unlikely, but should such a contraction occur we believe that it could significantly impact our business, financial condition and results of operations.

        The domestic motion picture industry is in the process of converting from film-based media to electronic based media, including the distribution of feature films in a digital format rather than a 35 mm film format. There are a variety of constituencies associated with this change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. To that end, on February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP.

        We expect to begin converting our existing theatres from 35 mm film projection to digital projection during the second half of 2008 and intend to complete the conversion of our entire circuit in approximately three to four years. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. During 2007, we opened our first two test theatres fully outfitted with digital projection systems, increased our 3D screen count to 135 and increased our IMAX auditoriums to 18. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX film product by the major studios.

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,388 screens in 527 theatres in 39 states and the District of Columbia as of December 27, 2007. We operate theatres in all of the top 33 and 44 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

        We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of December 27, 2007:

State/District	Locations	Number of Screens
California	98	1,150
Florida	52	736
New York	48	516
Washington	32	325
Ohio	24	317
Virginia	24	290
Pennsylvania	23	287
Oregon	22	224
Texas	19	267
Georgia	15	221
North Carolina	15	164
Massachusetts	13	141
New Jersey	12	155
Tennessee	12	155
Maryland	12	154
South Carolina	11	145
Nevada	10	130
Colorado	10	116
New Mexico	7	66
Mississippi	7	56
Indiana	6	82
Idaho	5	73
Connecticut	5	57
Louisiana	5	50
Alaska	5	43
Illinois	4	67
Alabama	4	54
Hawaii	4	47
New Hampshire	4	42
Maine	3	30
Minnesota	2	36
Missouri	2	36
Delaware	2	33
West Virginia	2	22
Arizona	2	21
Arkansas	2	20
Kentucky	1	16
Wisconsin	1	16
Michigan	1	14
District of Columbia	1	14

Total	527	6,388

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

NATIONAL CINEMEDIA JOINT VENTURE

        In March 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, joined the National CineMedia joint venture. Since its inception, National CineMedia has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution.

        As discussed in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 through the date of the IPO of National CineMedia, Inc ("NCM, Inc.") in February 2007) payable to National CineMedia to service such contracts. Revenues and expenses attributable to these advertising contracts were recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005 through February 12, 2007, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective subsidiaries, received revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula was based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor's theatres for any measurement period.

        On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. NCM, Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. NCM, Inc. used a portion of the net cash proceeds from the IPO to acquire newly issued common units from National CineMedia. As a result of the NCM, Inc.'s acquisition of common units in National CineMedia, the Company recognized a change in interest gain of approximately $182.7 million along with a corresponding increase in the Company's equity investment in National CineMedia.

        At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM, Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM, Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM, Inc. for proceeds of approximately $32.2 million and recognized a gain on the sale of such units of approximately $19.3 million. Upon completion of this sale of common units and as of December 27, 2007, Regal held approximately 21.2 million common units of National CineMedia. Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. common stock. As a result, we own, on a fully diluted basis, a 22.6% interest in NCM, Inc.

        Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. Upon redemption by National CineMedia of the preferred units, the Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia until National CineMedia's future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings will be recognized only to the extent that the Company receives cash distributions from National CineMedia.

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their existing exhibitor services agreements ("ESA") with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds (approximately $281.0 million), RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. In addition, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted through a formula primarily based on theatre attendance generated by each joint venture partner. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of our agreement. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

        The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA modification based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period's expected decrease in revenues due to entry into the new ESA.

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

        Access to Film Product.    Films are licensed from film distributors owned by major production companies and from independent film distributors that distribute films for smaller production companies. Film distributors typically establish geographic licensing zones and allocate each available film to one theatre within that zone.

        In licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will allocate films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor for each film who then negotiates film rental terms directly with the distributor.

        Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the "sliding scale" formula, a "firm term" formula and a "review or settlement." Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement formula, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. During fiscal 2007, ten major film distributors accounted for 95% of the Company's admissions revenues. Six of the ten major film distributors each accounted for more than 10% of fiscal 2007 admission revenues. No single film distributor accounted for more than 20% of fiscal 2007 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.6% of our total revenues from concessions sales during fiscal 2007. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure films with favorable licensing terms;

  •
  availability of stadium seating, location, reputation of their theatres and seating capacity;

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the shortening of the theatrical release window over the past five to six years does not represent a material change in the studio/exhibition distribution model. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

        We have a frequent moviegoer loyalty program, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions, which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at most major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by deploying self-service customer activated terminals (CATs) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through Fandango.com. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

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

EMPLOYEES

        As of February 12, 2008, we employed approximately 23,292 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

REGULATION

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-
theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film basis.

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

        Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, consumer protection and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

FORWARD-LOOKING STATEMENTS

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. In some cases you can identify these forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed under "Risk Factors" below.

Item 1A.    RISK FACTORS

        Investing in our securities involves a significant degree of risk. In addition to the other information contained in this annual report, you should consider the following factors before investing in our securities.

  Our substantial lease and debt obligations could impair our financial condition.

        We have substantial lease and debt obligations. For fiscal 2007, our total rent expense and net interest expense were approximately $335.9 million and $112.9 million, respectively. As of December 27, 2007, we had total debt obligations of $1,965.5 million. As of December 27, 2007, we had total contractual cash obligations of approximately $6,264.7 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K below.

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

        Over the past decade, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 27, 2007, approximately 76% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

  We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

  Development of digital technology may increase our capital expenses.

        The industry is in the process of converting film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to use cash flow from operations, cash on hand or raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs)

between various industry participants will change if the industry changes from physical media to electronic media.

  An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other delivery vehicles during the theatrical release window. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

  We depend on our relationships with film distributors.

        The film distribution business is highly concentrated, with ten major film distributors accounting for 95% of our admissions revenues during fiscal 2007. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

        We own approximately 22.6% of National CineMedia. In addition, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia. National CineMedia's in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that National CineMedia's in-theatre advertising format will be able to generate expected sales of advertising. Should National CineMedia fail to maintain the level of profitability it hopes to achieve, its results of operations may be adversely affected and our investment in and revenues from National CineMedia may be adversely impacted.

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

        Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 27, 2007, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

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

        As of February 20, 2008, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

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

        Regal is a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

  Hedging transactions and other transactions.

        We have entered into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held by Credit Suisse International ("Credit Suisse") at the time the Convertible Senior Notes were issued. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the Convertible Senior Notes. In connection with these hedging arrangements, Credit Suisse has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the Convertible Senior Notes. Such hedging arrangements could increase the price of our Class A common stock. Credit Suisse may modify its hedge positions from time to time prior to the May 15, 2008 maturity of the Convertible Senior Notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 1B.    UNRESOLVED STAFF COMMENTS

        As of December 27, 2007, there are no unresolved comments from the Securities and Exchange Commission staff regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.    PROPERTIES

        As of December 27, 2007, we operated 458 of our theatres pursuant to lease agreements and owned the land and buildings for 69 theatres. For a December 27, 2007 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.

        The majority of our leased theatres are subject to lease agreements with original terms of 15 to 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our corporate office is located in Knoxville, Tennessee. We believe that these facilities are adequate for our operations.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 27, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 27, 2007, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	54	Chairman of the Board of Directors and Chief Executive Officer
Gregory W. Dunn	48	President and Chief Operating Officer
Amy E. Miles	41	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	47	Executive Vice President, General Counsel and Secretary

        Michael L. Campbell is our Chairman and Chief Executive Officer. Mr. Campbell has served as a director since March 2002 and is a member of our Executive Committee. Mr. Campbell served as our Co-Chairman of the Board and Co-Chief Executive Officer since March 2002. Mr. Campbell became our Chief Executive Officer and Chairman of the Board in May 2005. Mr. Campbell founded Regal

Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of NCM, Inc. and the National Association of Theatre Owners ("NATO") and serves on its executive committee of the board of directors.

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

	Fiscal 2007
	High	Low
First Quarter (December 29, 2006—March 29, 2007)	$23.07	$19.34
Second Quarter (March 30, 2007—June 28, 2007)	23.14	19.70
Third Quarter (June 29, 2007—September 27, 2007)	22.73	19.58
Fourth Quarter (September 28, 2007—December 27, 2007)	22.91	17.70

	Fiscal 2006
	High	Low
First Quarter (December 30, 2005—March 30, 2006)	$19.45	$17.90
Second Quarter (March 31, 2006—June 29, 2006)	21.29	18.50
Third Quarter (June 30, 2006—September 28, 2006)	20.97	18.63
Fourth Quarter (September 29, 2006—December 28, 2006)	21.85	19.39

        On February 20, 2008, there were 279 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

        Additionally, as of February 20, 2008, approximately 638,064 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.4407 to $16.1768. Of such options, as of February 20, 2008, 539,772 were exercisable. Finally, as of February 20, 2008 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 1,485,243 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 16, 2012. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, or, in the case of performance shares when the performance criteria and vesting are satisfied, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

  Dividend Policy

        During fiscal 2007, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $183.1 million in the aggregate. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. During fiscal 2006, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $179.6 million in the aggregate. On February 7, 2008, we declared a cash dividend of $0.30 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 20, 2008 to our stockholders of record on March 10, 2008. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

  Issuer Purchases of Equity Securities

        During fiscal 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. During the second fiscal quarter of 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company's board of directors extended the share repurchase program during fiscal 2007 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2008. The Company made no repurchases of its outstanding Class A common stock during fiscal 2006 or fiscal 2007. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase.

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

        We present below selected historical consolidated financial data for Regal based on historical data, (i) for the fiscal year ended January 1, 2004, considering the results of operations of United Artists, Regal Cinemas, and Edwards from December 27, 2002 and Hoyts from March 28, 2003, (ii) for the fiscal year ended December 30, 2004, considering the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of seven theatres acquired during the quarter ended July 1, 2004 and the 28 theatres acquired from Signature Theatres on September 30, 2004 (the "fiscal 2004 acquisitions") for periods subsequent to the respective acquisition dates, (iii) for the fiscal year ended December 29, 2005, considering the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts and the fiscal 2004 acquisitions from December 31, 2004, the results of operations of seven theatres acquired from R/C Theatres on April 28, 2005 and 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 (the "fiscal 2005 acquisitions") for periods subsequent to the respective acquisition dates, (iv) the fiscal year ended December 28, 2006, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions and the fiscal 2005 acquisitions from December 30, 2005 and the results of operations of four theatres acquired from AMC on September 15, 2006 for the period subsequent to the acquisition date and (v) the fiscal year ended December 27, 2007, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions and the results of operations of four theatres acquired from AMC on September 15, 2006 from December 29, 2006. The fiscal year ended January 1, 2004 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 27, 2007, December 28, 2006, December 29, 2005, December 30, 2004 and January 1, 2004 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operation on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year Ended December 27, 2007		Fiscal year Ended December 28, 2006	Fiscal year Ended December 29, 2005	Fiscal year Ended December 30, 2004		Fiscal Year Ended January 1, 2004(1)
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,661.2		$2,598.1	$2,516.7	$2,468.0		$2,489.9
Income from operations	322.2		308.5	269.6	321.1		379.1
Net income	363.0		86.3	91.8	82.5		185.4
Earnings per diluted share	2.28		0.56	0.59	0.55		1.30
Dividends per common share	$3.20	(2)	$1.20	$1.20	$5.86	(3)	$5.65	(4)

	As of or for the fiscal year ended December 27, 2007	As of or for the fiscal year ended December 28, 2006	As of or for the fiscal year ended December 29, 2005	As of or for the fiscal year ended December 30, 2004	As of or for the fiscal year ended January 1, 2004(1)
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities	$800.7	$304.4	$386.4	$387.4	$476.1
Net cash used in investing activities	(47.5)	(151.7)	(243.0)	(306.2)	(181.9)
Net cash used in financing activities(2),(3), (4)	(480.2)	(186.8)	(191.0)	(126.1)	(281.4)
Balance sheet data at period end:
Cash and cash equivalents	$435.2	$162.2	$196.3	$243.9	$288.8
Total assets	2,634.9	2,468.8	2,532.8	2,542.4	2,449.8
Total debt obligations	1,965.5	1,987.9	1,984.5	2,005.8	1,227.2
Stockholders' equity (deficit)	(119.3)	(22.2)	29.9	69.0	794.9
Operating data:
Theatre locations	527	539	555	558	550
Screens	6,388	6,403	6,463	6,273	6,045
Average screens per location	12.1	11.9	11.6	11.2	11.0
Attendance (in millions)	242.9	247.4	244.3	253.8	265.6
Average ticket price	$7.43	$6.98	$6.80	$6.53	$6.36
Average concessions per patron	$3.03	$2.82	$2.70	$2.51	$2.43

(1)
Fiscal year ended January 1, 2004 was comprised of 53 weeks.

(2)
Includes the April 13, 2007 payment of the $2.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)
Includes the July 1, 2003 payment of the $5.05 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(4)
Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

        We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,388 screens in 527 theatres in 39 states and the District of Columbia as of December 27, 2007. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which has primarily concentrated its efforts on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP. We expect to begin converting our existing theatres from 35 mm film projection to digital projection during the second half of 2008 and intend to complete the conversion of our entire circuit in approximately three to four years. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection.

        On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. As discussed further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the year ended December 27, 2007.

        As described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the year ended December 27, 2007, the Company sold its equity interest in an internet ticketing company, Fandango, Inc. ("Fandango"), for proceeds of $28.6 million. As a result of this transaction, the Company recognized a gain on the sale of approximately $28.6 million ($17.2 million after tax). In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million. This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

        For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Recent Developments

        As described in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, LLC ("Consolidated Theatres") for a total cash purchase price of approximately $210 million. The proposed acquisition will add a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. Consummation of the acquisition is subject to customary closing conditions and regulatory approval and is expected to be completed by the end of Regal's second fiscal quarter of 2008.

Results of Operations

        The 2007 fiscal year was a success for both the industry and the Company. Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal's 2007 fiscal year were estimated to have increased by approximately 4-5% in comparison to the 2006 fiscal year. The industry's success in 2007 was driven primarily by ticket price increases and also benefited from the success of top-tier films including Spider-Man 3, Transformers, Pirates of the Caribbean: At World's End, Shrek the Third, and Harry Potter & The Order of The Phoenix.

        Our total revenues for the year ended December 27, 2007 ("Fiscal 2007 Period") were $2,661.2 million and consisted of $1,804.5 million of admissions revenue, $735.0 million of concessions revenues and $121.7 million of other operating revenues, and increased 2.4% from total revenues of $2,598.1 million for the year ended December 28, 2006 ("Fiscal 2006 Period").

        Our Fiscal 2007 Period admissions revenues increased 4.5% over the Fiscal 2006 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and a favorable mix of film product exhibited during the Fiscal 2007 Period were the primary drivers of a 6.4% increase in our average ticket price and led to the increase in admissions revenue despite a 1.8% decline in attendance. We believe that the decline in attendance was primarily a result of a lack of breadth in the Fiscal 2007

Period film slate. Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry's results for the Fiscal 2007 Period as compared to the Fiscal 2006 Period.

        In addition, during the Fiscal 2007 Period, we experienced growth in average concessions revenues per patron and a decline in other operating revenues. The growth in average concessions revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Fiscal 2007 Period, such as Spider-Man 3, Transformers, Pirates of the Caribbean: At World's End, Shrek the Third, Harry Potter & the Order of The Phoenix and Ratatouille and a favorable mix of concession products sold during the Fiscal 2007 Period. The decrease in other operating revenues in the Fiscal 2007 Period was primarily attributable to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM, Inc. on February 13, 2007) described in further detail under Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        Income from operations increased 4.4% to $322.2 million for the Fiscal 2007 Period compared to $308.5 million in the Fiscal 2006 Period. The net increase in income from operations during the Fiscal 2007 Period was primarily attributable to incremental admissions and concessions revenues described above, partially offset by lower other operating revenues and increases in various operating expense items described in further detail below. Net income increased to $363.0 million in the Fiscal 2007 Period compared to net income of $86.3 million in the Fiscal 2006 Period. Earnings per diluted share also increased to $2.28 for the Fiscal 2007 Period compared to $0.56 during the Fiscal 2006 Period. The increases in net income and earnings per diluted share were primarily due to the increase in operating income as described above, a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), a $28.6 million gain ($17.2 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango (see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), the impact of earnings recognized from NCM, a reduction of net interest expense, and the impact of a $37.0 million loss ($22.2 million after related tax effects) on debt extinguishment recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company's Convertible Senior Notes.

        During the Fiscal 2007 Period, we continued to make progress with respect to the following strategic initiatives:

  •
  On February 13, 2007, NCM, Inc. completed an IPO of its common stock. In connection with the series of transactions completed in connection with the IPO, we received gross cash proceeds totaling $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional discussion of these transactions. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. We expect to use the remaining net cash proceeds along with additional cash on hand for the acquisition of Consolidated Theatres described in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. We continue to believe that our investment in National CineMedia will provide incremental value for our stockholders.

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2007 Period totaled approximately $485.1 million, including an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock.

  •
  We opened 13 new theatres with 185 screens, added 4 screens through expansion and closed 25 underperforming theatres with 204 screens, ending the Fiscal 2007 Period with 527 theaters and 6,388 screens.

  •
  Finally, we continued to embrace new technologies that enhance the movie-going experience and generate incremental revenue for the Company. During the Fiscal 2007 Period, we opened our first two test theatres fully outfitted with digital projection systems, increased our 3D screen count to 135 and increased our IMAX auditoriums to 18. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX film product by the major studios.

        We are optimistic regarding the breadth of the 2008 film slate and the timing of the release schedule and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2008 appears to be another year of high-profile releases such as Chronicles of Narnia: Prince Caspian, Indiana Jones and the Kingdom of the Crystal Skull, Iron Man, Kung Fu Panda, The Incredible Hulk, WALL-E, Hancock, The Dark Knight, Madagascar: The Crate Escape, Quantum of Solace and Harry Potter and the Half-Blood Prince.

        We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $120 million to $140 million for fiscal 2008, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2008 year, we expect to benefit from the impact of a 53-week fiscal year along with modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2008 admission and concessions revenues to be supported by our continued focus on efficient theatre operations. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2007 Period, the Fiscal 2006 Period and the year ended December 29, 2005 ("Fiscal 2005 Period") (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2007 Period		Fiscal 2006 Period		Fiscal 2005 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,804.5	67.8%	$1,727.1	66.5%	$1,662.2	66.0%
Concessions	735.0	27.6	696.7	26.8	659.8	26.2
Other operating revenue	121.7	4.6	174.3	6.7	194.7	7.8

Total revenues	2,661.2	100.0	2,598.1	100.0	2,516.7	100.0
Operating expenses:
Film rental and advertising costs(1)	957.5	53.1	906.6	52.5	886.7	53.3
Cost of concessions(2)	103.8	14.1	104.8	15.0	96.4	14.6
Rent expense(3)	335.9	12.6	323.2	12.4	310.5	12.3
Other operating expenses(3)	692.3	26.0	669.5	25.8	668.8	26.6
General and administrative expenses(including share-based compensation of $5.8 million, $8.6 million and $5.7 million for the Fiscal 2007 Period, the Fiscal 2006 Period and the Fiscal 2005 Period, respectively) (3)	63.1	2.3	65.9	2.5	67.9	2.7
Depreciation and amortization(3)	183.4	6.9	197.1	7.6	199.3	7.9
Net (gain) loss on disposal and impairment of operating assets(3)	(0.9)	—	15.1	0.6	11.6	0.5
Equity in earnings of joint venture including former employee compensation(3)	3.9	0.1	7.4	0.3	5.9	0.2

Total operating expenses(3)	2,339.0	87.9	2,289.6	88.1	2,247.1	89.3

Income from operations(3)	322.2	12.1	308.5	11.9	269.6	10.7
Interest expense, net(3)	112.9	4.2	125.2	4.8	117.3	4.7
Earnings recognized from NCM(3)	(18.6)	0.7	—	—	—	—
Gain on NCM transaction(3)	(350.7)	13.2	—	—	—	—
Gain on sale of Fandango interest(3)	(28.6)	1.1	—	—	—	—
Loss on debt extinguishment(3)	—	—	39.2	1.5	—	—
Provision for income taxes(3)	242.9	9.1	57.7	2.2	60.7	2.4
Net income(3)	363.0	13.6	86.3	3.3	91.8	3.6
Attendance	242.9	*	247.4	*	244.3	*
Average ticket price(4)	$7.43	*	$6.98	*	$6.80	*
Average concession per patron(5)	$3.03	*	$2.82	*	$2.70	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

Fiscal 2007 Period Compared to Fiscal 2006 Period

  Admissions

        Total admissions revenues increased $77.4 million during the Fiscal 2007 Period, or 4.5%, to $1,804.5 million, from $1,727.1 million for the Fiscal 2006 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and a favorable mix of film product exhibited during the Fiscal 2007 Period were the primary drivers of a 6.4% increase in our average ticket price and led to the increase in admissions revenue despite a 1.8% decline in attendance. We believe that the decline in attendance was primarily a result of a lack of breadth in the Fiscal 2007 Period film slate. Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry's results for the Fiscal 2007 Period as compared to the Fiscal 2006 Period.

  Concessions

        During the Fiscal 2007 Period, total concessions revenues increased $38.3 million, or 5.5%, to $735.0 million, from $696.7 million for the Fiscal 2006 Period. The increase in concessions revenues in the Fiscal 2007 Period was due to a 7.4% increase in average concessions per patron, partially offset by the aforementioned Fiscal 2007 Period decrease in attendance. The growth in average concessions revenues per patron for the Fiscal 2007 Period was primarily attributable to price increases, concession-friendly films exhibited during the Fiscal 2007 Period, such as Spider-Man 3, Transformers, Pirates of the Caribbean: At World's End, Shrek the Third, Harry Potter & the Order of The Phoenix and Ratatouille and a favorable mix of concession products sold during the Fiscal 2007 Period.

  Other Operating Revenues

        Total other operating revenues decreased $52.6 million, or 30.2%, to $121.7 million for the Fiscal 2007 Period, from $174.3 million for the Fiscal 2006 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia, net of payments for on-screen advertising time provided to our beverage concessionaire, marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. The decrease in other operating revenues in the Fiscal 2007 Period was primarily attributable to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM, Inc. on February 13, 2007) described in further detail under Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by increases in marketing revenues from our vendor marketing programs and an increase in revenue related to unredeemed gift certificates and discount tickets.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues increased to 53.1% during the Fiscal 2007 Period as compared to 52.5% in the Fiscal 2006 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2007 Period was primarily the result of a higher percentage of box office revenues generated by the top 10 films exhibited during the Fiscal 2007 Period.

  Cost of Concessions

        During the Fiscal 2007 Period, cost of concessions remained relatively consistent with that of the Fiscal 2006 Period. Cost of concessions as a percentage of concessions revenues decreased to 14.1% during the Fiscal 2007 Period as compared to 15.0% in the Fiscal 2006 Period. The decrease in the cost of concessions as a percentage of concessions revenues during the Fiscal 2007 Period was primarily related to increases in concession prices, coupled with the mix of concession products sold during such periods.

  Rent Expense

        Rent expense increased $12.7 million, or 3.9%, to $335.9 million in the Fiscal 2007 Period, from $323.2 million in the Fiscal 2006 Period. The increase in rent expense in the Fiscal 2007 Period was primarily attributable to general inflationary increases along with incremental rent from the inclusion of 189 new screens added since the end of the Fiscal 2006 Period and the 58 screens acquired from AMC during the third fiscal quarter of 2006, partially offset by the closure of 204 underperforming screens subsequent to the end of the Fiscal 2006 Period.

  Other Operating Expenses

        Other operating expenses increased approximately $22.8 million, or 3.4%, to $692.3 million in the Fiscal 2007 Period, from $669.5 million in the Fiscal 2006 Period. The increase in total other operating expenses during the Fiscal 2007 Period was primarily attributable to increases in variable costs and increased labor and non-rent occupancy costs, partially offset by a decrease in expenses of National CineMedia. Increases in labor costs were primarily the result of state minimum wage increases, coupled with normal inflationary increases.

  General and Administrative Expenses

        During the Fiscal 2007 Period, general and administrative expenses decreased $2.8 million, or 4.2%, to $63.1 million, from $65.9 million in the Fiscal 2006 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.3% in the Fiscal 2007 Period from 2.5% in the Fiscal 2006 Period. The decrease in general and administrative expenses during the Fiscal 2007 Period as compared to the Fiscal 2006 Period was primarily attributable to a reduction of legal and professional fees during the Fiscal 2007 Period.

  Depreciation and Amortization

        Depreciation and amortization decreased $13.7 million, or 7.0%, to $183.4 million during the Fiscal 2007 Period, from $197.1 million in the Fiscal 2006 Period. The decrease in depreciation and amortization expense during the Fiscal 2007 Period was primarily related to our equipment utilized in NCM's digital content network.

  Income from Operations

        During the Fiscal 2007 Period, income from operations totaled approximately $322.2 million, which represents an increase of $13.7 million, or 4.4%, from $308.5 million in the Fiscal 2006 Period. The increase in income from operations during the Fiscal 2007 Period was primarily attributable to incremental admissions and concessions revenues described above, coupled with decreases in certain operating expense items such as depreciation and amortization, equity in earnings of joint venture including former employee compensation and loss on disposal and impairment of operating assets, partially offset by decreases in other operating revenues and increases in film and advertising costs, rent expense, and other operating expenses.

  Interest Expense, net

        Net interest expense decreased $12.3 million, or 9.8%, to $112.9 million in the Fiscal 2007 Period, from $125.2 million in the Fiscal 2006 Period. The decrease in net interest expense during the Fiscal 2007 Period as compared to the Fiscal 2006 Period was principally due to incremental interest income ($19.5 million and $4.8 million, respectively, for the Fiscal 2007 Period and the Fiscal 2006 Period) from a higher outstanding cash balance during the Fiscal 2007 Period resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).

  Income Taxes

        The provision for income taxes of $242.9 million and $57.7 million for the Fiscal 2007 Period and the Fiscal 2006 Period, respectively, each reflect an effective tax rate of approximately 40.1%. The effective tax rates for the Fiscal 2007 Period and the Fiscal 2006 Period reflect the impact of certain non-deductible expenses.

  Earnings Recognized from NCM

        During the Fiscal 2007 Period, the Company received $18.6 million in cash distributions from National CineMedia. As a result, $18.6 million in equity earnings were recognized from NCM during the Fiscal 2007 Period. Such amount is presented as a component of "Earnings recognized from NCM" in the consolidated financial statements included in Part II, Item 8 of this Form 10-K. As a result of the IPO of NCM, Inc. described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia until National CineMedia's future net earnings equal or exceed the amount of the excess distribution received in connection with the IPO. Until such time, equity earnings will be recognized only to the extent that the Company receives cash distributions from National CineMedia.

        During the Fiscal 2006 Period and for the period from December 29, 2006 through February 12, 2007, the Company recorded a loss of $3.5 million and $2.0 million, respectively, representing its share of the net loss of National CineMedia. Such amounts are presented as a component of "Equity in earnings of joint venture including former employee compensation" in the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Net Income

        During the Fiscal 2007 Period, net income totaled $363.0 million, which represents an increase of $276.7 million, from $86.3 million in the Fiscal 2006 Period. The increase in net income for the Fiscal 2007 Period was primarily attributable to an increase in operating income as described above, a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), a $28.6 million gain ($17.2 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango (see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), the impact of earnings recognized from NCM, a reduction of net interest expense, and the impact of a $37.0 million loss ($22.2 million after related tax effects) on debt extinguishment recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company's Convertible Senior Notes.

Fiscal 2006 Period Compared to Fiscal 2005 Period

  Admissions

        During the Fiscal 2006 Period, total admissions revenues increased $64.9 million, or 3.9%, to $1,727.1 million, from $1,662.2 million for the Fiscal 2005 Period. Our Fiscal 2006 Period box office results were favorably impacted by a 1.3% increase in attendance, coupled with a 2.6% increase in average ticket prices. The increase in the Fiscal 2006 Period attendance was primarily attributable to a strong box office led by the overall breadth of the Fiscal 2006 Period film slate. Our Fiscal 2006 Period attendance also benefited by the addition of approximately 109 new screens since the end of the Fiscal 2005 Period and the 58 screens acquired from AMC during the Fiscal 2006 Period, partially offset by the closure of approximately 227 underperforming screens subsequent to the end of the Fiscal 2005 period. In addition, the Fiscal 2006 Period attendance was favorably impacted by the 306 screens acquired from R/C Theatres and Eastern Federal Corporation during the Fiscal 2005 Period. Since the R/C Theatres and Eastern Federal Corporation acquisitions occurred during the Fiscal 2005 Period, the results of operations of such theatres were only partially included in the Fiscal 2005 Period results. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding these acquisitions. The increase in the Fiscal 2006 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions. Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry's results for the Fiscal 2006 Period as compared to the Fiscal 2005 Period.

  Concessions

        Total concessions revenues increased $36.9 million, or 5.6%, to $696.7 million for the Fiscal 2006 Period, from $659.8 million for the Fiscal 2005 Period. The increase in concessions revenues in the Fiscal 2006 Period compared to the Fiscal 2005 Period was due to a 4.4% increase in average concessions per patron, coupled with the aforementioned Fiscal 2006 Period increase in attendance. The increase in the Fiscal 2006 Period concessions revenue and average concessions per patron was primarily attributable to changes in our concessions product mix (including certain size changes) and increases in concession prices. In addition, the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man's Chest, X-Men 3 and Cars benefited concessions revenues for the Fiscal 2006 Period.

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

  General and Administrative Expenses

        General and administrative expenses decreased $2.0 million, or 2.9%, to $65.9 million during the Fiscal 2006 Period, from $67.9 million in the Fiscal 2005 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.5% in the Fiscal 2006 Period, from 2.7% in the Fiscal 2005 Period. The decrease in general and administrative expenses during the Fiscal 2006 Period as compared to the Fiscal 2005 Period was primarily attributable to the continued reduction of Regal CineMedia general and administrative expenses resulting from the National CineMedia joint venture, partially offset by an increase in share-based compensation expense primarily resulting from the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment," effective December 30, 2005 (see Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).

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

  Income Taxes

        The provision for income taxes of $57.7 million and $60.7 million for the Fiscal 2006 Period and the Fiscal 2005 Period, respectively, reflect effective tax rates of approximately 40.1% and 39.8%, respectively. The effective tax rates for Fiscal 2005 Period and the Fiscal 2006 Period reflect the impact of certain non-deductible expenses.

  Net Income

        During the Fiscal 2006 Period, net income totaled $86.3 million, which represents a decrease of $5.5 million, from $91.8 million in the Fiscal 2005 Period. The decrease in net income for the Fiscal 2006 Period was primarily attributable to the approximate $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company's Convertible Senior Notes (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), decreases in other operating revenues and increases in certain expense items described in further detail above, partially offset by incremental admissions and concessions revenues due to the growth in attendance and increases in average ticket prices and average concessions per patron.

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2007 Period, Fiscal 2006 and Fiscal 2005 Period:

	Fiscal 2007 Period	Fiscal 2006 Period	Fiscal 2005 Period
	(in millions)
Net cash provided by operating activities	$800.7	$304.4	$386.4
Net cash used in investing activities	(47.5)	(151.7)	(243.0)
Net cash used in financing activities	(480.2)	(186.8)	(191.0)

Net increase (decrease) in cash and cash equivalents	$273.0	$(34.1)	$(47.6)

  Fiscal 2007 Period Compared to Fiscal 2006 Period

        Net cash flows provided by operating activities increased by approximately $496.3 million to approximately $800.7 million for the Fiscal 2007 Period from approximately $304.4 million for the Fiscal 2006 Period. The increase in net cash flows generated from operating activities for the Fiscal 2007 Period was primarily attributable to the transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion). These transactions resulted in an increase in net cash provided by operating activities for the Fiscal 2007 Period of approximately $447.4 million (gross proceeds of $628.3 million offset by Federal and state tax payments of $180.9 million). The components of the $447.4 million increase in net cash provided by operating activities related to the transactions completed in connection with the NCM, Inc. IPO include an increase in net income of approximately $209.0 million, an increase in deferred revenue of approximately $281.0 million and an increase in other liabilities of $5.7 million offset by a non-cash gain of approximately $3.4 million and a deferred tax benefit of $44.9 million. In addition to the changes in cash flows related to the IPO of NCM, Inc., the increase in net income and the timing of other Fiscal 2007 vendor payments positively impacted cash flows from operating activities and resulted in a $496.3 million increase in net cash provided by operating activities for the Fiscal 2007 Period.

        Net cash flows used in investing activities totaled approximately $47.5 million for the Fiscal 2007 Period compared to cash flows used in investing activities of approximately $151.7 million for the Fiscal 2006 Period. Contributing to the decrease in cash flows used in investing activities was $28.6 million of proceeds received in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period and incremental proceeds from the disposition of assets of approximately $33.5 million during the Fiscal 2007 Period as compared to the Fiscal 2006 Period. In addition, the Fiscal 2006 Period included cash used for acquisitions totaling approximately $34.1 million.

        Net cash flows used in financing activities were approximately $480.2 million for the Fiscal 2007 Period compared to cash flows used in financing activities of approximately $186.8 million for the Fiscal 2006 Period. The net increase in cash flows used in financing activities during the Fiscal 2007 Period was primarily attributable to $305.5 million of incremental dividends paid to shareholders (including an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate) during the Fiscal 2007 Period as compared to the Fiscal 2006 Period, coupled with a $140.4 million reduction in borrowings from the Regal Cinemas senior credit facility during the Fiscal 2007 Period, partially offset by less net cash used to settle conversions of the Company's Convertible Senior Notes and greater excess tax benefits from share-based payment arrangements during the Fiscal 2007 Period as compared to the Fiscal 2006 Period.

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

        Net cash flows used in financing activities were approximately $186.8 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $191.0 million for the Fiscal 2005 Period. The net decrease in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to incremental borrowings under the Senior Credit Facility and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities discussed further in Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by net cash used to settle conversions of approximately $116.3 million in principal amount of the Company's Convertible Senior Notes and the payment of debt acquisition costs.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the fifth amended and restated credit facility (the "Amended Senior Credit Facility") with Credit Suisse, Cayman Island Branch (as successor to Credit Suisse First Boston) as Administrative Agent and other lenders party thereto, described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its Convertible Senior Notes.

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

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company's theatre facilities (including digital 3D and IMAX screens) and replacing equipment. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $120.0 million to $140.0 million in fiscal year 2008, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2007 Period, we invested approximately $114.4 million in capital expenditures.

        On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. NCM, Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. NCM, Inc. used a portion of the net cash proceeds from the IPO to acquire newly issued common units from National CineMedia. In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their ESA with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds (approximately $281.0 million), RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. In addition, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted through a formula primarily based on theatre attendance generated by each joint venture partner. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of our agreement. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

        In addition, National CineMedia paid the net cash proceeds to each of Regal, AMC and Cinemark in exchange for modifying payment obligations for access to their respective theatres, for which Regal received a payment of approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA modification based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method.

        At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM, Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM, Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM, Inc. for proceeds of approximately $32.2 million. Upon completion of this sale of common units and as of December 27, 2007, Regal held approximately 21.2 million common units of National CineMedia. Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. Common Stock. As a result, we own, on a fully diluted basis, a 22.6% interest in NCM, Inc. as of December 27, 2007.

        Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption.

        After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. The Company expects to use the remaining net cash proceeds along with additional cash on hand for the acquisition of Consolidated Theatres described in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        As described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, in connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved a Severance Plan for RCM employees who held an unvested option to purchase shares of Regal's Class A common stock or shares of Regal's restricted Class A common stock pursuant to the terms of the Regal Entertainment Group 2002 Stock Incentive Plan (the "Incentive Plan") immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. During the Fiscal 2007 Period, the Company recorded total severance expense of approximately $1.9 million, including payments in lieu of dividends, related to the Severance Plan.

        During the fiscal year ended December 27, 2007, the Company sold its equity interest in Fandango for proceeds of $28.6 million. As a result of this transaction, the Company recognized a gain on the sale of approximately $28.6 million ($17.2 million after tax). In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million. This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

        Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, (see Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K,) or approximately $183.1 million in the aggregate, during the Fiscal 2007 Period. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. Further, on February 7, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock, payable on March 20, 2008, to stockholders of record on March 10, 2008. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        As of December 27, 2007, the holders of our Convertible Senior Notes had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. As described further in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 7, 2008, Regal announced that it may acquire up to $50.0 million in principal amount of the Convertible Senior Notes from time to time prior to the May 15, 2008 maturity of the Convertible Senior Notes, either in open market or privately negotiated transactions or in any other manner deemed appropriate by the Company, including through conversion of the Convertible Senior Notes.

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

        The terms of the Amended Senior Credit Facility include an option for Regal Cinemas to request the establishment of an additional term loan (the "New Incremental Term Loan") in a principal amount of up to $200.0 million. The New Incremental Term Loan is only available if Regal is able to obtain the commitments of new or existing lenders that are willing to provide funding for such New Incremental Term Loan and Regal Cinemas is able to satisfy certain conditions set forth in the Amended Senior Credit Facility. Any such commitments that are obtained and the loans thereunder would be treated as a secured term loan under the Amended Senior Credit Facility without the need to obtain consent from any lender or any party to the Amended Senior Credit Facility. Proceeds of Regal Cinemas' borrowings under the New Incremental Term Loan are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes. For a detailed summary of other material terms of the Amended Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        During the Fiscal 2004 Period and the Fiscal 2005 Period, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1,100.0 million of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each and require Regal Cinemas to pay interest at a fixed rate of 4.944% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

        As of December 27, 2007, we had approximately $1,683.0 million aggregate principal amount outstanding under the Term Facility, $123.7 million aggregate principal amount outstanding under Convertible Senior Notes and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of December 27, 2007, we had approximately $0.8 million outstanding in letters of credit, leaving approximately $99.2 million available for drawing under the Revolving Facility.

EBITDA

        EBITDA was approximately $902.2 million, or 33.9% of total revenues for the Fiscal 2007 Period, $466.3 million, or 17.9% of total revenues, for the Fiscal 2006 Period and $469.1 million, or 18.6% of total revenues, for the Fiscal 2005 Period.

        The increase in EBITDA for the Fiscal 2007 Period was primarily attributable to an increase in operating income described above, an approximate $350.7 million gain recorded in the Fiscal 2007 Period resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), the $28.6 million gain received in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period and the impact of a $37.0 million loss on debt extinguishment recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company's Convertible Senior Notes. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with accounting principles generally accepted in the United States of America (GAAP), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this annual report on Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets' analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2007 Period	Fiscal 2006 Period	Fiscal 2005 Period
EBITDA	$902.2	$466.3	$469.1
Interest expense, net	(112.9)	(125.2)	(117.3)
Provision for income taxes	(242.9)	(57.7)	(60.7)
Deferred income taxes	(4.4)	(19.8)	(15.5)
Gain on sale of Fandango interest	(28.6)	—	—
Changes in operating assets and liabilities	271.8	(40.6)	75.9
Loss on debt extinguishment	—	39.2	—
Other items, net	15.5	42.2	34.9

Net cash provided by operating activities	$800.7	$304.4	$386.4

Contractual Cash Obligations and Commitments

        The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 27, 2007, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,859.1	$140.8	$34.4	$85.8	$1,598.1
Future interest on debt obligations(2)	630.0	134.3	190.8	212.8	92.1
Capital lease obligations, including interest(3)	31.1	3.5	7.0	7.0	13.6
Lease financing arrangements, including interest(3)	154.1	13.5	27.4	27.6	85.6
Bankruptcy claims and liabilities(4)	0.6	0.6	—	—	—
Operating leases(5)	3,585.1	315.3	624.4	597.6	2,047.8
FIN 48 liabilities (6)	0.9	0.5	0.4	—	—
Other long term liabilities	3.8	0.8	1.9	0.6	0.5

Total	$6,264.7	$609.3	$886.3	$931.4	$3,837.7

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13-36 months	37-60 months	After 60 months
Other Commercial Commitments(7)	$300.0	$—	$—	$100.0	$200.0

(1)
These amounts are included on our consolidated balance sheet as of December 27, 2007. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $583.0 million of variable interest rate borrowings under the Term Facility, $123.7 million outstanding under the Convertible Senior Notes, approximately $51.5 million due under the Senior

  Subordinated Notes and approximately $0.9 million of other debt obligations) are based on the stated fixed rate or in the case of the $583.0 million of variable interest rate borrowings under the Term Facility, the current interest rate as of December 27, 2007 (6.70%). Future interest payments on the Company's hedged indebtedness as of December 27, 2007 (the remaining $1,100.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 27, 2007 (1.50%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 27, 2007. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.17%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
These amounts are included on our consolidated balance sheet as of December 27, 2007. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our bankruptcy related matters.

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

(6)
These amounts are included on our consolidated balance sheet as of December 27, 2007 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $25.8 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)
Under the terms of New Incremental Term Loan, Regal Cinemas may request the establishment of an additional term loan in a principal amount of up to $200 million. The New Incremental Term Loan is only available if Regal is able to obtain the commitments of new or existing lenders that are willing to provide funding for such New Incremental Term Loan and the satisfaction of certain conditions set forth in the Amended Senior Credit Facility. In addition, as of December 27, 2007, Regal Cinemas had approximately $99.2 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of December 27, 2007.

Category	Moody's	Standard and Poor's
Regal 3 3/4% Convertible Senior Notes	B2	BB-
Regal Cinemas Senior Credit Facility	Ba2	BB-

Debt Obligations

        On October 27, 2006, Regal Cinemas entered into its Amended Senior Credit Facility which consisted of the Term Facility in an aggregate principal amount of $1,700.0 million, a Revolving Facility in an aggregate principal amount of up to $100.0 million and a New Incremental Term Loan whereby Regal Cinemas may request additional commitments from the lenders to allow the Company to borrow up to $200.0 million in additional funds for certain limited purposes. For a detailed summary of the material terms of our Amended Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        For information regarding our other material debt instruments, including our Convertible Senior Notes and Regal Cinemas' Senior Subordinated Notes, please see the information under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Interest Rate Swaps

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations.

        Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.994% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,100.0 million of debt. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the six interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

        As of December 27, 2007, the aggregate fair value of the interest rate swaps was determined to be approximately ($2.5 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of ($1.6 million), net of tax, recorded to "Accumulated Other Comprehensive Loss." The interest rate swaps exhibited no ineffectiveness for the years ended December 27, 2007, December 28, 2006 and December 29, 2005.

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

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We have applied the principles of purchase accounting when recording theatre acquisitions. Under purchase accounting principles, we are required to estimate the fair value of all assets and liabilities, including: (i) the acquired tangible and intangible assets, including property and equipment, (ii) the liabilities assumed at the date of acquisition, and (iii) the related deferred tax assets and liabilities. Because the estimates we make in purchase accounting can materially impact our future results of operations, for significant acquisitions, we have obtained assistance from third party valuation specialists in order to make these valuation estimates, which are made based on information available to us at the acquisition date. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts. Historically, the estimates made have not experienced significant changes and, as a result, we have not disclosed such changes.

  •
  SFAS 142, "Goodwill and Other Intangible Assets" specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2007, fiscal 2006 and fiscal 2005, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office performance, which is determined by a film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, there were no significant changes in our film cost estimation and settlement procedures.

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

    For the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 27, 2007, consolidated depreciation and amortization expense was $183.4 million, representing 6.9% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $12.2 million or 6.6%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $14.0 million or 7.7%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. With the exception of valuation allowances recorded relative to pre-acquisition periods, decreases in the valuation allowance generally result in a decrease in the provision for income taxes. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relates to pre-acquisition periods, goodwill would be reduced to the extent of such excess or recorded goodwill, as appropriate.

    Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the tax authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48). Although we believe that our tax return positions are fully supportable, in accordance with FIN 48, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. With the exception of tax benefits realized relative to changes in pre-acquisition uncertain tax positions, any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

    For the fiscal year ended December 27, 2007, our provision for income taxes was $242.9 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 40.1% to 41.1% would have increased the current year income tax provision by approximately $6.1 million.

Quarterly Results

        The Company's consolidated financial statements for the year ended December 27, 2007 include the results of operations of the four theatres acquired from AMC on September 15, 2006 from December 29, 2006. The acquisition of the four theatres from AMC are described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The Company's consolidated financial statements for the year ended December 28, 2006 include the results of operations of the four theatres acquired on September 15, 2006 from AMC for the period subsequent to the date of acquisition. The comparability of our results between quarters is impacted by the inclusion from such dates of the results of operations of the four theatres from AMC and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 27, 2007. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included elsewhere in this Form 10-K.

	Dec. 27, 2007	Sept. 27, 2007	June 28, 2007		March 29, 2007	Dec. 28, 2006	Sept. 28, 2006	June 29, 2006	March 30, 2006
	In millions (except per share data)
Total revenues	$599.9	$752.9	$683.4		$625.0	$652.7	$675.7	$684.6	$585.1
Income from operations	56.8	117.4	83.0		65.0	85.3	83.5	89.0	50.7
Net income	23.2	58.0	52.7		229.1	29.2	29.3	16.6	11.2
Diluted earnings per share	0.15	0.36	0.33		1.46	0.19	0.19	0.11	0.07
Dividends per common share	$0.30	$0.30	$2.30	(1)	$0.30	$0.30	$0.30	$0.30	$0.30

(1)
Includes the April 13, 2007 payment of the $2.00 extraordinary cash dividend paid on each share of Class A and Class B Common stock. See Note 1 to the accompanying consolidated financial Statements included in Item 8 of this Form 10-K for further discussion.

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

Off-Balance Sheet Arrangements

        Other than the operating leases detailed above under "Contractual Cash Obligations and Commitments," the Company has no other off-balance sheet arrangements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Senior Credit Facility provided for and the Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the prior term facility bore and the Term Facility bear interest, at Regal Cinemas' option, at either an adjusted Eurodollar rate (as defined in the Amended Senior Credit Facility) or the base rate plus, in each case, an applicable margin.

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

        As of December 27, 2007 and December 28, 2006, borrowings of $1,683.0 million and $1,700.0 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 6.09% (as of December 27, 2007) and 6.23% (as of December 28, 2006), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of December 27, 2007, would increase or decrease interest expense by $2.6 million for the fiscal year ended December 27, 2007.

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

        Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 27, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 27, 2007.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 27, 2007, as stated in their report which is included herein.

/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer (Principal Executive Officer)	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

We have audited the accompanying consolidated balance sheets of Regal Entertainment Group as of December 27, 2007 and December 28, 2006, and the related consolidated statements of income, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 27, 2007. We also have audited Regal Entertainment Group's internal control over financial reporting as of December 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group as of December 27, 2007 and December 28, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective December 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment. As discussed in Note 7 to the consolidated financial statements, effective December 29, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

Nashville, TN
February 25, 2008

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 27, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$435.2	$162.2
Trade and other receivables, net	73.5	59.8
Inventories	8.1	8.0
Prepaid expenses and other current assets	7.1	1.8
Assets held for sale	1.6	8.6
Deferred income tax asset	—	0.6

TOTAL CURRENT ASSETS	525.5	241.0
PROPERTY AND EQUIPMENT:
Land	121.8	133.2
Buildings and leasehold improvements	1,701.6	1,667.3
Equipment	886.5	852.6
Construction in progress	24.2	31.7

Total property and equipment	2,734.1	2,684.8
Accumulated depreciation and amortization	(912.5)	(763.0)

TOTAL PROPERTY AND EQUIPMENT, NET	1,821.6	1,921.8
GOODWILL	181.7	214.9
DEFERRED INCOME TAX ASSET	64.0	21.4
OTHER NON-CURRENT ASSETS	42.1	69.7

TOTAL ASSETS	$2,634.9	$2,468.8

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$146.5	$146.2
Accounts payable	183.0	168.1
Accrued expenses	54.7	61.1
Income taxes payable	—	52.3
Deferred revenue	113.9	99.4
Interest payable	28.9	29.2
Deferred income tax liability	0.5	—

TOTAL CURRENT LIABILITIES	527.5	556.3
LONG-TERM DEBT	1,718.2	1,735.3
LEASE FINANCING ARRANGEMENTS	81.8	85.8
CAPITAL LEASE OBLIGATIONS	19.0	20.6
NON-CURRENT DEFERRED REVENUE	279.8	—
OTHER NON-CURRENT LIABILITIES	127.4	91.1

TOTAL LIABILITIES	2,753.7	2,489.1
MINORITY INTEREST	0.5	1.9
STOCKHOLDERS' DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 129,518,587 and 126,448,479 shares issued and outstanding at December 27, 2007 and December 28, 2006, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 and 23,908,639 shares issued and outstanding at December 27, 2007 and December 28, 2006, respectively	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(160.4)	(66.1)
Retained earnings	42.6	30.2
Accumulated other comprehensive income (loss), net	(1.6)	13.6

TOTAL STOCKHOLDERS' DEFICIT	(119.3)	(22.2)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,634.9	$2,468.8

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended December 27, 2007	Year Ended December 28, 2006	Year Ended December 29, 2005
REVENUES:
Admissions	$1,804.5	$1,727.1	$1,662.2
Concessions	735.0	696.7	659.8
Other operating revenue	121.7	174.3	194.7

TOTAL REVENUES	2,661.2	2,598.1	2,516.7
OPERATING EXPENSES:
Film rental and advertising costs	957.5	906.6	886.7
Cost of concessions	103.8	104.8	96.4
Rent expense	335.9	323.2	310.5
Other operating expenses	692.3	669.5	668.8
General and administrative expenses (including share-based compensation of $5.8, $8.6 and $5.7 for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively)	63.1	65.9	67.9
Depreciation and amortization	183.4	197.1	199.3
Net (gain) loss on disposal and impairment of operating assets	(0.9)	15.1	11.6
Equity in earnings of joint venture including former employee compensation	3.9	7.4	5.9

TOTAL OPERATING EXPENSES	2,339.0	2,289.6	2,247.1

INCOME FROM OPERATIONS	322.2	308.5	269.6
OTHER EXPENSE (INCOME):
Interest expense, net	112.9	125.2	117.3
Gain on NCM transaction (Note 4)	(350.7)	—	—
Gain on sale of Fandango interest	(28.6)	—	—
Earnings recognized from NCM	(18.6)	—	—
Loss on extinguishment of debt	—	39.2	—
Minority interest in earnings of consolidated subsidiaries and other	1.3	0.1	(0.2)

TOTAL OTHER (INCOME) EXPENSE, NET	(283.7)	164.5	117.1

INCOME BEFORE INCOME TAXES	605.9	144.0	152.5
PROVISION FOR INCOME TAXES	242.9	57.7	60.7

NET INCOME	$363.0	$86.3	$91.8

EARNINGS PER SHARE:
Basic	$2.39	$0.58	$0.63
Diluted	$2.28	$0.56	$0.59
AVERAGE SHARES OUTSTANDING (in thousands)
Basic	151,876	149,019	146,275
Diluted	159,474	155,124	154,330

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital (Deficit)		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
						Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balances, December 30, 2004	57.2	$—	87.6	$0.1	$59.1	$23.2	$(8.4)	$(5.0)	$69.0
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	17.1	17.1
Net income	—	—	—	—	—	91.8	—	—	91.8

Total comprehensive income	—	—	—	—	—	—	—	—	108.9
Conversion of Class B shares into Class A shares	3.6	—	(3.6)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	5.7	—	5.7
Exercise of stock options	2.9	—	—	—	18.4	—	—	—	18.4
Tax benefit from exercise of stock options and other	—	—	—	—	13.8	—	—	—	13.8
Forfeiture of stock options	—	—	—	—	(1.3)	—	1.3	—	—
Issuance of restricted stock	0.2	—	—	—	4.6	—	(4.6)	—	—
Forfeiture of restricted stock	—	—	—	—	(1.6)	—	1.6	—	—
Purchase of treasury shares	(0.5)	—	—	—	(10.0)	—	—	—	(10.0)
Cash dividends declared, $0.30 per share	—	—	—	—	(105.5)	(70.4)	—	—	(175.9)

Balances, December 29, 2005	63.4	—	84.0	0.1	(22.5)	44.6	(4.4)	12.1	29.9

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND (Continued)

COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS) (Continued)

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital (Deficit)			Accumulated Other Comprehensive Income (Loss)
						Retained Earnings	Deferred Stock Compensation
	Shares	Amount	Shares	Amount					Total
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	1.5	1.5
Net income	—	—	—	—	—	86.3	—	—	86.3

Total comprehensive income	—	—	—	—	—	—	—	—	87.8
Conversion of Class B shares into Class A shares	60.0	0.1	(60.0)	(0.1)	—	—	—	—	—
Adoption of SFAS No. 123-R	—	—	—	—	(4.4)	—	4.4	—	—
Share-based compensation expense	—	—	—	—	8.6	—	—	—	8.6
Exercise of stock options	2.8	—	—	—	16.1	—	—	—	16.1
Tax benefit from exercise of stock options and other	—	—	—	—	14.1	—	—	—	14.1
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Impact attributable to convertible note hedge and warrant	—	—	—	—	0.9	—	—	—	0.9
Cash dividends declared, $0.30 per share	—	—	—	—	(78.9)	(100.7)	—	—	(179.6)

Balances, December 28, 2006	126.4	0.1	24.0	—	(66.1)	30.2	—	13.6	(22.2)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	(15.2)	(15.2)
Net income	—	—	—	—	—	363.0	—	—	363.0

Total comprehensive income	—	—	—	—	—	—	—	—	347.8
Conversion of Class B shares into Class A shares	0.2	—	(0.2)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5.6	—	—	—	5.6
Exercise of stock options	2.7	—	—	—	15.6	—	—	—	15.6
Tax benefit from exercise of stock options and other	—	—	—	—	15.3	—	—	—	15.3
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Impact attributable to convertible note hedge and warrant	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $2.00 per share	—	—	—	—	(89.4)	(212.6)	—	—	(302.0)
Adoption of FIN 48	—	—	—	—	—	3.7	—	—	3.7
Cash dividends declared, $0.30 per share	—	—	—	—	(41.4)	(141.7)	—	—	(183.1)

Balances, December 27, 2007	129.5	$0.1	23.8	$—	$(160.4)	$42.6	$—	$(1.6)	(119.3)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 27, 2007	Year Ended December 28, 2006	Year Ended December 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$363.0	$86.3	$91.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	183.4	197.1	199.3
Share-based compensation expense	5.8	8.6	5.7
Minority interest in earnings of consolidated subsidiaries and other	1.3	0.1	(0.2)
Deferred income tax benefit	(4.4)	(19.8)	(15.5)
Net (gain) loss on disposal and impairment of operating assets	(0.9)	15.1	11.6
Equity in earnings of joint venture including former employee compensation	3.9	7.4	5.9
Gain on sale of Fandango interest	(28.6)	—	—
Non-cash gain on NCM transaction	(3.4)	—	—
Loss on extinguishment of debt	—	39.2	—
Non-cash rent expense	8.8	11.0	11.9
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	9.2	(3.5)	(3.2)
Inventories	—	(0.2)	(0.1)
Prepaid expenses and other current assets	0.8	5.6	10.7
Accounts payable	15.0	(13.2)	(1.3)
Income taxes payable	(44.4)	(26.5)	48.9
Deferred revenue	294.3	—	—
Accrued expenses and other liabilities	(3.1)	(2.8)	20.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	800.7	304.4	386.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114.4)	(124.7)	(144.5)
Proceeds from disposition of assets	40.6	7.1	57.7
Proceeds from sale of Fandango interest	28.6	—	—
Purchase of partnership interests, net of cash acquired	(1.1)	—	—
Dividends received from partnership	0.3	—	—
Investment in DCIP	(1.5)	—	—
Cash used for acquisitions, net of cash acquired	—	(34.1)	(156.8)
Decrease in restricted cash	—	—	0.6

NET CASH USED IN INVESTING ACTIVITIES	(47.5)	(151.7)	(243.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(485.1)	(179.6)	(175.9)
Proceeds from stock option exercises	15.6	16.1	18.4
Net payments on long term obligations	(22.5)	(20.6)	(22.8)
Cash used to settle conversions of convertible notes	(0.1)	(152.1)	—
Excess tax benefits from share-based payment arrangements	14.6	13.0	—
Payment of debt acquisition costs and other	(2.3)	(21.9)	(0.6)
Payment of bankruptcy claims and liabilities	(0.4)	—	(0.1)
Proceeds from Regal Cinemas Senior Credit Facility	—	140.4	—
Net proceeds attributable to convertible note hedge and warrant	—	17.9	—
Cash used to purchase treasury shares	—	—	(10.0)

NET CASH USED IN FINANCING ACTIVITIES	(480.2)	(186.8)	(191.0)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	273.0	(34.1)	(47.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	162.2	196.3	243.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$435.2	$162.2	$196.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$271.2	$94.0	$28.6

Cash paid for interest	$127.7	$123.1	$112.7

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 27, 2007

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("Regal CineMedia" or "RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, Regal CineMedia, Hoyts and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,388 screens in 527 theatres in 39 states and the District of Columbia as of December 27, 2007. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

        In March 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a new joint venture company known as National CineMedia, LLC ("National CineMedia"). In July 2005,

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

1. THE COMPANY AND BASIS OF PRESENTATION (Continued)

Cinemark, Inc. ("Cinemark"), through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc.. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. As discussed further in Note 4—"Investment in National CineMedia, LLC," as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the year ended December 27, 2007.

        On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company's cash investment in DCIP totaled approximately $1.5 million as of December 27, 2007. We account for our investment in DCIP following the equity method of accounting. For the year ended December 27, 2007, the Company recorded a loss of $1.2 million representing its share of the net loss of DCIP. Such loss is presented as a component of "Minority interest in earnings of consolidated subsidiaries and other."

        During the year ended December 27, 2007, the Company sold its equity interest in Fandango, Inc. ("Fandango") for proceeds of $28.6 million. As a result of this transaction, the Company recognized a gain on the sale of approximately $28.6 million ($17.2 million after tax). Additional consideration of approximately $5.0 million has been placed into escrow for general contingencies. No asset or gain will be recorded until final settlement. Also, in connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million. This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 27, 2007, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

        The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 27, 2007 and December 28, 2006, the Company capitalized approximately $10.0 million and $13.0 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theater locations and corporate office. The Company also capitalizes certain direct external costs associated with software we develop for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

        As of December 27, 2007 and December 28, 2006, included in property and equipment is $105.2 of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $36.8 million and $32.0 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $6.8 million, $13.6 million and $13.7 million for the years ended December 27, 2007, December 28, 2006 and December 29, 2005.

  Leases

        The majority of the Company's operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions. There are no conditions imposed upon us by our lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate our leased properties. None of our lease agreements require us to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

        The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS No. 13") and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because our leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of our leases, in our view, to consider that our lease renewal options are reasonably assured of being exercised and therefore, we generally consider the initial base term as the lease term under SFAS No. 13.

        The Company records rent expense for its operating leases with contractual rent increases in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," on a straight-line basis from the "lease commencement date" as specified in the lease agreement until the end of the base lease term.

        For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force ("EITF") 97-10, "The Effect of Lessee Involvement in Asset Construction." The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under SFAS No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases" ("SFAS No. 98"), for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project's construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

        In accordance with FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP 13-1"), we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, these rental costs have not been significant to our consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Goodwill

        The changes in the carrying amount of goodwill for the years ended December 27, 2007 and December 28, 2006 are as follows (in millions):

	Year ended December 27, 2007	Year ended December 28, 2006
Balance at beginning of year	$214.9	$223.8
Adoption of FIN 48	(1.6)	—
Adjustments related to certain pre-acquisition deferred tax assets	(31.0)	(9.2)
Other	(0.6)	0.3

Balance at end of year	$181.7	$214.9

        Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessments for the years ended December 27, 2007 and December 28, 2006 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 27, 2007 and December 28, 2006 were $52.1 million and $49.7 million, respectively, net of accumulated amortization of $19.4 million and $13.1 million, respectively.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—"Income Taxes," effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). In accordance with FIN 48, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company's process for determining the provision for income taxes.

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

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates, advance ticket sales, the amount we received related to the sale of our equity interest in Fandango (see Note 1—"The Company and Basis of Presentation") and the amount we received for agreeing to the existing exhibitor service agreement ("ESA") modification described in Note 4—"Investment in National CineMedia, LLC". Deferred revenue related to vendor programs, gift certificates and advance ticket sales are recognized as revenue as described above in this Note 2 under "Revenue Recognition." As described in Note 1—"The Company and Basis of Presentation," deferred revenue related to the sale of our equity interest in Fandango will be amortized to revenue on a straight-line basis over the six year term of the agreement. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 4—"Investment in National CineMedia, LLC."

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Loyalty Program

        Members of the Regal Crown Club earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. The Company's accounting policy for the loyalty program is based on the guidance provided for Issue 1 in EITF Issue No. 00-22. Because we believe that the value of the awards granted to our Regal Crown Club members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club loyalty program at the time the awards are earned. Historically, and for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, the costs of these awards have not been significant to our consolidated financial statements.

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-Based Compensation

        As described in Note 9—"Capital Stock And Share-Based Compensation," effective December 30, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123R") utilizing the modified prospective approach. Under SFAS 123R, share- based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

        In connection with the adoption of SFAS 123R, the Company also elected to adopt the alternative transition method provided in FASB Staff Position No. 123(R)-3, "Transition Election Related to

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Tax Effects of Share-Based Payment Awards" for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS 123R.

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

  Segments

        As of December 27, 2007, December 28, 2006, and December 29, 2005, the Company managed its business under one reportable segment: theatre exhibition operations.

  Comprehensive Income

        Total comprehensive income for the years ended December 27, 2007, December 28, 2006 and December 29, 2005 was $347.8 million, $87.8 million and $108.9 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company's interest rate swap arrangements during each of the years ended December 27, 2007, December 28, 2006 and December 29, 2005. The Company's interest rate swap arrangements are further described in Note 5—"Debt Obligations."

  Reclassifications

        Certain reclassifications have been made to the 2005 and 2006 consolidated financial statements to conform to the 2007 presentation.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated financial position, cash flows and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The adoption of SFAS 159 is not expected to have a material impact on the Company's consolidated financial position, cash flows and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the adoption of SFAS 141(R) and its impact on the Company's consolidated financial position, cash flows and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company's consolidated financial position, cash flows and results of operations.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

3. ACQUISITIONS

  Acquisition of four AMC Entertainment Inc. Theatres

        On September 15, 2006, the Company acquired four theatres with a total of 58 screens from AMC. The Company purchased two of these AMC theatres representing 26 screens for approximately $34.1 million in cash, subject to post-closing adjustments, and acquired the other two AMC theatres representing 32 screens in exchange for two Regal theatres consisting of 32 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $5.4 million. The Company accounted for the exchange of theatre assets as a non-monetary transaction in accordance with FAS 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29" and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $34.1 million was directly allocated to the other two AMC theatres using the purchase method of accounting. Accordingly, the total cash purchase price was allocated to the assets acquired and liabilities assumed for both of the respective theatre locations based on management's judgment of the estimated fair values at the date of acquisition. The results of operations of the four acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

3. ACQUISITIONS (Continued)

        The following is a summary of the final allocation of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$0.2
Property and equipment, net	157.8
Goodwill	2.9
Current liabilities	(4.2)

Total purchase price	$156.7

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC

  Formation of National CineMedia, LLC

        In March 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, acquired a 20.7% interest in National CineMedia. National CineMedia focuses on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

        As part of the joint venture transaction, in March 2005, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCM's wholly-owned subsidiary, RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's continued involvement in the operations of National CineMedia.

        Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 through the date of the IPO of NCM, Inc.) payable to National CineMedia to service such contracts. For the period from December 29, 2006 through February 12, 2007 and the year ended December 28, 2006, administrative fees paid to National CineMedia with respect to these contracts totaled less than $0.1 million (on less than $0.1 million of revenue) and $4.8 million (on $15.0 million of revenue), respectively. Revenues and expenses attributable to these advertising contracts were recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

through February 12, 2007, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective subsidiaries, received revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula was based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor's theatres for any measurement period. During the period from December 29, 2006 through February 12, 2007, the Company recorded $6.2 million of advertising revenues and $0.4 million of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company's financial statements. During the year ended December 28, 2006, the Company recorded $58.5 million of advertising revenues and $3.1 million of other revenues derived from these contracts. For the period from December 29, 2006 through February 12, 2007 and the year ended December 28, 2006, the Company recorded a loss of $2.0 million and $3.5 million, respectively, representing its share of the net loss of National CineMedia. As of December 28, 2006, RCH owned 45.4% of the Class A Units of National CineMedia, AMC, as successor in interest to NCN, owned 26.3% of the Class A Units of National CineMedia and Cinemark owned 28.3% of the Class A Units of National CineMedia. See "Initial Public Offering of National CineMedia, Inc. and Other Developments" below for a discussion of related amounts for the period from February 13, 2007 through December 27, 2007.

        In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the RCI Severance Plan For Equity Compensation (the "Severance Plan"). Participation in the Severance Plan is limited to employees of RCM who held an unvested option to purchase shares of Regal's Class A common stock or unvested shares of Regal's restricted Class A common stock pursuant to the terms of the Company's 2002 Incentive Plan (the "Incentive Plan") immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. Each employee's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan is, at the times set forth in the Severance Plan, entitled to cash payments based on the value of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the years ended December 27, 2007, December 28, 2006 and December 29, 2005, the Company recorded total severance expense of approximately $1.9 million, $3.9 million and $7.4 million, respectively, including payments in lieu of dividends, related to the Severance Plan.

  Initial Public Offering of National CineMedia, Inc.

        On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. NCM, Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. NCM, Inc. used a portion of the net cash proceeds from the IPO to acquire newly issued common units from National CineMedia. As a result of the NCM, Inc.'s acquisition of common units in National CineMedia, the Company recognized a change in interest gain of approximately $182.7 million along with a corresponding increase in the Company's equity investment in National CineMedia.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their ESA with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds (approximately $281.0 million), RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. In addition, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted through a formula primarily based on theatre attendance generated by each joint venture partner. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of our agreement. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

        The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period's expected decrease in revenues due to entry into the new ESA. During the period from February 13, 2007 through December 27, 2007, the Company recognized $2.1 million of advertising revenue utilizing the units of revenue amortization method.

        At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM, Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM, Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM, Inc. for proceeds of approximately $32.2 million and recognized a gain on the sale of such units of approximately $19.3 million. Upon completion of this sale of common units and as of December 27, 2007, Regal held approximately 21.2 million common units of National CineMedia. Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. common stock. As a result, we own, on a fully diluted basis, a 22.6% interest in NCM, Inc.

        Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia until National CineMedia's future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings will be recognized only to the extent that the Company receives cash distributions from National CineMedia. During the year ended December 27, 2007, the Company received $18.6 million in cash distributions from National CineMedia. As a result, $18.6 million in equity earnings were recognized during the year ended December 27, 2007.

        After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.

        We account for our investment in National CineMedia following the equity method of accounting. The changes in the carrying amount of our investment in National CineMedia for the year ended December 27, 2007 are as follows (in millions):

Investment in National CineMedia
Balance as of December 28, 2006	$(1.5)
Equity in loss of National CineMedia (December 29, 2006 through February 12, 2007)	(2.0)
Gain on change in interest	182.7
Net book value of units sold in over-allotment	(12.8)
Redemption of preferred units	(166.4)
Earnings recognized from National CineMedia	18.6
Distributions from National CineMedia	(18.6)

Balance as of December 27, 2007	$—

        As a result of the ESA amendment and related modification payment, for the period from February 13, 2007 through December 27, 2007, theatre access fees and other revenues received from National CineMedia, net of payments for on-screen advertising time provided to our beverage concessionaire, totaled approximately $7.3 million. This amount is presented as a component of other operating revenues in the Company's financial statements. As of December 27, 2007, approximately $2.0 million and $2.2 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 28, 2006, approximately $25.4 million and $0.7 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS

        Debt obligations at December 27, 2007 and December 28, 2006 consist of the following (in millions):

	December 27, 2007	December 28, 2006
Regal 3 3/4% Convertible Senior Notes	$123.7	$123.7
Regal Cinemas Senior Credit Facility	1,683.0	1,700.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.17%, maturing in various installments through January 2021	85.8	89.4
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	20.6	22.4
Other	0.9	0.9

Total debt obligations	1,965.5	1,987.9
Less current portion	(146.5)	(146.2)

Total debt obligations, net of current maturities	$1,819.0	$1,841.7

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008 (the "Convertible Senior Notes"). Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the Convertible Senior Notes. Our note holders have the option to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the then existing conversion price per share.

        On December 27, 2007, at the then current conversion price of $12.6494 per share (which conversion price has been and may be further adjusted pursuant to the antidilution provisions of the Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of Convertible Senior Notes is convertible into approximately 79.0551 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation, we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse International ("Credit Suisse"), we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at December 27, 2007, at a price per share of $12.6494). In the event of the conversion of the Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the Convertible Senior Notes, a number of shares equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the Convertible Senior Notes. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders' deficit.

        We also sold to Credit Suisse a warrant (the "Warrant") to purchase shares of our Class A common stock. The Warrant is currently exercisable for approximately 9.8 million shares of our Class A common stock at a December 27, 2007 exercise price of $14.5954 per share (which exercise price has been and may be further adjusted pursuant to the antidilution provisions of the Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the Warrant unless and until a conversion event occurs. We have the option of settling the Warrant in cash or shares of our Class A common stock. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders' deficit.

        The Convertible Note Hedge and the Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $14.5494 (as of December 27, 2007). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

        As of December 27, 2007, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $12.6494. This conversion option, coupled with the Company's stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $123.7 million principal amount of the Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of December 27, 2007.

        During the year ended December 28, 2006, holders of $116.3 million in principal amount of Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $152.1 million. As a result of these conversions, the Company recorded a $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) during the year ended December 28, 2006. In connection with these conversions, the Company received net proceeds of approximately $17.9 million from Credit Suisse attributable to the Convertible Note Hedge and the Warrant. Such proceeds were recorded as an increase to additional paid-in capital.

        As described further in Note 14—"Subsequent Events," on February 7, 2008, Regal announced that it may acquire up to $50.0 million in principal amount of the Convertible Senior Notes from time to time prior to maturity of the Convertible Senior Notes, either in open market or privately negotiated transactions or in any other manner deemed appropriate by the Company, including through conversion of the Convertible Senior Notes.

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

        On April 15, 2004, Regal and its subsidiary, Regal Cinemas Bond Corporation ("RCBC"), commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Regal Cinemas 93/8% Senior Subordinated Notes due 2012. On April 27, 2004, the Company completed its consent solicitation with respect to the Senior Subordinated Notes amending the indenture governing the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Senior Subordinated Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

amount of Senior Subordinated Notes for those holders who properly tendered their Senior Subordinated Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2007. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004. The remaining balance was retained for the acquisitions of seven theatres acquired during the quarter ended July 1, 2004, 28 theatres acquired from Signature Theatres on September 30, 2004 and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas' senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.1 million. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

        Regal Cinemas Fifth Amended and Restated Credit Agreement—On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the "Amended Senior Credit Facility") with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the "Term Facility") in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The principal balance of the Term Facility in the Amended Senior Credit Facility was higher than the term loan balance in the prior credit facility, and such higher principal balance resulted in net proceeds of $21.2 million from the Amended Senior Credit Facility which were set aside for general corporate purposes. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $2.3 million, including $0.8 million of third party costs. In addition, approximately $19.2 million of new debt acquisition costs were recorded in connection with consummation of the Amended Senior Credit Facility.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries' personal property and certain real property. The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

        Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas' option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse, and the Federal Funds Effective Rate plus 0.5%. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the Adjusted Eurodollar Rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Calculation of interest is on the basis of the actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of base rate loans based on the Prime Rate) and interest is payable at the end of each interest period (or quarterly in the case of base rate loans based on the Prime Rate) and, in any event, at least every 3 months. As of December 27, 2007 and December 28, 2006, borrowings of $1,683.0 million and $1,700.0 million, respectively, were outstanding under the Term Facility at an effective interest rate of 6.09% (as of December 27, 2007) and 6.23% (as of December 28, 2006), after the impact of the interest rate swaps is taken into account.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

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

        The Amended Senior Credit Facility contains customary affirmative covenants including, among other things, maintenance of corporate existence and rights; performance of obligations; delivery of financial statements and other financial information; delivery of notices of default, litigation, ERISA events and material adverse change; maintenance of properties; maintenance of insurance; maintenance of a rating of Regal Cinemas and of the Amended Senior Credit Facility by each of Standard & Poor's Ratings Services and Moody's Investors Service, Inc; compliance with laws; inspection of books and properties; further assurances; and payment of taxes.

        The Amended Senior Credit Facility also contains customary negative covenants (subject to exceptions, limitations and baskets) which limit the ability of Regal Cinemas and its subsidiaries to, among other things, incur indebtedness, grant liens, make investments or acquisitions, engage in affiliate transactions, or pay dividends. These limitations may restrict the ability of Regal Cinemas to fund the operations of the Company or any subsidiary of the Company that is not designated as a restricted subsidiary of Regal Cinemas under the Amended Senior Credit Facility.

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

        Under the Amended Senior Credit Facility, Regal Cinemas also established an additional term loan facility ("New Incremental Term Facility") which amends and restates the existing term loan facility. Under the terms of the New Incremental Term Facility, Regal Cinemas may borrow up to $200.0 million in additional funds that would be treated as a term loan under the Amended Senior Credit Facility without the need to obtain consent from any lender or any party to the Amended Senior Credit Facility. Borrowing under the New Incremental Term Facility is subject to the satisfaction of certain conditions set forth in the facility, including, but not limited to, obtaining commitments from one or more lenders to fund such additional amounts. At Regal Cinemas' option, borrowings under the New Incremental Term Facility bear interest at an Adjusted Eurodollar Rate or a base rate plus, in either case, an applicable margin that is established at the time commitments for the New Incremental Term Facility are obtained. Proceeds of Regal Cinemas' borrowings under the New Incremental Term Facility are to be used solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the Convertible Senior Notes.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

        Interest Rate Swaps—On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations.

        Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49% to 4.994% and will receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,100.0 million of debt. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the six interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

        As of December 27, 2007, the aggregate fair value of the interest rate swaps was determined to be approximately ($2.5 million), which has been recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of ($1.6 million), net of tax, recorded to "Accumulated Other Comprehensive Loss." The interest rate swaps exhibited no ineffectiveness for the years ended December 27, 2007, December 28, 2006 and December 29, 2005.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of EITF 97-10 and SFAS No. 98.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

5. DEBT OBLIGATIONS (Continued)

        Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2008	$140.8	$3.5	$13.5	$157.8
2009	17.2	3.5	13.6	34.3
2010	17.2	3.5	13.8	34.5
2011	17.2	3.5	13.8	34.5
2012	68.6	3.5	13.8	85.9
Thereafter	1,598.1	13.6	85.6	1,697.3

	1,859.1	31.1	154.1	2,044.3
Less: interest on capital leases and lease financing arrangements		(10.5)	(68.3)	(78.8)

Totals	$1,859.1	$20.6	$85.8	$1,965.5

6. LEASES

        The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 27, 2007, are summarized for the following fiscal years (in millions):

2008	$315.3
2009	314.0
2010	310.4
2011	304.2
2012	293.4
Thereafter	2,047.8

        Rent expense under such operating leases amounted to $335.9 million, $323.2 million and $310.5 million for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively. Contingent rent expense was $19.6 million, $18.4 million and $15.6 million for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively.

  Sale-Leaseback Transactions

        The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

        In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

6. LEASES (Continued)

UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 27, 2007, 12 theaters were subject to the sale leaseback transaction and approximately $46.9 million in principal amount of pass-through certificates were outstanding.

7. INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 27, 2007	Year ended December 28, 2006	Year ended December 29, 2005
Federal:
Current	$199.2	$63.9	$62.3
Deferred	(4.8)	(15.6)	(11.9)

Total Federal	194.4	48.3	50.4
State:
Current	48.1	13.6	13.9
Deferred	0.4	(4.2)	(3.6)

Total State	48.5	9.4	10.3

Total income tax provision	$242.9	$57.7	$60.7

        During the years ended December 27, 2007, December 28, 2006, and December 29, 2005, a current tax benefit of $15.3 million, $14.1 million and $13.8 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 27, 2007	Year ended December 28, 2006	Year ended December 29, 2005
Provision calculated at federal statutory income tax rate	$212.1	$50.4	$53.4
State and local income taxes, net of federal benefit	27.6	6.1	6.7
Other	3.2	1.2	0.6

Total income tax provision	$242.9	$57.7	$60.7

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

7. INCOME TAXES (Continued)

        Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 27, 2007	December 28, 2006
Deferred tax assets:
Net operating loss carryforward	$54.9	$63.4
Excess of tax basis over book basis of intangible assets	—	22.4
Deferred revenue	112.1	—
Deferred rent	37.3	33.7
Interest rate swaps	5.0	—
Other	13.7	7.5
Accrued expenses	0.5	0.8

Total deferred tax assets	223.5	127.8
Valuation allowance	(10.5)	(36.6)

Total deferred tax assets, net of valuation allowance	213.0	91.2
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(78.0)	(67.9)
Excess of book basis over tax basis of intangible assets	(3.5)	—
Excess of book basis over tax basis of NCM joint venture and other	(66.2)	(0.2)
Interest rate swaps	—	(0.9)
Other	(1.8)	(0.2)

Total deferred tax liabilities	(149.5)	(69.2)

Net deferred tax asset	$63.5	$22.0

        At December 27, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $128.2 million with expiration commencing in 2012. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 27, 2007 and December 28, 2006 totaling $10.5 million and $36.6 million, respectively, as management believes it is more likely than not that

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

7. INCOME TAXES (Continued)

certain deferred tax assets will not be realized in future tax periods. Approximately $8.0 million and $33.7 million of the valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists as of December 27, 2007 and December 28, 2006, respectively. Accordingly, future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions. During the year ended December 27, 2007, the valuation allowance was reduced by $25.5 million as a result of management's determination that certain net operating losses would more likely than not be realized. Additionally, the valuation allowance was reduced by $1.0 million as a result of a reduction in the deferred tax asset against which such valuation allowance was recorded. Lastly, during fiscal 2007 the valuation allowance was increased by $0.4 million related to management's determination that it was more likely than not that certain state net operating losses would not be realized.

        Effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Relative to the implementation of FIN 48, the Company recognized a $12.4 million reduction of its recorded liabilities with a corresponding $7.1 million decrease to non-current deferred tax assets, a $1.6 million decrease to goodwill and a $3.7 million increase in retained earnings. A reconciliation of the change in the amount of unrecognized tax benefits during the year ended December 27, 2007 was as follows (in millions):

Balance at December 29, 2006	$32.5
Additions based on tax positions related to the current year	7.6
Expired tax attributes	(1.3)
Lapse of statute of limitations	(0.9)

Balance at December 27, 2007	$37.9

        Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $2.5 million and $4.0 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities. Additionally, the Company has determined that it is reasonably possible that between $0.5 million and $1.0 million of such reduction will be the result of payments made in settlement of state tax disputes.

        The total net unrecognized tax benefits that would affect the effective tax rate if recognized were $5.7 million as of December 27, 2007. Additionally, as of December 27, 2007, approximately $1.6 million of the total net unrecognized tax benefit would result in an increase to the valuation allowance if recognized. The remaining net unrecognized tax benefits as of such dates would impact goodwill if recognized.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

7. INCOME TAXES (Continued)

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2007, the Company has accrued gross interest and penalties of approximately $3.8 million. The total amount of interest and penalties recognized in the statement of income for the period ended December 27, 2007 is $0.6 million.

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

8. LITIGATION AND CONTINGENCIES

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

        In prior years, private litigants and the Department of Justice (the "DOJ") had filed claims against us or our subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants' claims and all claims made by the United States under the ADA. From time to time, we receive claims that the stadium seating offered by our theatres allegedly violates the ADA. In these instances, we seek to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

        In addition, we, from time to time, receive letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience.

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard, and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

8. LITIGATION AND CONTINGENCIES (Continued)

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

        The Company has employment contracts with three of its current executive officers, Messrs. Campbell and Dunn, and Ms. Miles. Under each of these three agreements, the Company shall indemnify each such executive against all liabilities with respect to such executives' service as an officer, and as a director, to the extent applicable. In addition, under the employment contracts with its three current executives, each executive is entitled to severance payments in connection with the termination by the Company of the executive without cause, the termination by the executive for good reason, or the termination of the executive, under circumstances, in connection with a change in control of Regal.

        Specifically, under the employment agreements, if we terminate any of our covered executives without cause, he or she is entitled to severance payments equal to two times his or her base annual salary and health and life insurance benefits for 24 months from the date of the termination of his or her employment. Under those circumstances, he or she is also entitled to receive, pro-rated to the date of termination, any bonus he or she would have received for that year. If any of these executives terminates his or her employment for good reason, he or she is entitled to receive, in addition to the amounts payable if we were to have terminated his employment without cause, one times such employee's target cash bonus.

        Pursuant to our employment agreements with Messrs. Campbell and Dunn and Ms. Miles, if we terminate any of these executives' employment, or if any of these executives resign for good reason, within three months prior to, or one year after, a change of control of the Company, which we refer to as a change in control, he or she is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, that he or she would have received in respect of the fiscal year in which the termination occurs; and (ii) in the case of Mr. Campbell, two and one-half times his annual base salary plus two times his target bonus, and health and life insurance benefits for 30 months and in the case of Mr. Dunn or Ms. Miles, two times the executive's annual salary plus one and one-half times the executive's target bonus, and health and life insurance benefits for 30 months.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

8. LITIGATION AND CONTINGENCIES (Continued)

        Pursuant to such employment agreements, the maximum amount of payments and benefits payable to Messrs. Campbell and Dunn and Ms. Miles if such executives were terminated as of December 27, 2007 would be $7.3 million.

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION

        As of December 27, 2007, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 27, 2007, 129,518,587 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 27, 2007, all of which are held by Anschutz. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 27, 2007. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

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

  Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 27, 2007, no shares of preferred stock are outstanding.

  Share Repurchase Program

        During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company's board of directors extended the share repurchase program during the year ended December 27, 2007 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2008. The Company made no repurchases of its outstanding Class A common stock during the years ended December 27, 2007 and December 28, 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

  Warrants

        Other than disclosed in Note 5—"Debt Obligations" and Note 12—"Earnings per Share," no warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 27, 2007.

  Dividends

        Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $183.1 million in the aggregate, during the Fiscal 2007 Period. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $179.6 million in the aggregate, during the year ended December 28, 2006. In addition, Regal paid four quarterly cash dividends of $0.30 per share, on each outstanding share of its Class A and Class B common stock, or approximately $175.9 million in the aggregate during the year ended December 29, 2005.

  Share-Based Compensation

        In 2002, the Company established the Incentive Plan for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units" the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.

        In conjunction with the exchange transaction on April 12, 2002, the holders of outstanding options of United Artists and Regal Cinemas received under the Incentive Plan replacement options to purchase 8,832,147 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. As a result, stock option information presented herein prior to the exchange of options has been retroactively restated to reflect the effects of the exchange transaction.

        In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of December 27, 2007 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 655,965 shares of Class A common stock were outstanding under the Incentive Plan, and 3,065,754 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        Effective December 30, 2005, the Company adopted SFAS 123R utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB 25 (the intrinsic value method), and accordingly, recognized no compensation expense for

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

those stock options having an exercise price equal to the market value of the Company's Class A common stock on the date of the grant.

        Under the modified prospective approach, SFAS 123R applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and recognized as expense over the employee's requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Stock Options

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

        We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards based on factors at the date of grant. Stock compensation expense for each of the years ended December 27, 2007, December 28, 2006 and December 29, 2005 was based on the following assumptions at the dates the stock options were granted:

Expected volatility	38.0%-39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.0%-4.9%
Dividend yield	3.0%-4.5%

        Expected volatility is based on historical volatility of the Company's common stock price. The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company's employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts and may be subject to substantial change in the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

future. There were no stock options granted during the years ended December 27, 2007, December 28, 2006 and December 29, 2005.

        As share-based compensation expense recognized in the consolidated statement of income for the years ended December 27, 2007 and December 28, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        During the years ended December 27, 2007, December 28, 2006 and December 29, 2005, the Company recognized approximately $1.3 million, $6.5 million and $5.0 million, respectively, of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses. At December 27, 2007, there was $0.5 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 0.24 years.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 27, 2007, our consolidated statement of cash flows reflects $14.6 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $15.6 million for the year ended December 27, 2007. The actual income tax benefit realized from stock option exercises was $15.3 million for the same period.

        The following table represents stock option activity for the year ended December 27, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contract Life
Outstanding options at beginning of period	3,095,601	$7.03	5.48Yrs
Granted	—	—
Exercised	(2,706,120)	5.77
Forfeited	(2,729)	17.38
Antidilution adjustments made to outstanding options in connection with the extraordinary dividend declared during the quarter ended March 29, 2007	269,213	6.36

Outstanding options at end of period	655,965	$9.30	4.78Yrs
Exercisable options at end of period	557,673	$8.37	4.56Yrs

        The aggregate intrinsic value of options outstanding at December 27, 2007 was $6.0 million, and the aggregate intrinsic value of options exercisable was $5.6 million. Total intrinsic value of options exercised was $43.9 million, $40.2 million and $39.5 million, for the years ended December 27, 2007,

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

December 28, 2006 and December 29, 2005, respectively. As of December 27, 2007, the Company had 98,292 nonvested stock options outstanding with a weighted average grant date fair value of $4.37. As of December 28, 2006, the Company had 2,382,552 nonvested stock options outstanding with a weighted average grant date fair value of $2.96.

        Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25 and provided the required pro forma disclosures of SFAS 123. For purposes of pro forma disclosures under SFAS 123 for the year ended December 29, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

Year Ended December 29, 2005
Net income:
As reported	$91.8
Add: Share-based employee compensation reported in net income, net of taxes	3.1
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(3.7)

Pro forma	$91.2

Basic earnings per share:
As reported	$0.63
Add: Share-based employee compensation reported in net income, net of taxes	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.03)

Pro forma	$0.62

Diluted earnings per share:
As reported	$0.59
Add: Share-based employee compensation reported in net income, net of taxes	0.02
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.02)

Pro forma	$0.59

Restricted Stock

        The Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. On February 11, 2005, 229,990 shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $19.90 per share. On March 7, 2006, 169,689 shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. The closing price of our Class A common stock on the date of grant was $18.67 per share. On April 25, 2006, June 6, 2006 and September 18, 2006, a total of 15,973 shares were granted in the aggregate under the Incentive Plan at nominal cost to a key employee and certain newly-elected directors. The closing price of our Class A common stock was $20.51 per share on April 25, 2006, $19.28 per share on June 6, 2006 and $19.52 per share on September 18, 2006. On January 10, 2007, 164,647 shares were granted under the Incentive Plan at nominal cost to officers, key employees and certain directors. The closing price of our Class A common stock on the date of grant was $22.25 per share. On August 8, 2007 and September 5, 2007, a total of 7,846 shares were granted in the aggregate under the Incentive Plan at nominal cost to certain newly-elected directors. The closing price of our Class A common stock was $20.98 per share on August 8, 2007 and $22.40 per share on September 5, 2007.

        During the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, the Company recognized approximately $2.9 million, $1.6 million and $0.7 million of share-based compensation expense related to these restricted share grants. Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 27, 2007, we have unrecognized compensation expense of $5.2 million associated with these awards. Upon adoption of SFAS 123R, the cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards was not material. During the year ended December 27, 2007, the Company paid four cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.6 million. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding restricted share. Restricted stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. The restricted stock dividend was recorded as a $1.0 million increase to stockholders' deficit upon declaration.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

        The following table represents the restricted stock activity for the years ended December 27, 2007, December 28, 2006 and December 29, 2005:

	Year Ended December 27, 2007	Year Ended December 28, 2006	Year Ended December 29, 2005
Outstanding at beginning of period:	322,692	151,760	—
Granted during the period ended	172,493	185,662	229,990
Vested during the period ended	(26,832)	—	—
Forfeited during the period ended	(8,505)	(14,730)	(78,230)

Outstanding at end of period	459,848	322,692	151,760

  Performance Share Units

        The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each a "Performance Agreement"). Pursuant to the terms and conditions of the Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained ("TSRA") by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee's death, disability, retirement, termination with or without cause or the occurrence of a change of control). The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Pursuant to the Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the Performance Agreement.

        On June 1, 2006, 402,150 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $19.40 per share. On January 10, 2007, 188,789 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $22.25 per share. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal's Class A common stock on the third anniversary of the grant date to the target TSRA set forth in the Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the performance share grants and is primarily based on the grantee's employee classification and base compensation, referred to as "target long-term incentive" ("Target LTI") below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% TSRA < 15.0%	50% of Target LTI
15.0% TSRA < 17.5%	100% of Target LTI
17.5% TSRA < 20.0%	125% of Target LTI
20.0% TSRA < 25.0%	150% of Target LTI
25.0% TSRA	175% of Target LTI

        Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of SFAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. As of the respective grant dates, the aggregate fair value of the performance share awards was determined to be $5.2 million, which includes related dividends on shares ultimately earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards will be amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the years ended December 27, 2007 and December 28, 2006, the Company recognized approximately $1.6 million and $0.5 million, respectively, of share-based compensation expense related to these performance shares. Such expense is presented as a component of general and administrative expenses. As of December 27, 2007, there was $3.2 million of unrecognized compensation cost related to the performance shares. The key assumptions used for valuing performance share awards follow:

As of December 27, 2007
Measurement dates	6/1/2006 and 1/10/2007
Measurement dates closing stock price	$19.40—$22.25
Expected volatility	18.3%—18.8%
Risk-free interest rate	4.72%—5.02%
Expected dividend yield	5.39%—6.2%

        Expected volatility is based on historical volatility of the Company's dividend adjusted common stock price measured daily over a three year period ending on the respective grant dates. The risk-free interest rate is set equal to the yield on three-year (constant maturity) U.S. Government bonds as of June 1, 2006 and January 10, 2007. The expected dividend yield assumption is based on the Company's history and expectation of future dividend payouts. The dividend yield is included in the calculation of returns for measurement against the performance goals defined above.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

9. CAPITAL STOCK AND SHARED-BASED COMPENSATION (Continued)

        The following tables summarize information about the Company's performance shares activity:

	Year Ended December 27, 2007	Year Ended December 28, 2006
Number of performance shares:
Outstanding at beginning of year	383,310	—
Granted (based on target TSRA)	188,789	402,150
Forfeited	(4,467)	(18,840)

Outstanding as of December 27, 2007	567,632	383,310

        The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 425,724 shares of restricted stock could be issued providing the maximum TSRA is met.

10. RELATED PARTY TRANSACTIONS

        During the fiscal year ended December 29, 2005, Regal Cinemas incurred approximately $3.8 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, during the fiscal year ended December 29, 2005 Regal Cinemas incurred approximately $0.1 million of expenses payable to an Anschutz affiliate for the reimbursement of travel expenses, primarily the use of an airplane. Lastly, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising, marketing and business services during the fiscal year ended December 29, 2005.

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

        In October 2006, as required by our stockholders agreement, we filed a registration statement with the Securities and Exchange Commission relating to the secondary offering of shares of our Class A common stock by OCM Principal Opportunities Fund II, L.P. ("OCM"). One of our directors, Mr. Kaplan, is a principal of OCM's general partner. In connection with this offering, we agreed to bear all registration fees and expenses, other than underwriting discounts or commissions. Such fees and expenses were approximately $0.3 million.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

10. RELATED PARTY TRANSACTIONS (Continued)

        During the fiscal year ended December 27, 2007, Regal Cinemas, incurred approximately $4.1 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.3 million of expenses payable to Anschutz affiliates for certain advertising services during the fiscal year ended December 27, 2007. During the fiscal year ended December 27, 2007, Regal Cinemas received less than $0.1 million, from an Anschutz affiliate for rent and other expenses related to a theatre facility.

        During the fiscal year ended December 27, 2007, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

        Regal has held ongoing discussions with an Anschutz affiliate regarding a new theatre development located in Los Angeles, California. As of December 27, 2007, Regal contemplates entering into a management agreement with the Anschutz affiliate to manage the theatre site on their behalf. The ultimate financial terms of the management agreement will be approved by the board of directors. As of December 27, 2007, Regal has incurred approximately $0.6 million of out of pocket costs (primarily for legal fees and architectural plans) in connection with the project. During the fiscal year ended December 27, 2007, the Anschutz affiliate reimbursed Regal for such fees and acquired the architectural plans at cost, for an aggregate total of $0.6 million.

        During 2005 and 2006, National CineMedia entered into various lease assignment and sublease arrangements with RCM pursuant to which National CineMedia leases its regional offices in Eden Prairie, Minnesota, Chicago, Illinois and New York, New York. The amounts paid by National CineMedia under these arrangements totaled approximately $0.8 million for the fiscal year ended December 27, 2007. Related party amounts for these arrangements for the fiscal years ended December 28, 2006 and December 29, 2005 were comparable to the 2007 amounts.

11. EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $2.4 million, $1.3 million and $1.3 million to the Plan in fiscal 2007, 2006 and 2005, respectively.

12. EARNINGS PER SHARE

        Basic earnings per share is computed on the basis of the weighted average number of the common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, the Convertible Note Hedge and Warrant and restricted stock using the treasury stock method. The

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

12. EARNINGS PER SHARE (Continued)

components of basic and diluted earnings per share are as follows (in millions, except share and per share data):

	Year ended December 27, 2007	Year ended December 28, 2006	Year ended December 29, 2005
Net income	$363.0	$86.3	$91.8
Weighted average shares outstanding (in thousands):
Basic:	151,876	149,019	146,275
Add common stock equivalents	7,598	6,105	8,055

Diluted:	159,474	155,124	154,330
Earnings per share
Basic:	$2.39	$0.58	$0.63
Diluted:	$2.28	$0.56	$0.59

        Common stock equivalents consist principally of stock options, restricted stock and the impact of the Warrant described below. There were no antidilutive common stock equivalents outstanding as of December 27, 2007, December 28, 2006 and December 29, 2005.

        The Convertible Senior Notes discussed in Note 5—"Debt Obligations" allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note in cash, while settling the conversion spread in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion." It is our intent to settle the Convertible Senior Notes' conversion obligations consistent with Instrument C. Because the accreted value of the Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread, which may be settled in stock, will result in potential dilution in our earnings-per-share computations under current accounting standards. As of December 27, 2007, our note holders had the right, at their option, to convert their Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then conversion price of $12.6494. Utilizing the treasury stock method, the conversion spread resulted in dilution of approximately 3.6 million shares, 2.8 million shares, and 3.4 million shares in our diluted earnings per share computations for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively.

        In addition, as described in Note 5—"Debt Obligations," we entered into the Convertible Note Hedge and sold the Warrant which, in combination, have the effect of reducing the dilutive impact of the Convertible Senior Notes by increasing the effective conversion price for these notes from our economic perspective to $14.5954 at December 27, 2007. SFAS No. 128, "Earnings Per Share," however, requires us to analyze the impact of the Convertible Note Hedge and Warrant on diluted earnings per share separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be antidilutive. SFAS No. 128 further requires that the impact of the sale of the Warrant be computed using the treasury stock method. The Warrant resulted in dilution of approximately 2.7 million shares, 1.4 million shares and 1.5 million shares in our diluted earnings per share computations for the years ended December 27, 2007, December 28, 2006 and December 29,

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

12. EARNINGS PER SHARE (Continued)

2005, respectively. As of December 27, 2007, the maximum number of shares that could potentially be included under the Warrant is 9.8 million.

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Regal Cinemas Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the Term Loan and the Revolving Facility, is estimated based on quoted market prices as of December 27, 2007 and December 28, 2006. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of December 27, 2007 and December 28, 2006. The fair value of the Company's other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at December 27, 2007 and December 28, 2006 consist of the following:

	December 27, 2007	December 28, 2006
	(In millions)
Carrying amount	$1,859.1	$1,876.1
Fair value	$1,868.1	$1,938.4

14. SUBSEQUENT EVENTS

  Restricted Stock and Performance Share Units Grants

        On January 16, 2008, 229,572 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $17.07 per share.

        Also on January 16, 2008, 252,721 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal's Class A common stock on January 16, 2011 (the third anniversary of the grant date) to the target TSRA set forth in the Performance Agreement. The shares are subject to the terms and conditions of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 27, 2007

14. SUBSEQUENT EVENTS (Continued)

the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $17.07 per share.

  Acquisition of Consolidated Theatres

        On January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, LLC for a total cash purchase price of approximately $210 million. The proposed acquisition will add a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. Consummation of the acquisition is subject to customary closing conditions and regulatory approval and is expected to be completed by the end of Regal's second fiscal quarter of 2008.

  Other

        On February 7, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company's Class A and Class B common stock. The dividend is payable on March 20, 2008 to stockholders of record on March 10, 2008.

        On February 7, 2008, Regal announced that it may acquire up to $50.0 million in principal amount of its Convertible Senior Notes from time to time prior to maturity of the Convertible Senior Notes, either in open market or privately negotiated transactions or in any other manner deemed appropriate by the Company, including through conversion of the Convertible Senior Notes. The timing and the amount of any acquisition of Convertible Senior Notes will be determined by Regal's board of directors based on its evaluation of market conditions and other factors with the accreted value of the Convertible Senior Notes in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 27, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 27, 2007, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm

        Our management's report on internal control over financial reporting and our registered public accounting firm's audit report on the effectiveness of management's assessment of our internal control over financial reporting are included in Part II, Item 8, on pages 51 and 52 of this Form 10-K, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class III Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 7, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 27, 2007.

Item 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation," "Director Compensation during Fiscal 2007," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report") to be held on May 7, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 27, 2007.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 7, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 27, 2007.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Independence") to be held on May 7, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 27, 2007.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy") to be held on May 7, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 27, 2007.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Consolidated financial statements of Regal Entertainment Group:

    Management's Report on Internal Control over Financial Reporting

    Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

    Regal's Consolidated Balance Sheets as of December 27, 2007 and December 28, 2006

    Regal's Consolidated Statements of Income for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005

    Regal's Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended December 27, 2007, December 28, 2006, and December 29, 2005

    Regal's Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005

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
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Administrative Agent, (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.1
Fifth Amended and Restated Credit Agreement, dated as of October 27, 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificateholder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.13
Form of Registrant's 3 3/4% Convertible Senior Notes due 2008 (filed as exhibit A in exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.6*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)
10.6.1*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.6.3*
Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)
10.7*
Employment Agreement, dated May 3, 2002, between Registrant and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8*
Employment Agreement, dated May 3, 2002, between Registrant and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.9*
Employment Agreement, dated May 3, 2002, between Registrant and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.10*	Summary of Director Compensation Arrangements (filed as exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.11*
Summary of Annual Executive Incentive Program (filed as exhibit 10.15 to Registrant's Form 10-K for the fiscal year ended December 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.12*	Form of Director Indemnification Agreement (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 9, 2006, and incorporated herein by reference)
10.13*
Indemnity Agreement, dated as of July 9, 2004, by and between Registrant and Lewis W. Coleman (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.14*
Indemnity Agreement, dated as of July 12, 2004, by and between Registrant and Michael J. Dolan (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.15*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
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

REGAL ENTERTAINMENT GROUP
February 25, 2008	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2008
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer)	February 25, 2008
/s/ DAVID H. OWNBY David H. Ownby	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2008
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	February 25, 2008
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	February 25, 2008
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	February 25, 2008
/s/ DAVID KEYTE David Keyte	Director	February 25, 2008

/s/ LEE M. THOMAS Lee M. Thomas	Director	February 25, 2008
/s/ JACK TYRRELL Jack Tyrrell	Director	February 25, 2008
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	February 25, 2008
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	February 25, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as exhibit 4.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Administrative Agent, (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.1
Fifth Amended and Restated Credit Agreement, dated as of October 27, 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)

4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificateholder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of May 28, 2003, among Registrant, as Issuer, and U.S. Bank National Association, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.13
Form of Registrant's 3 3/4% Convertible Senior Notes due 2008 (filed as exhibit A in exhibit 4.5 to Registrant's Form 10-Q for fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.6*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)
10.6.1*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.6.3*
Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)
10.7*
Employment Agreement, dated May 3, 2002, between Registrant and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8*
Employment Agreement, dated May 3, 2002, between Registrant and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.9*
Employment Agreement, dated May 3, 2002, between Registrant and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.10*	Summary of Director Compensation Arrangements (filed as exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.11*
Summary of Annual Executive Incentive Program (filed as exhibit 10.15 to Registrant's Form 10-K for the fiscal year ended December 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.12*	Form of Director Indemnification Agreement (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 9, 2006, and incorporated herein by reference)

10.13*
Indemnity Agreement, dated as of July 9, 2004, by and between Registrant and Lewis W. Coleman (filed as exhibit 10.1 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.14*
Indemnity Agreement, dated as of July 12, 2004, by and between Registrant and Michael J. Dolan (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
10.15*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement