Form 10-K/A
period 2007-12-27
REGAL ENTERTAINMENT GROUP
filed 2008-03-26
CIK 1168696

Use these links to rapidly review the document
PART IV
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

  Shares of Class A common stock outstanding—129,772,287 shares at March 25, 2008

  Shares of Class B common stock outstanding—23,708,639 shares at March 25, 2008

EXPLANATORY NOTE

        The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (the "Form 10-K/A") to include separate audited financial statements of National CineMedia, LLC ("National CineMedia"), pursuant to Rule 3-09 of Regulation S-X ("Rule 3-09"). The audited National CineMedia financial statements (the "National CineMedia Financial Statements") were not available at the time of filing of the Company's Annual Report on Form 10-K (the "Form 10-K"). In accordance with Rule 3-09(b)(1), the National CineMedia Financial Statements are being filed as an amendment to the Form 10-K within 90 days after the end of the Company's fiscal year.

        This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

  •
  Part IV—Item 15—Exhibits, Financial Statement Schedules

        This Form 10-K/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 27, 2007, including any amendments to those filings.

TABLE OF CONTENTS

	PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3
SIGNATURES		28

REGAL ENTERTAINMENT GROUP

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of Amendment No. 1 to this report on Form 10-K:

(2)
Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENTS

Page
National CineMedia, LLC
Report of Independent Registered Public Accounting Firm	4
Balance Sheets as of December 27, 2007 and December 28, 2006	5
Statements of Operations for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, the year ended December 28, 2006 and the period March 29, 2005 through December 29, 2005	6
Statements of Members' Equity for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, the year ended December 28, 2006 and the period March 29, 2005 through December 29, 2005	7
Statements of Cash Flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, the year ended December 28, 2006 and the period March 29, 2005 through December 29, 2005	8
Notes to Financial Statements	10
  (3)
  Exhibits: The following exhibits are filed as part of Amendment No. 1 to this annual report on Form 10-K.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
99.1	Consent of National CineMedia, LLC

        The financial statements of National CineMedia, LLC are filed under Item 15(c) below:

(b)
The exhibits required to be filed herewith are listed above.

(c)
Financial Statement Schedules: Financial Statement of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia LLC (the "Company") as of December 27, 2007 and as of December 28, 2006 and the related statements of operations, members' equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia LLC as of December 27, 2007 and the related statements of operations, members' equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 21, 2008

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 27, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.5	$6.7
Receivables, net of allowance of $1.5 million in 2007 and $1.1 million in 2006	91.6	63.9
Prepaid expenses	1.9	1.6
Prepaid management fees to managing member	0.5	—

Total current assets	101.5	72.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $17.3 million in 2007 and $12.7 million in 2006	22.2	12.6
OTHER ASSETS:
Debt issuance costs, net	13.0	0.2
Investment in affiliate	7.0	—
Restricted cash	0.3	—
Other assets	0.2	5.0

Total other assets	20.5	5.2

TOTAL	$144.2	$90.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6.6	$5.4
Amounts due to founding members	15.8	53.9
Amounts due to managing member	16.7	—
Accrued payroll and related expenses	7.2	6.4
Accrued expenses	10.0	5.5
Deferred revenue	3.3	3.4

Total current liabilities	59.6	74.6
OTHER LIABILITIES:
Unit option plan payable	—	1.9
Interest rate swap agreements and other liabilities	14.4	—
Borrowings	784.0	10.0

Total other liabilities	798.4	11.9

Total liabilities	858.0	86.5

COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS' EQUITY (DEFICIT)	(713.8)	3.5

TOTAL	$144.2	$90.0

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
REVENUE:
Advertising (including revenue from founding members of $40.9 and $0.0 for all remaining periods)	$282.7	$20.6	$188.2	$56.0
Administrative fees—founding members	—	0.1	5.4	30.8
Meetings and events	25.4	2.9	25.4	11.7
Other	0.2	—	0.3	0.3

Total	308.3	23.6	219.3	98.8

EXPENSES:
Advertising operating costs	9.1	1.1	9.2	6.3
Meetings and events operating costs	15.4	1.4	11.1	5.4
Network costs	13.3	1.7	14.7	9.2
Theatre access fees/circuit share costs—founding members	41.5	14.4	130.1	38.6
Selling and marketing costs	40.9	5.2	38.2	24.9
Administrative costs	10.0	2.8	16.4	9.8
Administrative fee- managing member	9.2	—	—	—
Severance plan costs	1.5	0.4	4.2	8.5
Depreciation and amortization	5.0	0.7	4.8	3.0
Other costs	0.9	—	0.6	—

Total	146.8	27.7	229.3	105.7

OPERATING INCOME (LOSS)	161.5	(4.1)	(10.0)	(6.9)
Interest Expense, Net	47.8	0.1	0.5	—

NET INCOME (LOSS)	$113.7	$(4.2)	$(10.5)	(6.9)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)

AND COMPREHENSIVE INCOME

(In millions, except share data)

Total
Members' Equity
Balance—March 29, 2005	—
Issuance of initial units at inception date in exchange for contributed assets, net of liabilities assumed	$0.9
Issuance of additional units in exchange for cash	$7.3
Contribution of Severance Plan payments	$8.5
Net loss	$(6.9)

Balance—December 29, 2005	$9.8

Capital contribution from Members	$0.9
Contribution of Severance Plan payments	$4.2
Distribution to Members	$(0.9)
Net loss	$(10.5)

Balance—December 28, 2006	$3.5

Contribution of Severance Plan payments	$0.4
Net loss	$(4.2)

Balance—February 12, 2007	$(0.3)

Members' Equity
Balance—February 13, 2007	$(0.3)
Contribution of Severance Plan payments	$1.5
Capital contribution from managing member	$746.1
Capital contribution from founding members	$11.2
Distribution to managing member	$(53.3)
Distributions to founding members	$(1,521.6)
Reclassification of unit option plan	$2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(14.4)
Net income	$113.7

Total Comprehensive Income, net of tax	$99.3
Share-based compensation expense	$1.0

Balance—December 27, 2007	$(713.8)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$113.7	$(4.2)	$(10.5)	$(6.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	0.7	4.8	3.0
Non-cash severance plan and share-based compensation	2.5	0.7	6.1	8.0
Amortization of debt issuance costs and loss on repayment of debt	1.7	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables—net	(40.3)	12.6	(27.3)	(36.6)
Increase (decrease) in accounts payable and accrued expenses	10.4	(4.4)	4.4	8.2
(Decrease) increase in amounts due to founding members and managing member	(51.1)	(3.7)	33.4	20.5
Payment of severance plan costs	—	—	(3.5)	—
Increase (decrease)in other	(1.3)	0.5	0.9	0.9

Net cash provided by operating activities	40.6	2.2	8.3	(2.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.8)	(0.5)	(6.3)	(5.9)
Investment in restricted cash	(0.3)	—	—	—
Increase in investment in affiliate	(7.0)	—	—	—

Net cash (used in) provided by investing activities	(21.1)	(0.5)	(6.3)	(5.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	4.7	(0.1)	(4.0)	—
Proceeds of short-term borrowings from founding members	—	—	3.0	9.5
Repayments of short-term borrowings to founding members	—	—	(4.3)	(8.2)
Proceeds from borrowings	924.0	13.0	66.0	—
Repayments of borrowings	(150.0)	(13.0)	(56.0)	—
Payment of debt issuance costs	(14.6)	—	—	—
Proceeds from issuance of units	—	—	—	7.3
Contributions from managing member	746.1	—	—	—
Proceeds from founding member contributions	7.5	—	0.9	0.2
Distribution to founding members and managing member	(1,538.0)	—	(0.9)	—

Net cash (used in) provided by financing activities	(20.3)	(0.1)	4.7	8.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.8)	1.6	6.7	—
CASH AND CASH EQUIVALENTS:
Beginning of period	8.3	6.7	—	—

End of period	$7.5	$8.3	$6.7	$—

(Continued)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$1.5	$0.4	$4.2	$8.5
Increase in distributions payable to founding members and managing member	$37.0	—	—	—
Contributions from members collected after period end	$3.7	—	—	—
Increase in property and equipment not requiring cash in the period	$0.6	—	$0.3	—
Increase in deferred offering costs	—	—	$0.5	—
Unit option plan reclassified to equity	$2.3	—	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$44.0	$0.1	$0.4	—

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        National CineMedia, LLC ("NCM LLC" or the "Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.

        NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. ("NCN"), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation ("RCM"), a wholly owned subsidiary of Regal. In accordance with the Contribution and Unit Holders Agreement entered into on that date by NCM LLC, NCN, and RCM, 16,387,670 units were issued to NCN and 27,903,330 units were issued to Regal CineMedia Holdings, LLC ("RCM Holdings") in exchange for the contribution of $0.9 million of cash and other assets, net of liabilities assumed. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC's records in the amounts as reflected on the Members' historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force ("EITF") 98-4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

        On July 15, 2005, in exchange for a cash contribution of $7.3 million, 11,559,951 units were issued to Cinemark Media, Inc. ("Cinemark Media"), a wholly owned subsidiary of Cinemark USA, Inc.

        As the result of final adjustments to the valuations attributed to the contributed assets and liabilities resulting from AMCE's merger on December 23, 2004, with Marquee Holdings Inc., NCN contributed additional cash to NCM LLC during 2006, which was then distributed to RCM Holdings and Cinemark Media, thus having no impact on the assets and liabilities of NCM LLC.

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc." or "managing member"), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM, LLC, closed its initial public offering ("IPO"). NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC's new senior secured credit facility (see Note 7) entered into concurrently with the completion of NCM, Inc.'s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 8) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split. At December 27, 2007, NCM LLC had 93,850,951 membership units outstanding, of which 42,000,000 (44.8%) were owned by NCM, Inc., 21,230,712 (22.6%) were owned by RCM, 17,474,890 (18.6%) were owned by AMC, and 13,145,349 (14.0%) were owned by Cinemark.

        In connection with the completion of the NCM, Inc.'s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC ("LLC Operating Agreement"). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 6). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8). NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.'s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.'s willful misconduct or gross negligence.

        Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC's advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members assigned to NCM LLC all "legacy contracts", which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

        The financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the NCM, Inc. IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the "2007 pre-IPO period". The period from February 13, 2007 through December 27, 2007 is referred to as the "2007 post-IPO period". Separate periods have been presented because there were significant changes at the time of the IPO of NCM, Inc. due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members.

        The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such periods.

        The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of NCM LLC's financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of NCM LLC. As a result of the various related-party agreements discussed above and in Note 6, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with non-related third parties.

        The founding members received all of the proceeds NCM LLC received from NCM, Inc. at the date of NCM, Inc.'s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC's then-existing revolving line of credit agreement. In conformity with accounting guidance of Securities and Exchange Commission concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters and because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the managing member's IPO and related debt issuance, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs.

Summary of Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

        Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. NCM LLC considers estimates regarding make-good provisions in advertising revenue to be a critical accounting policy that requires complicated mathematical calculations used in the preparation of its financial statements. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the NCM, Inc. IPO was completed. Administrative fees earned by the Company prior to the NCM, Inc. IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during the 2007 pre-IPO period and 2006, and 35% during 2005, respectively).

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the "Network Affiliate Agreements."

        Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

        In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—At December 27, 2007, other non-current assets included restricted cash of $0.3, which is a letter of credit used as a lease deposit on NCM LLC's New York office.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investments—NCM LLC considers estimates regarding fair value of the Company's investment in the preferred stock of IdeaCast, Inc. to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. Refer to Note 5, Investment in Affiliate.

        Receivables—Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. Refer to Note 2, Receivables. Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables and delinquencies in account balances past customary terms at the end of the period. Receivables are written off when management determines amounts are uncollectible. Estimating the amount of allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

        Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2, Property and Equipment. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

        The Company follows the Accounting Standards Executive Committee Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of the software costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2007 and December 28, 2006, NCM LLC had a net book value of $9.3 million and $6.1 million, respectively, of capitalized software costs. The Company recorded approximately $2.8 million, $0.3 million, $1.9 million and $0.6 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively, in depreciation expense.

        Construction in progress includes costs relating to the affiliate installations. Assets under construction are not depreciated until placed into service.

        NCM LLC's long-lived assets consist principally of property, plant and equipment. It is the Company's policy to assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used or its physical condition, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When the Company performs the SFAS No. 144 impairment tests, the Company identifies the appropriate asset group as the total digital system, which includes the grouping of all of the assets required to provide service to our customers. The Company bases this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate the Company's network. Thus far, none of the above triggering events has resulted in any impairment charges.

        Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to/from Managing Member—In the 2007 post-IPO period, amounts due to/from managing member includes amounts due under the LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Network Affiliate Agreements—Network affiliate agreements were contributed at NCM LLC's formation at the net book value of the founding members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of a percentage of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.2 million, $0.1 million, $0.8 million and $1.2 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, no provision or liability for income taxes is included in the financial statements.

        Interest Rate Swap—NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company's balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

(in millions)
Fair value of swap at inception	$—
Change in fair value—interest rate changes	(14.4)

Fair value of swap (liability) at December 27, 2007	$(14.4)

        The Company will not use financial instruments for trading or other speculative purposes, nor will the Company be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. The Company will be exposed to credit loss in the event of nonperformance by the counter parties. This credit risk is minimized by dealing with a group of major financial institutions with whom the Company has other financial relationships. The Company does not anticipate nonperformance by these counter parties.

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 7, Borrowings, the Company has a balance of $13.0 million and $0.2 million in deferred financing costs as of December 27, 2007 and December 28, 2006, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 the Company amortized $1.6 million, $0.0 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the credit facility as reported in the Company's balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amount and fair value of the interest rate swap agreement are the same since the Company recorded the fair value on the balance sheet.

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. The determination of fair value of options requires that management make complex estimates and judgments. The Company utilizes the Black-Scholes option price model to estimate the fair value of the options, which model requires estimates of various factors used, including expected life of options, risk free interest rate, expected volatility and dividend yield. Refer to Note 8, Share-Based Compensation.

        Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation and the valuation of investments in absence of market data. Actual results could differ from those estimates.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        During September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects its investment in IdeaCast, Inc. (see Note 5) to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

        During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these investments in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects the impact that SFAS No. 159 will have on its results of operations, financial condition and liquidity will not be significant.

        The Company has considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on the financial statements.

2. RECEIVABLES

        Receivables consisted of the following, in millions:

	As of December 27, 2007	As of December 28, 2006
Trade accounts	$92.2	$64.8
Other	0.9	0.2
Less allowance for doubtful accounts	(1.5)	(1.1)

Total	$91.6	$63.9

        At December 27, 2007, there is one individual account representing approximately 15% of the outstanding gross receivable balance.

        The changes in NCM's allowance for doubtful accounts are as follows, in millions:

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.1	$1.1	$0.5	$—
Provision for bad debt	1.0	0.1	0.8	0.5
Write-offs, net	(0.6)	(0.1)	(0.2)	—

Balance at end of period	$1.5	$1.1	$1.1	$0.5

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT (in millions)

	As of December 27, 2007	As of December 28, 2006
Equipment	$37.3	$24.1
Leasehold Improvements	1.4	1.2
Less accumulated depreciation	(17.3)	(12.7)

Subtotal	21.4	12.6
Construction in Progress	0.8	—

Total property and equipment	$22.2	$12.6

        For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 the Company recorded depreciation of $4.8 million, $0.6 million, $4.0 million and $1.8 million, respectively.

4. ACCRUED EXPENSES (in millions)

	As of December 27, 2007	As of December 28, 2006
Makegood Reserve	$4.0	$2.6
Accrued Interest	2.3	0.1
Accrued beverage concessionaire unit cost	2.4	1.1
Other accrued expenses	1.3	1.7

Total accrued expenses	$10.0	$5.5

5. INVESTMENT IN AFFILIATE

        On June 26, 2007, NCM LLC invested $5.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc., a provider of advertising to fitness centers and health clubs throughout the United States. On September 27, 2007, NCM LLC invested an additional $2.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. The amount of IdeaCast, Inc. 6% convertible preferred stock owned by NCM LLC at December 27, 2007 is convertible into a minority interest of IdeaCast, Inc.'s common stock. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gave the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale even though it is not the Company's intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast. Management concluded that the estimated fair value of the securities at December 27, 2007 had not changed from their cost based on quantitative analysis which considered IdeaCast's potential future operating results under a variety of conditions and consideration of various qualitative factors. Management's assessment considered that there have been no significant changes in the prospects of IdeaCast's business since the original investment and the decision to make a follow-on investment. As a result, there were no gains or losses recorded in other comprehensive income for the investment in IdeaCast, Inc. for the 2007 post-IPO period.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN AFFILIATE (Continued)

        During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of fiscal 2008. The Company expects the investment in IdeaCast, Inc. to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

        A further agreement was entered into whereby, at the option of NCM LLC during the period June 30, 2008 through December 2009, a further investment may be made by NCM LLC to purchase common stock of IdeaCast, Inc. at a predetermined valuation formula, to bring NCM LLC's total investment to approximately 50.1% of the capital stock of IdeaCast, Inc. (on a fully diluted basis assuming conversion of all of the 6% convertible preferred stock). The option to purchase common stock of IdeaCast, Inc. has not yet been exercised. The companies also entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by IdeaCast for the 2007 post-IPO period were not material to NCM.

6. RELATED-PARTY TRANSACTIONS

2007 Pre-IPO Period, 2006 and 2005—

        At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007		Year Ended December 28, 2006		Period March 29, 2005 through December 29, 2005
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—	$38.6	$0.2	$19.4	$8.3
Cinemark	3.7	0.1	29.7	0.4	0.1	—
Regal	6.6	—	61.8	4.8	19.1	22.5

Total	$14.4	$0.1	$130.1	$5.4	$38.6	$30.8

        NCM LLC's administrative services fee was earned at a rate of 32% of the $0.3 million and $16.8 million of legacy contract value for the 2007 pre-IPO period and year ended December 28, 2006, and at a rate of 35% of the $88.0 million of legacy contract value for the period ended December 29, 2005, respectively. At the closing of the NCM, Inc. IPO, the founding members entered into amended and restated ESAs which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

        Pursuant to the agreements entered into at the completion of the NCM, Inc. IPO, amounts owed to the founding members through the date of the NCM, Inc. IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from founding members at December 28, 2006, were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	—	0.4	0.5
Administrative fee	—	(0.1)	(0.5)	(0.6)

Total	$15.3	$13.9	$24.7	$53.9

2007 Post-IPO Period—

        Pursuant to the amended and restated ESAs in place since the close of the NCM, Inc. IPO, NCM LLC makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. The theatre access fee replaced the circuit share expenses. Also, under the amended and restated ESAs, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. The total theatre access fee to the founding members for the 2007 post-IPO period is $41.5 million. The total revenue related to the beverage concessionaire agreements for the 2007 post-IPO period is $40.9 million. In addition, pursuant to the amended and restated ESAs, NCM LLC makes monthly payments to the founding members for use of their screens and theatres for the meetings and events business. These payments are at agreed upon rates based on the nature of the event. Payments to the founding members for these events totaled $3.8 million for the 2007 post-IPO period. Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, NCM LLC is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the founding members of NCM LLC for post-IPO period is $65.8 million, of which $20.5 million is included in the due to/from founding members at December 27, 2007.

        On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. In accordance with the Loews screen integration agreement, AMC pays us amounts based on an agreed-upon calculation to reflect amounts that approximate what NCM LLC would have generated if NCM LLC were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments are made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the 2007 post-IPO period the Loews payment is $11.2 million, of which $3.7 million is included in the due to/from founding members at December 27, 2007. The Loews payment is recorded directly to NCM LLC's members' equity account.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

Founding Members' Other—

        During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, AMC and Regal purchased $1.4 million, $0.1 million, $2.1 million and $1.1 million, respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.

        Included in media and events operating costs is $3.3. million, $0.2 million, $4.1 million and $2.1 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year December 28, 2006 and the period ended December 29, 2005, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC's customers.

        Included in advertising operating costs is $0.2 million, $0.0 million, $0.0 million and $0.0 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively, related to payments to founding members for costs associated with lobby promotions and concession items.

RCI Unit Option Plan—

        In connection with the formation of NCM, LLC in 2005, Regal Cinemas, Inc. adopted and approved the RCI Severance Plan for Equity Compensation. Participation in the Severance Plan is limited to employees of RCM, who held unvested shares of Regal's restricted common stock pursuant to the terms of the incentive plan immediately prior to such employees' termination of employment with RCM and commenced employment with NCM, LLC. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan is, at the times set forth in the Severance Plan, entitled to a cash payments and payments in lieu of dividends as defined in the Severance Plan until the date that each such participant's restricted stock would have vested in accordance with the incentive plan. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, severance expense and the related capital contribution recognized for amounts under the Regal option plan were $1.5 million,

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

$0.4 million, $4.2 million and $8.5 million, respectively. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal's common stock market value rather than current period performance.

National CineMedia, Inc.—

        Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the 2007 post-IPO period, NCM LLC paid NCM, Inc. $9.2 million for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 27, 2007, $0.5 million has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8).

        Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, the Company is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to NCM, Inc. for the 2007 post-IPO period is $53.3 million, of which $16.6 million is included in the due to/from managing member at December 27, 2007.

        Amounts due to/from managing member at December 27, 2007 were comprised of the following (in millions):

Total
Distributions payable	$16.6
Cost and other reimbursement	0.1

Total	$16.7

7. BORROWINGS

        Short-Term Borrowings From Members—In 2005, NCM signed an Amended and Restated Demand Promissory Note (the "Demand Note") with its founding members under which the Company could borrow up to $11.0 million on a revolving basis. Borrowings under the Demand Note were funded by the founding members pro rata to their ownership of units. Interest was payable monthly at 200 basis points over LIBOR. Interest paid to the founding members during the period ended December 29,

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. BORROWINGS (Continued)

2005 and the year ended December 28, 2006 was less than $0.1 million, in each period. The demand note was repaid and cancelled on March 22, 2006.

Long-Term Borrowings—

        Revolving Credit Agreement—On March 22, 2006, NCM LLC entered into a bank-funded $20.0 million Revolving Credit Agreement, of which $2.0 million could have been utilized in support of letters of credit. The revolving credit agreement was collateralized by trade receivables, and borrowings under the revolving credit agreement were limited to 85% of eligible trade receivables, as defined. The revolving credit agreement bore interest, at NCM LLC's option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Outstanding borrowings at December 28, 2006, were $10.0 million. The revolving credit agreement was repaid and cancelled on February 13, 2007.

        Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan is due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at December 27, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at December 27, 2007 was $59.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for both the term loan facility and the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. As of December 27, 2007, the effective rate on the term loan was 6.77% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 6.87%) and the weighted-average interest rate on the revolver was 6.81%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which, at December 27, 2007, the Company was in compliance. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders' commitments may be terminated.

Future Maturities of Long-Term Borrowings—

        There are no scheduled annual maturities on the credit facility for the next five years and as of December 27, 2007; the next scheduled annual maturity on the outstanding credit facility of $784.0 million is after fiscal year 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION

        On April 4, 2006, NCM LLC's board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of SFAS No. 123(R), and factored into the valuation that the options were granted in contemplation of an IPO. The Company used the estimated pricing of the IPO at the time of the grant to determine the equity value, for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of an IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to an IPO was maintained by the option holder immediately after the offering.

        At the date of NCM, Inc.'s IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and the employees of NCM LLC are eligible for participation in the Equity Incentive Plan. There are 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Under the Equity Incentive Plan, NCM, Inc. issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the NCM, Inc. IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to members' equity of NCM LLC at that date.

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 28, 2006	1,131,728	$23.85
Granted	274,500	22.33
Exercised	—	—
Anti-dilution adjustments made to outstanding options in connection with the plan conversion	457,897	16.98
Forfeited	(41,219)	18.72

Outstanding at December 27, 2007	1,822,906	$17.75	12.7	$12.1
Vested at December 27, 2007	—	—	—	—

Exercisable at December 27, 2007	—	$—	—	$—

        NCM, Inc. has estimated the fair value of these options to range from $5.46 to $8.17 per share based on the Black-Scholes option pricing model. The Black-Scholes model requires that NCM, Inc.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

make estimates of various factors used, as noted below. The fair value of the options is being charged to operations over the vesting period.

        Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. The options vest annually over periods between 59 through 81 months and have either 10-year or 15-year contractual terms. The following table summarizes information about the stock options at December 27, 2007, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Dec. 27, 2007	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Dec. 27, 2007	Weighted Average Exercise Price
$16.35 - $18.01	1,473,041	13.3	$16.52	—	$—
$21.00	197,000	9.1	21.00	—	—
$24.04 - $24.74	114,865	13.0	24.25	—	—
$26.76 - $29.05	38,000	14.1	28.87	—	—

	1,822,906	12.7	$17.75	—	$—

        The following assumptions were used in the valuation of the options:

  •
  Expected life of options—6.5 to 9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the "simplified method" as described in Securities and Exchange Commission Staff Accounting Bulletin 110).

  •
  Risk free interest rate—4.1% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

  •
  Expected volatility—30.0%. Expected volatility was estimated based on comparable companies for historic stock price volatility.

  •
  Dividend yield—3.0%. The estimated dividend yield was determined using NCM, Inc.'s expectations based on estimated cash flow characteristics and expected long-term dividend policy after the NCM, Inc. IPO.

        Under the fair value recognition provisions of SFAS No. 123R, recognizes stock-based compensation is recognized net of an estimated forfeiture rate, and therefore only stock-based compensation cost for those shares expected to vest over the requisite service period of the award is recognized. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees. NCM, Inc. expects approximately 1,732,000 of the outstanding options to vest.

        The Company recognized $1.9 million, $0.3 million and $1.9 million for the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and no amounts were capitalized. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM, LLC. As of December 27, 2007, unrecognized compensation cost related to nonvested

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

options was approximately $8.9 million, which will be recognized over a remaining period of between 48 and 60 months.

        Non-vested Stock—NCM, Inc. implemented a restricted stock program as part of the Equity Incentive Plan. The plan provides for restricted stock awards to officers, board members and other key employees, including employees of NCM, LLC. Under the restricted stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse (generally at the start of each subsequent calendar year), the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares at NCM, Inc., although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. The restricted stock vests in equal annual installments over a five-year period, except awards to non-employee directors, which vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

        The following table represents the shares of non-vested stock of NCM, Inc. that were granted during the period and outstanding as of December 27, 2007:

	Period February 13, 2007 through December 27, 2007	Weighted Average Grant-Date Fair Value
Non-vested at December 28, 2006	—
Granted	275,184	$21.21
Forfeited	(3,339)	21.00

Non-vested as of December 27, 2007	271,845	$21.21

        The forfeiture rates are consistent with the rates used for options. The Company recorded $1.2 million in compensation expense related to such outstanding restricted shares during the 2007 post-IPO period and no amounts were capitalized. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM, LLC. As of December 27, 2007, unrecognized compensation cost related to non-vested restricted stock was approximately $4.5 million, which will be recognized over a remaining period of between 2 months and 53 months.

9. EMPLOYEE BENEFIT PLANS

        NCM, LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.6 million, $0.0 million, $0.6 million and $0.3 million during the 2007 post-IPO period, 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Operating Lease Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, was $1.3 million, $0.3 million, $1.6 million and $1.1 million, respectively.

        Future minimum lease payments under noncancelable operating leases are as follows (in millions):

2008	$1.8
2009	1.8
2010	1.5
2011	1.3
2012	1.3
Thereafter	1.3

Total	$9.0

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 26, 2008	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2008
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer)	March 26, 2008
/s/ DAVID H. OWNBY David H. Ownby	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2008
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 26, 2008
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	March 26, 2008
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 26, 2008
/s/ DAVID KEYTE David Keyte	Director	March 26, 2008

/s/ LEE M. THOMAS Lee M. Thomas	Director	March 26, 2008
/s/ JACK TYRRELL Jack Tyrrell	Director	March 26, 2008
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	March 26, 2008
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 26, 2008

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
99.1	Consent of National CineMedia, LLC

        The Financial Statements of National CineMedia, LLC are filed under Item 15(c).