Form 10-Q
period 2008-03-27
REGAL ENTERTAINMENT GROUP
filed 2008-05-06
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2008

Commission file number: 001-31315

Regal Entertainment Group

(Exact name of Registrant as Specified in its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865-922-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Class A Common Stock—129,771,365 shares outstanding at May 1, 2008

Class B Common Stock—23,708,639 shares outstanding at May 1, 2008

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 27, 2008	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$487.8	$435.2
Trade and other receivables, net	23.9	73.5
Inventories	7.8	8.1
Prepaid expenses and other current assets	11.1	7.1
Assets held for sale	0.9	1.6

TOTAL CURRENT ASSETS	531.5	525.5

PROPERTY AND EQUIPMENT:
Land	121.8	121.8
Buildings and leasehold improvements	1,717.1	1,701.6
Equipment	902.2	886.5
Construction in progress	16.6	24.2

Total property and equipment	2,757.7	2,734.1
Accumulated depreciation and amortization	(958.2)	(912.5)

TOTAL PROPERTY AND EQUIPMENT, NET	1,799.5	1,821.6
GOODWILL	181.7	181.7
DEFERRED INCOME TAX ASSET	75.1	64.0
OTHER NON-CURRENT ASSETS	45.7	42.1

TOTAL ASSETS	$2,633.5	$2,634.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$56.7	$146.5
Accounts payable	120.7	183.0
Accrued expenses	43.6	54.7
Deferred revenue	130.7	113.9
Interest payable	26.5	28.9
Deferred income tax liability	0.5	0.5

TOTAL CURRENT LIABILITIES	378.7	527.5
LONG-TERM DEBT	1,913.9	1,718.2
LEASE FINANCING ARRANGEMENTS	80.7	81.8
CAPITAL LEASE OBLIGATIONS	18.1	19.0
NON-CURRENT DEFERRED REVENUE	278.9	279.8
OTHER NON-CURRENT LIABILITIES	149.0	127.4

TOTAL LIABILITIES	2,819.3	2,753.7
MINORITY INTEREST	—	0.5
STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 129,771,029 and 129,518,587 shares issued and outstanding at March 27, 2008 and December 27, 2007, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 27, 2008 and December 27, 2007	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(165.9)	(160.4)
Retained earnings (accumulated deficit)	(6.3)	42.6
Accumulated other comprehensive loss, net	(13.7)	(1.6)

TOTAL STOCKHOLDERS’ DEFICIT	(185.8)	(119.3)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,633.5	$2,634.9

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data)

	Quarter Ended March 27, 2008	Quarter Ended March 29, 2007
REVENUES:
Admissions	$432.0	$426.7
Concessions	166.1	168.3
Other operating revenue	28.7	30.0
TOTAL REVENUES	626.8	625.0
OPERATING EXPENSES:
Film rental and advertising costs	215.9	218.0
Cost of concessions	22.7	25.0
Rent expense	83.3	81.0
Other operating expenses	168.6	164.9
General and administrative expenses (including share-based compensation of $1.4 and $2.1 for the quarters ended March 27, 2008 and March 29, 2007, respectively)	15.0	16.0
Depreciation and amortization	46.3	46.3
Net loss on disposal and impairment of operating assets	2.2	5.4
Equity in earnings of joint venture including former employee compensation	0.2	3.4
TOTAL OPERATING EXPENSES	554.2	560.0
INCOME FROM OPERATIONS	72.6	65.0
OTHER EXPENSE (INCOME):
Interest expense, net	29.7	31.0
Gain on NCM transaction	—	(350.7)
Earnings recognized from NCM	(8.4)	—
Loss on extinguishment of debt	52.8	—
Minority interest in earnings of consolidated subsidiaries and other	0.6	—
TOTAL OTHER EXPENSE (INCOME), NET	74.7	(319.7)
INCOME (LOSS) BEFORE INCOME TAXES	(2.1)	384.7
PROVISION FOR INCOME TAXES	(0.9)	(155.6)
NET INCOME (LOSS)	$(3.0)	$229.1
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK (Note 8):
Basic	$(0.02)	$1.52
Diluted	$(0.02)	$1.46
DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$2.30

See accompanying notes to unaudited condensed consolidated financial statements.

 REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended March 27, 2008	Quarter Ended March 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3.0)	$229.1
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	46.3	46.3
Share-based compensation expense	1.4	2.1
Deferred income tax expense (benefit)	1.4	(44.8)
Net loss on disposal and impairment of operating assets	2.2	5.4
Equity loss from DCIP investment	0.6	—
Equity in earnings of joint venture including former employee compensation	0.2	3.4
Non-cash gain on NCM transaction	—	(3.4)
Loss on extinguishment of debt	52.8	—
Non-cash rent expense	1.6	2.4
Changes in operating assets and liabilities:
Trade and other receivables	33.5	38.5
Inventories	0.2	(0.4)
Prepaid expenses and other current assets	(2.1)	(7.3)
Accounts payable	(62.4)	(20.0)
Income taxes payable	(2.6)	160.4
Deferred revenue	15.8	308.3
Accrued expenses and other liabilities	(14.7)	(10.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	71.2	710.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24.8)	(19.9)
Proceeds from disposition of assets	—	3.1
Investment in DCIP	(1.0)	(1.5)
Distributions to partnership	(0.4)	—
NET CASH USED IN INVESTING ACTIVITIES	(26.2)	(18.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(46.0)	(45.3)
Proceeds from stock option exercises	0.2	3.2
Proceeds from issuance of 6¼% Convertible Senior Notes	200.0	—
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	(6.6)	—
Net payments on long-term obligations	(6.1)	(6.2)
Cash used to redeem 3¾% Convertible Senior Notes	(142.7)	—
Net proceeds from 3¾% Convertible Senior Notes convertible note hedge and warrant	13.7	—
Excess tax benefits from share-based payment arrangements	0.1	2.2
Payment of debt acquisition costs and other	(5.0)	(0.1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7.6	(46.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	52.6	645.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	435.2	162.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$487.8	$807.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$2.1	$32.9
Cash paid for interest	$33.5	$32.2
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Declaration of extraordinary dividend	$—	$302.0

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2008

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

Regal operates the largest theatre circuit in the United States, consisting of 6,385 screens in 525 theatres in 39 states and the District of Columbia as of March 27, 2008.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of March 27, 2008, the Company managed its business under one reportable segment: theatre exhibition operations.

In March 2005, Regal and AMC Entertainment Inc. (“AMC”) announced the combination of the operations of RCM and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia, LLC (“National CineMedia”). In July 2005, Cinemark, Inc. (“Cinemark”), through a wholly owned subsidiary, acquired an interest in National CineMedia. On February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC (“RCH”), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. As discussed further in Note 2—“Investment in National CineMedia, LLC,” as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the quarter ended March 29, 2007.

On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company’s cash investment in DCIP totaled approximately $2.5 million as of March 27, 2008. We account for our investment in DCIP following the equity method of accounting.  For the quarter ended March 27, 2008, the Company recorded a loss of $0.6 million representing its share of the net loss of DCIP. Such loss is presented as a component of “Minority interest in earnings of consolidated subsidiaries and other.”

For a discussion of the series of events leading to the formation of the Company and other significant transactions which have occurred through December 27, 2007, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 26, 2008 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended December 27, 2007.

On January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, L.L.C., consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. As described further in Note 10—“Subsequent Events,” the Company consummated the transaction on April 30, 2008 for a total cash purchase price of $210.0 million, subject to post-closing adjustments.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes due March 15, 2011. Concurrent with the issuance of Regal’s 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of March 27, 2008.  The Company used cash on hand and a portion of the net proceeds from the issuance of Regal’s 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3¾% Convertible Senior Notes due May 15, 2008, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International (“Credit Suisse”) attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 3—“Debt Obligations.”  Such proceeds were recorded as an increase to additional paid-in capital.  See Note 3—“Debt Obligations” for further description of Regal’s 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions.

During the quarter ended March 27, 2008, Regal paid one quarterly cash dividend of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $46.0 million in the aggregate.

Total comprehensive income (loss) for the quarters ended March 27, 2008 and March 29, 2007 was $(15.1 million) and $226.0 million, respectively. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters ended March 27, 2008 and March 29, 2007. The Company’s interest rate swap arrangements are further described in Note 3—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2008 and the unaudited condensed consolidated statements of income (loss) and cash flows in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2007 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 27, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 27, 2008 are not necessarily indicative of the operating results that may be achieved for the full 2008 fiscal year.

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2. INVESTMENT IN NATIONAL CINEMEDIA, LLC

Formation of National CineMedia, LLC

In March 2005, Regal and AMC announced the combination of the operations of RCM and AMC’s subsidiary, NCN, into a new joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia focuses on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

As part of the March 2005 joint venture transaction, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN agreed to contribute assets to National CineMedia and National CineMedia agreed to assume specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCM’s wholly-owned subsidiary, RCH and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia.

Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 through the date of the IPO of NCM, Inc.) payable to National CineMedia to service such contracts. For the period from December 29, 2006 through February 12, 2007, administrative fees paid to National CineMedia with respect to these contracts totaled less than $0.1 million (on less than $0.1 million of revenue). Revenues and expenses attributable to these advertising contracts were recorded as a component of other operating revenues and other operating expenses in the Company’s financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005 through February 12, 2007, AMC and Regal, and with respect to contracts signed after the close of business on July 15, 2005 through February 12, 2007, Cinemark, through their respective subsidiaries, received revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula was based on the weighted average number of screens owned by and the number of theatre patrons of the applicable exhibitor’s theatres for any measurement period. During the period from December 29, 2006 through February 12, 2007, the Company recorded $6.2 million of advertising revenues and $0.4 million of other revenues derived from these contracts, which are presented as a component of other operating revenues in the Company’s financial statements. For the period from December 29, 2006 through February 12, 2007, the Company recorded a loss of $2.0 million, representing its share of the net loss of National CineMedia.  See “Initial Public Offering of National CineMedia, Inc.” below for a discussion of related amounts for the period from February 13, 2007 through March 27, 2008.

In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the RCI Severance Plan For Equity Compensation (the “Severance Plan”). Participation in the Severance Plan is limited to employees of RCM who held an unvested option to purchase shares of Regal’s Class A common stock or unvested shares of Regal’s restricted Class A common stock pursuant to the terms of the Company’s 2002 Incentive Plan (the “Incentive Plan”) immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. Each employee’s termination of employment with RCM was effective as of the close of business on May 24,

2005 and commencement of employment with National CineMedia was effective as of May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan is, at the times set forth in the Severance Plan, entitled to cash payments based on the value of Regal’s Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the quarters ended March 27, 2008, and March 29, 2007, the Company recorded total severance expense of approximately $0.2 million and $1.4 million, respectively, including payments in lieu of dividends, related to the Severance Plan.

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

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements (“ESA”) with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds (approximately $281.0 million), RCI agreed to a modification of National CineMedia’s payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted through a formula primarily based on theatre attendance generated by each joint venture partner. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of our agreement. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period’s expected decrease in revenues due to entry into the new ESA. During the quarter ended March 27, 2008 and the period from February 13, 2007 through March 29, 2007, the Company recognized $0.6 million and $0.3 million, respectively, of advertising revenue utilizing the units of revenue amortization method.

At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM, Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM, Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM, Inc. for proceeds of approximately $32.2 million and recognized a gain on the sale of such units of approximately $19.3 million. Upon completion of this sale of common units and as of March 27, 2008, Regal held approximately 21.2 million common units of National CineMedia. Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. Common Stock. As a result, we own, on a fully diluted basis, a 22.6% interest in NCM, Inc. as of March 27, 2008.  We account for our investment in National CineMedia following the equity method of accounting.  As described further in Note 10—“Subsequent Events,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual common unit adjustment provisions of the Common Unit Adjustment Agreement.  Such adjustment had the effect of increasing our interest in NCM, Inc. to approximately 22.8%.

Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings will be recognized only to the extent that the Company receives cash distributions from National CineMedia. During the quarter ended March 27, 2008, the Company received $8.4 million in cash distributions from National CineMedia. As a result, $8.4 million in equity earnings were recognized during the quarter ended March 27, 2008.

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

As a result of the ESA amendment and related modification payment, for the quarter ended March 27, 2008 and the period from February 13, 2007 through March 29, 2007, theatre access fees and other revenues received from National CineMedia, net of payments for on-screen advertising time provided to our beverage concessionaire, totaled approximately $2.0 million and $0.3 million, respectively. This amount is presented as a component of other operating revenues in the Company’s financial statements. As of March 27, 2008, approximately $1.9 million and $1.6 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.   As of December 27, 2007, approximately $2.0 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

3. DEBT OBLIGATIONS

Debt obligations at March 27, 2008 and December 27, 2007 consist of the following (in millions):

	March 27, 2008	December 27, 2007
Regal 6¼ % Convertible Senior Notes	$200.0	$—
Regal 3¾% Convertible Senior Notes	33.7	123.7
Regal Cinemas Senior Credit Facility	1,678.8	1,683.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.15%, maturing in various installments through January 2021	84.8	85.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	19.8	20.6
Other	0.8	0.9

Total debt obligations	2,069.4	1,965.5
Less current portion	56.7	146.5

Total debt obligations, net of current maturities	$2,012.7	$1,819.0

Regal 6¼% Convertible Senior Notes— On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes due March 15, 2011 (the “6¼% Convertible Senior Notes”). Interest on the 6¼% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6¼% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6¼% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6¼% Convertible Senior Notes. On or after December 15, 2010, our note holders will have the option to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change (as defined in the indenture to the 6¼% Convertible Senior Notes dated March 10, 2008 and filed as an exhibit to this quarterly report on Form 10-Q), at the then-existing conversion price per share.  Prior to December 15, 2010, our note holders have the right, at their option, to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

•                  during any calendar quarter commencing after June 30, 2008, and only during such calendar quarter, if the last reported sale price per share of Class A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price per share of Class A common stock for the 6¼% Convertible Senior Notes on the last trading day of such immediately preceding calendar quarter;

•                  during the five consecutive business days immediately after any ten consecutive trading day period (such 10 consecutive trading day period, the “Note Measurement Period”) in which the trading price (calculated using the trading price for each of the trading days in the Note Measurement Period) per $1,000 principal amount of the 6¼% Convertible Senior Notes was less than 95% of the product of the last reported sale price per share of Class A common stock and the conversion rate for each day of the Note Measurement Period as determined following a request by a holder of the notes in accordance with the procedures described more fully in the 6¼% Convertible Senior Notes indenture;

•                  during certain periods if specified corporate transactions occur or specified distributions to holders of common stock are made, each as set forth in the 6¼% Convertible Senior Notes indenture (excluding certain distributions and excluding quarterly dividends not in excess of the base dividend amount (as defined in the 6¼% Convertible Senior Notes indenture)), in which case, the conversion price per share will be adjusted as set forth in the 6¼% Convertible Senior Notes indenture; or

•                  a fundamental change (as defined in the 6¼% Convertible Senior Notes indenture) occurs, a note holder may elect to convert all or a portion of its notes at any time commencing on the effective date of such transaction or 15 days prior to the anticipated effective date (in certain circumstances) until the latter of: (i) the day before the fundamental change repurchase date and (ii) 30 days following the effective date of such transaction (but in any event prior to the close of business on the business day prior to the maturity date), in which case we will increase the conversion rate for the notes surrendered for conversion by a number of additional shares of Class A common stock, as set forth in the table in the 6¼% Convertible Senior Notes indenture.

On March 27, 2008, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at March 27, 2008, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A Common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance in Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a March 27, 2008 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders’ deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of March 27, 2008). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

The 6¼% Convertible Senior Notes allow us to settle any conversion by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument B as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”  Because the accreted value of the 6¼% Convertible Senior Notes may be settled in cash, shares of our Class A common stock or a combination of stock and cash, the accreted value of the 6¼% Convertible Senior Notes is assumed to be settled in shares and will result in dilution in our earnings per share computations using the if-converted method, if the effect is dilutive.

Regal 3¾% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3¾% Convertible Senior Notes due May 15, 2008 (the “3 ¾% Convertible Senior Notes”). Interest on the 3¾% Convertible Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The 3¾% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 3¾% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 3¾% Convertible Senior Notes. Our note holders have the option to convert their 3¾% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a change in control, at the then existing conversion price per share.

On March 27, 2008, at the then current conversion price of $12.4688 per share (which conversion price has been and may be further adjusted pursuant to the antidilution provisions of the 3¾% Convertible Senior Notes in connection with the payment by Regal of dividends on its common stock), each $1,000 of aggregate principal amount of 3¾% Convertible Senior Notes is convertible into approximately 80.2 shares of our Class A common stock. Upon conversion, we have elected to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. As explained below, with respect to the par amount of the conversion obligation and the conversion spread (the excess conversion value over the accrued rate), we intend to deliver cash to note holders upon conversion. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 3¾% Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 3¾% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2003 Convertible Note Hedge”) with Credit Suisse, we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at March 27, 2008, at a price per share of $12.4688). In the event of the conversion of the 3¾% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 3¾% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 3¾% Convertible Senior Notes. We accounted for the 2003 Convertible Note Hedge pursuant to the guidance in EITF 00-19. Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to Credit Suisse a warrant (the “2003 Warrant”) to purchase shares of our Class A common stock. The 2003 Warrant is currently exercisable for approximately 2.7 million shares of our Class A common stock at a March 27, 2008 exercise price of $14.3871 per share (which exercise price has been and may be further adjusted pursuant to the antidilution provisions of the 2003 Warrant in connection with the payment by Regal of dividends on its common stock). We received $17.4 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2003 Warrant unless and until a conversion event occurs. We have the option of settling the 2003 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2003 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders’ deficit.

The 2003 Convertible Note Hedge and the 2003 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $14.3871 (as of March 27, 2008). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

The 3¾% Convertible Senior Notes allow us to settle any conversion, and we intend to settle any conversion, by remitting to the note holder the accreted value of the note plus the conversion spread (the excess conversion value over the accreted value) in cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19. It is our intent to settle the 3¾% Convertible Senior Notes’ conversion obligations consistent with Instrument C. Because the accreted value of the 3¾% Convertible Senior Notes will be settled in cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value) will result in potential dilution in our earnings-per-share computations.

In connection with the issuance of our 6¼% Convertible Senior Notes described above, on March 5, 2008 and March 10, 2008, we redeemed a total of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the 2003 Convertible Note Hedge and the 2003 Warrant.  Such proceeds were recorded as an increase to additional paid-in capital.

As of March 27, 2008, our note holders had the right, at their option, to convert their 3¾% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the current conversion price of $12.4688. This conversion option, coupled with the Company’s stated policy to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $33.7 million principal amount of the 3¾% Convertible Senior Notes as a current liability on the accompanying consolidated balance sheet as of March 27, 2008.

Regal Cinemas Fifth Amended and Restated Credit Agreement— On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit.

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

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. As of March 27, 2008 and December 27, 2007, borrowings of $1,678.8 million and $1,683.0 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.96% (as of March 27, 2008) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps described below is taken into account.

Under the Amended Senior Credit Facility, Regal Cinemas also established an additional term loan facility (“New Incremental Term Facility”) solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the 3¾% Convertible Senior Notes.  The New Incremental Term Facility expires when the 3¾% Convertible Senior Notes mature.

The Amended Senior Credit Facility is further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Interest Rate Swaps—As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations.

 As of March 27, 2008, the aggregate fair value of the interest rate swaps was determined to be approximately ($22.5 million), which has been recorded as a component of “Other Non-Current Liabilities” with a corresponding amount of ($13.7 million), net of tax, recorded to “Accumulated Other Comprehensive Loss.” The interest rate swaps exhibited no ineffectiveness for the quarters ended March 27, 2008 and March 29, 2007.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.

4. INCOME TAXES

The provision for income taxes of $0.9 million and $155.6 million for the quarter ended March 27, 2008 and March 29, 2007, respectively, reflect effective tax rates of approximately (42.9)% and 40.4%, respectively. The change in the tax rate for the quarter ended March 27, 2008 is primarily attributable to the state tax effects of the $52.8 million loss ($33.0 million after related tax effects) on debt extinguishment recorded in the quarter ended March 27, 2008 in connection with the early redemption of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes and, to a lesser extent, other state tax matters.  The effective tax rates for the quarters ended March 27, 2008 and March 29, 2007 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 27, 2008 and December 27, 2007, totaling $10.5 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of March 27, 2008 and December 27, 2007, approximately $8.0 million of the valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the

Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In June 2005, the Company was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company’s federal tax returns for such years, and the Company and the IRS agreed to certain adjustments to the Company’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company’s provision for income taxes.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004, and with limited exceptions, is no longer subject to state income tax examinations for years before 2003.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

5. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of March 27, 2008, the Company’s authorized capital stock consisted of:

• 500,000,000 shares of Class A common stock, par value $0.001 per share;

• 200,000,000 shares of Class B common stock, par value $0.001 per share; and

• 50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of March 27, 2008, 129,771,029 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 27, 2008, all of which are held by the Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 27, 2008. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the fiscal year ended December 27, 2007 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2008. The Company made no repurchases of its outstanding Class A common stock during the quarters ended March 27, 2008 and March 29, 2007. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 3—“Debt Obligations” and Note 8—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 27, 2008.

Share-Based Compensation

In 2002, the Company established the Incentive Plan for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 9 to the financial statements included in our annual report on Form  10-K for the fiscal year ended December 27, 2007 for additional information related to these awards and the Incentive Plan.

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of March 27, 2008 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 628,531 shares of Class A common stock were outstanding under the Incentive Plan, and 2,604,176 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters ended March 27, 2008 and March 29, 2007.  During the quarters ended March 27, 2008 and March 29, 2007, the Company recognized approximately $0.1 million and $0.9 million, respectively, of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarters ended March 27, 2008 and March 29, 2007.  At March 27, 2008, there was $0.4 million of unrecognized compensation cost related to share-based payments.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised), “Shared-Based Payment” (“SFAS 123R”), we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the quarter ended March 27, 2008, our unaudited condensed consolidated statement of cash flows reflects $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.2 million for the quarter ended March 27, 2008. The actual income tax benefit realized from stock option exercises was $0.1 million for the same period.  For the quarter ended March 29, 2007, our unaudited condensed consolidated statement of cash flows reflects $2.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $3.2 million for the quarter ended March 29, 2007. The actual income tax benefit realized from stock option exercises is $2.7 million for the same period.

The following table represents stock option activity for the quarter ended March 27, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	655,965	$9.30	4.78
Granted	—	—
Exercised	(24,128)	9.29
Forfeited	(3,306)	16.18
Outstanding options at end of period	628,531	9.27	4.52
Exercisable options at end of period	551,926	8.40	4.32

Restricted Stock

As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, the Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. On January 16, 2008, 229,572 shares were granted under the Incentive Plan at nominal cost to officers, key employees and certain directors.  The closing price of our Class A common stock on the date of grant was $17.07 per share.

During the quarters ended March 27, 2008 and March 29, 2007, the Company recognized approximately $0.9 million and $0.8 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 27, 2008, we have unrecognized compensation expense of $8.2 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarters ended March 27, 2008 and March 29, 2007:

	Quarter Ended March 27, 2008	Quarter Ended March 29, 2007
Unvested at beginning of period	459,848	322,692
Granted during the period	229,572	164,647
Vested during the period	(25,721)	(13,659)
Forfeited during the period	(1,258)	(2,840)

Unvested at end of period	662,441	470,840

During the quarter ended March 27, 2008, the Company paid one cash dividend of $0.30 on each share of outstanding restricted stock totaling approximately $0.2 million.  During the quarter ended March 29, 2007, the Company paid one cash dividend of $0.30 on each share of outstanding restricted stock totaling approximately $0.1 million.  In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding restricted share. Restricted stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.  The restricted stock dividend was recorded as a $1.0 million increase to stockholders’ deficit upon declaration.

Performance Share Units

As described in Note 9 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, the Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each a “Performance Agreement”). Pursuant to the terms and conditions of the Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period.

On January 16, 2008, 252,721 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees.  The closing price of our Class A common stock on the date of grant was $17.07 per share. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual average annual total shareholder return (stock price appreciation plus dividend yield) attained (“TSRA”) on Regal’s Class A common stock on January 16, 2011 (the third anniversary of the grant date) to the target TSRA set forth in the Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the 2008 performance share grants and is primarily based on the grantee’s employee classification and base compensation, referred to as “target long-term incentive” (“Target LTI”) below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% < TSRA < 15.0%	50% of Target LTI

15.0% < TSRA < 17.5%	100% of Target LTI

17.5% < TSRA < 20.0%	125% of Target LTI

20.0% < TSRA < 25.0%	150% of Target LTI

25.0% < TSRA	175 %of Target LTI

Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of SFAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. On January 16, 2008, the aggregate fair value of the 2008 performance share awards was determined to be $1.6 million, which includes related dividends on shares ultimately earned and paid on January 16, 2011. The fair value of the performance share awards will be amortized as compensation expense over the expected term of the awards. The key assumptions used for valuing the 2008 performance share awards follow:

Measurement date	1/16/2008
Measurement date closing stock price	$17.07
Expected volatility	19.98%
Risk-free interest rate	2.55%
Expected dividend yield	7.03%

Expected volatility is based on historical volatility of the Company’s dividend adjusted common stock price measured daily over a three year period ending on January 16, 2008.  The risk-free interest rate is set equal to the yield on three-year (constant maturity) U.S. Government bonds as of January 16, 2008. The expected dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The dividend yield is included in the calculation of returns for measurement against the performance goals defined above.

During each of the quarters ended March 27, 2008 and March 29, 2007, the Company recognized approximately $0.4 million of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses.

The following table summarizes information about the Company’s number of performance shares:

	Quarter Ended March 27, 2008	Quarter Ended March 29, 2007
Unvested at beginning of period	567,632	383,310
Granted (based on target TSRA)	252,721	188,789
Forfeited	(4,977)	—

Unvested at end of period	815,376	572,099

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 611,532 shares of restricted stock could be issued providing the maximum TSRA is met.

6. COMMITMENTS AND CONTINGENCIES

Sale-Leaseback Transactions

The Company’s sale-leaseback transactions are described in Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007.

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

7. RELATED PARTY TRANSACTIONS

During the quarter ended March 27, 2008, Regal Cinemas incurred approximately $1.0 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the quarter ended March 27, 2008.  During the quarter ended March 27, 2008, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.  Related party amounts for the quarter ended March 29, 2007 were comparable to the 2008 amounts.

Regal has held ongoing discussions with an Anschutz affiliate regarding a new theatre development located in Los Angeles, California. As of March 27, 2008, Regal contemplates entering into a management agreement with the Anschutz affiliate to manage the theatre site on their behalf. The ultimate financial terms of the management agreement will be approved by the Company’s board of directors.

8. EARNINGS (LOSS) PER SHARE

We compute net income (loss) per share of Class A and Class B common stock in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) using the two class method. Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6¼% Convertible Senior

Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes.   The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury stock method.  The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method.  In addition, the computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.  Since the Company reported a net loss of $3.0 million for the quarter ended March 27, 2008, the impact of potential common stock equivalents described above were not included in the computation of diluted net loss per common share because the effect would have been antidilutive.  There were no antidilutive common stock equivalents outstanding as of March 29, 2007.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting.  In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the undistributed earnings for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the periods presented had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.

The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended March 27, 2008			Quarter ended March 29, 2007
	Class A		Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(2.5)		$(0.5)	$192.8	$36.3

Denominator:
Weighted average common shares outstanding (in thousands)	129,093		23,709	126,433	23,863

Basic net income (loss) per share	$(0.02)		$(0.02)	$1.52	$1.52

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(2.5)		$(0.5)	$192.8	$36.3

Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(0.5)		—	36.3	—
Reallocation of undistributed earnings (loss) to Class B shares for effect of other dilutive securities	—		—	—	(1.5)
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	—

Allocation of undistributed earnings	$(3.0)		$(0.5)	$229.1	$34.8

Denominator:
Number of shares used in basic computation (in thousands)	129,093		23,709	126,433	23,863
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,863	—
Stock options	—	(1)	—	1,285	—
Restricted stock and performance shares	—	(1)	—	744	—
Conversion spread on 3¾% Convertible Senior Notes and the 2003 Warrant	—	(1)	—	4,876	—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	—	—

Number of shares used in per share computations (in thousands)	152,802		23,709	157,201	23,863

Diluted net income (loss) per share	$(0.02)		$(0.02)	$1.46	$1.46

(1)                               No amount reported as the impact on the net loss per diluted share of Class A common stock computation for the quarter ended March 27, 2008 would have been antidilutive.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the adoption of SFAS 141(R) and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

10. SUBSEQUENT EVENTS

On April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual common unit adjustment provisions of our Common Unit Adjustment Agreement with National CineMedia.  Such adjustment increased the total number of common units of National CineMedia held by us to approximately 22.0 million.  These common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc.  As a result, we own, on a fully diluted basis, a 22.8% interest in NCM, Inc. as of the date of this quarterly report on Form 10-Q.

On April 24, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 24, 2008, to stockholders of record on June 16, 2008.

On January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, L.L.C., consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The Company consummated the transaction on April 30, 2008 for a total cash purchase price of $210.0 million, subject to post-closing adjustments.  In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina within 90 days of closing.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 26, 2008 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 27, 2007. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,385 screens in 525 theatres in 39 states and the District of Columbia as of March 27, 2008. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which has primarily concentrated its efforts on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company DCIP, to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP. We expect to begin converting our existing theatres from 35 mm film projection to digital projection during the second half of 2008 and intend to complete the conversion of our entire circuit in approximately three to four years. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection.

On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million.  As discussed further in Note 2—“Investment in National CineMedia, LLC,” as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the quarter ended March 29, 2007.

On January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, L.L.C., consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. As described further in Note 10—“Subsequent Events,” the Company consummated the transaction on April 30, 2008 for a total cash purchase price of $210.0 million, subject to post-closing adjustments.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of March 27, 2008.  The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the 2003 Convertible Note Hedge and the 2003 Warrant.  Such proceeds were recorded as an increase to additional paid-in capital.  See Note 3—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions.

During the quarter ended March 27, 2008, Regal paid one quarterly cash dividend of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $46.0 million in the aggregate.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and “Results of Operations” below.

Results of Operations

The first fiscal quarter of 2008 was a successful quarter for both the industry and the Company. Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2008 were estimated to have increased by approximately 3-5% in comparison to the first fiscal quarter of 2007.  The industry’s success was driven primarily by ticket price increases, premium pricing opportunities, solid performances from the first quarter 2008 film slate and the carryover success of certain December 2007 releases, such as National Treasure: Book of Secrets and Juno.

Our total revenues for the quarter ended March 27, 2008 (“Q1 2008 Period”) were $626.8 million and consisted of $432.0 million of admissions revenues, $166.1 million of concessions revenues and $28.7 million of other operating revenues, and increased slightly from total revenues of $625.0 million for the quarter ended March 29, 2007 (“Q1 2007 Period”).

Our Q1 2008 Period admissions revenues increased 1.2% over the Q1 2007 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and the premium pricing associated with the film, Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour were the primary drivers of a 4.3% increase in our average ticket price and led to the increase in Q1 2008 Period admissions revenues, despite a 2.9% decline in attendance. We believe that the decrease in attendance was primarily a result of the decline in attendance among the top tier films exhibited during the Q1 2008 Period.  Based on our review of certain industry sources, the increase in our admissions revenues was slightly lower than the industry’s results for the Q1 2008 Period as compared to the Q1 2007 Period.  This decline is primarily attributable to higher estimated box office per screen growth experienced by the Company relative to the industry during the Q1 2007 Period associated with the performance of the film, 300.

In addition, during the Q1 2008 Period, we experienced growth in average concessions revenues per patron and a decline in other operating revenues. The growth in average concessions revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Q1 2008 Period, such as National Treasure: Book of Secrets, Dr. Seuss’ Horton Hears a Who! and Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour, and a favorable mix of concession products sold during the Q1 2008 Period. The decrease in other operating revenues in the Q1 2008 Period was primarily attributable to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM, Inc. on February 13, 2007) described in further detail under Note 2—“Investment in National CineMedia, LLC.”

Income from operations increased 11.7% to $72.6 million for the Q1 2008 Period compared to $65.0 million in the Q1 2007 Period. The increase in income from operations during the Q1 2008 Period was primarily attributable to incremental admissions revenues described above coupled with decreases in various operating expense items described in further detail below, partially offset by slightly lower concessions revenues and other operating revenues. The Company reported a net loss of $3.0 million in the Q1 2008 Period compared to net income of $229.1 million in the Q1 2007 Period. Earnings (loss) per share of Class A and Class B common stock was $(0.02) in the Q1 2008 Period compared to $1.46 during the Q1 2007 Period. The decreases in net income and earnings per share of Class A and Class B common stock were primarily due to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Q1 2007 Period IPO of NCM, Inc. and the impact of a $52.8 million loss ($33.0 million after related tax effects) on debt extinguishment recorded in the Q1 2008 Period in connection with the early redemption of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, partially offset by the increase in operating income as described above, the impact of earnings recognized from NCM and a reduction of net interest expense.

During the Q1 2008 Period, we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Q1 2008 Period totaled approximately $46.0 million.

•                  On January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, L.L.C., consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. As described further in Note 10—“Subsequent Events,” the Company consummated the transaction on April 30, 2008 for a total cash purchase price of $210.0 million, subject to post-closing adjustments.

•                  We opened 1 new theatre with 16 screens, added 4 screens through expansion and closed 3 underperforming theatres with 23 screens, ending the Q1 2008 Period with 525 theaters and 6,385 screens.

•                  Finally, we continued to expand our IMAX presence by agreeing to install 31 additional IMAX digital projection systems by the end of 2010.  We continue to remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX film product by the major studios.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income (loss) for the Q1 2008 Period and the Q1 2007 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q1 2008 Period		Q1 2007 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$432.0	68.9%	$426.7	68.3%
Concessions	166.1	26.5	168.3	26.9
Other operating revenue	28.7	4.6	30.0	4.8

Total revenues	626.8	100.0	625.0	100.0
Operating expenses:
Film rental and advertising costs(1)	215.9	50.0	218.0	51.1
Cost of concessions(2)	22.7	13.7	25.0	14.9
Rent expense(3)	83.3	13.3	81.0	13.0
Other operating expenses(3)	168.6	26.9	164.9	26.4
General and administrative expenses (including share-based compensation expense of $1.4 and $2.1 for the Q1 2008 Period and the Q1 2007 Period, respectively)(3)	15.0	2.4	16.0	2.6
Depreciation and amortization(3)	46.3	7.4	46.3	7.4
Net loss on disposal and impairment of operating assets(3)	2.2	0.4	5.4	0.9
Equity in earnings of joint venture including former employee compensation(3)	0.2	—	3.4	0.5

Total operating expenses(3)	554.2	88.4	560.0	89.6

Income from operations(3)	72.6	11.6	65.0	10.4
Interest expense, net(3)	29.7	4.7	31.0	5.0
Earnings recognized from NCM(3)	(8.4)	1.3	—	—
Gain on NCM transaction(3)	—	—	(350.7)	56.1
Loss on debt extinguishment(3)	52.8	8.4	—	—
Provision for income taxes(3)	0.9	0.1	155.6	24.9
Net income (loss)(3)	(3.0)	0.5	229.1	36.7
Attendance	56.9	*	58.6	*
Average ticket price(4)	$7.59	*	$7.28	*
Average concessions per patron(5)	$2.92	*	$2.87	*

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

Q1 2008 Period Compared to Q1 2007 Period

Admissions

Total admissions revenues increased $5.3 million during the Q1 2008 Period, or 1.2%, to $432.0 million, from $426.7 million for the Q1 2007 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and the premium pricing associated with the film, Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour were the primary drivers of a 4.3% increase in our average ticket price and led to the increase in Q1 2008 Period admissions revenues, despite a 2.9% decline in attendance. We believe that the decrease in attendance was primarily a result of the decline in attendance among the top tier films exhibited during the Q1 2008 Period.  Based on our review of certain industry sources, the increase in our admissions revenues was slightly lower than the industry’s results for the Q1 2008 Period as compared to the Q1 2007 Period.  This decline is primarily attributable to higher estimated box office per screen growth experienced by the Company relative to the industry during the Q1 2007 Period associated with the performance of the film, 300.

Concessions

During the Q1 2008 Period, total concessions revenues decreased $2.2 million, or 1.3%, to $166.1 million, from $168.3 million for the Q1 2007 Period. The decrease in concessions revenues in the Q1 2008 Period was due to the aforementioned Q1 2008 Period decrease in attendance, partially offset by a 1.7% increase in average concessions revenues per patron. The growth in average concessions revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Q1 2008 Period, such as National Treasure: Book of Secrets, Dr. Seuss’ Horton Hears a Who! and Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour, and a favorable mix of concession products sold during the Q1 2008 Period.

Other Operating Revenues

Total other operating revenues decreased $1.3 million, or 4.3%, to $28.7 million for the Q1 2008 Period, from $30.0 million for the Q1 2007 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. The decrease in other operating revenues in the Q1 2008 Period was primarily attributable to a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM, Inc. on February 13, 2007) described in further detail under Note 2—“Investment in National CineMedia, LLC,” partially offset by increases in other theatre revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 50.0% during the Q1 2008 Period as compared to 51.1% in the Q1 2007 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Q1 2008 Period and a decline in advertising expense.

Cost of Concessions

During the Q1 2008 Period, cost of concessions remained relatively consistent with that of the Q1 2007 Period. Cost of concessions as a percentage of concessions revenues decreased to 13.7% during the Q1 2008 Period as compared to 14.9% in the Q1 2007 Period. The decrease in the cost of concessions as a percentage of concessions revenues during the Q1 2008 Period was primarily related to a change in a vendor marketing program, which resulted in a reduction of cost of concessions during the Q1 2008 Period.

Rent Expense

Rent expense increased $2.3 million, or 2.8%, to $83.3 million in the Q1 2008 Period, from $81.0 million in the Q1 2007 Period. The increase in rent expense in the Q1 2008 Period was primarily attributable to general inflationary increases along with incremental rent from the inclusion of 193 new screens added since the end of the Q1 2007 Period, partially offset by the closure of 148 underperforming screens subsequent to the end of the Q1 2007 Period.

Other Operating Expenses

Other operating expenses increased approximately $3.7 million, or 2.2%, to $168.6 million in the Q1 2008 Period, from $164.9 million in the Q1 2007 Period. The increase in total other operating expenses during the Q1 2008 Period was primarily attributable to increases in non-rent occupancy costs due to the inclusion of 193 new screens added since the end of the Q1 2007 Period, partially offset by the closure of 148 underperforming screens subsequent to the end of the Q1 2007 Period.

General and Administrative Expenses

During the Q1 2008 Period, general and administrative expenses decreased $1.0 million, or 6.3%, to $15.0 million, from $16.0 million in the Q1 2007 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.4% in the Q1 2008 Period from 2.6% in the Q1 2007 Period. The decrease in general and administrative expenses during the Q1 2008 Period as compared to the Q1 2007 Period was primarily attributable to a reduction of share-based compensation expense during the Q1 2008 Period.

Depreciation and Amortization

During the Q1 2008 Period, depreciation and amortization was consistent with that of the Q1 2007 Period.

Income from Operations

During the Q1 2008 Period, income from operations totaled approximately $72.6 million, which represents an increase of $7.6 million, or 11.7%, from $65.0 million in the Q1 2007 Period. The increase in income from operations during the Q1 2008 Period was primarily attributable to incremental admissions revenues, coupled with decreases in certain operating expense items such as film rental and advertising, cost of concessions, equity in earnings of joint venture including former employee compensation and net loss on disposal and impairment of operating assets, partially offset by decreases in concessions revenues and other operating revenues and increases in rent expense and other operating expenses.

Interest Expense, net

Net interest expense decreased $1.3 million, or 4.2%, to $29.7 million in the Q1 2008 Period, from $31.0 million in the Q1 2007 Period. The decrease in net interest expense during the Q1 2008 Period as compared to the Q1 2007 Period was principally due to incremental interest income ($3.0 million and $2.5 million, respectively, for the Q1 2008 Period and the Q1 2007 Period) from a higher average cash balance outstanding during the Q1 2008 Period resulting from transactions completed in connection with the IPO of NCM, Inc. and a lower effective interest rate on our Term Facility, partially offset by incremental interest expense associated with a higher average debt balance outstanding during the Q1 2008 Period resulting from the issuance of the $200.0 million 6 1/4% Convertible Senior Notes.

Income Taxes

The provision for income taxes of $0.9 million and $155.6 million for the Q1 2008 Period and the Q1 2007 Period, respectively, reflect effective tax rates of approximately (42.9)% and 40.4%, respectively. The change in the tax rate for the Q1 2008 Period is primarily attributable to the state tax effects of the $52.8 million loss ($33.0 million after related tax effects) on debt extinguishment recorded in the Q1 2008 Period in connection with the early redemption of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes and, to a lesser extent, other state tax matters.  The effective tax rates for the Q1 2008 Period and the Q1 2007 Period reflect the impact of certain non-deductible expenses.

Earnings Recognized from NCM

During the Q1 2008 Period, the Company received $8.4 million in cash distributions from National CineMedia. As a result, $8.4 million in equity earnings were recognized from NCM during the Q1 2008 Period. Such amount is presented as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.  As a result of the IPO of NCM, Inc. described in  Note 2—“Investment in National CineMedia, LLC,” the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the excess distribution received in connection with the IPO. Until such time, equity earnings will be recognized only to the extent that the Company receives cash distributions from

National CineMedia.  During the Q1 2007 Period, the Company did not receive any cash distributions from National CineMedia.

During the Q1 2007 Period, the Company recorded a loss of $2.0 million, representing its share of the net loss of National CineMedia. Such amounts are presented as a component of “Equity in earnings of joint venture including former employee compensation” in the unaudited condensed consolidated financial statements.

Net Income (Loss)

During the Q1 2008 Period, net loss totaled $3.0 million, which represents a decrease of $232.1 million, from net income of $229.1 million in the Q1 2007 Period. The decrease in net income for the Q1 2008 Period was primarily attributable to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Q1 2007 Period IPO of NCM, Inc. and the impact of a $52.8 million loss ($33.0 million after related tax effects) on debt extinguishment recorded in the Q1 2008 Period in connection with the early redemption of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, partially offset by the increase in operating income, the impact of earnings recognized from NCM and a reduction of net interest expense described above.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2008 Period and the Q1 2007 Period (in millions):

	Q1 2008 Period	Q1 2007 Period
Net cash provided by operating activities	$71.2	$710.0
Net cash used in investing activities	(26.2)	(18.3)
Net cash provided by (used in) financing activities	7.6	(46.2)

Net increase in cash and cash equivalents	$52.6	$645.5

Q1 2008 Period Compared to Q1 2007 Period

Net cash flows provided by operating activities decreased by approximately $638.8 million to approximately $71.2 million for the Q1 2008 Period from approximately $710.0 million for the Q1 2007 Period. The decrease in net cash flows generated from operating activities for the Q1 2008 Period was primarily attributable to the transactions completed in connection with the IPO of NCM, Inc. (Note 2—“Investment in National CineMedia, LLC” for further discussion). These transactions resulted in an increase in net cash provided by operating activities for the Q1 2007 Period of approximately $628.3 million.  In addition to the changes in cash flows related to the IPO of NCM, Inc., the decrease in net income and the timing of other Q1 2008 Period vendor payments negatively impacted cash flows from operating activities and resulted in a $638.8 million decrease in net cash provided by operating activities for the Q1 2008 Period.

Net cash flows used in investing activities totaled approximately $26.2 million for the Q1 2008 Period compared to cash flows used in investing activities of approximately $18.3 million for the Q1 2007 Period. Contributing to the increase in cash flows used in investing activities was incremental capital expenditures of approximately $4.9 million, coupled with fewer proceeds from the disposition of assets of approximately $3.1 million during the Q1 2008 Period as compared to the Q1 2007 Period.

Net cash flows provided by financing activities were approximately $7.6 million for the Q1 2008 Period compared to cash flows used in financing activities of approximately $46.2 million for the Q1 2007 Period. The net increase in cash flows from financing activities during the Q1 2008 Period was primarily attributable to the proceeds received in connection with the issuance of $200.0 million 6¼% Convertible Senior Notes during the Q1 2008 Period, partially offset by net cash used to redeem approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes and net cash used in connection with the 2008 Convertible Note Hedge and 2008 Warrant transactions during the Q1 2008 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility with Credit Suisse, Cayman Island Branch as Administrative Agent and other lenders party thereto, described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 3¾% Convertible Senior Notes and 6¼% Convertible Senior Notes.

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

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities (including digital 3D and IMAX screens) and replacing equipment. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $120.0 million to $140.0 million in fiscal year 2008, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Q1 2008 Period, we invested approximately $24.8 million in capital expenditures.

As described more fully in Note 2—“Investment in National CineMedia, LLC,” on February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCH, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. The Company expects to use the remaining net cash proceeds along with additional cash on hand for the acquisition of Consolidated Theatres, L.L.C. as more fully described in Note 1—“The Company and Basis of Presentation” and Note 10—“Subsequent Events.”  We own, on a fully diluted basis, a 22.6% interest in NCM, Inc. as of March 27, 2008.

For a discussion of other significant financing transactions which have occurred through December 27, 2007, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

On January 14, 2008, the Company entered into an agreement to acquire Consolidated Theatres, L.L.C., consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. As described further in Note 10—“Subsequent Events,” the Company consummated the transaction on April 30, 2008 for a total cash purchase price of $210.0 million, subject to post-closing adjustments.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of March 27, 2008.  The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the 2003 Convertible Note Hedge and the 2003 Warrant.  Such proceeds were recorded as an increase to additional paid-in capital.  See Note 3—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions.

As of March 27, 2008, the holders of our 3¾% Convertible Senior Notes had the right, at their option, to convert their 3¾% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, at the then existing conversion price per share. The 3¾% Convertible Senior Notes allow us to settle any conversion, and we have the ability and intent to settle any conversion, by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in cash.

Regal Cinemas maintains its Amended Senior Credit Facility, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.

The terms of the Amended Senior Credit Facility include an option for Regal Cinemas to request the establishment of the New Incremental Term Loan to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the 3¾% Convertible Senior Notes.  The New Incremental Term Facility will expire when the 3¾% Convertible Senior Notes mature.  For a detailed summary of other material terms of the Amended Senior Credit Facility, including the New Incremental Term Loan, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations.

As of March 27, 2008, we had approximately $1,678.8 million aggregate principal amount outstanding under the Term Facility, $200.0 million aggregate principal amount outstanding under its 6¼% Convertible Senior Notes, $33.7 million aggregate principal amount outstanding under its 3¾% Convertible Senior Notes and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of March 27, 2008, we had approximately $0.8 million outstanding in letters of credit, leaving approximately $99.2 million available for drawing under the Revolving Facility.

Regal paid one quarterly cash dividend of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $46.0 million in the aggregate, during the Q1 2008 Period.  Further, on April 24, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 24, 2008, to stockholders of record on June 16, 2008.  These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $73.9 million, or 11.8% of total revenues for the Q1 2008 Period and $462.0 million, or 73.9% of total revenues, for the Q1 2007 Period.  The net decrease in EBITDA from the Q1 2007 Period was primarily attributable to the $350.7 million gain recorded in the Q1 2007 Period resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 2—“Investment in National CineMedia, LLC,” for further discussion) and the impact of a $52.8 million loss on debt extinguishment recorded in the Q1 2008 Period in connection with the early redemption of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q1 2008 Period	Q1 2007 Period
EBITDA	$73.9	$462.0
Interest expense, net	(29.7)	(31.0)
Provision for income taxes	(0.9)	(155.6)
Deferred income taxes	1.4	(44.8)
Changes in operating assets and liabilities	(32.3)	469.5
Loss on debt extinguishment	52.8	—
Other items, net	6.0	9.9

Net cash provided by operating activities	$71.2	$710.0

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 27, 2007, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007.  Other than the Q1 2008 Period issuance of the $200.0 million 6¼ % Convertible Senior Notes and the early redemption of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, as of March 27, 2008, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.  As of March 27, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 9—“Recent Accounting Pronouncements” to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The original senior credit facility provided for and the Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the prior term facility bore and the Term Facility bear interest, at Regal Cinemas’ option, at either an adjusted Eurodollar rate (as defined in the Amended Senior Credit Facility) or the base rate plus, in each case, an applicable margin.

During the years ended December 29, 2005 and December 30, 2004, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1,100.0 million of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each and require Regal Cinemas to pay interest at a fixed rate of 4.944% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

As of March 27, 2008 and December 27, 2007, borrowings of $1,678.8 million and $1,683.0 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 5.96% (as of March 27, 2008) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of March 27, 2008, would increase or decrease interest expense by $2.5 million for the quarter ended March 27, 2008.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 27, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 27, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6—“Commitments and Contingencies” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 26, 2008 with the Commission (File No. 001-31315) for the fiscal year ended December 27, 2007.

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
4.1

Indenture, dated March 10, 2008, by and between Regal Entertainment Group and U.S. Bank National Association, including the form of 6¼% Convertible Senior Note due 2011 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.1

Purchase Agreement, dated March 5, 2008, among Regal Entertainment Group and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers listed on Schedule A thereto (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.2

Confirmation of Convertible Note Hedge, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.3

Confirmation of Convertible Note Warrant Transaction, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.4	Purchase Agreement, dated as of January 14, 2008, among Consolidated Theatres, LLC and the Sellers named therein and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 6, 2008	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
Chief Executive Officer (Principal
Executive Officer)

Date: May 6, 2008	By:	/s/ AMY E. MILES
Amy E. Miles
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer)

Date: May 6, 2008	By:	/s/ DAVID H. OWNBY
David H. Ownby
Senior Vice President and Chief
Accounting Officer (Principal Accounting
Officer)

REGAL ENTERTAINMENT GROUP

Exhibit Index

Exhibit No.	Exhibit Description
4.1

Indenture, dated March 10, 2008, by and between Regal Entertainment Group and U.S. Bank National Association, including the form of 6¼% Convertible Senior Note due 2011 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.1

Purchase Agreement, dated March 5, 2008, among Regal Entertainment Group and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers listed on Schedule A thereto (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.2

Confirmation of Convertible Note Hedge, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.3

Confirmation of Convertible Note Warrant Transaction, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.4	Purchase Agreement, dated as of January 14, 2008, among Consolidated Theatres, LLC and the Sellers named therein and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.