Form 10-Q
period 2008-06-26
REGAL ENTERTAINMENT GROUP
filed 2008-08-05
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2008

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

Class A Common Stock—129,799,690 shares outstanding at August 1, 2008

Class B Common Stock—23,708,639 shares outstanding at August 1, 2008

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 26, 2008	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223.8	$435.2
Trade and other receivables, net	29.0	73.5
Inventories	10.1	8.1
Prepaid expenses and other current assets	9.6	7.1
Assets held for sale	0.9	1.6

TOTAL CURRENT ASSETS	273.4	525.5

PROPERTY AND EQUIPMENT:
Land	121.0	121.8
Buildings and leasehold improvements	1,904.9	1,701.6
Equipment	957.1	886.5
Construction in progress	18.9	24.2

Total property and equipment	3,001.9	2,734.1
Accumulated depreciation and amortization	(1,002.1)	(912.5)

TOTAL PROPERTY AND EQUIPMENT, NET	1,999.8	1,821.6
GOODWILL	180.3	181.7
INTANGIBLE ASSETS, NET	17.6	—
DEFERRED INCOME TAX ASSET	99.8	64.0
OTHER NON-CURRENT ASSETS	117.1	42.1

TOTAL ASSETS	$2,688.0	$2,634.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$23.0	$146.5
Accounts payable	167.3	183.0
Accrued expenses	67.4	54.7
Deferred revenue	112.1	113.9
Interest payable	27.3	28.9
Deferred income tax liability	0.5	0.5

TOTAL CURRENT LIABILITIES	397.6	527.5
LONG-TERM DEBT	1,909.4	1,718.2
LEASE FINANCING ARRANGEMENTS	79.6	81.8
CAPITAL LEASE OBLIGATIONS	17.8	19.0
NON-CURRENT DEFERRED REVENUE	341.3	279.8
OTHER NON-CURRENT LIABILITIES	156.1	127.4

TOTAL LIABILITIES	2,901.8	2,753.7
MINORITY INTEREST	(0.1)	0.5
STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 129,796,512 and 129,518,587 shares issued and outstanding at June 26, 2008 and December 27, 2007, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 26, 2008 and December 27, 2007	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(165.5)	(160.4)
Retained earnings (accumulated deficit)	(38.6)	42.6
Accumulated other comprehensive loss, net	(9.7)	(1.6)

TOTAL STOCKHOLDERS’ DEFICIT	(213.7)	(119.3)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,688.0	$2,634.9

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Quarter Ended June 26, 2008	Quarter Ended June 28, 2007	Two Quarters Ended June 26, 2008	Two Quarters Ended June 28, 2007
REVENUES:
Admissions	$455.7	$457.9	$887.7	$884.6
Concessions	188.9	197.4	355.0	365.7
Other operating revenue	31.2	28.1	59.9	58.1
TOTAL REVENUES	675.8	683.4	1,302.6	1,308.4
OPERATING EXPENSES:
Film rental and advertising costs	247.0	252.4	462.9	470.4
Cost of concessions	25.5	27.9	48.2	52.9
Rent expense	90.0	83.3	173.3	164.3
Other operating expenses	180.5	176.2	349.1	341.1
General and administrative expenses (including share-based compensation of $1.5 and $1.4 for the quarters ended June 26, 2008 and June 28, 2007, respectively, and $2.9 and $3.5 for the two quarters ended June 26, 2008 and June 28, 2007, respectively)	15.8	16.8	30.8	32.8
Depreciation and amortization	49.9	46.1	96.2	92.4
Net loss (gain) on disposal and impairment of operating assets	2.3	(2.6)	4.5	2.8
Equity in earnings of joint venture including former employee compensation	0.1	0.3	0.3	3.7
TOTAL OPERATING EXPENSES	611.1	600.4	1,165.3	1,160.4
INCOME FROM OPERATIONS	64.7	83.0	137.3	148.0
OTHER EXPENSE (INCOME):
Interest expense, net	30.0	25.5	59.7	56.5
Earnings recognized from NCM	(5.9)	(2.2)	(14.3)	(2.2)
Loss on extinguishment of debt	17.7	—	70.5	—
Gain on NCM transaction	—	—	—	(350.7)
Gain on sale of Fandango interest	—	(28.3)	—	(28.3)
Minority interest in earnings of consolidated subsidiaries and other	0.6	0.2	1.2	0.2
TOTAL OTHER EXPENSE (INCOME), NET	42.4	(4.8)	117.1	(324.5)
INCOME BEFORE INCOME TAXES	22.3	87.8	20.2	472.5
PROVISION FOR INCOME TAXES	8.5	35.1	9.4	190.7
NET INCOME	$13.8	$52.7	$10.8	$281.8
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (Note 9):
Basic	$0.09	$0.35	$0.07	$1.87
Diluted	$0.09	$0.33	$0.07	$1.78
DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30	$0.60	$2.60

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended June 26, 2008	Two Quarters Ended June 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10.8	$281.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.2	92.4
Share-based compensation expense	2.9	3.5
Deferred income tax benefit	(26.2)	(46.8)
Net loss on disposal and impairment of operating assets	4.5	2.8
Equity in earnings of non-consolidated entities	0.8	—
Equity in earnings of joint venture including former employee compensation	0.3	3.7
Gain on sale of Fandango interest	—	(28.3)
Non-cash gain on NCM transaction	—	(3.4)
Loss on extinguishment of debt	70.5	—
Non-cash rent expense	3.7	4.7
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Trade and other receivables	22.1	36.9
Inventories	(1.4)	(1.8)
Intangible assets	0.5	—
Prepaid expenses and other current assets	1.3	(3.9)
Accounts payable	(18.2)	(32.5)
Income taxes payable	0.2	41.5
Deferred revenue	(9.3)	294.3
Accrued expenses and other liabilities	(2.2)	(1.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	156.5	643.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70.6)	(57.8)
Proceeds from disposition of assets	3.3	10.8
Purchase of Consolidated Theatres, L.L.C., net of cash acquired	(209.3)	—
Investment in DCIP	(1.0)	(1.5)
Distributions to partnership	(0.4)	—
Proceeds from sale of Fandango interest	—	28.3
NET CASH USED IN INVESTING ACTIVITIES	(278.0)	(20.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(92.1)	(393.2)
Proceeds from stock option exercises	0.5	14.8
Proceeds from issuance of 6¼% Convertible Senior Notes	200.0	—
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	(6.6)	—
Net payments on long-term obligations	(11.6)	(11.6)
Cash used to redeem 3¾% Convertible Senior Notes	(194.1)	(0.1)
Net proceeds from 3¾% Convertible Senior Notes convertible note hedge and warrant	18.9	—
Excess tax benefits from share-based payment arrangements	0.2	14.3
Payment of debt acquisition costs and other	(5.1)	(2.6)
NET CASH USED IN FINANCING ACTIVITIES	(89.9)	(378.4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(211.4)	244.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	435.2	162.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223.8	$406.9
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$35.9	$176.8
Cash paid for interest	$62.6	$64.6
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Additional investment in NCM (Note 3)	$73.4	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 26, 2008

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

Regal operates the largest theatre circuit in the United States, consisting of 6,776 screens in 551 theatres in 39 states and the District of Columbia as of June 26, 2008.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of June 26, 2008, the Company managed its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company’s cash investment in DCIP totaled approximately $2.5 million as of June 26, 2008. We account for our investment in DCIP following the equity method of accounting.  For the two quarters ended June 26, 2008, the Company recorded a loss of $1.3 million representing its share of the net loss of DCIP. Such loss is presented as a component of “Minority interest in earnings of consolidated subsidiaries and other.”

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango, Inc. (“Fandango”) for proceeds of $28.3 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $28.3 million ($17.0 million after tax).  In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million. This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

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

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes due March 15, 2011 (the “6¼% Convertible Senior Notes”). Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2008. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3¾% Convertible Senior Notes due May 15, 2008 (the “3¾% Convertible Senior Notes”), in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International (“Credit Suisse”) attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—”Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company consummated a transaction to acquire Consolidated Theatres, L.L.C. (“Consolidated Theatres”), consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. See Note 2—”Recent Acquisitions” for further discussion of this transaction.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, NCM, Inc., RCH, RCI and other parties thereto (the “Common Unit Adjustment Agreement”).  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres.  These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of June 26, 2008.

During the two quarters ended June 26, 2008, Regal paid two quarterly cash dividends of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $92.1 million in the aggregate.

Total comprehensive income for the quarter ended June 26, 2008 and June 28, 2007 was $17.8 million and $55.0 million, respectively. Total comprehensive income for the two quarters ended June 26, 2008 and June 28, 2007 was $2.7 million and $281.0 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters and two quarters ended June 26, 2008 and June 28, 2007. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of June 26, 2008 and the unaudited condensed consolidated statements of income and cash flows in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2007 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 27, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended June 26, 2008 are not necessarily indicative of the operating results that may be achieved for the full 2008 fiscal year.

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2. RECENT ACQUISITIONS

Acquisition of Consolidated Theatres, L.L.C.

On April 30, 2008, the Company consummated a transaction to acquire Consolidated Theatres consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.

The transaction has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party valuation.  The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the preliminary allocation of the cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.4
Property and equipment, net	210.1
Intangible assets	18.1
Current liabilities	(11.2)
Long-term liabilities	(9.1)

Total purchase price	$209.3

The transaction included the acquisition of certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011.  During the quarter ended June 26, 2008, the Company recognized $0.5 million of amortization related to these intangible assets.

The following unaudited pro forma results of operations for the quarters and two quarters ended June 26, 2008 and June 28, 2007, respectively, assume the above acquisition occurred as of the beginning of fiscal 2007. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Quarter Ended June 26, 2008	Quarter Ended June 28, 2007	Two Quarters Ended June 26, 2008	Two Quarters Ended June 28, 2007
	(in millions except per share amounts)

Revenues	$683.9	$719.4	$1,343.8	$1,373.7
Income from operations	62.9	83.9	135.3	148.2
Net income	12.7	53.2	9.6	281.9
Earnings per share of Class A and Class B common stock
Basic:	0.08	0.35	0.06	1.87
Diluted:	0.08	0.33	0.06	1.78

3. INVESTMENT IN NATIONAL CINEMEDIA, LLC

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

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements (“ESA”) with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds (approximately $281.0 million), RCI agreed to a modification of National CineMedia’s payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007. Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted through a formula primarily based on the number of theatres operated and theatre attendance generated by each joint venture partner. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of our agreement. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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

At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM, Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM, Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM, Inc. for proceeds of approximately $32.2 million and recognized a gain on the sale of such units of approximately $19.3 million. Upon completion of this sale of common units, Regal held approximately 21.2 million common units of National CineMedia. Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. Common Stock.  We account for our investment in National CineMedia following the equity method of accounting.

Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company’s initial investment in National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company’s initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia.  During the quarters ended June 26, 2008 and June 28, 2007, the Company received $5.4 million and $2.2 million, respectively, in cash distributions from National CineMedia. During the two quarters ended June 26, 2008 and June 28, 2007, the Company received $13.8 million and $2.2 million, respectively, in cash distributions from National CineMedia. Such amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

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

On April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres.  These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of June 26, 2008.   The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates at which the units were received.  Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia.  Accordingly, the Company recorded a $73.4 million increase in its investment in National CineMedia during the quarter ended June 26, 2008.  Since Consolidated Theatres maintains an existing agreement with an on-screen advertising provider which will not expire until January 2011, National CineMedia will not be provided access to such theatre locations until expiration of the related advertising contract.  In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis.  The fair value of such payment was approximately $8.0 million and was accrued by the Company during the quarter ended June 26, 2008.  Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract.  The accretion associated with this obligation will be reflected in interest expense over the life of the related obligation.  The Company recorded the remaining $65.4 million as an increase to deferred revenue. This amount will be amortized to advertising revenue over the remaining term of the ESA (approximately 29 years) following the units of revenue method.

Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting.  As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $0.5 million during the quarter and two quarters ended June 26, 2008.  Such amount has been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

As a result of the ESA amendment and related modification payment, for the quarters ended June 26, 2008 and June 28, 2007, theatre access fees and other revenues received from National CineMedia, net of payments for on-screen advertising time provided to our beverage concessionaire, totaled approximately

$2.8 million and $1.5 million, respectively.  For the two quarters ended June 26, 2008 and for the period from February 13, 2007 through June 28, 2007, such amounts totaled approximately $5.6 million and $2.6 million, respectively. These amounts are presented as a component of other operating revenues in the Company’s financial statements.  During the quarters ended June 26, 2008 and June 28, 2007, the Company recognized $0.8 million and $0.6 million, respectively, of advertising revenue utilizing the units of revenue amortization method. During the two quarters ended June 26, 2008 and the period from February 13, 2007 through June 28, 2007, the Company recognized $1.4 million and $0.9 million, respectively, of advertising revenue utilizing the units of revenue amortization method.  As of June 26, 2008, approximately $2.9 million and $2.0 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of December 27, 2007, approximately $2.0 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

4. DEBT OBLIGATIONS

Debt obligations at June 26, 2008 and December 27, 2007 consist of the following (in millions):

	June 26, 2008	December 27, 2007
Regal 6¼% Convertible Senior Notes	$200.0	$—
Regal 3¾% Convertible Senior Notes	—	123.7
Regal Cinemas Senior Credit Facility	1,674.5	1,683.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.18%, maturing in various installments through January 2021	83.9	85.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	19.5	20.6
Other	0.4	0.9

Total debt obligations	2,029.8	1,965.5
Less current portion	23.0	146.5

Total debt obligations, net of current maturities	$2,006.8	$1,819.0

Regal 6¼% Convertible Senior Notes— On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Interest on the 6¼% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6¼% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6¼% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6¼% Convertible Senior Notes. On or after December 15, 2010, our note holders will have the option to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change (as defined in the indenture to the 6¼% Convertible Senior Notes dated March 10, 2008) at the then-existing conversion price per share.  Prior to December 15, 2010, our note holders have the right, at their option, to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

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

On June 26, 2008, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at June 26, 2008, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A Common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance in Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a June 26, 2008 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders’ deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of June 26, 2008). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

Regal 3¾% Convertible Senior Notes—As further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, on May 28, 2003, Regal issued $240.0 million aggregate principal amount of the 3¾% Convertible Senior Notes.

In connection with the issuance of the 6¼% Convertible Senior Notes described above, on March 5, 2008 and March 10, 2008, we redeemed a total of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge (the “2003 Convertible Note Hedge”) and the warrant (the “2003 Warrant”) associated with the 3¾% Convertible Senior Notes.  Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital.

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

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. As of June 26, 2008 and December 27, 2007, borrowings of $1,674.5 million and $1,683.0 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.22% (as of June 26, 2008) and 6.09% (as of December 27, 2007), after the  impact of the interest rate swaps described below is taken into account.

Under the Amended Senior Credit Facility, Regal Cinemas also established an additional term loan facility (“Incremental Term Facility”) solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise settling the conversion of all or a portion of the 3¾% Convertible Senior Notes.  The Incremental Term Facility expired on May 15, 2008, the date at which the 3¾% Convertible Senior Notes matured.

The Amended Senior Credit Facility is further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Interest Rate Swaps—As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured.

As of June 26, 2008, the aggregate fair value of the interest rate swaps was determined to be approximately ($15.9 million), which has been recorded as a component of “Other Non-Current Liabilities” with a corresponding amount of ($9.7 million), net of tax, recorded to “Accumulated Other Comprehensive Loss.” The interest rate swaps exhibited no ineffectiveness for the quarters and two quarters ended June 26, 2008 and June 28, 2007.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $8.5 million and $35.1 million for the quarters ended June 26, 2008 and June 28, 2007, respectively, reflect effective tax rates of approximately 38.1% and 40.0%, respectively.  The provision for income taxes of $9.4 million and $190.7 million for the two quarters ended June 26, 2008 and June 28, 2007, respectively, reflect effective tax rates of approximately 46.5% and 40.4%, respectively.  The effective tax rates for the quarters and two quarters ended June 26, 2008 and

June 28, 2007 reflect the impact of certain non-deductible expenses.  The decrease in the effective tax rate for the quarter ended June 26, 2008 is primarily attributable to the settlement of an uncertain tax position with state taxing authorities during the quarter ended June 26, 2008. The increase in the effective tax rate for the two quarters ended June 26, 2008 is primarily attributable to the state tax effects of the $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the two quarters ended June 26, 2008 in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes and, to a lesser extent, other state tax matters.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 26, 2008 and December 27, 2007 totaling $10.5 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of June 26, 2008 and December 27, 2007, approximately $8.0 million of the valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions.

During the quarter ended June 26, 2008, the Company reached an agreement with certain state taxing authorities regarding an uncertain tax position.  Settlements of the uncertain tax position resulted in payments to the taxing authorities totaling approximately $0.5 million, a reduction in the gross unrecognized tax benefits of approximately $1.6 million and a reduction in the total net unrecognized tax benefits that would affect the effective tax rate if recognized of $0.4 million.  As of June 26, 2008 and December 27, 2007, gross unrecognized tax benefits were $36.3 million and $37.9 million, respectively, and the total net unrecognized tax benefits that would affect the effective tax rate if recognized were $5.3 million and $5.7 million, respectively.

In conjunction with the settlements of the uncertain tax position, the Company reduced accrued gross interest and penalties by approximately $2.0 million during the two quarters ended June 26, 2008.  Coupled with a $0.5 million accrual of interest on other uncertain tax positions, the reduction in interest and penalties for the settlements has resulted in accrued gross interest and penalties of approximately $2.3 million as of June 26, 2008.  As of December 27, 2007, accrued gross interest and penalties totaled approximately $3.8 million.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In June 2005, the Company was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company’s federal tax returns for such years and the Company and the IRS agreed to certain adjustments to the Company’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company’s provision for income taxes.  With certain limited exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 26, 2008, the Company’s authorized capital stock consisted of:

• 500,000,000 shares of Class A common stock, par value $0.001 per share;

• 200,000,000 shares of Class B common stock, par value $0.001 per share; and

• 50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of June 26, 2008, 129,796,512 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 26, 2008, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 26, 2008. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 10 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the fiscal year ended December 27, 2007 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through September 2008. The Company made no repurchases of its outstanding Class A common stock during the quarters and two quarters ended June 26, 2008 and June 28, 2007. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 26, 2008.

Share-Based Compensation

In 2002, the Company established the 2002 Stock Incentive Plan (the “Incentive Plan”) for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 10 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information related to these awards and the Incentive Plan.

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of June 26, 2008 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 598,358 shares of Class A common stock were outstanding under the Incentive Plan, and 2,626,589 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters and two quarters ended June 26, 2008 and June 28, 2007.  During the quarters ended June 26, 2008 and June 28, 2007, the Company recognized approximately $0.1 million and $0.3 million, respectively, of share-based compensation expense related to stock options.  During the two quarters ended June 26, 2008 and June 28, 2007, the Company recognized approximately $0.1 million and $1.2 million, respectively, of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses for the quarters and two quarters ended June 26, 2008 and June 28, 2007.  At June 26, 2008, there was $0.3 million of unrecognized compensation cost related to share-based payments.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised), “Shared-Based Payment” (“SFAS 123R”), we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the two quarters ended June 26, 2008, our unaudited condensed consolidated statement of cash flows reflects $0.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the two quarters ended June 26, 2008. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.  For the two quarters ended June 28, 2007, our unaudited condensed consolidated statement of cash flows reflects $14.3 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $14.8 million for the two quarters ended June 28, 2007. The actual income tax benefit realized from stock option exercises is $16.8 million for the same period.

The following table represents stock option activity for the two quarters ended June 26, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	655,965	$9.30	4.78
Granted	—	—
Exercised	(53,801)	8.57
Forfeited	(3,806)	16.18
Outstanding options at end of period	598,358	9.33	4.29
Exercisable options at end of period	547,487	8.78	4.17

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

During the quarters ended June 26, 2008 and June 28, 2007, the Company recognized approximately $0.9 million and $0.7 million, respectively, of share-based compensation expense related to restricted share grants.  During the two quarters ended June 26, 2008 and June 28, 2007, the Company recognized approximately $1.9 million and $1.5 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 26, 2008, we have unrecognized compensation expense of $7.2 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended June 26, 2008:

Two Quarters Ended June 26, 2008
Unvested at beginning of period	459,848
Granted during the period	229,572
Vested during the period	(27,417)
Forfeited during the period	(5,448)

Unvested at end of period	656,555

During the two quarters ended June 26, 2008, the Company paid two cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.4 million.  During the two quarters ended June 28, 2007, the Company paid two cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.3 million. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding restricted share. Restricted stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.  The restricted stock dividend was recorded as a $1.0 million increase to stockholders’ deficit upon declaration.

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

During the quarters ended June 26, 2008 and June 28, 2007, the Company recognized approximately $0.5 million and $0.4 million, respectively, of share-based compensation expense related to performance share grants.  During the two quarters ended June 26, 2008 and June 28, 2007, the Company recognized approximately $0.9 million and $0.8 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 26, 2008:

Two Quarters Ended June 26, 2008
Unvested at beginning of period	567,632
Granted (based on target TSRA)	252,721
Forfeited	(12,775)

Unvested at end of period	807,578

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 605,683 shares of restricted stock could be issued providing the maximum TSRA is met.

7. COMMITMENTS AND CONTINGENCIES

Acquisition of Consolidated Theatres, L.L.C.

As described in Note 2—”Recent Acquisitions,” in conjunction with the closing of Consolidated Theatres, we entered into a final judgment with the Antitrust Division of the United States Department of Justice, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.

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

8. RELATED PARTY TRANSACTIONS

During the quarter ended June 26, 2008, Regal Cinemas incurred capitalized costs of $9.8 million to an Anschutz affiliate, Qwest Communications and its subsidiaries, for network infrastructure upgrades.  During the quarters ended June 26, 2008 and June 28, 2007, Regal Cinemas incurred approximately $1.6 million and $1.0 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the quarters ended June 26, 2008 and June 28, 2007. Also during the quarters ended June 26, 2008 and June 28, 2007, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the two quarters ended June 26, 2008, Regal Cinemas incurred capitalized costs of $12.1 million to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $2.7 million and $2.1 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the two quarters ended June 26, 2008 and June 28, 2007.  In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the two quarters ended June 26, 2008 and June 28, 2007. Also during the two quarters ended June 26, 2008 and June 28, 2007, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarter ended June 26, 2008, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf. The ultimate financial terms of the management agreement were approved by the Company’s board of directors, and the management fee payable to Regal will be based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal regardless of revenues generated.

9. EARNINGS PER SHARE

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) using the two class method. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes.   The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury stock method.  The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method.  In addition, the computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting.  In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the undistributed earnings for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the periods presented had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended June 26, 2008			Quarter ended June 28, 2007		Two Quarters Ended June 26, 2008			Two Quarters Ended June 28, 2007
	Class A		Class B	Class A	Class B	Class A		Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$11.7		$2.1	$44.5	$8.2	$9.1		$1.7	$237.4	$44.4

Denominator:
Weighted average common shares outstanding (in thousands)	129,121		23,709	128,082	23,709	129,108		23,709	127,257	23,786

Basic net income per share	$0.09		$0.09	$0.35	$0.35	$0.07		$0.07	$1.87	$1.87

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$11.7		$2.1	$44.5	$8.2	$9.1		$1.7	$237.4	$44.4

Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2.1		—	8.2	—	1.7		—	44.4	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—	(0.4)	—		—	—	(2.1)
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	—	—	(1)	—	—	—

Allocation of undistributed earnings	$13.8		$2.1	$52.7	$7.8	$10.8		$1.7	$281.8	$42.3
Denominator:
Number of shares used in basic computation (in thousands)	129,121		23,709	128,082	23,709	129,108		23,709	127,257	23,786
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709	—	23,709		—	23,786	—
Stock options	213		—	922	—	106		—	1,104	—
Restricted stock and performance shares	812		—	555	—	406		—	650	—
Conversion spread on 3¾% Convertible Senior Notes and the 2003 Warrant	873		—	6,888	—	436		—	5,882	—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	—	—	—	(1)	—	—	—

Number of shares used in per share computations (in thousands)	154,728		23,709	160,156	23,709	153,765		23,709	158,679	23,786

Diluted net income per share	$0.09		$0.09	$0.33	$0.33	$0.07		$0.07	$1.78	$1.78

(1)                                  No amount reported as the impact on net income per share of Class A common stock would have been antidilutive.  There were no antidilutive common stock equivalents outstanding as of June 28, 2007.

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

In May 2008, the FASB issued FASB Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-a”).  FSP 14-a specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. The 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes are within the scope of FSP 14-a; therefore, we will be required to record the debt portions of the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes at their fair values as of the dates of issuance and amortize the discount into interest expense over the life of the debt during the periods in which the debt instruments are outstanding.  However, there will be no effect on our cash interest payments. A cumulative effect of a change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented with an offsetting adjustment to retained earnings. FSP 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be applied retrospectively to all periods presented. Accordingly, the adoption of FSP 14-a will be reflected in our consolidated financial statements beginning with the first fiscal quarter of 2009.  The Company is currently evaluating the adoption of FSP 14-a and its impact on its consolidated financial position, cash flows and results of operations.

11. SUBSEQUENT EVENTS

On July 24, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 19, 2008, to stockholders of record on September 11, 2008.

Subsequent to the quarter ended June 26, 2008, the Company invested an additional $1.5 million in DCIP.

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

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,776 screens in 551 theatres in 39 states and the District of Columbia as of June 26, 2008. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which has primarily concentrated its efforts on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company DCIP, to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP. We expect to begin converting our existing theatres from 35 mm film projection to digital projection during late 2008 and intend to complete the conversion of our entire circuit in approximately three to four years. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection.

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

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango for proceeds of $28.3 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $28.3 million ($17.0 million after tax).  In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million.  This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2008. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.”  Such proceeds were recorded as an increase to additional paid-in capital.  In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—”Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company consummated a transaction to acquire Consolidated Theatres, consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. See Note 2—”Recent Acquisitions” for further discussion of this transaction.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of June 26, 2008.

During the two quarters ended June 26, 2008, Regal paid two quarterly cash dividends of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $92.1 million in the aggregate.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and “Results of Operations” below.

Results of Operations

The second fiscal quarter of 2008 was a solid quarter for both the industry and the Company in a period of difficult box office comparisons relative to the same period in 2007.  Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2008 were estimated to have decreased by approximately 2-3% in comparison to the second fiscal quarter of 2007.  The industry’s box office results were negatively impacted by difficult comparisons generated by high profile films released in the second quarter of 2007, including Spider-Man 3, Shrek the Third and Pirates of the Caribbean: At World’s End, partially offset by ticket price increases and solid performances from the second quarter 2008 film slate.

Our total revenues for the quarter ended June 26, 2008 (“Q2 2008 Period”) were $675.8 million and consisted of $455.7 million of admissions revenues, $188.9 million of concessions revenues and $31.2 million of other operating revenues, and decreased slightly from total revenues of $683.4 million for the quarter ended June 28, 2007 (“Q2 2007 Period”).

Our Q2 2008 Period admissions revenues decreased 0.5% from the Q2 2007 Period. An attendance decrease of 3.2%, partially offset by a 2.8% increase in our average ticket price, led to the net decrease in the Q2 2008 Period admissions revenues.  We believe that the overall decrease in attendance during the Q2 2008 Period was primarily a result of the decline in attendance among the top tier films exhibited during the period. Attendance for the Q2 2008 Period was bolstered by the addition of 558 new screens added since the end of the Q2 2007 Period, including the 400 screens acquired from Consolidated Theatres on April 30, 2008, partially offset by the closure of 150 underperforming screens subsequent to the end of the Q2 2007 period.   Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q2 2008 Period were the primary drivers of the increase in our Q2 2008 Period average ticket price.

In addition, during the Q2 2008 Period, we experienced a slight decline in concessions revenues and an increase in other operating revenues. The decrease in concessions revenues during the Q2 2008 Period was due to a slight decline in average concessions revenues per patron, coupled with the aforementioned Q2 2008 Period decrease in attendance.  Average concessions revenues per patron during the Q2 2008 Period were negatively impacted by a decrease in attendance from fewer concession-friendly films exhibited in a challenging economic environment in comparison to the Q2 2007 Period.  The increase in other operating revenues during the Q2 2008 Period was primarily attributable to an increase in other theatre revenues.

Income from operations totaled $64.7 million during the Q2 2008 Period, which represents a decrease of $18.3 million, or 22.0%, from $83.0 million in the Q2 2007 Period.  The decrease in income from operations during the Q2 2008 Period was primarily attributable to a reduction in admissions and concessions revenues described above, coupled with increases in certain operating expense items described in further detail below, partially offset by an increase in other operating revenues.  The Company reported net income of $13.8 million in the Q2 2008 Period compared to net income of $52.7 million in the Q2 2007 Period. Diluted earnings per share of Class A and Class B common stock was $0.09 in the Q2 2008 Period compared to $0.33 during the Q2 2007 Period. The decreases in net income and diluted earnings per share of Class A and Class B common stock were primarily due to the decline in operating income described above, the impact of a $11.1 million after-tax loss on debt extinguishment recorded in the Q2 2008 Period in connection with the redemption of approximately $33.7 million principal amount of the 3¾% Convertible Senior Notes, the impact of the $17.0 million gain, net of related tax effects, recorded in connection with the sale of the Company’s equity interest in Fandango during the Q2 2007 Period, partially offset by the impact of incremental earnings recognized from National CineMedia described in further detail below.

During the Q2 2008 Period and the two quarters ended June 26, 2008 (the “Fiscal 2008 Period”), we continued to make progress with respect to the following strategic initiatives:

•

We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2008 Period totaled approximately $92.1 million.

•	On April 30, 3008, the Company consummated the acquisition of Consolidated Theatres consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina,

South Carolina, Tennessee and Virginia, for a total net cash purchase price of $209.3 million, subject to post-closing adjustments.

•

In addition to the acquisition of Consolidated Theatres during the Fiscal 2008 Period, we opened 3 new theatres with 45 screens, added 8 screens through expansion and closed 7 underperforming theatres with 65 screens, ending the Fiscal 2008 Period with 551 theaters and 6,776 screens.

•

Finally, we entered into an agreement to expand our IMAX presence by agreeing to install 31 additional IMAX digital projection systems by the end of 2010.  We continue to remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX film product by the major studios.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q2 2008 Period, the Q2 2007 Period, the Fiscal 2008 Period and the two quarters ended June 28, 2007 (the “Fiscal 2007 Period”) (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q2 2008 Period			Q2 2007 Period			Fiscal 2008 Period			Fiscal 2007 Period
	$	% of Revenue		$	% of Revenue		$	% of Revenue		$	% of Revenue
Revenues:
Admissions	$455.7	67.4%		$457.9	67.0%		$887.7	68.1%		$884.6	67.6%
Concessions	188.9	28.0		197.4	28.9		355.0	27.3		365.7	28.0
Other operating revenues	31.2	4.6		28.1	4.1		59.9	4.6		58.1	4.4

Total revenues	675.8	100.0		683.4	100.0		1,302.6	100.0		1,308.4	100.0
Operating expenses:
Film rental and advertising costs(1)	247.0	54.2		252.4	55.1		462.9	52.1		470.4	53.2
Cost of concessions(2)	25.5	13.5		27.9	14.1		48.2	13.6		52.9	14.5
Rent expense(3)	90.0	13.3		83.3	12.2		173.3	13.3		164.3	12.6
Other operating expenses(3)	180.5	26.7		176.2	25.8		349.1	26.8		341.1	26.1
General and administrative expenses (including share-based compensation expense of $1.5 and $1.4 for the Q2 2008 Period and the Q2 2007 Period, and $2.9 and $3.5 for the Fiscal 2008 Period and the Fiscal 2007 Period)(3)	15.8	2.3		16.8	2.5		30.8	2.4		32.8	2.5
Depreciation and amortization(3)	49.9	7.4		46.1	6.7		96.2	7.4		92.4	7.1
Net loss (gain) on disposal and impairment of operating assets(3)	2.3	0.3		(2.6)	(0.4)		4.5	0.3		2.8	0.2
Equity in earnings of joint venture including former employee compensation(3)	0.1	—		0.3	—		0.3	—		3.7	0.3

Total operating expenses(3)	611.1	90.4		600.4	87.9		1,165.3	89.5		1,160.4	88.7

Income from operations(3)	64.7	9.6		83.0	12.1		137.3	10.5		148.0	11.3
Interest expense, net(3)	30.0	4.4		25.5	3.7		59.7	4.6		56.5	4.3
Earnings recognized from NCM(3)	5.9	0.9		2.2	0.3		14.3	1.1		2.2	0.2
Loss on debt extinguishment(3)	17.7	2.6		—	—		70.5	5.4		—	—
Gain on NCM transaction(3)	—	—		—	—		—	—		350.7	26.8
Gain on sale of Fandango interest (3)	—	—		28.3	4.1		—	—		28.3	2.2
Provision for income taxes(3)	8.5	1.3		35.1	5.1		9.4	0.7		190.7	14.6
Net income(3)	13.8	2.0		52.7	7.7		10.8	0.8		281.8	21.5
Attendance	59.7		*	61.7		*	116.6		*	120.3		*
Average ticket price(4)	$7.63		*	$7.42		*	$7.61		*	$7.32		*
Average concessions per patron(5)	$3.16		*	$3.20		*	$3.04		*	$3.04		*

*   Not meaningful

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

(4) Calculated as admissions revenues/attendance.

(5) Calculated as concessions revenues/attendance.

Q2 2008 Period Compared to Q2 2007 Period and Fiscal 2008 Period Compared to Fiscal 2007 Period

Admissions

Total admissions revenues decreased $2.2 million during the Q2 2008 Period, or 0.5%, to $455.7 million, from $457.9 million for the Q2 2007 Period.  During the Fiscal 2008 Period, total admissions revenues increased $3.1 million, or 0.4%, to $887.7 million, from $884.6 million for the Fiscal 2007 Period.   An attendance decrease of 3.2%, partially offset by a 2.8% increase in our average ticket price led to the net decrease in the Q2 2008 Period admissions revenues.  Our Fiscal 2008 Period admissions revenues were favorably impacted by a 4.0% increase in average ticket prices, partially offset by a 3.1% decline in attendance.  We believe that the overall decrease in attendance during the Q2 2008 Period and the Fiscal 2008 Period was primarily a result of the decline in attendance among the top tier films exhibited during these periods. Attendance for the Q2 2008 Period and Fiscal 2008 Period was bolstered by the addition of 558 new screens added since the end of the Q2 2007 Period, including the 400 screens acquired from Consolidated Theatres on April 30, 2008, partially offset by the closure of 150 underperforming screens subsequent to the end of the Q2 2007 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q2 2008 Period and the Fiscal 2008 Period were the primary drivers of the increase in our Q2 2008 Period and Fiscal 2008 Period average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry’s results for the Q2 2008 Period and Fiscal 2008 Period as compared to the Q2 2007 Period and the Fiscal 2007 Period. This decline was primarily attributable to higher estimated box office per screen growth experienced by the Company relative to the industry during the Q2 2007 Period and the Fiscal 2007 Period associated with the performance of top tier films and premium priced films exhibited in the prior year periods.

Concessions

During the Q2 2008 Period, total concessions revenues decreased $8.5 million, or 4.3%, to $188.9 million, from $197.4 million for the Q2 2007 Period.  During the Fiscal 2008 Period, total concessions revenues decreased $10.7 million, or 2.9%, to $355.0 million, from $365.7 million for the Fiscal 2007 Period.  The decrease in total concessions revenues during the Q2 2008 Period and the Fiscal 2008 Period was due to a lack of growth in average concessions revenues per patron, coupled with the aforementioned Q2 2008 Period and Fiscal 2008 Period decrease in attendance.  Average concessions revenues per patron during the Q2 2008 Period was negatively impacted by a decrease in attendance from fewer concession-friendly films exhibited in a challenging economic environment in comparison to the Q2 2007 Period.  Average concessions revenues per patron during the Fiscal 2008 Period was consistent with that of the Fiscal 2007 Period.

Other Operating Revenues

Total other operating revenues increased $3.1 million, or 11.0%, to $31.2 million for the Q2 2008 Period, from $28.1 million for the Q2 2007 Period.  During the Fiscal 2008 Period, total other operating revenues increased $1.8 million, or 3.1%, to $59.9 million, from $58.1 million for the Fiscal 2007 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. The increase in other operating revenues in the Q2 2008 Period was primarily attributable to an increase in other theatre revenues.  The increase in other operating revenues during the Fiscal 2008 Period was primarily attributable to an increase in other theatre revenues, partially offset by a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM, Inc. on February 13, 2007) described in further detail under Note 3—“Investment in National CineMedia, LLC.”

Film Rental and Advertising Costs

During the Q2 2008 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 54.2% as compared to 55.1% in the Q2 2007 Period.  Film rental and advertising costs as a percentage of admissions revenues decreased to 52.1% during the Fiscal 2008 Period as compared to 53.2% in the Fiscal 2007 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2008 Period and the Fiscal 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Q2 2008 Period and the Fiscal 2008 Period and a decline in advertising expense during such periods.

Cost of Concessions

During the Q2 2008 Period, cost of concessions declined $2.4 million, or 8.6%, from the Q2 2007 Period. Cost of concessions declined $4.7 million, or 8.9%, during the Fiscal 2008 Period as compared to Fiscal 2007 Period. Cost of concessions as a percentage of concessions revenues decreased 60 basis points to 13.5% during the Q2 2008 Period as compared to 14.1% in the Q2 2007 Period.  During the Fiscal 2008 Period, cost of concessions as a percentage of concessions revenues decreased 90 basis points to 13.6% from 14.5% in the Fiscal 2007 Period.  The decrease in cost of concessions and in cost of concessions as a percentage of concessions revenues during the Q2 2008 Period and the Fiscal 2008 Period was primarily related to a change in a vendor marketing program, which resulted in a reduction of cost of concessions during such periods, partially offset by slightly higher food costs.

Rent Expense

Rent expense increased $6.7 million, or 8.0%, to $90.0 million in the Q2 2008 Period, from $83.3 million in the Q2 2007 Period. During the Fiscal 2008 Period, rent expense increased $9.0 million, or 5.5%, to $173.3 million, from $164.3 million in the Fiscal 2007 Period.  The increase in rent expense in the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to incremental rent from the inclusion of 558 new screens added since the end of the Q2 2007 Period, including the 400 screens acquired from Consolidated Theatres, partially offset by the closure of 150 underperforming screens subsequent to the end of the Q2 2007 period.

Other Operating Expenses

Other operating expenses increased $4.3 million, or 2.4%, to $180.5 million in the Q2 2008 Period, from $176.2 million in the Q2 2007 Period.  During the Fiscal 2008 Period, other operating expenses increased $8.0 million, or 2.3%, to $349.1 million, from $341.1 million in the Fiscal 2007 Period.  The increase in other operating expenses during the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to increases in non-rent occupancy costs due to the inclusion of 558 new screens added since the end of the Q2 2007 Period, including the 400 screens acquired from Consolidated Theatres, partially offset by the closure of 150 underperforming screens subsequent to the end of the Q2 2007 period.

General and Administrative Expenses

During the Q2 2008 Period, general and administrative expenses decreased $1.0 million, or 6.0%, to $15.8 million, from $16.8 million in the Q2 2007 Period.   General and administrative expenses decreased $2.0 million, or 6.1%, to $30.8 million during the Fiscal 2008 Period as compared to $32.8 million in the Fiscal 2007 Period.  As a percentage of total revenues, general and administrative expenses decreased to 2.3% in the Q2 2008 Period from 2.5% in the Q2 2007 Period and to 2.4% in the Fiscal 2008 Period from 2.5% in the Fiscal 2007 Period.  The decrease in general and administrative expenses during the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to a reduction of legal and professional fees and share-based compensation expense during such periods.

Depreciation and Amortization

For the Q2 2008 Period, depreciation and amortization increased $3.8 million, or 8.2%, to $49.9 million, from $46.1 million in the Q2 2007 Period.  Depreciation and amortization increased $3.8 million, or 4.1%, to $96.2 million during the Fiscal 2008 Period, from $92.4 million in the Fiscal 2007 Period.  The increase in depreciation and amortization expense during the Q2 2008 Period and the Fiscal 2008 Period was primarily related to incremental depreciation and amortization from the inclusion of 558 new screens added since the end of the Q2 2007 Period, including the 400 screens acquired from Consolidated Theatres, partially offset by the closure of 150 underperforming screens subsequent to the end of the Q2 2007 Period.

Income from Operations

Income from operations totaled $64.7 million during the Q2 2008 Period, which represents a decrease of $18.3 million, or 22.0%, from $83.0 million in the Q2 2007 Period. During the Fiscal 2008 Period, income from operations decreased $10.7 million, or 7.2%, to $137.3 million, from $148.0 million for the Fiscal 2007 Period.  The decrease in income from operations during the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to a reduction in concessions revenues, coupled with increases in certain operating expense items such as rent expense, other operating expenses, depreciation and amortization and net loss on disposal and impairment of operating assets, partially offset by increases in other operating revenues and decreases in film rental and advertising costs and cost of concessions.

Interest Expense, net

Net interest expense increased $4.5 million, or 17.6%, to $30.0 million in the Q2 2008 Period, from $25.5 million in the Q2 2007 Period. During the Fiscal 2008 Period, net interest expense increased $3.2 million, or 5.7%, to $59.7 million, from $56.5 million in the Fiscal 2007 Period.  The increase in net interest expense during the Q2 2008 Period and Fiscal 2008 Period was principally due to less interest income ($1.7 million and $7.4 million, respectively, for the Q2 2008 Period and the Q2 2007 Period and $4.7 million and $9.9 million, respectively, for the Fiscal 2008 Period and Fiscal 2007 Period) from a lower average cash balance outstanding as a result of the $209.3 million acquisition of Consolidated Theatres and incremental interest expense from the issuance of the $200.0 million 6¼% Convertible Senior Notes, partially offset by a lower effective interest rate on our Term Facility during the Q2 2008 Period and Fiscal 2008 Period.

Income Taxes

The provision for income taxes of $8.5 million and $35.1 million for the Q2 2008 Period and the Q2 2007 Period, respectively, reflect effective tax rates of approximately 38.1% and 40.0%, respectively.  The provision for income taxes of $9.4 million and $190.7 million for the Fiscal 2008 Period and the Fiscal 2007 Period, respectively, reflect effective tax rates of approximately 46.5% and 40.4%, respectively.  The decrease in the effective tax rate for the Q2 2008 Period is primarily attributable to the settlement of an uncertain tax position with state taxing authorities during the Q2 2008 Period. The increase in the effective tax rate for the Fiscal 2008 Period is primarily attributable to the state tax effects of the $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes and, to a lesser extent, other state tax matters.  The effective tax rates for the Q2 2008 Period, the Q2 2007 Period, the Fiscal 2008 Period and the Fiscal 2007 Period also reflect the impact of certain non-deductible expenses.

Earnings Recognized from NCM

During the Q2 2008 Period and the Q2 2007 Period, the Company received $5.4 million and $2.2 million, respectively, in cash distributions from National CineMedia.  The Company received $13.8 million and $2.2 million, respectively, in cash distributions from National CineMedia during the Fiscal 2008 Period and Fiscal 2007 Period.  In addition, during the Q2 2008 Period, the Company recorded an additional $0.5 million of equity earnings with respect to additional investments in National CineMedia during such period.  As a result, during the Q2 2008 Period, the Q2 2007 Period, the Fiscal 2008 Period and the Fiscal 2007 Period, the Company recognized $5.9 million, $2.2 million, $14.3 million and $2.2 million, respectively, of earnings from National CineMedia.  Such amounts are presented as “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

During the first quarter of 2007, the Company recorded a loss of $2.0 million, representing its pre-IPO share of the net loss of National CineMedia. Such amounts are presented as a component of “Equity in earnings of joint venture including former employee compensation” in the unaudited condensed consolidated financial statements.

Net Income

During the Q2 2008 Period, net income totaled $13.8 million, which represents a decrease of $38.9 million, from net income of $52.7 million in the Q2 2007 Period.  Net income decreased $271.0 million to $10.8 million during the Fiscal 2008 Period, from $281.8 million for the Fiscal 2007 Period.  The decrease in net income for the Q2 2008 Period as compared to the Q2 2007 Period is primarily attributable to the decline in operating income described above, the impact of a $17.7 million loss ($11.1 million after related tax effects) on debt extinguishment recorded in the Q2 2008 Period in connection with the redemption of approximately $33.7 million principal amount of the 3¾% Convertible Senior Notes, the impact of the $28.3 million gain ($17.0 million after related tax effects) recorded in connection with the sale of the Company’s equity interest in Fandango during the Q2 2007 Period, partially offset by the impact of incremental earnings recognized from National CineMedia described above.  The decrease in net income for the Fiscal 2008 Period as compared to the Fiscal 2007 Period was primarily attributable to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Fiscal 2007 Period IPO of NCM, Inc., the impact of a $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes, the $28.3 million gain ($17.0 million after related tax effects) recorded in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period and a decrease in operating income, partially offset by the impact of incremental earnings recognized from National CineMedia described above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2008 Period and the Fiscal 2007 Period (in millions):

	Fiscal 2008 Period	Fiscal 2007 Period
Net cash provided by operating activities	$156.5	$643.3
Net cash used in investing activities	(278.0)	(20.2)
Net cash used in financing activities	(89.9)	(378.4)

Net (decrease) increase in cash and cash equivalents	$(211.4)	$244.7

Fiscal 2008 Period Compared to Fiscal 2007 Period

Net cash flows provided by operating activities decreased by approximately $486.8 million to approximately $156.5 million for the Fiscal 2008 Period from approximately $643.3 million for the Fiscal 2007 Period. The decrease in net cash flows generated from operating activities for the Fiscal 2008 Period was primarily attributable to the transactions completed in the Fiscal 2007 Period in connection with the IPO of NCM, Inc. (Note 3—“Investment in National CineMedia, LLC” for further discussion). These transactions resulted in approximately $535.9 million of net cash provided by operating activities in the Fiscal 2007 Period.  In addition to the changes in cash flows related to the IPO of NCM, Inc., the timing of other Fiscal 2008 Period vendor payments positively impacted cash flows from operating activities and resulted in a $486.8 million decrease in net cash provided by operating activities for the Fiscal 2008 Period.

Net cash flows used in investing activities totaled approximately $278.0 million for the Fiscal 2008 Period compared to cash flows used in investing activities of approximately $20.2 million for the Fiscal 2007 Period. Contributing to the increase in cash flows used in investing activities was the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period, incremental capital expenditures of approximately $12.8 million coupled with fewer proceeds from the disposition of assets of approximately $7.5 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period and the impact of the $28.3 million of proceeds received in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period.

Net cash flows used in financing activities were approximately $89.9 million for the Fiscal 2008 Period compared to cash flows used in financing activities of approximately $378.4 million for the Fiscal 2007 Period. The net increase in cash flows from financing activities during the Fiscal 2008 Period was primarily attributable to a $301.1 million reduction of dividends paid to shareholders during the Fiscal 2008 Period as compared to the Fiscal 2007 Period, the proceeds received in connection with the issuance of $200.0 million 6¼% Convertible Senior Notes during the Fiscal 2008 Period, partially offset by net cash used to redeem approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes, net cash used in connection with the 2008 Convertible Note Hedge and 2008 Warrant transactions during the Fiscal 2008 Period, fewer proceeds from stock option exercises and fewer excess tax benefits from share-based payment arrangements during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service, share repurchases and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6¼% Convertible Senior Notes.

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

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities (including digital 3D and IMAX screens) and replacing equipment. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $120.0 million to $140.0 million in fiscal year 2008, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2008 Period, we invested approximately $70.6 million in capital expenditures.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCH, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. The Company used the remaining net cash proceeds along with additional cash on hand for the acquisition of Consolidated Theatres as more fully described below and in Note 2—“Recent Acquisitions.”

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango for proceeds of $28.3 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $28.3 million ($17.0 million after tax).  In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million.  This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

For a discussion of other significant financing transactions which have occurred through December 27, 2007, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2008. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital.  In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—”Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company consummated a transaction to acquire Consolidated Theatres, consisting of a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. See Note 2—”Recent Acquisitions” for further discussion of this transaction.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres.  These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of June 26, 2008.

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

As of June 26, 2008, we had approximately $1,674.5 million aggregate principal amount outstanding under the Term Facility, $200.0 million aggregate principal amount outstanding under the 6¼% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8 % Senior Subordinated Notes. As of June 26, 2008, we had approximately $2.5 million outstanding in letters of credit, leaving approximately $97.5 million available for drawing under the Revolving Facility.

As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Regal paid two quarterly cash dividends of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $92.1 million in the aggregate, during the Fiscal 2008 Period.  Further, on July 24, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 19, 2008, to stockholders of record on September 11, 2008.  These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $102.2 million, or 15.1% of total revenues, for the Q2 2008 Period and $159.4 million, or 23.3% of total revenues, for the Q2 2007 Period. EBITDA was approximately $176.1 million, or 13.5% of total revenues, for the Fiscal 2008 Period and $621.4 million, or 47.5% of total revenues, for the Fiscal 2007 Period.  The net decrease in EBITDA in the Q2 2008 Period from the Q2 2007 Period was primarily attributable to a $17.7 million loss on debt extinguishment recorded in the Q2 2008 Period in connection with the redemption of approximately $33.7 million principal amount of the 3¾% Convertible Senior Notes, the impact of the $28.3 million gain recorded in connection with the sale of the Company’s equity interest in Fandango during the Q2 2007 Period and a decline in operating income during the Q2 2008 Period, partially offset by incremental earnings recognized from National CineMedia.  The net decrease in EBITDA from the Fiscal 2007 Period was primarily attributable to the $350.7 million gain recorded in the Fiscal 2007 Period resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 3—“Investment in National CineMedia, LLC,” for further discussion), the impact of a $70.5 million loss on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes, the $28.3 million gain in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period and a decline in operating income during the Fiscal 2008 Period, partially offset by the incremental earnings recognized from National CineMedia. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q2 2008 Period	Q2 2007 Period	Fiscal 2008 Period	Fiscal 2007 Period
EBITDA	$102.2	$159.4	$176.1	$621.4
Interest expense, net	(30.0)	(25.5)	(59.7)	(56.5)
Provision for income taxes	(8.5)	(35.1)	(9.4)	(190.7)
Deferred income taxes	(27.6)	(2.0)	(26.2)	(46.8)
Changes in operating assets and liabilities	25.3	(136.6)	(7.0)	332.9
Loss on debt extinguishment	17.7	—	70.5	—
Gain on sale of Fandango interest	—	(28.3)	—	(28.3)
Other items, net	6.2	1.4	12.2	11.3
Net cash provided by (used in) operating activities	$85.3	$(66.7)	$156.5	$643.3

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of June 26, 2008, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,926.4	$17.1	$234.2	$81.4	$1,593.7
Future interest on debt obligations(2)	427.2	101.2	175.0	123.4	27.6
Capital lease obligations, including interest(3)	28.4	3.4	6.9	6.8	11.3
Lease financing arrangements, including interest(3)	147.4	13.5	27.5	27.7	78.7
Bankruptcy claims and liabilities(4)	0.7	0.7	—	—	—
Operating leases(5)	4,113.8	344.8	691.3	666.1	2,411.6
FIN 48 liabilities (6)	0.5	—	0.5	—	—
Other long term liabilities	11.2	4.7	5.6	0.6	0.3

Total	$6,655.6	$485.4	$1,141.0	$906.0	$4,123.2

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13-36 months	37-60 months	After 60 months
Other Commercial Commitments(7)	$100.0	$—	$—	$100.0	$—

(1)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of June 26, 2008. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information about our long-term debt obligations and related matters.

(2)                                  Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $574.5 million of variable interest rate borrowings under the Term Facility, $200.0 million outstanding under the 6 ¼% Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $0.4 million of other debt obligations) are based on the stated fixed rates or in the case of the $574.5 million of variable interest rate borrowings under the Term Facility, the current interest rate as of June 26, 2008 (4.2%). Future interest payments on the Company’s hedged indebtedness as of June 26, 2008 (the remaining $1,100.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007) as of June 26, 2008 (1.50%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

(3)                                  The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of June 26, 2008. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.18%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information about our capital lease obligations and lease financing arrangements.

(4)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of June 26, 2008. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information about our bankruptcy related matters.

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

(6)           These amounts are included on our unaudited condensed consolidated balance sheet as of June 26, 2008 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $23.2 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)           As of June 26, 2008, Regal Cinemas had approximately $97.5 million available for drawing under the $100.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.  As of June 26, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

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

During 2004 and 2005, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1,100.0 million of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each and require Regal Cinemas to pay interest at a fixed rate of 4.944% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

As of June 26, 2008 and December 27, 2007, borrowings of $1,674.5 million  and $1,683.0 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 5.22% (as of June 26, 2008) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of June 26, 2008, would increase or decrease interest expense by $2.2 million for the quarter ended June 26, 2008.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 26, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 26, 2008, our disclosure controls and procedures were effective.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 annual meeting of stockholders was held on May 7, 2008 in Knoxville, Tennessee. The matters submitted for a vote at the meeting and the related election results were as follows:

1.  Election of three Class III directors to serve for three-year terms on our board of directors:

	For	Withheld

Stephen A. Kaplan	318,831,533	38,897,827
Jack Tyrrell	357,660,389	68,972
Nestor R. Weigand, Jr.	357,642,991	86,370

Those Directors whose terms of office continued after the meeting were as follows: Thomas D. Bell, Jr., Charles E. Brymer, Michael L. Campbell, David E. Keyte, Lee M. Thomas and Alex Yemenidjian.

2. To approve the material terms for payment of the Company’s executive incentive compensation:

For	Against	Abstain	Broker Non-Vote

355,618,693	736,546	1,374,121	—

3.  Ratification of the Audit Committees’ selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 1, 2009:

For	Against	Abstain	Broker Non-Vote

357,739,078	27,214	17,497	—

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
10.1

Summary of Regal Entertainment Group’s Annual Executive Incentive Program (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 5, 2008	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
Chief Executive Officer (Principal
Executive Officer)

Date: August 5, 2008	By:	/s/ AMY E. MILES
Amy E. Miles
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer)

Date: August 5, 2008	By:	/s/ DAVID H. OWNBY
David H. Ownby
Senior Vice President and Chief
Accounting Officer (Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Summary of Regal Entertainment Group’s Annual Executive Incentive Program (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications