Form 10-Q
period 2008-09-25
REGAL ENTERTAINMENT GROUP
filed 2008-11-04
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2008

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

Class A Common Stock—129,802,512 shares outstanding at October 31, 2008

Class B Common Stock—23,708,639 shares outstanding at October 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 25, 2008	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113.1	$435.2
Trade and other receivables, net	40.8	73.5
Inventories	7.7	8.1
Prepaid expenses and other current assets	14.3	7.1
Assets held for sale	0.9	1.6

TOTAL CURRENT ASSETS	176.8	525.5

PROPERTY AND EQUIPMENT:
Land	118.6	121.8
Buildings and leasehold improvements	1,898.9	1,701.6
Equipment	956.8	886.5
Construction in progress	29.4	24.2

Total property and equipment	3,003.7	2,734.1
Accumulated depreciation and amortization	(1,038.6)	(912.5)

TOTAL PROPERTY AND EQUIPMENT, NET	1,965.1	1,821.6
GOODWILL	180.0	181.7
INTANGIBLE ASSETS, NET	16.5	—
DEFERRED INCOME TAX ASSET	103.0	64.0
OTHER NON-CURRENT ASSETS	116.1	42.1

TOTAL ASSETS	$2,557.5	$2,634.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$23.2	$146.5
Accounts payable	103.5	183.0
Accrued expenses	55.4	54.7
Deferred revenue	83.9	113.9
Interest payable	22.2	28.9
Deferred income tax liability	0.5	0.5

TOTAL CURRENT LIABILITIES	288.7	527.5
LONG-TERM DEBT	1,905.1	1,718.2
LEASE FINANCING ARRANGEMENTS	78.5	81.8
CAPITAL LEASE OBLIGATIONS	17.6	19.0
NON-CURRENT DEFERRED REVENUE	341.2	279.8
OTHER NON-CURRENT LIABILITIES	150.3	127.4

TOTAL LIABILITIES	2,781.4	2,753.7
MINORITY INTEREST	(0.2)	0.5
STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 129,796,761 and 129,518,587 shares issued and outstanding at September 25, 2008 and December 27, 2007, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 25, 2008 and December 27, 2007	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(211.6)	(160.4)
Retained earnings (accumulated deficit)	(5.4)	42.6
Accumulated other comprehensive loss, net	(6.8)	(1.6)

TOTAL STOCKHOLDERS’ DEFICIT	(223.7)	(119.3)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,557.5	$2,634.9

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended September 25, 2008	Quarter Ended September 27, 2007	Three Quarters Ended September 25, 2008	Three Quarters Ended September 27, 2007
REVENUES:
Admissions	$516.8	$515.8	$1,404.5	$1,400.4
Concessions	209.6	210.9	564.6	576.6
Other operating revenue	31.2	26.2	91.1	84.3
TOTAL REVENUES	757.6	752.9	2,060.2	2,061.3
OPERATING EXPENSES:
Film rental and advertising costs	282.0	279.4	744.9	749.8
Cost of concessions	30.4	29.3	78.6	82.2
Rent expense	94.1	85.6	267.4	249.9
Other operating expenses	197.2	183.8	546.3	524.9
General and administrative expenses (including share-based compensation of $1.4 and $1.1 for the quarters ended September 25, 2008 and September 27, 2007, respectively, and $4.3 and $4.6 for the three quarters ended September 25, 2008 and September 27, 2007, respectively)	15.5	15.3	46.3	48.1
Depreciation and amortization	51.1	45.6	147.3	138.0
Net loss (gain) on disposal and impairment of operating assets	11.5	(3.6)	16.0	(0.8)
Equity in earnings of joint venture including former employee compensation	0.1	0.1	0.4	3.8
TOTAL OPERATING EXPENSES	681.9	635.5	1,847.2	1,795.9
INCOME FROM OPERATIONS	75.7	117.4	213.0	265.4
OTHER EXPENSE (INCOME):
Interest expense, net	29.0	27.8	88.7	84.3
Earnings recognized from NCM	(7.1)	(7.1)	(21.4)	(9.3)
Loss on extinguishment of debt	—	—	70.5	—
Gain on NCM transaction	—	—	—	(350.7)
Gain on sale of Fandango interest	—	(0.3)	—	(28.6)
Minority interest in earnings of consolidated subsidiaries and other	0.6	0.2	1.8	0.4
TOTAL OTHER EXPENSE (INCOME), NET	22.5	20.6	139.6	(303.9)
INCOME BEFORE INCOME TAXES	53.2	96.8	73.4	569.3
PROVISION FOR INCOME TAXES	21.6	38.8	31.0	229.5

NET INCOME	$31.6	$58.0	$42.4	$339.8
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (Note 9):
Basic	$0.21	$0.38	$0.28	$2.24
Diluted	$0.21	$0.36	$0.28	$2.13
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	152,864	152,683	152,841	151,590
Diluted	153,839	160,532	153,799	159,297
DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30	$0.90	$2.90

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Quarters Ended September 25, 2008	Three Quarters Ended September 27, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42.4	$339.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147.3	138.0
Share-based compensation expense	4.3	4.6
Change in fair value of interest rate swap	(0.5)	—
Minority interest in earnings of consolidated subsidiaries	(0.2)	0.1
Deferred income tax benefit	(27.9)	(46.1)
Net loss (gain) on disposal and impairment of operating assets	16.0	(0.8)
Equity in earnings of non-consolidated entities	0.4	—
Equity in earnings of joint venture including former employee compensation	0.4	3.8
Excess cash distribution on additional shares in NCM	1.0	—
Gain on sale of Fandango interest	—	(28.6)
Non-cash gain on NCM transaction	—	(3.4)
Net loss on purchase of partnership interests	—	0.2
Loss on extinguishment of debt	70.5	—
Non-cash rent expense	6.1	6.9
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Trade and other receivables	10.4	51.1
Inventories	0.9	0.1
Intangible assets	1.2	—
Prepaid expenses and other current assets	(1.4)	(7.1)
Accounts payable	(82.0)	(59.8)
Income taxes payable	(5.2)	15.6
Deferred revenue	(37.7)	270.0
Accrued expenses and other liabilities	(18.9)	(11.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	127.1	673.4
CASH FLOWS FROM INVESTING ACTIVITIES:		—
Capital expenditures	(99.1)	(82.0)
Proceeds from disposition of assets	3.6	31.9
Purchase of Consolidated Theatres, net of cash acquired	(209.3)	—
Purchase of partnership interests, net of cash acquired	—	(1.1)
Dividends received from partnership	—	0.3
Investment in DCIP	(2.5)	(1.5)
Distributions to partnership	(0.4)	—
Proceeds from sale of Fandango interest	—	28.6
NET CASH USED IN INVESTING ACTIVITIES	(307.7)	(23.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(138.1)	(439.1)
Proceeds from stock option exercises	0.5	15.3
Proceeds from issuance of 6¼% Convertible Senior Notes	200.0	—
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	(6.6)	—
Net payments on long-term obligations	(17.2)	(17.0)
Cash used to redeem 3¾% Convertible Senior Notes	(194.1)	(0.1)
Net proceeds from 3¾% Convertible Senior Notes convertible note hedge and warrant	18.9	—
Excess tax benefits from share-based payment arrangements	0.2	14.4
Payment of debt acquisition costs and other	(5.1)	(2.6)
NET CASH USED IN FINANCING ACTIVITIES	(141.5)	(429.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(322.1)	220.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	435.2	162.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113.1	$382.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$90.1	$240.5
Cash paid for interest	$96.6	$96.0
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Additional investment in NCM (Note 3)	$73.4	$—

See accompanying notes to unaudited condensed consolidated financial statements.

 REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 25, 2008

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

Regal operates the largest theatre circuit in the United States, consisting of 6,782 screens in 551 theatres in 39 states and the District of Columbia as of September 25, 2008.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of September 25, 2008, the Company managed its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company’s year-to-date cash investment in DCIP totaled approximately $2.5 million as of September 25, 2008. We account for our investment in DCIP following the equity method of accounting.  For the three quarters ended September 25, 2008, the Company recorded a loss of $2.3 million representing its share of the net loss of DCIP. Such loss is presented as a component of “Minority interest in earnings of consolidated subsidiaries and other.”

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

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes due March 15, 2011 (the “6¼% Convertible Senior Notes”). Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of September 25, 2008. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3¾% Convertible Senior Notes due May 15, 2008 (the “3¾% Convertible Senior Notes”), in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International (“Credit Suisse”) attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company acquired Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”), which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”), which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.  During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres.  As a result, the Company recorded impairment charges of approximately $7.9 million during the quarter ended September 25, 2008 related to these theatres.   See Note 2—“Recent Acquisitions” for further discussion of this transaction.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, NCM, Inc., RCH, RCI and other parties thereto (the “Common Unit Adjustment Agreement”).  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres.  These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of September 25, 2008.

During the three quarters ended September 25, 2008, Regal paid three quarterly cash dividends of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $138.1 million in the aggregate.

Total comprehensive income for the quarter ended September 25, 2008 and September 27, 2007 was $34.5 million and $48.9 million, respectively. Total comprehensive income for the three quarters ended September 25, 2008 and September 27, 2007 was $37.2 million and $329.9 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company’s interest rate swap arrangements during each of the quarters and three quarters ended September 25, 2008 and September 27, 2007. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of September 25, 2008 and the unaudited condensed consolidated statements of income and cash flows in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2007 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 27, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 25, 2008 are not necessarily indicative of the operating results that may be achieved for the full 2008 fiscal year.

2. RECENT ACQUISITIONS

Acquisition of Consolidated Theatres

On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.  During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres.  As a result, the Company recorded impairment charges of approximately $7.9 million during the quarter ended September 25, 2008 related to these theatres.  As described further in Note 11—“Subsequent Events,” on October 23, 2008 the Company completed its divestiture of the three theatres.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party valuation.  The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the preliminary allocation of the cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.4
Property and equipment, net	209.9
Intangible assets	18.1
Current liabilities	(11.2)
Long-term liabilities	(8.9)
Total purchase price	$209.3

The transaction included the acquisition of certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011.  During the quarter and three quarters ended September 25, 2008, the Company recognized $1.1 million and $1.6 million, respectively, of amortization related to these intangible assets.

The following unaudited pro forma results of operations for the quarter ended September 27, 2007 and the three quarters ended September 25, 2008 and September 27, 2007, respectively, assume the above acquisition occurred as of the beginning of fiscal 2007. Pro forma results were omitted for the quarter ended September 25, 2008 since actual reported results were the same as the pro forma results. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Quarter Ended September 27, 2007	Three Quarters Ended September 25, 2008	Three Quarters Ended September 27, 2007
	(in millions except per share amounts)
Revenues	$795.0	$2,101.4	$2,168.7
Income from operations	121.1	211.0	269.3
Net income	60.2	41.2	342.2
Earnings per share of Class A and Class B common stock:
Basic	0.39	0.27	2.26
Diluted	0.38	0.27	2.15

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

Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company’s initial investment in National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company’s initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia.  During the quarters ended September 25, 2008 and September 27, 2007, the Company received $6.8 million and $7.1 million, respectively, in cash distributions from National CineMedia. During the three quarters ended September 25, 2008 and September 27, 2007, the Company received $20.6 million and $9.3 million, respectively, in cash distributions from National CineMedia.  Approximately $1.0 million of cash distributions received during the quarter ended September 25, 2008 were recognized as a reduction in our investment in National CineMedia.  The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

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

On April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres.  These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of September 25, 2008.   The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates at which the units were received.  Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia.  Accordingly, the Company recorded a $73.4 million increase in its investment in National CineMedia during the quarter ended June 26, 2008.  Since Consolidated Theatres maintains an existing agreement with an on-screen advertising provider, National CineMedia will not be provided access to such theatre locations until expiration of the related advertising contract.  In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis.  The fair value of such payment was approximately $8.0 million and was accrued by the Company during the quarter ended June 26, 2008.  Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract.  The accretion associated with this obligation will be reflected in interest expense over the life of the related obligation.  The Company recorded the remaining $65.4 million as an increase to deferred revenue. This amount will be amortized to advertising revenue over the remaining term of the ESA (approximately 29 years) following the units of revenue method.

Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting.  As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $1.3 million and $1.8 million, respectively, during the quarter and three quarters ended September 25, 2008.  Such amounts have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

As a result of the ESA amendment and related modification payment, for the quarters ended September 25, 2008 and September 27, 2007, theatre access fees and other revenues received from National CineMedia, net of payments for on-screen advertising time provided to our beverage concessionaire, totaled approximately $2.6 million and $1.2 million, respectively.  For the three quarters ended September 25, 2008 and for the period from February 13, 2007 through September 27, 2007, such amounts totaled approximately $8.3 million and $3.8 million, respectively. These amounts are presented as a component of other operating revenues in the Company’s financial statements.  During the quarters ended September 25, 2008 and September 27, 2007, the Company recognized $0.9 million and $0.6 million, respectively, of advertising revenue utilizing the units of revenue amortization method. During the three quarters ended September 25, 2008 and the period from February 13, 2007 through September 27, 2007, the Company recognized $2.3 million and $1.5 million, respectively, of advertising revenue utilizing the units of revenue amortization method.  As of September 25, 2008, approximately $1.4 million and $1.0 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of December 27, 2007, approximately $2.0 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited condensed income statement information for National CineMedia for the quarter and two quarters ended June 26, 2008 is as follows (in millions):

	Quarter Ended June 26, 2008	Two Quarters Ended June 26, 2008
Revenues	$86.7	$149.4
Income from operations	39.1	56.8
Net income	4.3	3.9

As of the date of this quarterly report on Form 10-Q, no summarized financial information for National CineMedia was available for the quarter and three quarters ended September 25, 2008.

4. DEBT OBLIGATIONS

Debt obligations at September 25, 2008 and December 27, 2007 consist of the following (in millions):

	September 25, 2008	December 27, 2007
Regal 6¼% Convertible Senior Notes	$200.0	$—
Regal 3¾% Convertible Senior Notes	—	123.7
Regal Cinemas Senior Credit Facility	1,670.3	1,683.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.18%, maturing in various installments through January 2021	82.8	85.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	19.3	20.6
Other	0.5	0.9
Total debt obligations	2,024.4	1,965.5
Less current portion	23.2	146.5
Total debt obligations, less current portion	$2,001.2	$1,819.0

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

On September 25, 2008, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at September 25, 2008, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A Common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance in Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a September 25, 2008 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders’ deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of September 25, 2008). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

The 6¼% Convertible Senior Notes allow us to settle any conversion by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument B as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”  Because the accreted value of the 6¼% Convertible Senior Notes may be settled in cash, shares of our Class A common stock or a combination of stock and cash, the accreted value of the 6¼% Convertible Senior Notes is assumed to be settled in shares and will result in dilution in our earnings per share computations using the if-converted method, if the effect is dilutive (see Note 10—“Recent Accounting Pronouncements”).

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

Regal Cinemas Fifth Amended and Restated Credit Agreement— On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million.  Due to the of recent bankruptcy filings by Lehman Brothers Holdings Inc. (“Lehman”) and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million.  The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit.

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

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. As of September 25, 2008 and December 27, 2007, borrowings of $1,670.3 million and $1,683.0 million, respectively, were outstanding under the Term Facility at an effective interest rate of 4.95% (as of September 25, 2008) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps described below is taken into account.

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

On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows.  As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of September 25, 2008, the fair value of this interest rate swap was determined to be approximately $(2.1) million, which has been recorded as a component of “Other Non-Current Liabilities” with an offsetting amount of approximately $(1.6) million, net of tax, recorded to “Accumulated Other Comprehensive Loss.”  For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the accompanying unaudited condensed financial statements.  As described further in Note 11—“Subsequent Events,” on October 3, 2008, the interest rate swap effectively terminated.

As of September 25, 2008, the aggregate fair value of the other interest rate swaps was determined to be approximately $(8.6 million), which has been recorded as a component of “Accrued Expenses” with a corresponding amount of $(5.2 million), net of tax, recorded to “Accumulated Other Comprehensive Loss.” These interest rate swaps exhibited no ineffectiveness for the quarters and three quarters ended September 25, 2008 and September 27, 2007.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8 % Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $21.6 million and $38.8 million for the quarters ended September 25, 2008 and September 27, 2007, respectively, reflect effective tax rates of approximately 40.6% and 40.1%, respectively.  The provision for income taxes of $31.0 million and $229.5 million for the three quarters ended September 25, 2008 and September 27, 2007, respectively, reflect effective tax rates of approximately 42.2% and 40.3%, respectively.  The effective tax rates for the quarters and three quarters ended September 25, 2008 and September 27, 2007 reflect the impact of certain non-deductible expenses.  The increase in the effective tax rate for the quarter ended September 25, 2008 is primarily attributable to an increase in interest accrued relative to uncertain state tax positions during the quarter ended September 25, 2008. The increase in the effective tax rate for the three quarters ended September 25, 2008 is primarily attributable to the state tax effects of the $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the three quarters ended September 25, 2008 in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes and, to a lesser extent, other state tax matters.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 25, 2008 and December 27, 2007, totaling $10.5 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of September 25, 2008 and December 27, 2007, approximately $8.0 million of the valuation allowance relates to pre-acquisition deferred tax assets of Edwards and United Artists. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce recorded goodwill related to such acquisitions (see Note 10—“Recent Accounting Pronouncements”).

During the three quarters ended September 25, 2008, the Company reached agreement with certain state taxing authorities regarding an uncertain tax position.  Settlements of the uncertain tax position resulted in payments to the taxing authorities totaling approximately $0.5 million, a reduction in the gross unrecognized tax benefits of approximately $1.6 million and a reduction in the total net unrecognized tax benefits that would affect the effective tax rate if recognized of $0.4 million.  In addition, during the quarter ended September 25, 2008, the Company reduced gross unrecognized tax benefits by approximately $0.3 million as a result of the lapse of the statute of limitations on certain tax returns. As of September 25, 2008 and December 27, 2007, gross unrecognized tax benefits were $36.0 million and $37.9 million, respectively, and the total net unrecognized tax benefits that would affect the effective tax rate if recognized were $5.3 million and $5.7 million, respectively.

In conjunction with the settlements of the uncertain tax position, the Company reduced accrued gross interest and penalties by approximately $2.0 million during the three quarters ended September 25, 2008.  Coupled with a $1.1 million accrual of interest on other uncertain tax positions and a reversal of accrued interest of $0.1 million associated with the lapse of the statute of limitations, the reduction in interest and penalties for the settlements has resulted in accrued gross interest and penalties of approximately $2.8 million as of September 25, 2008.  As of December 27, 2007, accrued gross interest and penalties totaled approximately $3.8 million.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In June 2005, the Company was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company’s federal tax returns for such years and the Company and the IRS agreed to certain adjustments to the Company’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company’s provision for income taxes.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005, and with limited exceptions, is no longer subject to state income tax examinations before 2004.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 25, 2008, the Company’s authorized capital stock consisted of:

• 500,000,000 shares of Class A common stock, par value $0.001 per share;

• 200,000,000 shares of Class B common stock, par value $0.001 per share; and

• 50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of September 25, 2008, 129,796,761 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 25, 2008, all of which are held by Anschutz Company (“Anschutz”). Each share of

Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 25, 2008. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 10 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During the quarter ended June 30, 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the fiscal year ended December 27, 2007 for an additional twelve month period. The share repurchase program expired on September 30, 2008.  The Company made no repurchases of its outstanding Class A common stock during the quarters and three quarters ended September 25, 2008 and September 27, 2007. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 25, 2008.

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

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of September 25, 2008 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 593,264 shares of Class A common stock were outstanding under the Incentive Plan, and 2,652,546 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters and three quarters ended September 25, 2008 and September 27, 2007.  During the quarters ended September 25, 2008 and September 27, 2007, the Company recognized approximately $0.1 million of share-based compensation expense related to stock options.  During the three quarters ended September 25, 2008 and September 27, 2007, the Company recognized approximately $0.2 million and $1.3 million, respectively, of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses for the quarters and three quarters ended September 25, 2008 and September 27, 2007.  At September 25, 2008, there was $0.3 million of unrecognized compensation cost related to share-based payments.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  In accordance with SFAS No. 123R (revised), “Shared-Based Payment” (“SFAS 123R”), we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the three quarters ended September 25, 2008, our unaudited condensed consolidated statement of cash flows reflects $0.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the three quarters ended September 25, 2008. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.  For the three quarters ended September 27, 2007, our unaudited condensed consolidated statement of cash flows reflects $14.4 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $15.3 million for the three quarters ended September 27, 2007. The actual income tax benefit realized from stock option exercises was $17.0 million for the same period.

The following table represents stock option activity for the three quarters ended September 25, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	655,965	$9.30	4.78
Granted	—	—
Exercised	(58,895)	8.46
Forfeited	(3,806)	16.18
Outstanding options at end of period	593,264	9.34	4.05
Exercisable options at end of period	567,534	9.03	3.97

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

During the quarters ended September 25, 2008 and September 27, 2007, the Company recognized approximately $0.9 million and $0.7 million, respectively, of share-based compensation expense related to restricted share grants.  During the three quarters ended September 25, 2008 and September 27, 2007, the Company recognized approximately $2.8 million and $2.2 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 25, 2008, we have unrecognized compensation expense of $6.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended September 25, 2008:

Three Quarters Ended September 25, 2008
Unvested at beginning of period	459,848
Granted during the period	229,572
Vested during the period	(40,284)
Forfeited during the period	(10,293)

Unvested at end of period	638,843

During the three quarters ended September 25, 2008, the Company paid three cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.6 million.  During the three quarters ended September 27, 2007, the Company paid three cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.4 million. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding restricted share. Restricted stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.  The restricted stock dividend was recorded as a $1.0 million increase to stockholders’ deficit upon declaration.

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

During the quarters ended September 25, 2008 and September 27, 2007, the Company recognized approximately $0.5 million and $0.3 million, respectively, of share-based compensation expense related to performance share grants.  During the three quarters ended September 25, 2008 and September 27, 2007, the Company recognized approximately $1.3 million and $1.1 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 25, 2008:

Three Quarters Ended September 25, 2008
Unvested at beginning of period	567,632
Granted (based on target TSRA)	252,721
Forfeited	(25,712)

Unvested at end of period	794,641

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 595,980 shares of restricted stock could be issued providing the maximum TSRA is met.

7. COMMITMENTS AND CONTINGENCIES

Acquisition of Consolidated Theatres

As described in Note 2—“Recent Acquisitions,” in conjunction with the closing of Consolidated Theatres, we entered into a final judgment with the Antitrust Division of the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.  During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres.  As described further in Note 11—“Subsequent Events,” on October 23, 2008 the Company completed its divestiture of the three theatres.

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

In prior years, private litigants and the DOJ had filed claims against us or our subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. From time to time, we receive claims that the stadium seating offered by our theatres allegedly violates the ADA. In these instances, we seek to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

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

8. RELATED PARTY TRANSACTIONS

During the quarter ended September 25, 2008, Regal Cinemas incurred capitalized costs of $0.1 million to an Anschutz affiliate, Qwest Communications and its subsidiaries, for network infrastructure upgrades.  During the quarters ended September 25, 2008 and September 27, 2007, Regal Cinemas incurred approximately $1.3 million and $1.0 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the quarters ended September 25, 2008 and September 27, 2007. Also during the quarters ended September 25, 2008 and September 27, 2007, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the three quarters ended September 25, 2008, Regal Cinemas incurred capitalized costs of $12.2 million to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $4.1 million and $3.1 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the three quarters ended September 25, 2008 and September 27, 2007.  In addition, Regal Cinemas incurred approximately $0.2 million of expenses payable to Anschutz affiliates for certain advertising services during the three quarters ended September 25, 2008 and September 27, 2007. Also during the three quarters ended September 25, 2008 and September 27, 2007, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarter ended June 26, 2008, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf. The ultimate financial terms of the management agreement were approved by the Company’s board of directors, and the management fee payable to Regal will be based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal regardless of revenues generated. The theatre is scheduled to open in late 2009.

9. EARNINGS PER SHARE

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) using the two-class method. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes.   The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method.  The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method.  In addition, the computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended September 25, 2008			Quarter ended September 27, 2007		Three Quarters Ended September 25, 2008			Three Quarters Ended September 27, 2007
	Class A		Class B	Class A	Class B	Class A		Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$26.7		$4.9	$49.0	$9.0	$35.8		$6.6	$286.5	$53.3

Denominator:
Weighted average common shares outstanding (in thousands)	129,155		23,709	128,974	23,709	129,132		23,709	127,830	23,760

Basic net income per share	$0.21		$0.21	$0.38	$0.38	$0.28		$0.28	$2.24	$2.24
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$26.7		$4.9	$49.0	$9.0	$35.8		$6.6	$286.5	$53.3
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4.9		—	9.0	—	6.6		—	53.3	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—	(0.4)	—		—	—	(2.6)
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	—	—	(1)	—	—	—
Allocation of undistributed earnings	$31.6		$4.9	$58.0	$8.6	$42.4		$6.6	$339.8	$50.7
Denominator:
Number of shares used in basic computation (in thousands)	129,155		23,709	128,974	23,709	129,132		23,709	127,830	23,760
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709	—	23,709		—	23,760	—
Stock options	185		—	267	—	133		—	825	—
Restricted stock and performance shares	790		—	600	—	534		—	633	—
Conversion spread on 3¾% Convertible Senior Notes and the 2003 Warrant	—		—	6,982	—	291		—	6,249	—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	—	—	—	(1)	—	—	—

Number of shares used in per share computations (in thousands)	153,839		23,709	160,532	23,709	153,799		23,709	159,297	23,760
Diluted net income per share	$0.21		$0.21	$0.36	$0.36	$0.28		$0.28	$2.13	$2.13

(1)                                  No amount reported as the impact on net income per share of Class A common stock would have been antidilutive.  There were no antidilutive common stock equivalents outstanding as of September 27, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends SFAS 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for annual or interim reporting periods beginning on or after November 15, 2008.

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

11. SUBSEQUENT EVENTS

On October 3, 2008, the Lehman counterparty to an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap.  The Company is in the process of determining a final termination value associated with the interest rate swap, but does not expect the termination value to be materially different from the liability recorded (approximately $2.1 million) as of September 25, 2008.

On October 23, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 18, 2008, to stockholders of record on December 10, 2008.

Also on October 23, 2008, the Company completed its divestiture of three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ described further in Note 2—“Recent Acquisitions.”

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

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,782 screens in 551 theatres in 39 states and the District of Columbia as of September 25, 2008. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which has primarily concentrated its efforts on the expansion of in-theatre advertising and the creation of complementary business lines that leverage the existing operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company DCIP, to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. Upon completion of the related studio agreements and financing, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

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

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of September 25, 2008. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.”  Such proceeds were recorded as an increase to additional paid-in capital.  In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.  During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres.  As a result, the Company recorded impairment charges of approximately $7.9 million during the quarter ended September 25, 2008 related to these theatres.  See Note 2—“Recent Acquisitions” for further discussion of this acquisition.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of September 25, 2008.

During the three quarters ended September 25, 2008, Regal paid three quarterly cash dividends of $0.30 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $138.1 million in the aggregate.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and “Results of Operations” below.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s third fiscal quarter of 2008 were estimated to have decreased by approximately 3% in comparison to the third fiscal quarter of 2007.  The industry’s box office results were negatively impacted by difficult comparisons generated by high profile films released in the third quarter of 2007, including Transformers, Harry Potter & the Order of The Phoenix, The Bourne Ultimatum and Ratatouille, partially offset by ticket price increases and strong attendance from key third quarter 2008 film releases, such as The Dark Knight.

Our total revenues for the quarter ended September 25, 2008 (“Q3 2008 Period”) were $757.6 million and consisted of $516.8 million of admissions revenues, $209.6 million of concessions revenues and $31.2 million of other operating revenues, and increased slightly from total revenues of $752.9 million for the quarter ended September 27, 2007 (“Q3 2007 Period”).

Our Q3 2008 Period admissions revenues increased 0.2% from the Q3 2007 Period. A 4.0% increase in our average ticket price, largely offset by an attendance decrease of 3.6%, led to the slight net increase in the Q3 2008 Period admissions revenues.  We believe that the overall decrease in attendance during the Q3 2008 Period was primarily a result of the decline in attendance among the top tier films exhibited during the period. Attendance for the Q3 2008 Period was bolstered by the addition of 523 new screens added since the end of the Q3 2007 Period, including the 400 screens acquired with Consolidated Theatres on April 30, 2008, partially offset by the closure of 96 underperforming screens subsequent to the end of the Q3 2007 period.   Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q3 2008 Period were the primary drivers of the increase in our Q3 2008 Period average ticket price.  Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry’s results for the Q3 2008 Period as compared to the Q3 2007 Period. We believe the greater than industry decline in admissions revenues on a per screen basis was primarily attributable to the Company’s out-performance on high profile films exhibited during the Q3 2007 Period, our increase in ticket prices as compared to the industry during the Q3 2008 Period and the Q3 2007 Period, partially offset by greater than industry box office per screen growth from premium priced films exhibited during the Q3 2008 Period.

In addition, during the Q3 2008 Period, we experienced a slight decline in concessions revenues and an increase in other operating revenues. The decrease in concessions revenues during the Q3 2008 Period was due to the aforementioned Q3 2008 Period decrease in attendance, partially offset by an increase in average concessions revenues per patron.  Average concessions revenues per patron during the Q3 2008 Period were positively impacted by price increases effected during the Q3 2008 Period. The increase in other operating revenues during the Q3 2008 Period was primarily attributable to an increase in National CineMedia revenues and an increase in revenues related to unredeemed gift certificates and discount tickets.

Income from operations totaled $75.7 million during the Q3 2008 Period, which represents a decrease of $41.7 million, or 35.5%, from $117.4 million in the Q3 2007 Period.  The decrease in income from operations during the Q3 2008 Period was primarily attributable to increases in certain operating expense items described in further detail below, partially offset by an increase in other operating revenues.  The Company reported net income of $31.6 million in the Q3 2008 Period compared to net income of $58.0 million in the Q3 2007 Period. Diluted earnings per share of Class A and Class B common stock was $0.21 in the Q3 2008 Period compared to $0.36 during the Q3 2007 Period. The decreases in net income and diluted earnings per share of Class A and Class B common stock were primarily due to the decline in operating income during the Q3 2008 Period.

During the Q3 2008 Period and the three quarters ended September 25, 2008 (the “Fiscal 2008 Period”), we continued to make progress with respect to the following strategic initiatives:

•

We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2008 Period totaled approximately $138.1 million.

•

On April 30, 3008, the Company acquired Consolidated Theatres which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia, for a total net cash purchase price of approximately $209.3 million, subject to post-closing adjustments.

•

In addition to the acquisition of Consolidated Theatres during the Fiscal 2008 Period, we opened 5 new theatres with 65 screens, added 12 screens through expansion and closed 9 underperforming theatres with 83 screens, ending the Fiscal 2008 Period with 551 theaters and 6,782 screens.

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

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q3 2008 Period, the Q3 2007 Period, the Fiscal 2008 Period and the three quarters ended September 27, 2007 (the “Fiscal 2007 Period”) (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Q3 2008 Period		Q3 2007 Period		Fiscal 2008 Period		Fiscal 2007 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$516.8	68.2%	$515.8	68.5%	$1,404.5	68.2%	$1,400.4	67.9%
Concessions	209.6	27.7	210.9	28.0	564.6	27.4	576.6	28.0
Other operating revenues	31.2	4.1	26.2	3.5	91.1	4.4	84.3	4.1
Total revenues	757.6	100.0	752.9	100.0	2,060.2	100.0	2,061.3	100.0
Operating expenses:
Film rental and advertising costs(1)	282.0	54.6	279.4	54.2	744.9	53.0	749.8	53.5
Cost of concessions(2)	30.4	14.5	29.3	13.9	78.6	13.9	82.2	14.3
Rent expense(3)	94.1	12.4	85.6	11.4	267.4	13.0	249.9	12.1
Other operating expenses(3)	197.2	26.0	183.8	24.4	546.3	26.5	524.9	25.5
General and administrative expenses (including share-based compensation expense of $1.4 and $1.1 for the Q3 2008 Period and the Q3 2007 Period, respectively, and $4.3 and $4.6 for the Fiscal 2008 Period and the Fiscal 2007 Period, respectively)(3)	15.5	2.0	15.3	2.0	46.3	2.2	48.1	2.3
Depreciation and amortization(3)	51.1	6.7	45.6	6.1	147.3	7.1	138.0	6.7

Net loss (gain) on disposal and impairment of operating assets(3)	11.5	1.5		(3.6)	(0.5)		16.0	0.8		(0.8)	—
Equity in earnings of joint venture including former employee compensation(3)	0.1	—		0.1	—		0.4	—		3.8	0.2
Total operating expenses(3)	681.9	90.0		635.5	84.4		1,847.2	89.7		1,795.9	87.1

Income from operations(3)	75.7	10.0		117.4	15.6		213.0	10.3		265.4	12.9
Interest expense, net(3)	29.0	3.8		27.8	3.7		88.7	4.3		84.3	4.1
Earnings recognized from NCM(3)	(7.1)	(0.9)		(7.1)	(0.9)		(21.4)	(1.0)		(9.3)	(0.5)
Loss on debt extinguishment(3)	—	—		—	—		70.5	3.4		—	—
Gain on NCM transaction(3)	—	—		—	—		—	—		(350.7)	(17.0)
Gain on sale of Fandango interest(3)	—	—		(0.3)	—		—	—		(28.6)	(1.4)
Provision for income taxes(3)	21.6	2.9		38.8	0.5		31.0	1.5		229.5	11.1
Net income(3)	$31.6	4.2		$58.0	7.7		$42.4	2.1		$339.8	16.5
Attendance	66.8		*	69.3		*	183.4		*	189.6		*
Average ticket price(4)	$7.74		*	$7.44		*	$7.66		*	$7.39		*
Average concessions per patron(5)	$3.14		*	$3.04		*	$3.08		*	$3.04		*

*   Not meaningful

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

(4) Calculated as admissions revenues/attendance.

(5) Calculated as concessions revenues/attendance.

Q3 2008 Period Compared to Q3 2007 Period and Fiscal 2008 Period Compared to Fiscal 2007 Period

Admissions

Total admissions revenues increased $1.0 million during the Q3 2008 Period, or 0.2%, to $516.8 million, from $515.8 million for the Q3 2007 Period.  During the Fiscal 2008 Period, total admissions revenues increased $4.1 million, or 0.3%, to $1,404.5 million, from $1,400.4 million for the Fiscal 2007 Period.   An increase in our average ticket price of 4.0%, partially offset by an attendance decrease of 3.6% led to the slight net increase in the Q3 2008 Period admissions revenues.  Our Fiscal 2008 Period admissions revenues were also favorably impacted by a 3.7% increase in average ticket prices, partially offset by a 3.3% decline in attendance.  We believe that the overall decrease in attendance during the Q3 2008 Period and the Fiscal 2008 Period was primarily a result of the decline in attendance among the top tier films exhibited during these periods. Attendance for the Q3 2008 Period and Fiscal 2008 Period was bolstered by the addition of 523 new screens added since the end of the Q3 2007 Period, including the 400 screens acquired with Consolidated Theatres on April 30, 2008, partially offset by the closure of 96 underperforming screens subsequent to the end of the Q3 2007 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q3 2008 Period and the Fiscal 2008 Period were the primary drivers of the increase in our Q3 2008 Period and Fiscal 2008 Period average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry’s results for the Q3 2008 Period and Fiscal 2008 Period as compared to the Q3 2007 Period and the Fiscal 2007 Period. We believe the greater than industry decline in admissions revenues on a per screen basis was primarily attributable to the Company’s out-performance on top-tier films exhibited during the Q3 2007 Period, our increase in ticket prices as compared to the industry during the Q3 2008 Period and the Q3 2007 Period, partially offset by greater than industry box office per screen growth from premium priced films exhibited during the Q3 2008 Period.

Concessions

During the Q3 2008 Period, total concessions revenues decreased $1.3 million, or 0.6%, to $209.6 million, from $210.9 million for the Q3 2007 Period.  During the Fiscal 2008 Period, total concessions revenues decreased $12.0 million, or 2.1%, to $564.6 million, from $576.6 million for the Fiscal 2007 Period.  The decrease in total concessions revenues during the Q3 2008 Period and the Fiscal 2008 Period was due the aforementioned Q3 2008

Period and Fiscal 2008 Period decrease in attendance, partially offset by slight increases in average concessions revenues per patron.  Average concessions revenues per patron during the Q3 2008 Period was positively impacted by price increases effected during the Q3 2008 Period. Average concessions revenues per patron during the Fiscal 2008 Period was positively impacted by price increases, partially offset by a decrease in attendance from fewer concession-friendly films exhibited during the Fiscal 2008 Period in comparison to the Fiscal 2007 Period.

Other Operating Revenues

Total other operating revenues increased $5.0 million, or 19.1%, to $31.2 million for the Q3 2008 Period, from $26.2 million for the Q3 2007 Period.  During the Fiscal 2008 Period, total other operating revenues increased $6.8 million, or 8.1%, to $91.1 million, from $84.3 million for the Fiscal 2007 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. The increase in other operating revenues in the Q3 2008 Period was primarily attributable to an increase in National CineMedia revenues and an increase in revenues related to unredeemed gift certificates and discount tickets.  The increase in other operating revenues during the Fiscal 2008 Period was primarily attributable to an increase in revenues related to unredeemed gift certificates and discount tickets, partially offset by a modification of the payment arrangement with National CineMedia (effective upon consummation of the IPO of NCM, Inc. on February 13, 2007) described in further detail under Note 3—“Investment in National CineMedia, LLC.”

Film Rental and Advertising Costs

During the Q3 2008 Period, film rental and advertising costs as a percentage of admissions revenues increased to 54.6% as compared to 54.2% in the Q3 2007 Period.  Film rental and advertising costs as a percentage of admissions revenues decreased to 53.0% during the Fiscal 2008 Period as compared to 53.5% in the Fiscal 2007 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2008 Period was primarily attributable to higher film costs associated with the success of The Dark Knight.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Fiscal 2008 Period and a decline in advertising expense during the period.

Cost of Concessions

During the Q3 2008 Period, cost of concessions increased $1.1 million, or 3.8%, from the Q3 2007 Period. Cost of concessions declined $3.6 million, or 4.4%, during the Fiscal 2008 Period as compared to Fiscal 2007 Period. Cost of concessions as a percentage of concessions revenues increased 60 basis points to 14.5% during the Q3 2008 Period as compared to 13.9% in the Q3 2007 Period.  During the Fiscal 2008 Period, cost of concessions as a percentage of concessions revenues decreased 40 basis points to 13.9% from 14.3% in the Fiscal 2007 Period.  The increase in cost of concessions and in cost of concessions as a percentage of concessions revenues during the Q3 2008 Period was primarily related to slightly higher food costs, partially offset by a change in a vendor marketing program. The decrease in cost of concessions and in cost of concessions as a percentage of concessions revenues during the Fiscal 2008 Period was primarily related to a change in a vendor marketing program, price increases in our concession products effected during the Fiscal 2008 Period, partially offset by slightly higher food costs.

Rent Expense

Rent expense increased $8.5 million, or 9.9%, to $94.1 million in the Q3 2008 Period, from $85.6 million in the Q3 2007 Period. During the Fiscal 2008 Period, rent expense increased $17.5 million, or 7.0%, to $267.4 million, from $249.9 million in the Fiscal 2007 Period.  The increase in rent expense in the Q3 2008 Period and the Fiscal 2008 Period was primarily attributable to incremental rent from the inclusion of 523 new screens added since the end of the Q3 2007 Period, including the 400 screens acquired with Consolidated Theatres, partially offset by the closure of 96 underperforming screens subsequent to the end of the Q3 2007 period.

Other Operating Expenses

Other operating expenses increased $13.4 million, or 7.3%, to $197.2 million in the Q3 2008 Period, from $183.8 million in the Q3 2007 Period.  During the Fiscal 2008 Period, other operating expenses increased $21.4 million, or 4.1%, to $546.3 million, from $524.9 million in the Fiscal 2007 Period.  The increase in other operating expenses during the Q3 2008 Period and the Fiscal 2008 Period was primarily attributable to increases in non-rent occupancy and other fixed costs due to the inclusion of 523 new screens added since the end of the Q3 2007 Period, including the 400 screens acquired with Consolidated Theatres, partially offset by the closure of 96 underperforming screens subsequent to the end of the Q3 2007 period.

General and Administrative Expenses

During the Q3 2008 Period, general and administrative expenses increased $0.2 million, or 1.3%, to $15.5 million, from $15.3 million in the Q3 2007 Period.   General and administrative expenses decreased $1.8 million, or 3.7%, to $46.3 million during the Fiscal 2008 Period as compared to $48.1 million in the Fiscal 2007 Period.  As a percentage of total revenues, general and administrative expenses for the Q3 2008 Period and the Fiscal 2008 Period remained consistent with that of the Q3 2007 Period and the Fiscal 2007 Period.  The increase in general and administrative expenses during the Q3 2008 Period was primarily attributable to a slight increase in share-based compensation expense during the period.  The decrease in general and administrative expenses during the Fiscal 2008 Period was primarily attributable to a reduction of legal and professional fees and share-based compensation expense during the period.

Depreciation and Amortization

For the Q3 2008 Period, depreciation and amortization increased $5.5 million, or 12.1%, to $51.1 million, from $45.6 million in the Q3 2007 Period.  Depreciation and amortization increased $9.3 million, or 6.7%, to $147.3 million during the Fiscal 2008 Period, from $138.0 million in the Fiscal 2007 Period.  The increase in depreciation and amortization expense during the Q3 2008 Period and the Fiscal 2008 Period was primarily related to incremental depreciation and amortization from the inclusion of 523 new screens added since the end of the Q3 2007 Period, including the 400 screens acquired with Consolidated Theatres, partially offset by the closure of 96 underperforming screens subsequent to the end of the Q3 2007 Period.

Income from Operations

Income from operations totaled $75.7 million during the Q3 2008 Period, which represents a decrease of $41.7 million, or 35.5%, from $117.4 million in the Q3 2007 Period. During the Fiscal 2008 Period, income from operations decreased $52.4 million, or 19.7%, to $213.0 million, from $265.4 million for the Fiscal 2007 Period.  The decrease in income from operations during the Q3 2008 Period and the Fiscal 2008 Period was primarily attributable to a reduction in concessions revenues, coupled with increases in certain operating expense items such as rent expense, other operating expenses, depreciation and amortization and net loss on disposal and impairment of operating assets, partially offset by increases in other operating revenues.

Interest Expense, net

Net interest expense increased $1.2 million, or 4.3%, to $29.0 million in the Q3 2008 Period, from $27.8 million in the Q3 2007 Period. During the Fiscal 2008 Period, net interest expense increased $4.4 million, or 5.2%, to $88.7 million, from $84.3 million in the Fiscal 2007 Period.  The increase in net interest expense during the Q3 2008 Period and Fiscal 2008 Period was principally due to less interest income ($1.0 million and $5.4 million, respectively, for the Q3 2008 Period and the Q3 2007 Period and $5.7 million and $15.3 million, respectively, for the Fiscal 2008 Period and Fiscal 2007 Period) from a lower average cash balance outstanding as a result of the $209.3 million acquisition of Consolidated Theatres and incremental interest expense from the issuance of the $200.0 million 6¼% Convertible Senior Notes, largely offset by a lower effective interest rate on our Term Facility during the Q3 2008 Period and Fiscal 2008 Period.

Earnings Recognized from NCM

During the Q3 2008 Period and the Q3 2007 Period, the Company received $5.8 million and $7.1 million, respectively, in cash distributions from National CineMedia.  The Company received $19.6 million and $9.3 million, respectively, in cash distributions from National CineMedia during the Fiscal 2008 Period and Fiscal 2007 Period.  In addition, during the Q3 2008 Period and Fiscal 2008 Period, the Company recorded an additional $1.3 million and $1.8 million, respectively, of equity earnings with respect to additional investments in National CineMedia during such period.  As a result, during the Q3 2008 Period, the Q3 2007 Period, the Fiscal 2008 Period and the Fiscal 2007 Period, the Company recognized $7.1 million, $7.1 million, $21.4 million and $9.3 million, respectively, of earnings from National CineMedia.  Such amounts are presented as “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

During the first quarter of 2007, the Company recorded a loss of $2.0 million, representing its pre-IPO share of the net loss of National CineMedia. Such amounts are presented as a component of “Equity in earnings of joint venture including former employee compensation” in the unaudited condensed consolidated financial statements.

Income Taxes

The provision for income taxes of $21.6 million and $38.8 million for the Q3 2008 Period and the Q3 2007 Period, respectively, reflect effective tax rates of approximately 40.6% and 40.1%, respectively.  The provision for income taxes of $31.0 million and $229.5 million for the Fiscal 2008 Period and the Fiscal 2007 Period, respectively, reflect effective tax rates of approximately 42.2% and 40.3%, respectively.  The increase in the effective tax rate for the Q3 2008 Period was primarily attributable to the accrual of interest relative to uncertain state tax positions during the during the Q3 2008 Period. The increase in the effective tax rate for the Fiscal 2008 Period was primarily attributable to the state tax effects of the $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes and, to a lesser extent, other state tax matters.  The effective tax rates for the Q3 2008 Period, the Q3 2007 Period, the Fiscal 2008 Period, and the Fiscal 2007 Period reflect the impact of certain non-deductible expenses.

Net Income

During the Q3 2008 Period, net income totaled $31.6 million, which represents a decrease of $26.4 million, from net income of $58.0 million in the Q3 2007 Period.  Net income decreased $297.4 million to $42.4 million during the Fiscal 2008 Period, from $339.8 million for the Fiscal 2007 Period.  The decrease in net income for the Q3 2008 Period as compared to the Q3 2007 Period was primarily attributable to the decline in operating income described above.  The decrease in net income for the Fiscal 2008 Period as compared to the Fiscal 2007 Period was primarily attributable to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Fiscal 2007 Period IPO of NCM, Inc., the impact of a $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes, the $28.6 million gain ($17.2 million after related tax effects) recorded in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period and a decrease in operating income, partially offset by the impact of incremental earnings recognized from National CineMedia described above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2008 Period and the Fiscal 2007 Period (in millions):

	Fiscal 2008 Period	Fiscal 2007 Period
Net cash provided by operating activities	$127.1	$673.4
Net cash used in investing activities	(307.7)	(23.8)
Net cash used in financing activities	(141.5)	(429.1)

Net (decrease) increase in cash and cash equivalents	$(322.1)	$220.5

Fiscal 2008 Period Compared to Fiscal 2007 Period

Net cash flows provided by operating activities decreased by approximately $546.3 million to approximately $127.1 million for the Fiscal 2008 Period from approximately $673.4 million for the Fiscal 2007 Period. The decrease in net cash flows generated from operating activities for the Fiscal 2008 Period was primarily attributable to the transactions completed in the Fiscal 2007 Period in connection with the IPO of NCM, Inc. (Note 3—“Investment in National CineMedia, LLC” for further discussion). These transactions resulted in approximately $489.2 million of net cash provided by operating activities in the Fiscal 2007 Period.  In addition to the changes in cash flows related to the IPO of NCM, Inc., the timing of other Fiscal 2008 Period vendor payments negatively impacted cash flows from operating activities.

Net cash flows used in investing activities totaled approximately $307.7 million for the Fiscal 2008 Period compared to cash flows used in investing activities of approximately $23.8 million for the Fiscal 2007 Period. Contributing to the increase in cash flows used in investing activities was the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period, incremental capital expenditures of approximately $17.1 million coupled with fewer proceeds from the disposition of assets of approximately $28.3 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period and the impact of the $28.6 million of proceeds received in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period.

Net cash flows used in financing activities were approximately $141.5 million for the Fiscal 2008 Period compared to cash flows used in financing activities of approximately $429.1 million for the Fiscal 2007 Period. The net decrease in cash flows used in financing activities during the Fiscal 2008 Period was primarily attributable to a $301.0 million reduction of dividends paid to shareholders during the Fiscal 2008 Period as compared to the Fiscal 2007 Period, the proceeds received in connection with the issuance of $200.0 million 6¼% Convertible Senior Notes during the Fiscal 2008 Period, partially offset by net cash used to redeem approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes, net cash used in connection with the 2008 Convertible Note Hedge and 2008 Warrant transactions during the Fiscal 2008 Period, fewer proceeds from stock option exercises and fewer excess tax benefits from share-based payment arrangements during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6¼% Convertible Senior Notes.

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 days from purchase. Our current liabilities generally include items that will become due within twelve months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income and cash flows from operating activities less cash flows from investing and financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities (including digital 3D and IMAX screens) and replacing equipment. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $120.0 million to $140.0 million in fiscal year 2008, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2008 Period, we invested approximately $99.1 million in capital expenditures.

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

During the three quarters ended September 27, 2007, the Company sold its equity interest in Fandango for proceeds of $28.6 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $28.6 million ($17.2 million after tax).  In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million.  This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six-year term of the amendment.

For a discussion of other significant financing transactions which have occurred through December 27, 2007, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheet as of September 25, 2008. See Note 4—“Debt Obligations” for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3 3/4% Convertible Senior Notes in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital.  In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. As a result of these conversions, the Company recorded a $17.7 million loss on debt extinguishment during the quarter ended June 26, 2008.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia.  The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatre operations have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina.  During the quarter ended September 25, 2008, the Company entered into an agreement to divest of three of the four theatres.  As a result, the Company recorded impairment charges of approximately $7.9 million during the quarter ended September 25, 2008 related to these theatres.  See Note 2—“Recent Acquisitions” for further discussion of this acquisition.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received approximately 0.8 million additional common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  On May 29, 2008, we received an additional 2.9 million common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our acquisition of Consolidated Theatres.  These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of September 25, 2008.

Regal Cinemas maintains its Amended Senior Credit Facility, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and the Revolving Facility in an aggregate principal amount of up to $100.0 million. Due to the of recent bankruptcy filings by Lehman and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million.  The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.

As of September 25, 2008, we had approximately $1,670.3 million aggregate principal amount outstanding under the Term Facility, $200.0 million aggregate principal amount outstanding under the 6 1/4% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 93/2%  Senior Subordinated Notes. As of September 25, 2008, we had approximately $2.5 million outstanding in letters of credit, leaving approximately $92.5 million available for drawing under the Revolving Facility.

As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 27, 2007, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows.  As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under SFAS 133. As described further in Note 11—“Subsequent Events,” on October 3, 2008, the interest rate swap effectively terminated. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

Regal paid three quarterly cash dividends of $0.30 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $138.1 million in the aggregate, during the Fiscal 2008 Period.  Further, on October 23, 2008, the Company declared a cash dividend of $0.30 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 18, 2008, to stockholders of record on December 10, 2008.  These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $133.3 million, or 17.6% of total revenues, for the Q3 2008 Period and $170.2 million, or 22.6% of total revenues, for the Q3 2007 Period. EBITDA was approximately $309.4 million, or 15.0% of total revenues, for the Fiscal 2008 Period and $791.6 million, or 38.4% of total revenues, for the Fiscal 2007 Period.  The net decrease in EBITDA in the Q3 2008 Period from the Q3 2007 Period was primarily attributable to a decline in operating income during the Q3 2008 Period. The net decrease in EBITDA in the Fiscal 2008 Period from the Fiscal 2007 Period was primarily attributable to the $350.7 million gain recorded in the Fiscal 2007 Period resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 3—“Investment in National CineMedia, LLC,” for further discussion), the impact of a $70.5 million loss on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3¾% Convertible Senior Notes, the $28.6 million gain in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period and a decline in operating income during the Fiscal 2008 Period, partially offset by the incremental earnings recognized from National CineMedia. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q3 2008 Period	Q3 2007 Period	Fiscal 2008 Period	Fiscal 2007 Period
EBITDA	$133.3	$170.2	$309.4	$791.6
Interest expense, net	(29.0)	(27.8)	(88.7)	(84.3)
Provision for income taxes	(21.6)	(38.8)	(31.0)	(229.5)
Deferred income taxes	(1.7)	0.7	(27.9)	(46.1)
Changes in operating assets and liabilities	(125.7)	(74.0)	(132.7)	258.9
Loss on debt extinguishment	—	—	70.5	—
Gain on sale of Fandango interest	—	(0.3)	—	(28.6)
Other items, net	15.3	0.1	27.5	11.4
Net cash provided by (used in) operating activities	$(29.4)	$30.1	$127.1	$673.4

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of September 25, 2008, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13-36 months	37-60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,922.2	$17.1	$230.0	$876.1	$799.0
Future interest on debt obligations(2)	498.5	133.5	179.4	172.0	13.6
Capital lease obligations, including interest(3)	28.2	3.4	6.8	6.9	11.1
Lease financing arrangements, including interest(3)	144.0	13.5	27.6	27.7	75.2
Bankruptcy claims and liabilities(4)	0.7	0.7	—	—	—
Operating leases(5)	3,874.4	344.6	692.9	669.1	2,167.8
FIN 48 liabilities (6)	0.5	—	0.5	—	—
Other long-term liabilities	10.1	4.6	4.7	0.6	0.2

Total	$6,478.6	$517.4	$1,141.9	$1,752.4	$3,066.9

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13-36 months	37-60 months	After 60 months
Other Commercial Commitments(7)	$95.0	$—	$—	$95.0	$—

(1)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of September 25, 2008. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information about our long-term debt obligations and related matters.

(2)                                  Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $970.3 million of variable interest rate borrowings under the Term Facility, $200.0 million outstanding under the 6 1/4% Convertible Senior Notes, approximately $51.5 million due under the 9 3/8% Senior Subordinated Notes and approximately $0.4 million of other debt obligations) are based on the stated fixed rates or in the case of the $970.3 million of variable interest rate borrowings under the Term Facility, the current interest rate as of September 25, 2008 (4.3%). Future interest payments on the Company’s hedged indebtedness as of September 25, 2008 (the remaining $700.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007) as of September 25, 2008 (1.50%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

(3)                                  The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of September 25, 2008. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.18%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information about our capital lease obligations and lease financing arrangements.

(4)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of September 25, 2008. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007 for additional information about our bankruptcy related matters.

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

(6)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of September 25, 2008 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $23.3 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)                                  As of September 25, 2008, Regal Cinemas had approximately $92.5 million available for drawing under the Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.  As of September 25, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

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

During 2004 and 2005, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1,100.0 million of its variable rate debt obligations. Under the terms of the interest rate swap agreements, Regal Cinemas pays interest at various fixed rates ranging from 3.49%—4.337% and receives interest at a variable rate based on the 3-month LIBOR. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each and require Regal Cinemas to pay interest at a fixed rate of 4.944% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured.  On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows.  As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As described further in Note 11—“Subsequent Events,” on October 3, 2008, the interest rate swap effectively terminated. For a further description of the swap agreements, see Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007.

As of September 25, 2008 and December 27, 2007, borrowings of $1,670.3 million and $1,683.0 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 4.95% (as of September 25, 2008) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of September 25, 2008, would increase or decrease interest expense by $2.1 million for the quarter ended September 25, 2008.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 25, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 25, 2008, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 4, 2008	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
Chief Executive Officer (Principal
Executive Officer)

Date: November 4, 2008	By:	/s/ AMY E. MILES
Amy E. Miles
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer)

Date: November 4, 2008	By:	/s/ DAVID H. OWNBY
David H. Ownby
Senior Vice President and Chief
Accounting Officer (Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications