Form 10-K
period 2009-01-01
REGAL ENTERTAINMENT GROUP
filed 2009-03-02
CIK 1168696

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2009

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 26, 2008, computed by reference to the closing price for the registrant's Class A common stock on the New York Stock Exchange on such date was $1,957,717,242 (128,797,187 shares at a closing price per share of $15.20).

         Shares of Class A common stock outstanding—130,132,356 shares at February 25, 2009

         Shares of Class B common stock outstanding—23,708,639 shares at February 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be used in connection with its 2009 Annual Meeting of Stockholders and to be filed within 120 days of January 1, 2009 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

Item 1.    BUSINESS

THE COMPANY

        Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 ("we," "us," "our," the "Company" or "Regal"), is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, RCM, Hoyts and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

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

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,801 screens in 552 theatres in 39 states and the District of Columbia as of January 1, 2009, with over 245 million annual attendees for the fifty-three week fiscal year ended January 1, 2009 ("fiscal 2008"). Our geographically diverse circuit includes theatres in all of the top 33 and 44 of the top 50 U.S. designated market areas. We operate multi-screen theatres and have an average of 12.3 screens per location, which is well above the North American motion picture exhibition industry 2007 average of 6.5 screens per location. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S.

        The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2008, we reported total revenues, income from operations and net income of $2,771.9 million, $284.4 million and $72.5 million, respectively. In addition, we generated $270.9 million of cash flows from operating activities during fiscal 2008.

        We also maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM"). National CineMedia primarily concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). National CineMedia operates the largest digital in-theatre network in North America and utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising and entertainment programming content. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.

Business Strategy

        Our business strategy focuses on enhancing our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation opportunities, realizing selective growth opportunities through new theatre construction and expanding and upgrading our existing asset base with new technologies. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatres assets, all to provide meaningful value to our stockholders. Key elements of our strategy include:

        Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering in May 2002 through January 1, 2009, we have returned over $2.7 billion to our stockholders in the form of cash dividends.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities. We intend to selectively pursue accretive theatre acquisitions that enhance our asset base and improve our consolidated operating results.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. In addition, we will continue to create new strategic marketing and loyalty programs aimed at increasing attendance and enhance our food and beverage offerings.

        Pursuing Premium Experience Opportunities.    We continue to embrace new technologies to enhance the movie-going experience and broaden our content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company. In addition, we believe digital projections systems will allow us to broaden our offerings by permitting producers of specialty content cost-efficient access to our screens.

  Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,801 screens in 552 theatres in 39 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation opportunities.

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

        Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 initial public offering, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of seven theatre circuits, consisting of 149 theatres and 1,702 screens, including the acquisition of Consolidated Theatre Holdings, G.P. ("Consolidated Theatres") in fiscal 2008. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of January 1, 2009, approximately 78% of our screens were located in theatres featuring stadium seating. As of January 1, 2009, approximately 85% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 12.3 screens per location, which is well above the North American motion picture exhibition industry 2007 average of 6.5 screens per location. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations. We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres.

        Investment in National CineMedia.    National CineMedia operates the largest digital in-theatre network in North America representing approximately 17,000 U.S. and Canadian theatres screens (of which 14,700 are part of National CineMedia's digital content network) as of September 25, 2008 and reaching over 685 million movie guests annually. National CineMedia utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising and entertainment programming content. We believe our investment in National CineMedia will generate incremental value for our stockholders.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2008, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $184.2 million in the aggregate. Further, on January 21, 2009, we declared a cash dividend of $0.18 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 17, 2009 to our stockholders of record on March 5, 2009. This dividend reflects a $0.12 per share reduction from our last quarterly cash dividend of $0.30 per share declared on October 23, 2008. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business which has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.4 billion attendees in 2008. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

        More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors licensed their films to the domestic exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has remained relatively stable. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

        We believe a modern megaplex featuring stadium seating is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future.

        The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the life of a film. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D and IMAX®, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in exhibiting our programming content, which we expect will enhance our capacity utilization. Given our market presence, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenue. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major studios. We have also experienced an increase in alternative content available to us. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue.

        To that end, on February 12, 2007, we, along with AMC and Cinemark, formed Digital Cinema Implementation Partners, LLC ("DCIP"), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with five film studios. DCIP is continuing to work with the film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. Upon completion of the financing, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years. Through January 1, 2009, we operated 246 digital screens outfitted with digital projection systems and increased our digital 3D screen count to 168. During 2008, we announced an agreement with IMAX® to expand our IMAX® presence by agreeing to install a total of 52 IMAX® digital projection systems by the end of 2010. With the rollout of digital cinema, we expect to increase our total digital 3D screen count to approximately 1,500.

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. DCIP has yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect that with respect to our existing theatres, allowances from DCIP will cover substantially all of the costs of installing digital projection systems, and with respect to our new-build theatres, allowances from DCIP will cover the estimated incremental cost of digital projection systems over conventional film projectors. We expect DCIP to fund allowances through the collection of virtual print fees ("VPFs") from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors.

        Our ability to implement digital cinema systems in accordance with our plans will depend on the availability of equipment from third-party vendors and on the ongoing negotiation of definitive agreements by DCIP for financing, payment of VPFs by motion picture studios and equipment use agreements with participating exhibitors. We believe that the supply of digital cinema equipment will be sufficient for our needs and that such definitive agreements are likely to be executed during calendar 2009.

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,801 screens in 552 theatres in 39 states and the District of Columbia as of January 1, 2009. We operate theatres in all of the top 33 and 44 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

        We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

        We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D and IMAX®, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in exhibiting our programming content, which we expect will enhance our capacity utilization.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of January 1, 2009:

State/District	Locations	Number of Screens
California	98	1,150
Florida	52	736
New York	51	569
Virginia	30	386
Washington	32	336
Ohio	22	298
North Carolina	25	295
Pennsylvania	23	287
Texas	19	267
Georgia	16	235
South Carolina	17	228
Oregon	22	224
Maryland	14	188
Tennessee	13	175
New Jersey	12	155
Nevada	11	146
Massachusetts	13	141
Colorado	10	119
Indiana	6	82
Idaho	5	73
Illinois	4	67
New Mexico	7	66
Connecticut	5	57
Mississippi	7	56
Louisiana	5	50
Hawaii	4	47
Alaska	5	43
Alabama	3	42
Minnesota	2	36
Missouri	2	36
New Hampshire	3	33
Delaware	2	33
Maine	3	30
West Virginia	2	22
Arizona	2	21
Kentucky	1	16
Wisconsin	1	16
District of Columbia	1	14
Michigan	1	14
Arkansas	1	12

Total	552	6,801

        We have implemented a best management practices program across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

NATIONAL CINEMEDIA JOINT VENTURE

        In March 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, joined the National CineMedia joint venture. Since its inception, National CineMedia has primarily concentrated its efforts on in-theatre advertising, business meetings and non-feature film content distribution.

        As discussed in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee (32% during fiscal 2006 through the date of the IPO of National CineMedia, Inc ("NCM, Inc.") in February 2007) payable to National CineMedia to service such contracts. Revenues and expenses attributable to these advertising contracts were recorded as a component of other operating revenues and other operating expenses in the Company's financial statements. For contracts signed by National CineMedia after the close of business on March 31, 2005 through February 12, 2007, AMC and Regal, and with respect to advertising contracts signed after the close of business on July 15, 2005, Cinemark, through their respective subsidiaries, received revenue from National CineMedia with respect to advertising and event services at their respective theatres through an agreed upon formula as well as equity in income/loss of National CineMedia. Such formula was based on the weighted average number of screens owned by, and the number of theatre patrons of, the applicable exhibitor's theatres for any measurement period.

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

        Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company's initial investment in National CineMedia until National CineMedia's future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company's initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia.

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements ("ESA") with National CineMedia. In exchange for a significant portion of its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $840 for fiscal 2008). The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. On April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, NCM, Inc., Regal CineMedia Holdings, LLC, RCI and other parties thereto (the "Common Unit Adjustment Agreement"). On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of January 1, 2009.

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

        Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the "sliding scale" formula, a "firm term" formula and a "review or settlement." Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For the year ended January 1, 2009, ten major film distributors accounted for 93% of our admissions revenues. Six of the ten major film distributors each accounted for more than 10% of fiscal 2008 admission revenues. No single film distributor accounted for more than 20% of fiscal 2008 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.3% of our total revenues from concessions sales during fiscal 2008. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the theatrical release window has been stable over the past five to six years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

        We have a frequent moviegoer loyalty program, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children's film series, cross-promotional ticket redemptions and promotions within local communities. We offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology ("IT") for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by deploying self-service customer activated terminals ("CATs") in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through Fandango.com. We continue to investigate and invest in IT to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

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

EMPLOYEES

        As of February 10, 2009, we employed approximately 26,074 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

 FORWARD-LOOKING STATEMENTS

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. In some cases you can identify these forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed under "Risk Factors" below.

Item 1A.    RISK FACTORS

        Investing in our securities involves a significant degree of risk. In addition to the other information contained in this Form 10-K, you should consider the following factors before investing in our securities.

  Our substantial lease and debt obligations could impair our financial condition.

        We have substantial lease and debt obligations. For fiscal 2008, our total rent expense and net interest expense were approximately $363.3 million and $124.3 million, respectively. As of January 1, 2009, we had total debt obligations of $2,014.4 million. As of January 1, 2009, we had total contractual cash obligations of approximately $6,475.2 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K below.

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

        Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of January 1, 2009, approximately 78% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

  We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

  Development of digital technology may increase our capital expenses.

        The industry is in the process of converting film-based media to electronic-based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to use cash flow from operations, cash on hand or raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs) between various industry participants will change if the industry changes from physical media to electronic media.

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

        The film distribution business is highly concentrated, with ten major film distributors accounting for 93% of our admissions revenues during fiscal 2008. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

  •
  the possibility that any acquired theatres or theatre circuit operators do not perform as expected; and

  •
  the possibility that the Antitrust Division of the United States Department of Justice (the "DOJ") may require us to dispose of existing or acquired theatres in order to complete acquisition opportunities.

  Our investment in and revenues from National CineMedia may be negatively impacted by the competitive environment in which National CineMedia operates.

        As of January 1, 2009, we owned approximately 25.1% of National CineMedia. In addition, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia. National CineMedia's in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that National CineMedia's in-theatre advertising format will be able to generate expected sales of advertising. Although we have representation on the board of directors of National CineMedia, we do not control this business. Should National CineMedia fail to maintain the level of profitability it hopes to achieve, its results of operations may be adversely affected and our investment in and earnings and cash flows from National CineMedia may be adversely impacted.

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

        Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of January 1, 2009, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

  A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance.

        We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, such trends resulting from terrorist attacks on, or wars or threatened wars involving, the United States. During 2008, many economists determined that the U.S. economy has entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. Continued reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

  The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

        The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. For example, the credit crisis could impact our ability to borrow on our revolving credit facility or the effectiveness of our remaining and future interest rate hedging arrangements, if one or more counterparties files for bankruptcy protection or otherwise fails to perform their obligations.

        In addition, the global financial crisis may present significant challenges for the Company if conditions in the financial markets do not improve or continue to worsen. For example, our ability to access capital markets may be severely restricted at times when the implementation of our business strategy may require us to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Also, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres, including delaying the deployment of new projection and other technologies to our theatres. All of these factors could adversely affect our credit ratings, the market price of our Class A common stock and our financial condition and results of operations.

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

        As of February 25, 2009, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

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

        Regal is a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our 6 1/4% Convertible Senior Notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

  Hedging transactions and other transactions.

        We have entered into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held by Credit Suisse International ("Credit Suisse") at the time the 6 1/4% Convertible Senior Notes were issued. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes. In connection with these hedging arrangements, Credit Suisse has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the 6 1/4% Convertible Senior Notes. Such hedging arrangements could affect the price of our Class A common stock. Credit Suisse may modify its hedge positions from time to time prior to the March 15, 2011 maturity of the 6 1/4% Convertible Senior Notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have no outstanding written comments from the Commission staff regarding our periodic or current reports under the Exchange Act received less than 180 days before the end of fiscal 2008 that remain unresolved.

Item 2.    PROPERTIES

        As of January 1, 2009, we operated 487 of our theatres pursuant to lease agreements and owned the land and buildings for 65 theatres. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of January 1, 2009, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth fiscal quarter ended January 1, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2009, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	55	Chairman of the Board of Directors and Chief Executive Officer
Gregory W. Dunn	49	President and Chief Operating Officer
Amy E. Miles	42	Executive Vice President, Chief Financial Officer and Treasurer
Peter B. Brandow	48	Executive Vice President, General Counsel and Secretary

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

        Amy E. Miles is our Executive Vice President, Chief Financial Officer and Treasurer and has served as such since March 2002. Ms. Miles has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche LLP from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers.

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

	Fiscal 2008
	High	Low
First Quarter (December 28, 2007—March 27, 2008)	$20.95	$16.40
Second Quarter (March 28, 2008—June 26, 2008)	20.27	14.50
Third Quarter (June 27, 2008—September 25, 2008)	17.84	14.57
Fourth Quarter (September 26, 2008—January 1, 2009)	15.84	6.72

	Fiscal 2007
	High	Low
First Quarter (December 29, 2006—March 29, 2007)	$23.07	$19.34
Second Quarter (March 30, 2007—June 28, 2007)	23.14	19.70
Third Quarter (June 29, 2007—September 27, 2007)	22.73	19.58
Fourth Quarter (September 28, 2007—December 27, 2007)	22.91	17.70

        On February 25, 2009, there were approximately 282 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

        Additionally, as of February 25, 2009, approximately 584,482 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.4407 to $16.1768. Of such options, as of February 25, 2009, 559,358 were exercisable. Finally, as of February 25, 2009 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 2,023,699 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 14, 2013. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, or, in the case of performance shares when the performance criteria and vesting are satisfied, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

  Dividend Policy

        During fiscal 2008, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $184.2 million in the aggregate. During fiscal 2007, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $183.1 million in the aggregate. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. On January 21, 2009, we declared a cash dividend of $0.18 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 17, 2009 to our stockholders of record on March 5, 2009. This dividend reflects a $0.12 per share reduction from our last quarterly cash dividend of $0.30 per share declared on October 23, 2008. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

  Issuer Purchases of Equity Securities

        During fiscal 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. During fiscal 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company's board of directors extended the share repurchase program during fiscal 2008 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through November 2009. The Company made no repurchases of its outstanding Class A common stock during fiscal 2006, fiscal 2007 or fiscal 2008. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase.

Item 6.    SELECTED FINANCIAL DATA

        We present below selected historical consolidated financial data for Regal based on historical data, (i) for the fiscal year ended December 30, 2004, considering the results of operations of United Artists, Regal Cinemas, Edwards and Hoyts from January 2, 2004, the results of operations of seven theatres acquired during the fiscal quarter ended July 1, 2004 and the 28 theatres acquired from Signature Theatres on September 30, 2004 (the "fiscal 2004 acquisitions") for periods subsequent to the respective acquisition dates, (ii) the fiscal year ended December 29, 2005, considering the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts and the fiscal 2004 acquisitions from December 31, 2004, the results of operations of seven theatres acquired from R/C Theatres on April 28, 2005 and 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 (the "fiscal 2005 acquisitions") for periods subsequent to the respective acquisition dates, (iii) the fiscal year ended December 28, 2006, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions and the fiscal 2005 acquisitions from December 30, 2005 and the results of operations of four theatres acquired from AMC on September 15, 2006 for the period subsequent to the acquisition date, (iv) the fiscal year ended December 27, 2007, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions and the results of operations of four theatres acquired from AMC on September 15, 2006 from December 29, 2006 and (v) the fiscal year ended January 1, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions, the four theatres acquired from AMC and the results of operations of the 28 theatres acquired from Consolidated Theatres on April 30, 2008. The fiscal year ended January 1, 2009 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended January 1, 2009,

December 27, 2007, December 28, 2006, December 29, 2005 and December 30, 2004 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended January 1, 2009(1)	Fiscal year ended December 27, 2007		Fiscal year ended December 28, 2006	Fiscal year ended December 29, 2005	Fiscal year ended December 30, 2004
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,771.9	$2,661.2		$2,598.1	$2,516.7	$2,468.0
Income from operations	284.4	322.2		308.5	269.6	321.1
Net income	72.5	363.0		86.3	91.8	82.5
Earnings per diluted share	0.47	2.28		0.56	0.59	0.55
Dividends per common share	$1.20	$3.20	(2)	$1.20	$1.20	$5.86	(3)

	As of or for the fiscal year ended January 1, 2009(1)	As of or for the fiscal year ended December 27, 2007	As of or for the fiscal year ended December 28, 2006	As of or for the fiscal year ended December 29, 2005	As of or for the fiscal year ended December 30, 2004
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(4)	$270.9	$453.4	$304.4	$386.4	$387.4
Net cash (used in) provided by investing activities(4)	(338.5)	299.8	(151.7)	(243.0)	(306.2)
Net cash used in financing activities(2),(3)	(197.4)	(480.2)	(186.8)	(191.0)	(126.1)
Balance sheet data at period end:
Cash and cash equivalents	$170.2	$435.2	$162.2	$196.3	$243.9
Total assets	2,599.5	2,634.9	2,468.8	2,532.8	2,542.4
Total debt obligations	2,014.4	1,965.5	1,987.9	1,984.5	2,005.8
Stockholders' equity (deficit)	(241.3)	(119.3)	(22.2)	29.9	69.0
Operating data:
Theatre locations	552	527	539	555	558
Screens	6,801	6,388	6,403	6,463	6,273
Average screens per location	12.3	12.1	11.9	11.6	11.2
Attendance (in millions)	245.2	242.9	247.4	244.3	253.8
Average ticket price	$7.68	$7.43	$6.98	$6.80	$6.53
Average concessions per patron	$3.09	$3.03	$2.82	$2.70	$2.51

(1)
Fiscal year ended January 1, 2009 was comprised of 53 weeks.

(2)
Includes the April 13, 2007 payment of the $2.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)
Includes the June 2, 2004 payment of the $5.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(4)
See Note 2 under "Reclassifications" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of a reclassification of certain items originally presented as cash flows provided by operating activities during the year ended December 27, 2007 which have been reclassified as cash flows provided by investing activities herein to conform to the fiscal 2008 presentation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

 Overview and Basis of Presentation

        We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,801 screens in 552 theatres in 39 states and the District of Columbia as of January 1, 2009. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with five film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. Upon completion, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

        On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. As discussed further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the year ended December 27, 2007. In addition, as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of January 1, 2009.

        On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying consolidated balance sheet as of January 1, 2009. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3 3/4% Convertible Senior Notes due May 15, 2008 (the "3 3/4% Convertible Senior Notes"), in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during fiscal 2008. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. As a result of these conversions, the Company recorded an additional $17.7 million loss on debt extinguishment during fiscal 2008. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. As described more fully in Note 3 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K, during fiscal 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court appointed trustee has been selected to attempt to sell the last of the four theatres. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this acquisition.

        For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Recent Developments

        Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

Results of Operations

        Based on our review of industry sources, national box office revenues for calendar year 2008 were estimated to have decreased slightly in comparison to that of calendar year 2007. The industry's box office results were negatively impacted by difficult comparisons generated by high profile films released during 2007, including Spider-Man 3, Transformers, Pirates of the Caribbean: At World's End, Shrek the Third and Harry Potter & the Order of The Phoenix, largely offset by ticket price increases and strong attendance from 2008 film releases, such as The Dark Knight, and films outside the 15 highest grossing pictures.

        Our total revenues for the fifty-three week fiscal year ended January 1, 2009 ("Fiscal 2008 Period") were $2,771.9 million and consisted of $1,883.1 million of admissions revenues, $758.0 million of concessions revenues and $130.8 million of other operating revenues, and increased approximately 4.2% from total revenues of $2,661.2 million for the fifty-two week fiscal year ended December 27, 2007 ("Fiscal 2007 Period").

        During the Fiscal 2008 Period, total admissions revenues increased $78.6 million, or 4.4%, to $1,883.1 million, from $1,804.5 million for the Fiscal 2007 Period. The Fiscal 2008 Period results were favorably impacted by the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2007 Period. The additional week of operations was the week between Christmas and New Years, a traditionally high attendance and revenue week for the Company and the industry. The additional week of operations was significant in that it accounted for approximately 9.7 million attendees, or 4.0%, of the Fiscal 2008 Period total attendance and contributed to approximately $73.6 million, or 3.9%, of the Fiscal 2008 Period total admissions revenues. The Fiscal 2008 Period results were also bolstered by the addition of the 400 screens acquired with Consolidated Theatres on April 30, 2008 and 13 net screens added since the end of the Fiscal 2007 Period. The 400 screens acquired from Consolidated Theatres accounted for 9.5 million attendees, or 3.9%, of the Fiscal 2008 Period total attendance and contributed to approximately $69.3 million, or 3.7%, of the Fiscal 2008 Period total admissions revenues. These factors were largely offset by the impact of the decline in industry attendance during the Fiscal 2008 Period and as a result, total attendance for the Fiscal 2008 Period increased by approximately 0.9%. The Fiscal 2008 Period admissions revenues were also favorably impacted by a 3.4% increase in average ticket prices. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Fiscal 2008 Period were the primary drivers of the increase in our Fiscal 2008 Period average ticket price.

        On a 'comparable screen' basis (i.e., excluding the effects of the impact of week 53 and the inclusion of Consolidated Theatres during the Fiscal 2008 Period), attendance for the Fiscal 2008 period was approximately 226.0 million, a 7.0% decrease from the Fiscal 2007 Period and admissions revenues for the Fiscal 2008 period was approximately $1,740.2 million, a decrease of 3.6% from the Fiscal 2007 Period. These declines were primarily a result of the decline in attendance among the top tier films exhibited during the Fiscal 2008 Period, partially offset by a 3.6% increase in comparable screen average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a comparable screen basis was slightly greater than the industry's results for the Fiscal 2008 Period as compared to the Fiscal 2007 Period. We believe the greater than industry decline in admissions revenues on a comparable screen basis was primarily attributable to the Company's out-performance on top-tier films exhibited during the Fiscal 2007 Period, our less than industry average increase in ticket prices during the Fiscal 2008 Period and our less than industry average screen growth during the Fiscal 2008 Period.

        In addition, during the Fiscal 2008 Period, on a comparable screen basis, we experienced a decrease in total concessions revenues and a slight increase in other operating revenues. The decline in total concessions revenues on a comparable screen basis was primarily a result of the decrease in attendance discussed above during the Fiscal 2008 Period in comparison to the Fiscal 2007 Period. Average concessions revenues per patron during the Fiscal 2008 Period was positively impacted by price increases effected during the Fiscal 2008 Period. The increase in other operating revenues for the Fiscal 2008 Period was primarily attributable to increases in revenues related to unredeemed gift certificates and discount tickets, National CineMedia revenues and other theatre revenues.

        On a comparable screen basis, during the Fiscal 2008 Period, income from operations decreased $88.2 million, or 27.4%, from the Fiscal 2007 Period. The decrease in income from operations on a comparable screen basis during the Fiscal 2008 Period was primarily attributable to a reduction in admissions and concessions revenues, coupled with increases in certain operating expense items such as rent expense, other operating expenses, depreciation and amortization and net loss on disposal and impairment of operating assets, partially offset by increases in other operating revenues and reductions in film rental and advertising costs and cost of concessions. The Company reported net income of $72.5 million in the Fiscal 2008 Period compared to net income of $363.0 million in the Fiscal 2007 Period. Diluted earnings per share of Class A and Class B common stock was $0.47 in the Fiscal 2008 Period compared to $2.28 during the Fiscal 2007 Period. The decreases in net income and diluted earnings per share of Class A and Class B common stock were primarily due to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Fiscal 2007 Period IPO of NCM, Inc., the impact of a $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes, the $28.6 million gain ($17.2 million after related tax effects) recorded in connection with the sale of the Company's equity interest in Fandango, Inc. ("Fandango") during the Fiscal 2007 Period, a decrease in operating income and incremental interest expense, partially offset by the impact of incremental earnings recognized from National CineMedia described below.

        During the Fiscal 2008 Period, we continued to make progress with respect to the following strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2008 Period totaled approximately $184.2 million.

  •
  On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia, for a total net cash purchase price of approximately $209.3 million, subject to post-closing adjustments.

  •
  In addition to the acquisition of Consolidated Theatres during the Fiscal 2008 Period, we opened 9 new theatres with 126 screens, added 12 screens through expansion of existing theatres and closed 12 underperforming theatres with 125 screens, ending the Fiscal 2008 Period with 552 theaters and 6,801 screens.

  •
  Finally, we continue to embrace new technologies to enhance the movie-going experience and broaden our content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company. Through January 1, 2009, we operated 246 digital screens outfitted with digital projection systems and increased our digital 3D screen count to 168. During 2008, we announced an agreement with IMAX® to expand our IMAX® presence by agreeing to install a total of 52 IMAX® digital projection systems by the end of 2010. With the rollout of digital cinema, we expect to increase our total digital 3D screen count to approximately 1,500. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major studios.

        We are optimistic regarding the breadth of the 2009 film slate and the timing of the release schedule and share the view of a number of film studio executives who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2009 appears to be another year of high-profile releases such as Monsters vs. Aliens (3D), Hannah Montana: The Movie, X-Men Origins: Wolverine, Angels & Demons, Night at the Museum: Battle of the Smithsonian, Terminator Salvation, Up (3D), Transformers: Revenge of the Fallen, Ice Age: Dawn of the Dinosaurs (3D), Harry Potter and the Half-Blood Prince and Avatar (3D).

        We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $85 million to $100 million for fiscal 2009, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2009 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2009 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2008 Period, the Fiscal 2007 Period and the year ended December 28, 2006 ("Fiscal 2006 Period") (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2008 Period		Fiscal 2007 Period		Fiscal 2006 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,883.1	67.9%	$1,804.5	67.8%	$1,727.1	66.5%
Concessions	758.0	27.3	735.0	27.6	696.7	26.8
Other operating revenue	130.8	4.8	121.7	4.6	174.3	6.7

Total revenues	2,771.9	100.0	2,661.2	100.0	2,598.1	100.0
Operating expenses:
Film rental and advertising costs(1)	990.4	52.6	957.5	53.1	906.6	52.5
Cost of concessions(2)	106.6	14.1	103.8	14.1	104.8	15.0
Rent expense(3)	363.3	13.1	335.9	12.6	323.2	12.4
Other operating expenses(3)	739.9	26.7	692.3	26.0	669.5	25.8
General and administrative expenses (including share-based compensation of $5.7 million, $5.8 million and $8.6 million for the Fiscal 2008 Period, the Fiscal 2007 Period and the Fiscal 2006 Period, respectively)(3)	62.1	2.2	63.1	2.4	65.9	2.5
Depreciation and amortization(3)	202.3	7.3	183.4	6.9	197.1	7.6
Net (gain) loss on disposal and impairment of operating assets(3)	22.4	0.8	(0.9)	—	15.1	0.6
Equity in earnings of joint venture including former employee compensation(3)	0.5	—	3.9	0.1	7.4	0.3

Total operating expenses(3)	2,487.5	89.7	2,339.0	87.9	2,289.6	88.1

Income from operations(3)	284.4	10.3	322.2	12.1	308.5	11.9
Interest expense, net(3)	124.3	4.5	112.9	4.2	125.2	4.8
Loss on debt extinguishment(3)	70.5	2.5	—	—	39.2	1.5
Earnings recognized from NCM(3)	(32.9)	1.2	(18.6)	0.7	—	—
Gain on NCM transaction(3)	—	—	(350.7)	13.2	—	—
Gain on sale of Fandango interest(3)	(3.4)	0.1	(28.6)	1.1	—	—
Provision for income taxes(3)	50.8	1.8	242.9	9.1	57.7	2.2
Net income(3)	$72.5	2.6	$363.0	13.6	$86.3	3.3
Attendance	245.2	*	242.9	*	247.4	*
Average ticket price(4)	$7.68	*	$7.43	*	$6.98	*
Average concession per patron(5)	$3.09	*	$3.03	*	$2.82	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

Fiscal 2008 Period Compared to Fiscal 2007 Period

  Admissions

        During the Fiscal 2008 Period, total admissions revenues increased $78.6 million, or 4.4%, to $1,883.1 million, from $1,804.5 million for the Fiscal 2007 Period. The Fiscal 2008 Period results were favorably impacted by the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2007 Period. The additional week of operations was the week between Christmas and New Years, a traditionally high attendance and revenue week for the Company and the industry. The additional week of operations was significant in that it accounted for approximately 9.7 million attendees, or 4.0%, of the Fiscal 2008 Period total attendance and contributed to approximately $73.6 million, or 3.9%, of the Fiscal 2008 Period total admissions revenues. The Fiscal 2008 Period results were also bolstered by the addition of the 400 screens acquired with Consolidated Theatres on April 30, 2008 and 13 net screens added since the end of the Fiscal 2007 Period. The 400 screens acquired from Consolidated Theatres accounted for 9.5 million attendees, or 3.9%, of the Fiscal 2008 Period total attendance and contributed to approximately $69.3 million, or 3.7%, of the Fiscal 2008 Period total admissions revenues. These factors were largely offset by the impact of the decline in industry attendance during the Fiscal 2008 Period and as a result, total attendance for the Fiscal 2008 Period increased by approximately 0.9%. The Fiscal 2008 Period admissions revenues were also favorably impacted by a 3.4% increase in average ticket prices. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Fiscal 2008 Period were the primary drivers of the increase in our Fiscal 2008 Period average ticket price.

        On a comparable screen basis (i.e., excluding the effects of the impact of week 53 and the inclusion of Consolidated Theatres during the Fiscal 2008 Period), attendance for the Fiscal 2008 period was approximately 226.0 million, a 7.0% decrease from the Fiscal 2007 Period and admissions revenues for the Fiscal 2008 period was approximately $1,740.2 million, a decrease of 3.6% from the Fiscal 2007 Period. These declines were primarily a result of the decline in attendance among the top tier films exhibited during the Fiscal 2008 Period, partially offset by a 3.6% increase in comparable screen average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a comparable screen basis was slightly greater than the industry's results for the Fiscal 2008 Period as compared to the Fiscal 2007 Period. We believe the greater than industry decline in admissions revenues on a comparable screen basis was primarily attributable to the Company's out-performance on top-tier films exhibited during the Fiscal 2007 Period, our less than industry average increase in ticket prices during the Fiscal 2008 Period and our less than industry average screen growth during the Fiscal 2008 Period.

  Concessions

        During the Fiscal 2008 Period, total concessions revenues increased $23.0 million, or 3.1%, to $758.0 million, from $735.0 million for the Fiscal 2007 Period. On a comparable screen basis, total concessions revenues for the Fiscal 2008 Period declined by approximately $38.1 million, or 5.2% from the Fiscal 2007 Period. The decline in total concessions revenues on a comparable screen basis was primarily a result of the decrease in attendance discussed above during the Fiscal 2008 Period in comparison to the Fiscal 2007 Period. Average concessions revenues per patron during the Fiscal 2008 Period was positively impacted by price increases effected during the Fiscal 2008 Period.

  Other Operating Revenues

        Total other operating revenues increased $9.1 million, or 7.5%, to $130.8 million for the Fiscal 2008 Period, from $121.7 million for the Fiscal 2007 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. Such increase was primarily attributable to increases in revenues related to unredeemed gift certificates and discount tickets, National CineMedia revenues and other theatre revenues.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues decreased to 52.6% during the Fiscal 2008 Period as compared to 53.1% in the Fiscal 2007 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Fiscal 2008 Period and a decline in advertising expense during the period.

  Cost of Concessions

        Cost of concessions increased $2.8 million, or 2.7%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period. Cost of concessions as a percentage of revenues for the Fiscal 2008 Period were consistent with that of the Fiscal 2007 Period. On a comparable screen basis, cost of concessions declined $5.8 million, or 5.6%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period. On a comparable screen basis, the decrease in cost of concessions during the Fiscal 2008 Period was primarily related to a change in a vendor marketing program, price increases in our concession products effected during the Fiscal 2008 Period, partially offset by slightly higher food costs. On a comparable screen basis, cost of concessions as a percentage of revenues for the Fiscal 2008 Period were consistent with that of the Fiscal 2007 Period.

  Rent Expense

        During the Fiscal 2008 Period, rent expense increased $27.4 million, or 8.2%, to $363.3 million, from $335.9 million in the Fiscal 2007 Period. Such increase was primarily due to the inclusion of Consolidated Theatres during Fiscal 2008 Period. On a comparable screen basis, rent expense increased $6.5 million, or 1.9% during the Fiscal 2008 Period as compared to the Fiscal 2007 Period. On a comparable screen basis, the increase in rent expense in the Fiscal 2008 Period was primarily attributable to general inflationary increases and to a lesser extent, incremental rent from the inclusion of 13 net screens added since the end of the Fiscal 2007 Period.

  Other Operating Expenses

        Other operating expenses increased $47.6 million, or 6.9%, to $739.9 million in the Fiscal 2008 Period, from $692.3 million in the Fiscal 2007 Period. Such increase was primarily due to the impact of the fifty-three weeks of operations and the inclusion of Consolidated Theatres during the Fiscal 2008 Period. On a comparable screen basis, during the Fiscal 2008 Period, other operating expenses increased $10.3 million, or 1.5%, from the Fiscal 2007 Period. The increase in other operating expenses on a comparable screen basis during the Fiscal 2008 Period was primarily attributable to increases in non-rent occupancy and other fixed costs.

  General and Administrative Expenses

        General and administrative expenses decreased $1.0 million, or 1.6%, to $62.1 million during the Fiscal 2008 Period as compared to $63.1 million in the Fiscal 2007 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.2% during the Fiscal 2008 Period as compared to 2.4% in the Fiscal 2007 Period. The slight decrease in general and administrative expenses during the Fiscal 2008 Period was primarily attributable to a reduction of legal and professional fees and share-based compensation expense during the period.

  Depreciation and Amortization

        For the Fiscal 2008 Period, depreciation and amortization expense increased $18.9 million, or 10.3%, to $202.3 million, from $183.4 million in the Fiscal 2007 Period. Such increase was primarily due to the impact of the fifty-three weeks of operations and the inclusion of Consolidated Theatres during the Fiscal 2008 Period. On a comparable screen basis, depreciation and amortization expense increased $4.3 million, or 2.3%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period. On a comparable screen basis, the increase in depreciation and amortization expense during the Fiscal 2008 Period was primarily related to the replacement of existing older screens with newer screens.

  Income from Operations

        Income from operations totaled $284.4 million during the Fiscal 2008 Period, which represents a decrease of $37.8 million, or 11.7%, from $322.2 million in the Fiscal 2007 Period. On a comparable screen basis, during the Fiscal 2008 Period, income from operations decreased $88.2 million, or 27.4%, from the Fiscal 2007 Period. On a comparable screen basis, the decrease in income from operations during the Fiscal 2008 Period was primarily attributable to a reduction in admissions and concessions revenues, coupled with increases in certain operating expense items such as rent expense, other operating expenses, depreciation and amortization and net loss on disposal and impairment of operating assets, partially offset by increases in other operating revenues and reductions in film rental and advertising costs and cost of concessions.

  Interest Expense, net

        During the Fiscal 2008 Period, net interest expense increased $11.4 million, or 10.1%, to $124.3 million, from $112.9 million in the Fiscal 2007 Period. The increase in net interest expense during the Fiscal 2008 Period was principally due to less interest income ($6.3 million and $19.5 million, respectively, for the Fiscal 2008 Period and Fiscal 2007 Period) from a lower average cash balance outstanding as a result of the $209.3 million acquisition of Consolidated Theatres and incremental interest expense from the issuance of the $200.0 million 6 1/4% Convertible Senior Notes, partially offset by a lower effective interest rate on our term facility under the Amended Senior Credit Facility (the "Term Facility") during the Fiscal 2008 Period.

  Earnings Recognized from NCM

        The Company recorded $33.1 million and $18.6 million, respectively, in cash distributions from National CineMedia during the Fiscal 2008 Period and Fiscal 2007 Period. Approximately $2.8 million of these cash distributions received during the year ended January 1, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of "Earnings recognized from NCM" in the consolidated financial statements. In addition, during the Fiscal 2008 Period, the Company recorded an additional $2.6 million of equity earnings with respect to additional investments in National CineMedia during such period. As a result, during the Fiscal 2008 Period and the Fiscal 2007 Period, the Company recognized $32.9 million and $18.6 million, respectively, of earnings from National CineMedia.

        During the first fiscal quarter of 2007, the Company recorded a loss of $2.0 million, representing its pre-IPO share of the net loss of National CineMedia. Such amounts are presented as a component of "Equity in earnings of joint venture including former employee compensation" in the consolidated financial statements.

  Income Taxes

        The provision for income taxes of $50.8 million and $242.9 million for the Fiscal 2008 Period and the Fiscal 2007 Period, respectively, reflect effective tax rates of approximately 41.2% and 40.1%, respectively. The increase in the effective tax rate for the Fiscal 2008 Period was primarily attributable to the state tax effects of the $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes. The effective tax rates for the Fiscal 2008 Period and the Fiscal 2007 Period reflect the impact of certain non-deductible expenses.

  Net Income

        During the Fiscal 2008 Period, net income totaled $72.5 million, which represents a decrease of $290.5 million, from net income of $363.0 million in the Fiscal 2007 Period. The decrease in net income for the Fiscal 2008 Period as compared to the Fiscal 2007 Period was primarily attributable to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Fiscal 2007 Period IPO of NCM, Inc., the impact of a $70.5 million loss ($44.1 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes, the $28.6 million gain ($17.2 million after related tax effects) recorded in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period, a decrease in operating income and incremental interest expense, partially offset by the impact of incremental earnings recognized from National CineMedia described above.

Fiscal 2007 Period Compared to Fiscal 2006 Period

  Admissions

        Total admissions revenues increased $77.4 million during the Fiscal 2007 Period, or 4.5%, to $1,804.5 million, from $1,727.1 million for the Fiscal 2006 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and a favorable mix of film product exhibited during the Fiscal 2007 Period were the primary drivers of a 6.4% increase in our average ticket price and led to the increase in admissions revenues despite a 1.8% decline in attendance. We believe that the decline in attendance was primarily a result of a lack of breadth in the Fiscal 2007 Period film slate. Based on our review of certain industry sources, the increase in our admissions revenues was in line with the industry's results for the Fiscal 2007 Period as compared to the Fiscal 2006 Period.

  Concessions

        During the Fiscal 2007 Period, total concessions revenues increased $38.3 million, or 5.5%, to $735.0 million, from $696.7 million for the Fiscal 2006 Period. The increase in concessions revenues in the Fiscal 2007 Period was due to a 7.4% increase in average concessions per patron, partially offset by the aforementioned Fiscal 2007 Period decrease in attendance. The growth in average concessions revenues per patron for the Fiscal 2007 Period was primarily attributable to price increases, concession-friendly films exhibited during the Fiscal 2007 Period, such as Spider-Man 3, Transformers, Pirates of the Caribbean: At World's End, Shrek the Third, Harry Potter & the Order of The Phoenix and Ratatouille, and a favorable mix of concession products sold during the Fiscal 2007 Period.

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

  Net Income

        During the Fiscal 2007 Period, net income totaled $363.0 million, which represents an increase of $276.7 million, from $86.3 million in the Fiscal 2006 Period. The increase in net income for the Fiscal 2007 Period was primarily attributable to an increase in operating income as described above, a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), a $28.6 million gain ($17.2 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango (see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), the impact of earnings recognized from NCM, a reduction of net interest expense, and the impact of a $37.0 million loss ($22.2 million after related tax effects) on debt extinguishment recorded in the Fiscal 2006 Period in connection with conversions of a portion of the Company's 3 3/4% Convertible Senior Notes.

Cash Flows

        See Note 2 under "Reclassifications" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of a reclassification of certain items originally presented as cash flows provided by operating activities during the Fiscal 2007 Period which have been reclassified as cash flows provided by investing activities herein to conform to the Fiscal 2008 Period presentation. Such reclassification for the Fiscal 2007 Period is also reflected in the discussion in "EBITDA" below. The following table summarizes certain cash flow data for the Fiscal 2008 Period, the Fiscal 2007 Period and the Fiscal 2006 Period:

	Fiscal 2008 Period	Fiscal 2007 Period	Fiscal 2006 Period
	(in millions)
Net cash provided by operating activities	$270.9	$453.4	$304.4
Net cash (used in) provided by investing activities	(338.5)	299.8	(151.7)
Net cash used in financing activities	(197.4)	(480.2)	(186.8)

Net increase (decrease) in cash and cash equivalents	$(265.0)	$273.0	$(34.1)

  Fiscal 2008 Period Compared to Fiscal 2007 Period

        Net cash flows provided by operating activities decreased by approximately $182.5 million to approximately $270.9 million for the Fiscal 2008 Period from approximately $453.4 million for the Fiscal 2007 Period. The decrease in net cash flows generated from operating activities for the Fiscal 2008 Period was primarily attributable to the transactions completed in the Fiscal 2007 Period in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion). These transactions resulted in approximately $100.1 million of net cash provided by operating activities in the Fiscal 2007 Period. In addition to the changes in cash flows related to the IPO of NCM, Inc., the timing of other Fiscal 2008 Period vendor payments negatively impacted cash flows from operating activities.

        Net cash flows used in investing activities totaled approximately $338.5 million for the Fiscal 2008 Period compared to cash flows provided by investing activities of approximately $299.8 million for the Fiscal 2007 Period. Contributing to the increase in cash flows used in investing activities was the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period, incremental capital expenditures of approximately $17.3 million coupled with fewer proceeds from the disposition of assets of approximately $37.0 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period, the impact of $315.1 million of proceeds received in connection with the redemption of preferred units of

NCM during the Fiscal 2007 Period, the impact of $32.2 million of proceeds from the sale of NCM common units to NCM, Inc. during the Fiscal 2007 Period and the impact of the $28.6 million of proceeds received in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period.

        Net cash flows used in financing activities were approximately $197.4 million for the Fiscal 2008 Period compared to cash flows used in financing activities of approximately $480.2 million for the Fiscal 2007 Period. The net decrease in cash flows used in financing activities during the Fiscal 2008 Period was primarily attributable to a $300.9 million reduction of dividends paid to shareholders during the Fiscal 2008 Period as compared to the Fiscal 2007 Period, the proceeds received in connection with the issuance of $200.0 million 6 1/4% Convertible Senior Notes during the Fiscal 2008 Period, partially offset by net cash used to redeem approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes, net cash used in connection with the 2008 Convertible Note hedge and warrant transactions during the Fiscal 2008 Period, fewer proceeds from stock option exercises and fewer excess tax benefits from share-based payment arrangements during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

  Fiscal 2007 Period Compared to Fiscal 2006 Period

        Net cash flows provided by operating activities increased by approximately $149.0 million to approximately $453.4 million for the Fiscal 2007 Period from approximately $304.4 million for the Fiscal 2006 Period. The increase in net cash flows generated from operating activities for the Fiscal 2007 Period was primarily attributable to the transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion). These transactions resulted in an increase in net cash provided by operating activities for the Fiscal 2007 Period of approximately $100.1 million (proceeds of $281.0 million offset by Federal and state tax payments of $180.9 million). The components of the $100.1 million increase in net cash provided by operating activities related to the transactions completed in connection with the NCM, Inc. IPO include an increase in net income of approximately $209.0 million, an increase in deferred revenue of approximately $281.0 million and an increase in other liabilities of $5.7 million offset by a gain of approximately $350.7 million and a deferred tax benefit of $44.9 million. In addition to the changes in cash flows related to the IPO of NCM, Inc., the increase in net income and the timing of other Fiscal 2007 vendor payments positively impacted cash flows from operating activities and resulted in a $149.0 million increase in net cash provided by operating activities for the Fiscal 2007 Period.

        Net cash flows provided by investing activities totaled approximately $299.8 million for the Fiscal 2007 Period compared to cash flows used in investing activities of approximately $151.7 million for the Fiscal 2006 Period. Contributing to the increase in cash flows provided by investing activities was $315.1 million of proceeds received in connection with the redemption of preferred units of NCM during the Fiscal 2007 Period, $32.2 million of proceeds from the sale of NCM common units to NCM, Inc. during the Fiscal 2007 Period, $28.6 million of proceeds received in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period and incremental proceeds from the disposition of assets of approximately $33.5 million during the Fiscal 2007 Period as compared to the Fiscal 2006 Period. In addition, the Fiscal 2006 Period included cash used for acquisitions totaling approximately $34.1 million.

        Net cash flows used in financing activities were approximately $480.2 million for the Fiscal 2007 Period compared to cash flows used in financing activities of approximately $186.8 million for the Fiscal 2006 Period. The net increase in cash flows used in financing activities during the Fiscal 2007 Period was primarily attributable to $305.5 million of incremental dividends paid to shareholders (including an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate) during the Fiscal 2007 Period as compared to the Fiscal 2006 Period, coupled with a $140.4 million reduction in borrowings from the Regal Cinemas senior credit facility during the Fiscal 2007 Period, partially offset by less net cash used to settle conversions of the Company's 3 3/4% Convertible Senior Notes and greater excess tax benefits from share-based payment arrangements during the Fiscal 2007 Period as compared to the Fiscal 2006 Period.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6 1/4% Convertible Senior Notes.

        Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within twelve months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income and cash flows from operating activities less cash flows from investing and financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

        We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company's theatre facilities (including digital 3D and IMAX® screens) and replacing equipment. The costs of implementing digital projection in our theatres will be substantially funded by DCIP. DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $85.0 million to $100.0 million in fiscal year 2009, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2008 Period, we invested approximately $131.7 million in capital expenditures.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCH, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. The Company used the remaining net cash proceeds along with additional cash on hand for the acquisition of Consolidated Theatres as more fully described below and in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        During the year ended December 27, 2007, the Company sold its equity interest in Fandango for proceeds of $28.6 million. As a result of this transaction, the Company recognized a gain on the sale of approximately $28.6 million ($17.2 million after tax). In addition, during the year ended January 1, 2009, the Company received an additional $3.4 million of sale proceeds related to Fandango. Accordingly, the Company recognized an additional gain of $3.4 million ($2.0 million after tax) during the year ended January 1, 2009. In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million. This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six-year term of the amendment.

        On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying consolidated balance sheet as of January 1, 2009. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of the 3 3/4% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during fiscal 2008. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. As a result of these conversions, the Company recorded an additional $17.7 million loss on debt extinguishment during fiscal 2008. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. As described more fully in Note 3 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K, during fiscal 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court appointed trustee has been selected to attempt to sell the last of the four theatres. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this acquisition.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. In addition, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of January 1, 2009.

        Regal Cinemas maintains its Amended Senior Credit Facility, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of up to $100.0 million. Due to the of recent bankruptcy filings by Lehman and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during fiscal 2008. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011. Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

        As of January 1, 2009, we had approximately $1,661.8 million aggregate principal amount outstanding under the Term Facility, $200.0 million aggregate principal amount outstanding under the 6 1/4% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of January 1, 2009, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $92.3 million available for drawing under the Revolving Facility.

        Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $184.2 million in the aggregate, during the Fiscal 2008 Period. Further, on January 21, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 17, 2009, to stockholders of record on March 5, 2009. This dividend reflects a $0.12 per share reduction from our last quarterly cash dividend of $0.30 per share declared on October 23, 2008. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $449.9 million, $902.2 million and $466.3 million for the Fiscal 2008 Period, the Fiscal 2007 Period and the Fiscal 2006 Period, respectively. The net decrease in EBITDA in the Fiscal 2008 Period from the Fiscal 2007 Period was primarily attributable to the $350.7 million gain recorded in the Fiscal 2007 Period resulting from transactions completed in connection with the IPO of NCM, Inc. (see Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), the impact of a $70.5 million loss on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes, the $28.6 million gain in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period and a decline in operating income during the Fiscal 2008 Period, partially offset by the incremental earnings recognized from National CineMedia. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this annual report on Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets' analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2008 Period	Fiscal 2007 Period	Fiscal 2006 Period
EBITDA	$449.9	$902.2	$466.3
Interest expense, net	(124.3)	(112.9)	(125.2)
Provision for income taxes	(50.8)	(242.9)	(57.7)
Deferred income taxes	(18.4)	(4.4)	(19.8)
Gain on sale of Fandango interest	(3.4)	(28.6)	—
Changes in operating assets and liabilities	(92.1)	271.8	(40.6)
Loss on debt extinguishment	70.5	—	39.2
Gain on NCM transaction	—	(350.7)	—
Other items, net	39.5	18.9	42.2

Net cash provided by operating activities	$270.9	$453.4	$304.4

 Contractual Cash Obligations and Commitments

        The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of January 1, 2009, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,913.6	$17.1	$230.0	$1,666.5	$—
Future interest on debt obligations(2)	451.5	108.4	179.0	164.1	—
Capital lease obligations, including interest(3)	27.2	3.4	6.8	6.8	10.2
Lease financing arrangements, including interest(3)	140.7	13.6	27.6	27.7	71.8
Purchase commitments(4)	57.5	40.3	17.2	—	—
Operating leases(5)	3,875.1	352.6	696.0	659.8	2,166.7
FIN 48 liabilities(6)	0.5	—	0.5	—	—
Other long term liabilities	9.1	4.6	3.7	0.6	0.2

Total	$6,475.2	$540.0	$1,160.8	$2,525.5	$2,248.9

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$95.0	$—	$95.0	$—	$—

(1)
These amounts are included on our consolidated balance sheet as of January 1, 2009. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters. Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $961.8 million of variable interest rate borrowings under the Term Facility, $200.0 million outstanding under the 6 1/4% Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $0.3 million of other debt obligations) are based on the stated fixed rate or in the case of the $961.8 million of variable interest rate borrowings under the Term Facility, the current interest rate as of January 1, 2009 (3.21%). Future interest payments on the Company's hedged indebtedness as of January 1, 2009 (the remaining $700.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of January 1, 2009 (1.75%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2009. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.19%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures to which we were committed as of January 1, 2009, including improvements associated with existing theatres, the construction of new theatres and the estimated cost of ADA related betterments.

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

(6)
These amounts are included on our consolidated balance sheet as of January 1, 2009 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $24.9 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)
In addition, as of January 1, 2009, Regal Cinemas had approximately $92.3 million available for drawing under the $95.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of the date of this annual report on Form 10-K.

Category	Moody's	Standard and Poor's
Regal 6 1/4% Convertible Senior Notes	B2	B+
Regal Cinemas Amended Senior Credit Facility	Ba3	B+

Debt Obligations

        On October 27, 2006, Regal Cinemas entered into its Amended Senior Credit Facility which consisted of the Term Facility in an aggregate principal amount of $1,700.0 million and a Revolving Facility in an aggregate principal amount of up to $100.0 million. Due to the of recent bankruptcy filings by Lehman and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during fiscal 2008. For a detailed summary of the material terms of our Amended Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009. For information regarding our other material debt instruments, including our 6 1/4% Convertible Senior Notes and Regal Cinemas' Senior Subordinated Notes, please see the information under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Interest Rate Swaps

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. On October 3, 2008, an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations effectively terminated as more fully described below.

        Under the terms of the remaining three interest rate swap agreements (which hedge an aggregate of approximately $700.0 million of variable rate debt obligations as of January 1, 2009), Regal Cinemas pays interest at various fixed rates ranging from 4.15% to 4.994% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $700.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

        On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under SFAS 133. For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the fiscal quarter ended January 1, 2009, the Company released a portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. The Company is in the process of determining a final termination value associated with the interest rate swap, but does not expect the termination value to be materially different from the current liability recorded (approximately $2.1 million) as of January 1, 2009.

        As of January 1, 2009, the aggregate fair value of the remaining three interest rate swaps was determined to be approximately $(14.2) million, which has been recorded as a component of Accrued Expenses with a corresponding amount of $(8.7) million, net of tax, recorded to Accumulated Other Comprehensive Loss" These interest rate swaps exhibited no ineffectiveness for the years ended January 1, 2009, December 27, 2007 and December 28, 2006.

        Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

Sale-Leaseback Transactions

        For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

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

  •
  SFAS 142, "Goodwill and Other Intangible Assets" specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2008, fiscal 2007 and fiscal 2006, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office performance, which is determined by a film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, there were no significant changes in our film cost estimation and settlement procedures.

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

    For the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2009, consolidated depreciation and amortization expense was $202.3 million, representing 7.3% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $13.8 million or 6.8%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $16.0 million or 7.9%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. With the exception of valuation allowances recorded relative to pre-acquisition periods, decreases in the valuation allowance generally result in a decrease in the provision for income taxes. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relates to pre-acquisition periods, goodwill would be reduced to the extent of such excess or recorded goodwill, as appropriate (see Note 2 under "Recent Accounting Pronouncements" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).

    Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the tax authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of Financial Accounting Standards

    Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Although we believe that our tax return positions are fully supportable, in accordance with FIN 48, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. With the exception of tax benefits realized relative to changes in pre-acquisition uncertain tax positions, any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made (see Note 2 under "Recent Accounting Pronouncements" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).

    For fiscal 2008, our provision for income taxes was $50.8 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 41.2% to 42.2% would have increased the current year income tax provision by approximately $1.2 million.

Quarterly Results

        The Company's consolidated financial statements for fiscal 2008 include the results of operations of the 28 theatres acquired from Consolidated Theatres on April 30, 2008 for the period subsequent to the date of acquisition. The acquisition of Consolidated Theatres is described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from such date of the results of operations of the Consolidated Theatres acquisition and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended January 1, 2009. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included elsewhere in this Form 10-K.

	Jan. 1, 2009(1)	Sept. 25, 2008	June 26, 2008	March 27, 2008	Dec. 27, 2007	Sept. 27, 2007	June 28, 2007		March 29, 2007
	In millions (except per share data)
Total revenues	$711.7	$757.6	$675.8	$626.8	$599.9	$752.9	$683.4		$625.0
Income from operations	71.4	75.7	64.7	72.6	56.8	117.4	83.0		65.0
Net income (loss)	30.1	31.6	13.8	(3.0)	23.2	58.0	52.7		229.1
Diluted earnings (loss) per share	0.20	0.21	0.09	(0.02)	0.15	0.36	0.33		1.46
Dividends per common share	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$2.30	(2)	$0.30

(1)
The fiscal quarter ended January 1, 2009 was comprised of 14 weeks.

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

        During 2004 and 2005, Regal Cinemas entered into five distinct hedging relationships via five separate interest rate swap agreements with final maturity terms ranging from three to five years for the purpose of hedging an aggregate of approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each and require Regal Cinemas to pay interest at a fixed rate of 4.944% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. On October 3, 2008, an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations effectively terminated. Under the terms of the remaining three interest rate swap agreements (which hedge an aggregate of approximately $700.0 million of variable rate debt obligations as of January 1, 2009), Regal Cinemas pays interest at various fixed rates ranging from 4.15%—4.994% and receives interest at a variable rate based on the 3-month LIBOR. Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

        As of January 1, 2009 and December 27, 2007, borrowings of $1,661.8 million and $1,683.0 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 4.42% (as of January 1, 2009) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of January 1, 2009, would increase or decrease interest expense by $7.4 million for the fiscal year ended January 1, 2009.

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

        Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of January 1, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of January 1, 2009.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of January 1, 2009, as stated in their report which is included herein.

/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer (Principal Executive Officer)	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group as of January 1, 2009 and December 27, 2007, and the related consolidated statements of income, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 1, 2009. We also have audited Regal Entertainment Group's internal control over financial reporting as of January 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group as of January 1, 2009 and December 27, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of January 1, 2009, based on criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/ KPMG LLP

Nashville, TN
February 27, 2009

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	January 1, 2009	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170.2	$435.2
Trade and other receivables, net	73.2	73.5
Inventories	8.3	8.1
Prepaid expenses and other current assets	6.1	7.1
Assets held for sale	0.9	1.6
Deferred income tax asset	14.8	—

TOTAL CURRENT ASSETS	273.5	525.5
PROPERTY AND EQUIPMENT:
Land	118.6	121.8
Buildings and leasehold improvements	1,911.5	1,701.6
Equipment	974.5	886.5
Construction in progress	14.1	24.2

Total property and equipment	3,018.7	2,734.1
Accumulated depreciation and amortization	(1,082.2)	(912.5)

TOTAL PROPERTY AND EQUIPMENT, NET	1,936.5	1,821.6
GOODWILL	178.8	181.7
INTANGIBLE ASSETS, NET	15.5	—
DEFERRED INCOME TAX ASSET	81.7	64.0
OTHER NON-CURRENT ASSETS	113.5	42.1

TOTAL ASSETS	$2,599.5	$2,634.9

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$23.4	$146.5
Accounts payable	162.0	183.0
Accrued expenses	77.8	54.7
Deferred revenue	95.6	113.9
Interest payable	7.4	28.9
Deferred income tax liability	—	0.5

TOTAL CURRENT LIABILITIES	366.2	527.5
LONG-TERM DEBT, LESS CURRENT PORTION	1,896.5	1,718.2
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	77.2	81.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	17.3	19.0
NON-CURRENT DEFERRED REVENUE	339.9	279.8
OTHER NON-CURRENT LIABILITIES	144.1	127.4

TOTAL LIABILITIES	2,841.2	2,753.7
MINORITY INTEREST	(0.4)	0.5
STOCKHOLDERS' DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 129,801,284 and 129,518,587 shares issued and outstanding at January 1, 2009 and December 27, 2007, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at January 1, 2009 and December 27, 2007	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(256.1)	(160.4)
Retained earnings	24.6	42.6
Accumulated other comprehensive loss, net	(9.9)	(1.6)

TOTAL STOCKHOLDERS' DEFICIT	(241.3)	(119.3)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,599.5	$2,634.9

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
REVENUES:
Admissions	$1,883.1	$1,804.5	$1,727.1
Concessions	758.0	735.0	696.7
Other operating revenue	130.8	121.7	174.3

TOTAL REVENUES	2,771.9	2,661.2	2,598.1
OPERATING EXPENSES:
Film rental and advertising costs	990.4	957.5	906.6
Cost of concessions	106.6	103.8	104.8
Rent expense	363.3	335.9	323.2
Other operating expenses	739.9	692.3	669.5
General and administrative expenses (including share-based compensation of $5.7, $5.8 and $8.6 for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively)	62.1	63.1	65.9
Depreciation and amortization	202.3	183.4	197.1
Net loss (gain) on disposal and impairment of operating assets	22.4	(0.9)	15.1
Equity in earnings of joint venture including former employee compensation	0.5	3.9	7.4

TOTAL OPERATING EXPENSES	2,487.5	2,339.0	2,289.6

INCOME FROM OPERATIONS	284.4	322.2	308.5
OTHER EXPENSE (INCOME):
Interest expense, net	124.3	112.9	125.2
Loss on extinguishment of debt	70.5	—	39.2
Earnings recognized from NCM	(32.9)	(18.6)	—
Gain on NCM transaction	—	(350.7)	—
Gain on sale of Fandango interest	(3.4)	(28.6)	—
Minority interest in earnings of consolidated subsidiaries and other	2.6	1.3	0.1

TOTAL OTHER EXPENSE (INCOME), NET	161.1	(283.7)	164.5

INCOME BEFORE INCOME TAXES	123.3	605.9	144.0
PROVISION FOR INCOME TAXES	50.8	242.9	57.7

NET INCOME	$72.5	$363.0	$86.3

EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.47	$2.39	$0.58
Diluted	$0.47	$2.28	$0.56
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	152,849	151,876	149,019
Diluted	153,742	159,474	155,124
Dividends declared per common share	$1.20	$3.20	$1.20

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)			Accumulated Other Comprehensive Income (Loss)
						Retained Earnings	Deferred Stock Compensation
	Shares	Amount	Shares	Amount					Total
Balances, December 29, 2005	63.4	$—	84.0	$0.1	$(22.5)	$44.6	$(4.4)	$12.1	$29.9
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	1.5	1.5
Net income	—	—	—	—	—	86.3	—	—	86.3

Total comprehensive income	—	—	—	—	—	—	—	—	87.8
Conversion of Class B shares into Class A shares	60.0	0.1	(60.0)	(0.1)	—	—	—	—	—
Adoption of SFAS No. 123-R	—	—	—	—	(4.4)	—	4.4	—	—
Share-based compensation expense	—	—	—	—	8.6	—	—	—	8.6
Exercise of stock options	2.8	—	—	—	16.1	—	—	—	16.1
Tax benefit from exercise of stock options and other	—	—	—	—	14.1	—	—	—	14.1
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Impact attributable to 3 3/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	0.9	—	—	—	0.9
Cash dividends declared, $0.30 per share	—	—	—	—	(78.9)	(100.7)	—	—	(179.6)

Balances, December 28, 2006	126.4	0.1	24.0	—	(66.1)	30.2	—	13.6	(22.2)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	(15.2)	(15.2)
Net income	—	—	—	—	—	363.0	—	—	363.0

Total comprehensive income	—	—	—	—	—	—	—	—	347.8
Conversion of Class B shares into Class A shares	0.2	—	(0.2)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5.6	—	—	—	5.6
Exercise of stock options	2.7	—	—	—	15.6	—	—	—	15.6
Tax benefit from exercise of stock options and other	—	—	—	—	15.3	—	—	—	15.3
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Impact attributable to 3 3/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $2.0 per share	—	—	—	—	(89.4)	(212.6)	—	—	(302.0)
Adoption of FIN 48	—	—	—	—	—	3.7	—	—	3.7
Cash dividends declared, $0.30 per share	—	—	—	—	(41.4)	(141.7)	—	—	(183.1)

Balances, December 27, 2007	129.5	0.1	23.8	—	(160.4)	42.6	—	(1.6)	(119.3)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	—	(8.3)	(8.3)
Net income	—	—	—	—	—	72.5	—	—	72.5

Total comprehensive income	—	—	—	—	—	—	—	—	64.2
Share-based compensation expense	—	—	—	—	5.5	—	—	—	5.5
Exercise of stock options	0.1	—	—	—	0.5	—	—	—	0.5
Tax benefit from exercise of stock options and other	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Impact attributable to 3 3/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	(6.6)	—	—	—	(6.6)
Tax impact attributable to 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	4.7	—	—	—	4.7
Net payment on 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	(6.6)	—	—	—	(6.6)
Cash dividends declared, $0.30 per share	—	—	—	—	(93.7)	(90.5)	—	—	(184.2)

Balances, January 1, 2009	129.8	$0.1	23.8	$—	$(256.1)	$24.6	$—	$(9.9)	$(241.3)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72.5	$363.0	$86.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.3	183.4	197.1
Share-based compensation expense	5.7	5.8	8.6
Change in fair value of interest rate swap	(0.5)	—	—
Minority interest in earnings of consolidated subsidiaries	(0.3)	1.3	0.1
Deferred income tax benefit	(18.4)	(4.4)	(19.8)
Net loss (gain) on disposal and impairment of operating assets	22.4	(0.9)	15.1
Equity in earnings of non-consolidated entities	0.7	—	—
Equity in earnings of joint venture including former employee compensation	0.5	3.9	7.4
Excess cash distribution on additional shares in NCM	2.8	—	—
Gain on sale of Fandango interest	(3.4)	(28.6)	—
Gain on NCM transaction	—	(350.7)	—
Loss on extinguishment of debt	70.5	—	39.2
Non-cash rent expense	8.2	8.8	11.0
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	(22.0)	9.2	(3.5)
Inventories	0.4	—	(0.2)
Prepaid expenses and other assets	10.7	0.8	5.6
Accounts payable	(23.5)	15.0	(13.2)
Income taxes payable	(4.0)	(44.4)	(26.5)
Deferred revenue	(27.2)	294.3	—
Accrued expenses and other liabilities	(26.5)	(3.1)	(2.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	270.9	453.4	304.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131.7)	(114.4)	(124.7)
Proceeds from disposition of assets	3.6	40.6	7.1
Cash used for acquisitions, net of cash acquired	(209.3)	—	(34.1)
Proceeds from sale of Fandango interest	3.4	28.6	—
Distributions (to) from partnership	(0.5)	0.3	—
Investment in DCIP	(4.0)	(1.5)	—
Proceeds from redemption of preferred units of NCM	—	315.1	—
Proceeds from sale of NCM common units to NCM, Inc.	—	32.2	—
Purchase of partnership interests, net of cash acquired	—	(1.1)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(338.5)	299.8	(151.7)

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in millions)

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(184.2)	(485.1)	(179.6)
Proceeds from stock option exercises	0.5	15.6	16.1
Net payments on long term obligations	(27.0)	(22.5)	(20.6)
Proceeds from issuance of 6 1/4% Convertible Senior Notes	200.0	—	—
Net cash paid for 6 1/4% Convertible Senior Notes convertible note hedge and warrant	(6.6)	—	—
Cash used to redeem 3 3/4% Convertible Senior Notes	(194.1)	(0.1)	(152.1)
Excess tax benefits from share-based payment arrangements	0.2	14.6	13.0
Payment of debt acquisition costs and other	(5.1)	(2.3)	(21.9)
Net proceeds from 3 3/4% Convertible Senior Notes hedge and warrant	18.9	—	17.9
Payment of bankruptcy claims and liabilities	—	(0.4)	—
Proceeds from Regal Cinemas Amended Senior Credit Facility	—	—	140.4

NET CASH USED IN FINANCING ACTIVITIES	(197.4)	(480.2)	(186.8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(265.0)	273.0	(34.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	435.2	162.2	196.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$170.2	$435.2	$162.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$93.8	$271.2	$94.0

Cash paid for interest	$145.0	$127.7	$123.1

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Additional investment in NCM	$73.4	$—	$—

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2009, December 27, 2007 and December 28, 2006

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, RCM, Hoyts and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,801 screens in 552 theatres in 39 states and the District of Columbia as of January 1, 2009. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

        In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

        In March 2005, Regal and AMC Entertainment Inc. ("AMC") announced the combination of the operations of RCM and AMC's subsidiary, National Cinema Network, Inc. ("NCN"), into a new joint venture company known as National CineMedia, LLC ("National CineMedia"). In July 2005, Cinemark, Inc. ("Cinemark"), through a wholly owned subsidiary, acquired an interest in National CineMedia. On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007. As discussed further in Note 4—"Investment in National CineMedia, LLC," as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the year ended December 27, 2007.

        On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company's cumulative cash investment in DCIP totaled approximately $5.5 million as of January 1, 2009. Such investment is included as a component of "Other Non-current Assets" in the accompanying consolidated balance sheets. We account for our investment in DCIP following the equity method of accounting. For the year ended January 1, 2009,

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

1. THE COMPANY AND BASIS OF PRESENTATION (Continued)

the Company recorded a loss of $3.2 million representing its share of the net loss of DCIP. Such loss is presented as a component of "Minority interest in earnings of consolidated subsidiaries and other."

        On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes"). Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying consolidated balance sheet as of January 1, 2009. See Note 5—"Debt Obligations" for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal's 3 3/4% Convertible Senior Notes due May 15, 2008 (the "3 3/4% Convertible Senior Notes"), in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the year ended January 1, 2009. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International ("Credit Suisse") attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 5—"Debt Obligations." Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. As a result of these conversions, the Company recorded an additional $17.7 million loss on debt extinguishment during the year ended January 1, 2009. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 5—"Debt Obligations" for further discussion of this transaction.

        On April 30, 2008, the Company acquired Consolidated Theatres Holdings, G.P. ("Consolidated Theatres"), which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice ("DOJ"), which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the year ended January 1, 2009, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court appointed trustee has been selected to attempt to sell the last of the four theatres. See Note 3—"Acquisition" for further discussion of this transaction.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

1. THE COMPANY AND BASIS OF PRESENTATION (Continued)

        As described more fully in Note 4—"Investment in National CineMedia, LLC," on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of January 1, 2009.

        During the year ended January 1, 2009, Regal paid four quarterly cash dividends of $0.30 on each outstanding share of the Company's Class A and Class B common stock, or approximately $184.2 million in the aggregate.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, or when redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At January 1, 2009, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized.

        The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended January 1, 2009 and December 27, 2007, the Company capitalized approximately $26.6 million and $10.0 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theater locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

        The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

        As of January 1, 2009 and December 27, 2007, included in property and equipment is $105.2 million of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $42.5 million and $36.8 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including intangible assets and investments in non-consolidated entities described below, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $22.4 million, $6.8 million and $13.6 million for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.

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

        The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because our leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of our leases, in our view, to consider that our lease renewal options are reasonably assured of being exercised and therefore, we generally consider the initial base term as the lease term under SFAS No. 13.

        The Company records rent expense for its operating leases with contractual rent increases in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, on a straight-line basis from the "lease commencement date" as specified in the lease agreement until the end of the base lease term.

        For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Force ("EITF") 97-10, The Effect of Lessee Involvement in Asset Construction. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project's construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

        In accordance with FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP 13-1"), we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, these rental costs have not been significant to our consolidated financial statements.

  Sale and Leaseback Transactions

        The Company accounts for the sale and leaseback of real estate assets in accordance with SFAS No. 98, Accounting For Leases. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

  Goodwill

        The changes in the carrying amount of goodwill for the years ended January 1, 2009 and December 27, 2007 are as follows (in millions):

	Year ended January 1, 2009	Year ended December 27, 2007
Balance at beginning of year	$181.7	$214.9
Adoption of FIN 48	—	(1.6)
Adjustments related to certain pre-acquisition deferred tax assets	(0.1)	(31.0)
Other	(2.8)	(0.6)

Balance at end of year	$178.8	$181.7

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessments for the years ended January 1, 2009 and December 27, 2007 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Intangible Assets

        Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres described in See Note 3—"Acquisition," the Company acquired certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011. During the year ended January 1, 2009, the Company recognized $2.6 million of amortization related to these intangible assets. The Company did not record an impairment of any intangible assets during the year ended January 1, 2009. Estimated amortization expense for the next five fiscal years for such intangible assets as of January 1, 2009 is projected below:

Projected amortization expense
(in millions)
2009	$3.8
2010	3.7
2011	0.9
2012	0.7
2013	0.7

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of January 1, 2009 and December 27, 2007 were $53.4 million and $52.1 million, respectively, net of accumulated amortization of $22.8 million and $19.4 million, respectively.

  Investments

        The Company accounts for its investments in non-consolidated entities using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities accounted for following the equity method of accounting in its consolidated statements of income. As of January 1, 2009, the Company holds a 25.1% interest in National CineMedia (see Note 4—"Investment in National CineMedia, LLC), a one-third interest in DCIP and a 50% interest in a non-consolidated

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

theatre. The carrying value of the Company's investment in these entities as of January 1, 2009 was approximately $77.6 million.

        During the year ended December 27, 2007, the Company sold its equity interest in Fandango for proceeds of $28.6 million. As a result of this transaction, the Company recognized a gain on the sale of approximately $28.6 million ($17.2 million after tax). In addition, during the year ended January 1, 2009, the Company received an additional $3.4 million of sale proceeds related to Fandango. Accordingly, the Company recognized an additional gain of $3.4 million ($2.0 million after tax) during the year ended January 1, 2009. In connection with the sale, the Company agreed to amend its existing contract with Fandango in exchange for an amendment fee totaling $5.5 million. This amount has been recorded as deferred revenue and will be amortized to revenue on a straight-line basis over the six year term of the amendment.

        There was no impairment of the Company's investments as of January 1, 2009.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized. The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced (see "Recent Accounting Pronouncements" below in this Note 2).

        Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—"Income Taxes," effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. In accordance with FIN 48, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company's process for determining the provision for income taxes.

  Interest Rate Swaps

        Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations. Certain interest rate swaps settle any

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133 and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates, advance ticket sales, the amount we received related to the sale of our equity interest in Fandango (see Note 1—"The Company and Basis of Presentation") and the amount we received for agreeing to the existing exhibitor service agreement ("ESA") modification described in Note 4—"Investment in National CineMedia, LLC". Deferred revenue related to vendor programs, gift certificates and advance ticket sales are recognized as revenue as described above in this Note 2 under "Revenue Recognition." As described in this Note 2 under "Investments," deferred revenue related to the sale of our equity interest in Fandango will be amortized to revenue on a straight-line basis over the six year term of the agreement. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investment in National CineMedia, LLC," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of NCM pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of January 1, 2009 and December 27, 2007, approximately $337.2 million and $276.2 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Loyalty Program

        Members of the Regal Crown Club® earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. The Company's accounting policy for the loyalty program is based on the guidance provided for Issue 1 in EITF Issue No. 00-22. Because we believe that the value of the awards granted to our Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, the costs of these awards have not been significant to our consolidated financial statements.

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-Based Compensation

        As described in Note 9—"Capital Stock And Share-Based Compensation," effective December 30, 2005, we adopted SFAS No. 123 (revised), Share-Based Payment utilizing the modified prospective approach. Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

        In connection with the adoption of SFAS No. 123R, the Company also elected to adopt the alternative transition method provided in FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS No. 123R.

  Estimates

        The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and purchase accounting. Actual results could differ from those estimates.

  Segments

        As of January 1, 2009, December 27, 2007 and December 28, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

  Acquisitions

        The Company accounts for acquisitions under the purchase method of accounting. The purchase method requires that the Company estimate the fair value of the assets acquired and liabilities assumed and allocate consideration paid accordingly. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in the Company's results from operations beginning from the day of acquisition.

  Comprehensive Income

        Total comprehensive income for the years ended January 1, 2009, December 27, 2007 and December 28, 2006 was $64.2 million, $347.8 million and $87.8 million, respectively. Total comprehensive income consists of net income and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company's interest rate swap arrangements during each of the years ended January 1, 2009, December 27, 2007 and December 28, 2006. The Company's interest rate swap arrangements are further described in Note 5—"Debt Obligations."

  Reclassifications

        Certain reclassifications have been made to the 2006 and 2007 consolidated financial statements to conform to the 2008 presentation. In addition, the consolidated statement of cash flows for the year ended December 27, 2007 was revised to reclassify the $347.3 million of proceeds received in connection with the redemption of preferred units of NCM and sale of NCM common units to NCM, Inc. (see in Note 4—"Investment in National CineMedia, LLC") from operating cash flows to investing cash flows. We believe this presentation more clearly reflects the underlying source of funding of such proceeds, provides more enhanced clarity to our cash flows from operations from our on-going business activities and enhances comparability amongst the periods presented in our consolidated

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements. The following table summarizes the reclassification of these items within the consolidated statement of cash flows for the year ended December 27, 2007:

	Year Ended December 27, 2007 (Previously Reported)	Reclassification	Year Ended December 27, 2007 (As Reclassified)
	(in millions)
Net cash provided by operating activities	$800.7	$(347.3)	$453.4
Net cash (used in) provided by investing activities	$(47.5)	$347.3	$299.8

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial position, cash flows and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial position, cash flows and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 7—"Income Taxes" for further discussion). Adoption of SFAS No. 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the adoption of SFAS No. 141(R) and its impact on the Company's consolidated financial position, cash flows and results of operations.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS No. 160 and its impact on the Company's consolidated financial position, cash flows and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for annual or interim reporting periods beginning on or after November 15, 2008.

        In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-a"). FSP 14-a specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods. The 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes are within the scope of FSP 14-a; therefore, we will be required to record the debt portions of the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes at their fair values as of the dates of issuance and amortize the discount into interest expense over the life of the debt during the periods in which the debt instruments are outstanding. However, there will be no effect on our cash interest payments. A cumulative effect of a change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented with an offsetting adjustment to retained earnings. FSP 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be applied retrospectively to all periods presented. Accordingly, the adoption of FSP 14-a will be reflected in our consolidated financial statements

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning with the first fiscal quarter of 2009. The Company is currently evaluating the adoption of FSP 14-a and its impact on its consolidated financial position, cash flows and results of operations.

3. ACQUISITION

  Acquisition of Consolidated Theatres

        On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million, subject to post-closing adjustments. In conjunction with the closing, we entered into a final judgment with the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. Three of the four theatres subject to the judgment were existing Regal properties and the fourth theatre was acquired from Consolidated Theatres. Because the fourth theatre had minimal and declining cash flows at the acquisition date, none of the below purchase price was allocated to the long-lived assets associated with this theatre. Our impairment review during the quarter ended June 26, 2008 did not result in any impairment charges related to these four theatres on a stand alone basis. However, during the quarter ended September 25, 2008, the Company made the decision to sell three of these four theatres (two of the Regal theatres and the Consolidated theatre) together in order to partially satisfy our divestiture requirement. As a result of agreeing to sell the theatres as a package, we were required to evaluate the theatres for impairment as a disposal group (as opposed to the stand alone evaluation during the quarter ended June 26, 2008) and accordingly, we recorded an impairment charge of $7.9 million during the quarter ended September 25, 2008. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court appointed trustee has been selected to attempt to sell the last of the four theatres.

        The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

        The following is a summary of the preliminary allocation of the cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.4
Property and equipment, net	209.9
Intangible assets	18.1
Current liabilities	(11.2)
Long-term liabilities	(8.9)

Total purchase price	$209.3

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

3. ACQUISITION (Continued)

        The transaction included the acquisition of certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011.

        The following unaudited pro forma results of operations for the years ended January 1, 2009 and December 27, 2007 assume the above acquisition occurred as of the beginning of fiscal 2007. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Year Ended January 1, 2009	Year Ended December 27, 2007
	(in millions except per share amounts)
Revenues	$2,813.1	$2,805.3
Income from operations	282.4	328.3
Net income	71.3	366.6
Earnings per share of Class A and Class B common stock:
Basic	0.47	2.41
Diluted	0.46	2.30

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC

  Formation of National CineMedia, LLC

        In March 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

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

        In connection with the formation of National CineMedia, on May 11, 2005, RCI adopted and approved the RCI Severance Plan For Equity Compensation (the "Severance Plan"). Participation in the Severance Plan is limited to employees of RCM who held an unvested option to purchase shares of Regal's Class A common stock or unvested shares of Regal's restricted Class A common stock pursuant to the terms of the Company's 2002 Incentive Plan (the "Incentive Plan") immediately prior to such employee's termination of employment with RCM and commencement of employment with National CineMedia. Each employee's termination of employment with RCM was effective as of the close of business on May 24, 2005 and commencement of employment with National CineMedia was effective as of May 25, 2005. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan is, at the times set forth in the Severance Plan, entitled to cash payments based on the value of Regal's Class A common stock on May 24, 2005 as calculated pursuant to the terms of the Severance Plan. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with National CineMedia, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. During the years ended January 1, 2009, December 27, 2007 and December 28, 2006, the Company recorded total severance expense of approximately $0.5 million, $1.9 million and $3.9 million, respectively, including payments in lieu of dividends, related to the Severance Plan.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

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

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements ("ESA") with National CineMedia. In exchange for a significant portion of its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $840 for fiscal 2008). The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

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

        Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company's initial investment in National CineMedia until National CineMedia's future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company's initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. During the years ended January 1, 2009 and December 27, 2007, the Company received $33.1 million and $18.6 million, respectively, in cash distributions from National CineMedia. Approximately $2.8 million of these cash distributions received during the year ended January 1, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

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

        Also in connection with the IPO, the joint venture partners entered into a Common Unit Adjustment Agreement with National CineMedia. The Common Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the joint venture partners. Historically, each of the joint venture partners has increased the number of screens it

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

operates through acquisitions and newly built theatres. Since these incremental screens and increased attendance in turn provide for additional advertising revenues to National CineMedia, National CineMedia agreed to compensate the joint venture partners by issuing additional common membership units to the joint venture partners in consideration for their increased attendance and overall contribution to the joint venture. The Common Unit Adjustment Agreement also provides protection to National CineMedia in that the joint venture partners may be required to transfer or surrender common units to National CineMedia based on certain limited events, including declines in attendance and the number of screens operated. As a result, each joint venture partner's equity ownership interests are proportionately adjusted to reflect the risks and rewards relative to their contributions to the joint venture.

        The Common Unit Adjustment Agreement provides that transfers of common units are solely between the joint venture partners and National CineMedia. There are no transfers of units among the joint venture partners. In addition, there are no circumstances under which common units would be surrendered by the Company to National CineMedia in the event of an acquisition by one of the joint venture partners. However, adjustments to the common units owned by one of the joint venture partners will result in an adjustment to the Company's equity ownership interest percentage in National CineMedia.

        Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula ("common unit adjustment") primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a joint venture partner if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of two percent or more in the total annual attendance of all of the joint venture partners. In the event that a common unit adjustment is determined to be a negative number, the joint venture partner shall cause, at its election, either (a) the transfer and surrender to National CineMedia a number of common units equal to all or part of such joint venture partner's common unit adjustment or (b) pay to National CineMedia, an amount equal to such joint venture partner's common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement.

        As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. In addition, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. These adjustments increased the number of National CineMedia common units held by us to approximately 24.9 million and as a result, on a fully diluted basis, we own a 25.1% interest in NCM, Inc. as of January 1, 2009. The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates at which the units were received. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia. Accordingly, the Company recorded a $73.4 million

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

increase in its investment in National CineMedia during the year ended January 1, 2009. Since Consolidated Theatres maintains an existing agreement with an on-screen advertising provider, National CineMedia will not be provided access to such theatre locations until expiration of the related advertising contract. In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis. The fair value of such payment was approximately $8.0 million and was accrued by the Company during the year ended January 1, 2009. Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract. The accretion associated with this obligation will be reflected in interest expense over the life of the related obligation. The Company recorded the remaining $65.4 million as an increase to deferred revenue. This amount will be amortized to advertising revenue over the remaining term of the ESA (approximately 29 years) following the units of revenue method.

        Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company's share in the net income of National CineMedia with respect to these tranches totaled $2.6 million during the year ended January 1, 2009. Such amounts have been included as a component of "Earnings recognized from NCM" in the consolidated financial statements. As of January 1, 2009, our investment in National CineMedia totaled approximately $73.1 million.

        As a result of the ESA amendment and related modification payment, the Company recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue (such as meeting and event services, live and pre-recorded concerts, sporting events and other entertainment programming content) and amortization of upfront ESA modification fees utilizing the units of revenue amortization method. These revenues are presented as a component of other operating revenue in the Company's financial statements and consist of the following amounts:

	Year Ended January 1, 2009	Period from February 13, 2007 through December 27, 2007
	(in millions)
Theatre access fees per patron	$16.3	$14.8
Theatre access fees per digital screen	4.9	4.0
Other NCM revenue	3.5	2.8
Amortization of ESA modification fees	3.2	2.1
Payments to beverage concessionaire	(13.6)	(16.4)

Total	$14.3	$7.3

        As of January 1, 2009, approximately $2.3 million and $2.2 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

As of December 27, 2007, approximately $2.0 million and $2.2 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

        As of the date of this annual report on Form 10-K, no summarized financial information for National CineMedia was available for the year ended January 1, 2009.

5. DEBT OBLIGATIONS

        Debt obligations at January 1, 2009 and December 27, 2007 consist of the following (in millions):

	January 1, 2009	December 27, 2007
Regal 6 1/4% Convertible Senior Notes	$200.0	$—
Regal 3 3/4% Convertible Senior Notes	—	123.7
Regal Cinemas Amended Senior Credit Facility	1,661.8	1,683.0
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.19%, maturing in various installments through January 2021	81.8	85.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	19.0	20.6
Other	0.3	0.9

Total debt obligations	2,014.4	1,965.5
Less current portion	(23.4)	(146.5)

Total debt obligations, net of current portion	$1,991.0	$1,819.0

        Regal 6 1/4% Convertible Senior Notes—On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior Notes. Interest on the 6 1/4% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6 1/4% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6 1/4% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6 1/4% Convertible Senior Notes. On or after December 15, 2010, our note holders will have the option to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a fundamental change (as defined in the indenture to the 6 1/4% Convertible Senior Notes dated March 10, 2008) at the then-existing conversion price per share. Prior to December 15, 2010, our note holders have the right, at their option, to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

  •
  during any calendar quarter commencing after June 30, 2008, and only during such calendar quarter, if the last reported sale price per share of Class A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price per share of Class A common stock for the 6 1/4% Convertible Senior Notes on the last trading day of such immediately preceding calendar quarter;

  •
  during the five consecutive business days immediately after any ten consecutive trading day period (such 10 consecutive trading day period, the "Note Measurement Period") in which the trading price (calculated using the trading price for each of the trading days in the Note Measurement Period) per $1,000 principal amount of the 6 1/4% Convertible Senior Notes was less than 95% of the product of the last reported sale price per share of Class A common stock and the conversion rate for each day of the Note Measurement Period as determined following a request by a holder of the notes in accordance with the procedures described more fully in the 6 1/4% Convertible Senior Notes indenture;

  •
  during certain periods if specified corporate transactions occur or specified distributions to holders of common stock are made, each as set forth in the 6 1/4% Convertible Senior Notes indenture (excluding certain distributions and excluding quarterly dividends not in excess of the base dividend amount (as defined in the 6 1/4% Convertible Senior Notes indenture)), in which case, the conversion price per share will be adjusted as set forth in the 6 1/4% Convertible Senior Notes indenture; or

  •
  a fundamental change (as defined in the 6 1/4% Convertible Senior Notes indenture) occurs, a note holder may elect to convert all or a portion of its notes at any time commencing on the effective date of such transaction or 15 days prior to the anticipated effective date (in certain circumstances) until the latter of: (i) the day before the fundamental change repurchase date and (ii) 30 days following the effective date of such transaction (but in any event prior to the close of business on the business day prior to the maturity date), in which case we will increase the conversion rate for the notes surrendered for conversion by a number of additional shares of Class A common stock, as set forth in the table in the 6 1/4% Convertible Senior Notes indenture.

        On January 1, 2009, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6 1/4% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6 1/4% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the 6 1/4% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

"2008 Convertible Note Hedge") with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at January 1, 2009, at a price per share of $23.0336). In the event of the conversion of the 6 1/4% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6 1/4% Convertible Senior Notes, a number of shares of Class A Common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6 1/4% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock. Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders' deficit.

        We also sold to Credit Suisse a warrant (the "2008 Warrant") to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a January 1, 2009 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders' deficit.

        The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of January 1, 2009). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

        The 6 1/4% Convertible Senior Notes allow us to settle any conversion by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument B as set forth in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. Because the accreted value of the 6 1/4% Convertible Senior Notes may be settled in cash, shares of our Class A common stock or a combination of stock and cash, the accreted value of the 6 1/4% Convertible Senior Notes is assumed to be settled in shares and will result in dilution in our earnings per share computations using the if-converted method, if the effect is dilutive (see Note 10—"Recent Accounting Pronouncements").

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the 3 3/4%

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

Convertible Senior Notes was payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The 3 3/4% Convertible Senior Notes were senior unsecured obligations of Regal and ranked on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 3 3/4% Convertible Senior Notes were effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries guaranteed any of our obligations with respect to the 3 3/4% Convertible Senior Notes. Our note holders had the option to convert their 3 3/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the then existing conversion price per share.

        In connection with the issuance of the 3 3/4% Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 3 3/4% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse, we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock. We accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19. Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders' deficit.

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

        The Convertible Note Hedge and the Warrant allowed us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeded then current Warrant exercise prices. When the fair value of our Class A common shares exceeded such Warrant exercise prices, the equity contracts no longer had an offsetting economic impact, and accordingly were no longer effective as a hedge of the dilutive impact of possible conversion.

        The 3 3/4% Convertible Senior Notes allowed us to settle any conversion by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached by the EITF with respect to the accounting for Instrument C as set forth in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion. Because the accreted value of the 3 3/4% Convertible Senior Notes would be settled in cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which could be settled in stock, resulted in dilution in our earnings-per-share computations.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

        During the year ended December 28, 2006, holders of $116.3 million in principal amount of 3 3/4% Convertible Senior Notes exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $152.1 million. As a result of these conversions, the Company recorded a $37.0 million loss on debt extinguishment (including a related $1.2 million write-off of unamortized debt issue costs) during the year ended December 28, 2006. In connection with these conversions, the Company received net proceeds of approximately $17.9 million from Credit Suisse attributable to the Convertible Note Hedge and the Warrant. Such proceeds were recorded as an increase to additional paid-in capital.

        In connection with the issuance of the 6 1/4% Convertible Senior Notes described above, on March 5, 2008 and March 10, 2008, we redeemed a total of approximately $90.0 million principal amount of the 3 3/4% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $52.8 million loss on debt extinguishment during the year ended January 1, 2009. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge (the "2003 Convertible Note Hedge") and the warrant (the "2003 Warrant") associated with the 3 3/4% Convertible Senior Notes. Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. As a result of these conversions, the Company recorded an additional $17.7 million loss on debt extinguishment during the year ended January 1, 2009. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital.

        Regal Cinemas 9 3/8% Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, and the Senior Subordinated Notes mature on February 1, 2012. The Senior Subordinated Notes are guaranteed by most of Regal Cinemas' existing subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its fifth amended and restated Senior Credit Facility (the "Amended Senior Credit Facility") and any future senior indebtedness.

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

        On April 15, 2004, Regal and its subsidiary, Regal Cinemas Bond Corporation ("RCBC"), commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

amount of the 9 3/8% Senior Subordinated Notes. On April 27, 2004, the Company completed its consent solicitation with respect to the Senior Subordinated Notes amending the indenture governing the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Senior Subordinated Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes for those holders who properly tendered their Senior Subordinated Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2007. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the Amended Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the Amended Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004. The remaining balance was retained for the acquisitions of seven theatres acquired during the quarter ended July 1, 2004, 28 theatres acquired from Signature Theatres on September 30, 2004 and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas' senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.1 million. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

        Regal Cinemas Fifth Amended and Restated Credit Agreement—On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the "Amended Senior Credit Facility") with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the "Term Facility") in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of up to $100.0 million. Due to the of recent bankruptcy filings by Lehman and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during the year ended January 1, 2009. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

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

        The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries' personal property and certain real property. The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

        Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas' option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. The base rate is the higher of Prime Rate, as determined by Credit Suisse, and the Federal Funds Effective Rate plus 0.5%. Regal Cinemas may elect interest periods of 1, 2, 3, 6 or (if available to all lenders) 12 months for the Adjusted Eurodollar Rate. The applicable margin is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Calculation of interest is on the basis of the actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of base rate loans based on the Prime Rate) and interest is payable at the end of each interest period (or quarterly in the case of base rate loans based on the Prime Rate) and, in any event, at least every 3 months. As of January 1, 2009 and December 27, 2007, borrowings of $1,661.8 million and $1,683.0 million, respectively, were outstanding under the Term Facility at an effective interest rate of 4.42% (as of January 1, 2009) and 6.09% (as of December 27, 2007), after the impact of the interest rate swaps described below is taken into account.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

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

        Under the Amended Senior Credit Facility, Regal Cinemas also established an additional term loan facility ("Incremental Term Facility") solely to fund, or reimburse Regal Cinemas for funding, distributions to the Company for the purpose of redeeming, repurchasing, acquiring or otherwise

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

settling the conversion of all or a portion of the 3 3/4% Convertible Senior Notes. The Incremental Term Facility expired on May 15, 2008, the date at which the 3 3/4% Convertible Senior Notes matured.

        Please refer to Note 14 to the consolidated financial statements for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

  Interest Rate Swaps

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. On October 3, 2008, an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations effectively terminated.

        Under the terms of the remaining three interest rate swap agreements (which hedge an aggregate of approximately $700.0 million of variable rate debt obligations as of January 1, 2009), Regal Cinemas pays interest at various fixed rates ranging from 4.15% to 4.994% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133 and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $700.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. The fair value of the Company's interest rate swaps is based on dealer quotes, and represents an estimate of the amounts Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

        On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under SFAS No. 133. For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the quarter ended January 1, 2009, the Company released a portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. The Company is in the process of determining a final termination value associated with the interest rate swap, but does not expect the termination value to be materially different from the current liability recorded (approximately $2.1 million) as of January 1, 2009.

        As of January 1, 2009, the aggregate fair value of the remaining three interest rate swaps was determined to be approximately $(14.2) million, which has been recorded as a component of "Accrued Expenses" with a corresponding amount of $(8.7) million, net of tax, recorded to "Accumulated Other Comprehensive Loss." These interest rate swaps exhibited no ineffectiveness for the years ended January 1, 2009, December 27, 2007 and December 28, 2006.

        Please refer to Note 14 to the consolidated financial statements for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended January 1, 2009.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of EITF 97-10 and SFAS No. 98.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

5. DEBT OBLIGATIONS (Continued)

        Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2009	$17.1	$3.4	$13.6	$34.1
2010	12.9	3.4	13.8	30.1
2011	217.1	3.4	13.8	234.3
2012	68.5	3.4	13.8	85.7
2013	1,598.0	3.4	13.9	1,615.3
Thereafter	—	10.2	71.8	82.0

	1,913.6	27.2	140.7	2,081.5
Less: interest on capital leases and lease financing arrangements		(8.2)	(58.9)	(67.1)

Totals	$1,913.6	$19.0	$81.8	$2,014.4

6. LEASES

        The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2009, are summarized for the following fiscal years (in millions):

2009	$352.6
2010	350.7
2011	345.3
2012	334.0
2013	325.8
Thereafter	2,166.7

        Rent expense under such operating leases amounted to $363.3 million, $335.9 million and $323.2 million for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively. Contingent rent expense was $20.4 million, $19.6 million and $18.4 million for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.

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

January 1, 2009, December 27, 2007 and December 28, 2006

6. LEASES (Continued)

UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2009, 12 theaters were subject to the sale leaseback transaction and approximately $42.8 million in principal amount of pass-through certificates were outstanding.

7. INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended January 1, 2009	Year ended December 27, 2007	Year ended December 28, 2006
Federal:
Current	$53.9	$199.2	$63.9
Deferred	(14.2)	(4.8)	(15.6)

Total Federal	39.7	194.4	48.3
State:
Current	15.3	48.1	13.6
Deferred	(4.2)	0.4	(4.2)

Total State	11.1	48.5	9.4

Total income tax provision	$50.8	$242.9	$57.7

        During the years ended January 1, 2009, December 27, 2007 and December 28, 2006, a current tax benefit of $0.5 million, $15.3 million and $14.1 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended January 1, 2009	Year ended December 27, 2007	Year ended December 28, 2006
Provision calculated at federal statutory income tax rate	$43.2	$212.1	$50.4
State and local income taxes, net of federal benefit	5.6	27.6	6.1
Other	2.0	3.2	1.2

Total income tax provision	$50.8	$242.9	$57.7

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

7. INCOME TAXES (Continued)

        Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	January 1, 2009	December 27, 2007
Deferred tax assets:
Net operating loss carryforward	$44.5	$54.9
Excess of tax basis over book basis of intangible assets	46.5	—
Deferred revenue	140.5	112.1
Deferred rent	40.6	37.3
Interest rate swaps	7.5	5.0
Other	18.4	13.7
Accrued expenses	0.5	0.5

Total deferred tax assets	298.5	223.5
Valuation allowance	(12.1)	(10.5)

Total deferred tax assets, net of valuation allowance	286.4	213.0
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(128.5)	(78.0)
Excess of book basis over tax basis of intangible assets	—	(3.5)
Excess of book basis over tax basis of NCM joint venture and other	(59.4)	(66.2)
Other	(2.0)	(1.8)

Total deferred tax liabilities	(189.9)	(149.5)

Net deferred tax asset	$96.5	$63.5

        At January 1, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $95.9 million with expiration commencing in 2018. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at January 1, 2009 and December 27, 2007 totaling $12.1 million and $10.5 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Approximately $7.6 million and $8.0 million of the valuation allowance relates to pre-acquisition deferred tax assets of Edwards and

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

7. INCOME TAXES (Continued)

United Artists as of January 1, 2009 and December 27, 2007, respectively. Reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets reduce recorded goodwill related to such acquisitions (see Note 2 under "Recent Accounting Pronouncements"). During the year ended January 1, 2009, the valuation allowance was increased by $0.7 million as a result of an adjustment in the deferred tax asset against which such valuation allowance was recorded. Additionally, during the year ended January 1, 2009, the valuation allowance was increased by $0.9 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended January 1, 2009, would not be realized.

        Effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). A reconciliation of the change in the amount of unrecognized tax benefits during the years ended January 1, 2009 and December 27, 2008 was as follows (in millions):

	Year Ended January 1, 2009	Year Ended December 27, 2007
Beginning balance	$37.9	$32.5
Additions based on tax positions related to the current year	—	7.6
Expired tax attributes	(0.1)	(1.3)
State tax settlements	(1.5)	—
Lapse of statute of limitations	(2.2)	(0.9)

Ending balance	$34.1	$37.9

        Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $2.0 million and $4.0 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

        The total net unrecognized tax benefits that would affect the effective tax rate if recognized at January 1, 2009 and December 27, 2007, were $5.3 million and $5.7 million, respectively. Additionally, as of January 1, 2009 and December 27, 2007, approximately $1.6 million of the total net unrecognized tax benefit would result in an increase to the valuation allowance if recognized. Subsequent to the adoption of SFAS No. 141R, approximately $20.1 million of the net unrecognized tax benefits at January 1, 2009 will affect the effective tax rate if recognized (see Note 2 under "Recent Accounting Pronouncements").

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2009 and December 27, 2007, the Company had accrued gross interest and penalties of approximately $2.7 million and $3.8 million, respectively. No interest and penalties were recognized in the statement of income for the year ended January 1, 2009. The total amount of interest and penalties recognized in the statement of income for the period ended December 27, 2007 was $0.6 million. Additionally, during the year ended January 1, 2009, accrued

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

7. INCOME TAXES (Continued)

interest and penalties were reduced by $1.1 million as a result of payment of accrued amounts and the resolution of uncertain tax positions that impacted recorded goodwill.

        The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In June 2005, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of the Company's federal tax returns for such years and the Company and the IRS agreed to certain adjustments to the Company's 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company's provision for income taxes. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005, and with limited exceptions, is no longer subject to state income tax examinations for years before 2004. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

8. LITIGATION AND CONTINGENCIES

  Acquisition of Consolidated Theatres

        As described in Note 3—"Acquisition," in conjunction with the closing of Consolidated Theatres, we entered into a final judgment with the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the year ended January 1, 2009, the Company entered into an agreement to sell three of the four theatres. On October 23, 2008, the Company completed its divestiture of the three theatres. In accordance with the final judgment, a court appointed trustee has been selected to attempt to sell the last of the four theatres.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

8. LITIGATION AND CONTINGENCIES (Continued)

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

8. LITIGATION AND CONTINGENCIES (Continued)

        We also provide for severance payments if we terminate a covered executive's employment without cause or if a covered executive terminates his or her employment for good reason if such executive provides written notification to us of the existence of a condition constituting good reason within 90 days of the initial existence of such condition and the resignation occurs within two (2) years of such existence date. These severance payments would be equal to two times such executive's base annual salary plus one times such executive's target cash bonus. Under those circumstances, he or she is entitled to receive, pro-rated to the date of termination, any bonus he or she would have received for that year as well as health and life insurance benefits for 24 months from the date of termination.

        Pursuant to such employment agreements, the maximum amount of payments and benefits payable to Messrs. Campbell and Dunn and Ms. Miles if such executives were terminated as of January 1, 2009 would be $7.7 million.

        Each executive's employment agreement contains standard provisions for non-competition and non-solicitation of the Company's employees (other than executive's secretary or other administrative employee who worked directly for him or her) that become effective as of the date of the executive's termination of employment and that continue for one year thereafter. Each Executive is also subject to a permanent covenant to maintain confidentiality of the Company's confidential information.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

  Capital Stock

        As of January 1, 2009, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of January 1, 2009, 129,801,284 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of January 1, 2009, all of which are held by Anschutz. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of January 1, 2009. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

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

  Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of January 1, 2009, no shares of preferred stock are outstanding.

  Share Repurchase Program

        During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

Company's board of directors extended the share repurchase program during the fiscal year ended January 1, 2009 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through November 2009. The Company made no repurchases of its outstanding Class A common stock during the years ended January 1, 2009, December 27, 2007 and December 28, 2006. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

  Warrants

        Other than disclosed in Note 5—"Debt Obligations" and Note 12—"Earnings Per Share," no warrants to acquire the Company's Class A or Class B common stock were outstanding as of January 1, 2009.

  Dividends

        Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $184.2 million in the aggregate, during the year ended January 1, 2009. Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $183.1 million in the aggregate, during 2007. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007. Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $179.6 million in the aggregate, during the year ended December 28, 2006.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

Stock Options

        In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of January 1, 2009 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 584,482 shares of Class A common stock were outstanding under the Incentive Plan, and 2,663,462 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        Effective December 30, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with APB 25 (the intrinsic value method), and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of the Company's Class A common stock on the date of the grant. Under the modified prospective approach, SFAS No. 123R applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and recognized as expense over the employee's requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the APIC pool related to the tax

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

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

        We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards based on factors at the date of grant. Stock compensation expense for each of the years ended January 1, 2009, December 27, 2007 and December 28, 2006 was based on the following assumptions at the dates the stock options were granted:

Expected volatility	38.0% - 39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.0% - 4.9%
Dividend yield	3.0% - 4.5%

        Expected volatility is based on historical volatility of the Company's common stock price. The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company's employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the years ended January 1, 2009, December 27, 2007 and December 28, 2006.

        As share-based compensation expense recognized in the consolidated statement of income for the years ended December 27, 2007 and December 28, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        During the years ended January 1, 2009, December 27, 2007 and December 28, 2006, the Company recognized approximately $0.2 million, $1.3 million and $6.5 million, respectively, of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses. At January 1, 2009, there was $0.3 million of unrecognized compensation cost related to share-based payments which is expected to be recognized through June 2009.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In accordance with SFAS No. 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

January 1, 2009, our consolidated statement of cash flows reflects $0.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the year ended January 1, 2009. The actual income tax benefit realized from stock option exercises was $0.3 million for the same period.

        The following table represents stock option activity for the year ended January 1, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	655,965	$9.30	4.78
Granted	—	—
Exercised	(64,646)	7.99
Forfeited	(6,837)	16.18

Outstanding options at end of period	584,482	9.37	3.78
Exercisable options at end of period	559,358	9.06	3.70

        The aggregate intrinsic value of options outstanding at January 1, 2009 was $1.5 million, and the aggregate intrinsic value of options exercisable was $1.5 million. Total intrinsic value of options exercised was $0.6 million, $43.9 million and $40.2 million, for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively. As of January 1, 2009, the Company had 25,124 nonvested stock options outstanding with a weighted average grant date fair value of $4.55. As of December 27, 2007, the Company had 98,292 nonvested stock options outstanding with a weighted average grant date fair value of $4.37.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

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

        During the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, the Company recognized approximately $3.7 million, $2.9 million and $1.6 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of January 1, 2009, we have unrecognized compensation expense of $5.4 million associated with restricted stock awards. Upon adoption of SFAS No. 123R, the cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards was not material. During the year ended January 1, 2009, the Company paid four cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.8 million.

        The following table represents the restricted stock activity for the years ended January 1, 2009, December 27, 2007 and December 28, 2006:

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
Unvested at beginning of period:	459,848	322,692	151,760
Granted during the period ended	229,572	172,493	185,662
Vested during the period ended	(40,284)	(26,832)	—
Forfeited during the period ended	(11,521)	(8,505)	(14,730)

Unvested at end of period	637,615	459,848	322,692

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

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

        On June 1, 2006, 402,150 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $19.40 per share. On January 10, 2007, 188,789 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $22.25 per share. On January 16, 2008, 252,721 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $17.07 per share. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal's Class A common stock on the third anniversary of the grant date to the target TSRA set forth in the Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the performance share grants and is primarily based on the grantee's employee classification and base compensation, referred to as "target long-term incentive" ("Target LTI") below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% TSRA < 15.0%	50% of Target LTI
15.0% TSRA < 17.5%	100% of Target LTI
17.5% TSRA < 20.0%	125% of Target LTI
20.0% TSRA < 25.0%	150% of Target LTI
25.0% TSRA	175% of Target LTI

        Since the performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of SFAS 123R, the performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. As of the respective grant dates, the aggregate fair value of the performance share awards was determined to be $6.7 million, which includes related dividends on shares ultimately earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards will be amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the years ended January 1, 2009, December 27, 2007 and December 28, 2006, the Company recognized approximately $1.8 million, $1.6 million and $0.5 million, respectively, of share-based compensation expense related to these performance shares. Such expense is presented as a

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

component of general and administrative expenses. As of January 1, 2009, there was $3.0 million of unrecognized compensation cost related to the performance shares. The key assumptions used for valuing performance share awards follow:

As of January 1, 2009
Measurement dates	6/1/2006, 1/10/2007 and 1/16/2008
Measurement dates closing stock price	$17.07—$22.25
Expected volatility	18.3%—19.98%
Risk-free interest rate	2.55%—5.02%
Expected dividend yield	5.39%—7.03%

        Expected volatility is based on historical volatility of the Company's dividend adjusted common stock price measured daily over a three year period ending on the respective grant dates. The risk-free interest rate is set equal to the yield on three-year (constant maturity) U.S. Government bonds as of June 1, 2006, January 10, 2007 and January 16, 2008. The expected dividend yield assumption is based on the Company's history and expectation of future dividend payouts. The dividend yield is included in the calculation of returns for measurement against the performance goals defined above.

        The following tables summarize information about the Company's number of performance shares for the years ended January 1, 2009, December 27, 2007 and December 28, 2006:

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
Unvested at beginning of period:	567,632	383,310	—
Granted (based on target TSRA)	252,721	188,789	402,150
Forfeited during the period ended	(27,348)	(4,467)	(18,840)

Unvested at end of period	793,005	567,632	383,310

        The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 594,754 shares of restricted stock could be issued providing the maximum TSRA is met.

10. RELATED PARTY TRANSACTIONS

        During the year ended December 28, 2006, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was less than $0.2 million.

        During the year ended December 28, 2006, Regal Cinemas, incurred approximately $3.9 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.2 million of expenses payable to Anschutz affiliates for certain advertising services during the year ended December 28, 2006. During the year ended December 28, 2006, Regal Cinemas received from an Anschutz affiliate approximately $0.1 million for rent and other expenses related to a theatre facility and reimbursement of travel costs incurred on behalf of an Anschutz affiliate.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

10. RELATED PARTY TRANSACTIONS (Continued)

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

        During the year ended December 27, 2007, Regal Cinemas, incurred approximately $4.1 million of expenses payable to an Anschutz affiliate, Qwest Communications and its subsidiaries, for telecommunication services. In addition, Regal Cinemas incurred approximately $0.3 million of expenses payable to Anschutz affiliates for certain advertising services during the year ended December 27, 2007. During the year ended December 27, 2007, Regal Cinemas received less than $0.1 million, from an Anschutz affiliate for rent and other expenses related to a theatre facility.

        During the year ended December 27, 2007, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

        During the year ended January 1, 2009, Regal Cinemas incurred capitalized costs of $14.3 million to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $4.2 million of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the year ended January 1, 2009. In addition, Regal Cinemas incurred approximately $0.2 million of expenses payable to Anschutz affiliates for certain advertising services during the year ended January 1, 2009. Also during the year ended January 1, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

        During the year ended January 1, 2009, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf. The ultimate financial terms of the management agreement were approved by the Company's board of directors, and the management fee payable to Regal will be based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal regardless of revenues generated. The theatre is scheduled to open in late 2009. Regal incurred approximately $0.6 million of out of pocket costs (primarily for legal fees and architectural plans) in connection with the site. During the year ended December 27, 2007, the Anschutz affiliate reimbursed Regal for such legal fees and acquired the architectural plans at cost, for an aggregate total of $0.6 million.

        During the year ended January 1, 2009, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

        During 2005 and 2006, National CineMedia entered into various lease assignment and sublease arrangements with RCM pursuant to which National CineMedia leases its regional offices in Eden Prairie, Minnesota, Chicago, Illinois and New York, New York. Related party amounts for these arrangements for each of the fiscal years ended December 27, 2007 and December 28, 2006 were approximately $0.8 million. During the year ended January 1, 2009, only the Chicago, Illinois lease

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

10. RELATED PARTY TRANSACTIONS (Continued)

arrangement remained effective. The amounts paid by National CineMedia under this arrangement totaled approximately $0.1 million for the fiscal year ended January 1, 2009.

11. EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $2.6 million, $2.4 million and $1.3 million to the Plan in fiscal 2008, 2007 and 2006, respectively.

12. EARNINGS PER SHARE

        We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, Earnings per Share using the two-class method. Under the provisions of SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3 3/4% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6 1/4% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6 1/4% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3 3/4% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

        The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the periods presented had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

12. EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended January 1, 2009			Year Ended December 27, 2007		Year Ended December 28, 2006
	Class A		Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$61.3		$11.2	$306.2	$56.8	$39.3	$47.0
Denominator:
Weighted average common shares outstanding (in thousands)	129,140		23,709	128,129	23,747	67,847	81,172

Basic net income per share	$0.47		$0.47	$2.39	$2.39	$0.58	$0.58

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$61.3		$11.2	$306.2	$56.8	$39.3	$47.0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	11.2		—	56.8	—	47.0	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		(0.1)	—	(2.7)	—	(1.8)
Interest expense on 6 1/4% Convertible Senior Notes	—	(1)	—	—	—	—	—

Allocation of undistributed earnings	$72.5		$11.1	$363.0	$54.1	$86.3	$45.2
Denominator:
Number of shares used in basic computation (in thousands)	129,140		23,709	128,129	23,747	67,847	81,172
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,747	—	81,172	—
Stock options	125		—	727	—	1,605	—
Restricted stock and performance shares	550		—	582	—	294	—
Conversion spread on 3 3/4% Convertible Senior Notes and the 2003 Warrant	218		—	6,289	—	4,206	—
Conversion of 6 1/4% Convertible Senior Notes	—	(1)	—	—	—	—	—

Number of shares used in per share computations (in thousands)	153,742		23,709	159,474	23,747	155,124	81,172

Diluted net income per share	$0.47		$0.47	$2.28	$2.28	$0.56	$0.56

(1)
No amount reported as the impact on net income per share of Class A common stock would have been antidilutive. There were no antidilutive common stock equivalents outstanding as of December 27, 2007 or December 26, 2006.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the Term Loan and the Revolving Facility, is estimated based on quoted market prices as of January 1, 2009 and December 27, 2007. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 6 1/4% Convertible Senior Notes, the 3 3/4% Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of January 1, 2009 and December 27, 2007. The fair value of the Company's other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at January 1, 2009 and December 27, 2007 consist of the following:

	January 1, 2009	December 27, 2007
	(In millions)
Carrying amount	$1,913.6	$1,859.1
Fair value	$1,506.3	$1,868.1

14. SUBSEQUENT EVENTS

  Restricted Stock and Performance Share Grants

        On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $10.01 per share.

        Also on January 14, 2009, 401,907 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 14, 2012 (the third anniversary of the grant date) set forth in the Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $10.01 per share.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

14. SUBSEQUENT EVENTS (Continued)

  Other

        On January 20, 2009, Regal Cinemas entered into the First Amendment (the "Amendment") to the Amended Senior Credit Facility. As a result of the Amendment, either the Company, or its wholly-owned subsidiary, REH, will be permitted from time to time to purchase loans outstanding under the Amended Senior Credit Facility. The Amendment provides that the aggregate principal amount of loans that can be repurchased shall not be more than $300.0 million and all such repurchases shall close on or before the date that is 270 days after the First Amendment Effective Date, as defined in the Amendment, and sets forth the terms for implementing an offer to repurchase such loans (such repurchase being the "Dutch Auction.") There can be no assurance that the Company will conduct a Dutch Auction or that, if the Company conducts one, the Company will be able to successfully purchase loans at a price less than their aggregate principal amount.

        Under the Amendment, (i) the Applicable Margin, as defined in the Amendment, for Revolving Loans under the Revolving Facility and for Term Loans under the Term Facility (each of which are determined by reference to the then-applicable Consolidated Leverage Ratio) is increased by 2.0%, (ii) Regal Cinemas' ability to elect interest periods for LIBOR borrowings is limited to interest periods of 2, 3, 6 or (if available to all lenders) 12 months, with 1 month interest periods no longer being available, and (iii) Regal Cinemas may exclude a minimum of $100.0 million, but not more than $200.0 million, of Subordinated Debt, as defined in the Amendment, that is used to repay amounts outstanding under the Term Loan from certain financial covenant calculations.

        The Amendment also modifies other financial covenants to be less restrictive as follows:

  •
  (i) extending the time period for which the Maximum Consolidated Adjusted Leverage Ratio, as defined in the Amendment, may not exceed 5.75:1.00 until the 2nd fiscal quarter of 2011 and (ii) providing that the Maximum Consolidated Adjusted Leverage Ratio may not exceed (x) 5.50:1.00 from the 3rd fiscal quarter of 2011 through the 4th fiscal quarter of 2011 and (y) 5.25:1.00 from the 1st fiscal quarter of 2012 and thereafter; and

  •
  (i) extending the time period for which the Maximum Consolidated Leverage Ratio, as defined in the Amendment, may not exceed 3.75:1.00 until the 2nd fiscal quarter of 2011 and (ii) providing that the Maximum Consolidated Leverage Ratio may not exceed (x) 3.50:1.00 from the 3rd fiscal quarter of 2011 through the 4th fiscal quarter of 2011 and (y) 3.25:1.00 from the 1st fiscal quarter of 2012 and thereafter.

        The Company is currently evaluating the accounting implications of the loan fees related to the Amendment and the remaining unamortized debt issue costs associated with the Amended Senior Credit Facility on its consolidated financial position, cash flows and results of operations.

        On January 21, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock. The dividend is payable on March 17, 2009 to stockholders of record on March 5, 2009. This dividend reflects a $0.12 per share reduction from our last quarterly cash dividend of $0.30 per share declared on October 23, 2008.

        Subsequent to the year ended January 1, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps and require Regal Cinemas to pay interest at a fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1.0 billion of variable rate debt obligations.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2009, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm

        Our management's report on internal control over financial reporting and our registered public accounting firm's audit report on the effectiveness of management's assessment of our internal control over financial reporting are included in Part II, Item 8, on pages 53, 54 and 55 of this Form 10-K, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class III Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 6, 2009 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2009.

Item 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation," "Director Compensation during Fiscal 2008," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report") to be held on May 6, 2009 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 6, 2009 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Independence") to be held on May 6, 2009 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2009.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy") to be held on May 6, 2009 and to be filed with the Securities and Exchange Commission within 120 days after January 1, 2009.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Consolidated financial statements of Regal Entertainment Group:

    Management's Report on Internal Control over Financial Reporting

    Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements and Internal Control over Financial Reporting)

    Regal's Consolidated Balance Sheets as of January 1, 2009 and December 27, 2007

    Regal's Consolidated Statements of Income for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006

    Regal's Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006

    Regal's Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006

    Notes to Regal's Consolidated Financial Statements

  (2)
  Financial Statement Schedules: The audited financial statements of National CineMedia (the "National CineMedia Financial Statements") were not available as of the date of this annual report on Form 10-K. In accordance with Rule 3-09(b)(1) of Regulation S-X, our Form 10-K will be amended to include the National CineMedia Financial Statements within 90 days after the end of the Company's fiscal year.

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

Exhibit Number	Description
2.6	Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
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

Exhibit Number	Description
4.4.2	Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.1 to Registrant's Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.3 to Registrant's Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.6
Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as exhibit 4.2 to Registrant's Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)

Exhibit Number	Description
4.9	Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of March 10, 2008, by and between Regal Entertainment Group, as Issuer, and U.S. Bank National Association, as Trustee, including the form of 6.25% Convertible Senior Note due 2011 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008, and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.5.1	Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc.

Exhibit Number	Description
10.6	Confirmation of Convertible Note Hedge, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)
10.7
Confirmation of Convertible Note Warrant Transaction, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)
10.8
Purchase and Sale Agreement, dated January 14, 2008, by and between Consolidated Theatres, LLC, the Other Seller Identified Therein and Regal Cinemas, Inc. (filed as exhibit 10.4 to Registrant's Form 10-Q (Commission File No. 001-31315) on May 6, 2008, and incorporated herein by reference)
10.9*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)
10.9.1*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.9.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.9.3*
Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)
10.9.4*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan
10.10*	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between Regal Entertainment Group and Michael L. Campbell
10.11*	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between Regal Entertainment Group and Amy E. Miles
10.12*	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between Regal Entertainment Group and Gregory W. Dunn
10.13*	Summary of Director Compensation Arrangements (filed as exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.14*	Summary of Annual Executive Incentive Program (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)
10.15*	Form of Director Indemnification Agreement

Exhibit Number	Description
10.16*	Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 2, 2009	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer)	March 2, 2009
/s/ DAVID H. OWNBY David H. Ownby	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 2, 2009
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	March 2, 2009
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 2, 2009
/s/ DAVID KEYTE David Keyte	Director	March 2, 2009
/s/ LEE M. THOMAS Lee M. Thomas	Director	March 2, 2009
/s/ JACK TYRRELL Jack Tyrrell	Director	March 2, 2009
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	March 2, 2009
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 2, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
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

Exhibit Number	Description
4.3.1	Fifth Amended and Restated Credit Agreement, dated as of October 27, 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)
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

Exhibit Number	Description
4.6	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of March 10, 2008, by and between Regal Entertainment Group, as Issuer, and U.S. Bank National Association, as Trustee, including the form of 6.25% Convertible Senior Note due 2011 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008, and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

Exhibit Number	Description
10.4	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as exhibit 10.2 to Registrant's Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.5.1	Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc.
10.6
Confirmation of Convertible Note Hedge, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)
10.7
Confirmation of Convertible Note Warrant Transaction, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)
10.8
Purchase and Sale Agreement, dated January 14, 2008, by and between Consolidated Theatres, LLC, the Other Seller Identified Therein and Regal Cinemas, Inc. (filed as exhibit 10.4 to Registrant's Form 10-Q (Commission File No. 001-31315) on May 6, 2008, and incorporated herein by reference)
10.9*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)
10.9.1*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.9.2*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.9.3*
Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)
10.9.4*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan
10.10*	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between Regal Entertainment Group and Michael L. Campbell
10.11*	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between Regal Entertainment Group and Amy E. Miles

Exhibit Number	Description
10.12*	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between Regal Entertainment Group and Gregory W. Dunn
10.13*	Summary of Director Compensation Arrangements (filed as exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.14*	Summary of Annual Executive Incentive Program (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)
10.15*	Form of Director Indemnification Agreement
10.16*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement