Form 10-K/A
period 2009-01-01
REGAL ENTERTAINMENT GROUP
filed 2009-03-12
CIK 1168696

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

         Shares of Class A common stock outstanding—130,132,356 shares at March 5, 2009

         Shares of Class B common stock outstanding—23,708,639 shares at March 5, 2009

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

        This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

  •
  Part IV—Item 15—Exhibits, Financial Statement Schedules

        This Form 10-K/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended January 1, 2009, including any amendments to those filings.

	PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3
SIGNATURES		31

REGAL ENTERTAINMENT GROUP

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of Amendment No. 1 to this report on Form 10-K:

(2)
Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENTS

Page
NATIONAL CINEMEDIA, LLC
Report of Independent Registered Public Accounting Firm	4
Balance Sheets as of January 1, 2009 and December 27, 2007	5
Statements of Operations for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006	6
Statements of Members' Equity/(Deficit) for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006	7
Statements of Cash Flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006	8
Notes to Financial Statements	10
  (3)
  Exhibits: The following exhibits are filed as part of Amendment No. 1 to this annual report on Form 10-K.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
99.1	Consent of National CineMedia, LLC

        The financial statements of National CineMedia, LLC are filed under Item 15(c) below:

(b)
The exhibits required to be filed herewith are listed above.

(c)
Financial Statement Schedules: Financial Statement of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, CO

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of January 1, 2009 and December 27, 2007, and the related statements of operations, members' equity (deficit), and cash flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, and for the year ended December 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2009 and December 27, 2007, and the results of its operations and its cash flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, and for the year ended December 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Denver, CO
March 5, 2009

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	January 1, 2009	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.1	$7.5
Receivables, net of allowance of $2.6 and $1.5 million, respectively	92.0	91.6
Prepaid expenses	1.6	1.9
Prepaid management fees to managing member	0.5	0.5

Total current assets	128.2	101.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27.0 and $17.3 million, respectively	28.0	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $1.5 and $0 million, respectively	111.8	—
OTHER ASSETS:
Debt issuance costs, net	11.1	13.0
Investment in affiliate	—	7.0
Restricted cash	0.3	0.3
Other long-term assets	0.5	0.2

Total other assets	11.9	20.5

TOTAL	$279.9	$144.2

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.6	15.8
Amounts due to managing member	22.1	16.7
Accrued expenses	6.3	10.0
Accrued payroll and related expenses	5.7	7.2
Accounts payable	11.2	6.6
Deferred revenue	3.4	3.3

Total current liabilities	74.3	59.6
OTHER LIABILITIES:
Borrowings	799.0	784.0
Interest rate swap agreements	87.7	14.4
Other long-term liabilities	4.5	—

Total other liabilities	891.2	798.4

Total liabilities	965.5	858.0

COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS' EQUITY/(DEFICIT)	(685.6)	(713.8)

TOTAL	$279.9	$144.2

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
REVENUE:
Advertising (including revenue from founding members of $43.3, $40.9, $0.0 and $0.0 million, respectively)	$330.3	$282.7	$20.6	$188.2
Administrative fees—founding members	—	—	0.1	5.4
Meetings and events	38.9	25.4	2.9	25.4
Other	0.3	0.2	—	0.3

Total	369.5	308.3	23.6	219.3

OPERATING EXPENSES:
Advertising operating costs	18.7	9.1	1.1	9.2
Meetings and events operating costs	25.1	15.4	1.4	11.1
Network costs	17.0	13.3	1.7	14.7
Theatre access fees/circuit share costs—founding members	49.8	41.5	14.4	130.1
Selling and marketing costs	47.9	40.9	5.2	38.2
Administrative costs	14.5	10.0	2.8	16.4
Administrative fee—managing member	9.7	9.2	—	—
Severance plan costs	0.5	1.5	0.4	4.2
Depreciation and amortization	12.4	5.0	0.7	4.8
Other costs	1.3	0.9	—	0.6

Total	196.9	146.8	27.7	229.3

OPERATING INCOME (LOSS)	172.6	161.5	(4.1)	(10.0)
Interest Expense, Net:
Borrowings	51.8	48.0	0.1	0.6
Change in derivative fair value	14.2	—	—	—
Interest income and other	(0.2)	(0.2)	—	(0.1)

Total	65.8	47.8	0.1	0.5
Impairment and related loss	11.5	—	—	—

NET INCOME (LOSS)	$95.3	$113.7	$(4.2)	$(10.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

Total
Balance—December 29, 2005	$9.8

Capital contribution from members	0.9
Contribution of severance plan payments	4.2
Distribution to members	(0.9)
Net loss	(10.5)

Balance—December 28, 2006	$3.5

Contribution of severance plan payments	0.4
Net loss	(4.2)

Balance—February 12, 2007	$(0.3)

Balance—February 13, 2007	$(0.3)
Contribution of severance plan payments	1.5
Capital contribution from managing member	746.1
Capital contribution from founding member	11.2
Distribution to managing member	(53.3)
Distribution to founding members	(1,521.6)
Reclassification of unit option plan	2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(14.4)
Net income	113.7

Total Comprehensive Income	$99.3

Share-based compensation expense	1.0

Balance—December 27, 2007	$(713.8)

Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(59.1)
Net income	95.3

Total Comprehensive Income	$36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$95.3	$113.7	$(4.2)	$(10.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.4	5.0	0.7	4.8
Non-cash severance plan and share-based compensation	1.5	2.5	0.7	6.1
Non-cash impairment and related loss	11.5	—	—	—
Net realized and unrealized hedging transactions	14.2	—	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.9	1.7	—	—
Changes in operating assets and liabilities:
Receivables—net	(0.4)	(40.3)	12.6	(27.3)
Accounts payable and accrued expenses	(0.7)	10.4	(4.4)	4.4
Amounts due to founding members and managing member	0.4	(51.1)	(3.7)	33.4
Payment of severance plan costs	—	—	—	(3.5)
Other	0.1	(1.3)	0.5	0.9

Net cash provided by operating activities	136.2	40.6	2.2	8.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16.6)	(13.8)	(0.5)	(6.3)
Investment in restricted cash	—	(0.3)	—	—
Investment in affiliate	—	(7.0)	—	—

Net cash (used in) investing activities	(16.6)	(21.1)	(0.5)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	—	4.7	(0.1)	(4.0)
Proceeds from borrowings	139.0	924.0	13.0	66.0
Repayments of borrowings	(124.0)	(150.0)	(13.0)	(56.0)
Proceeds from managing member contributions	0.6	746.1	—	—
Proceeds from founding member contributions	9.7	7.5	—	0.9
Distribution to founding members and managing member	(118.3)	(1,538.0)	—	(0.9)
Payment of debt issuance costs	—	(14.6)	—	—
Proceeds of short-term borrowings from founding members	—	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	—	(4.3)

Net cash provided by (used in) financing activities	(93.0)	(20.3)	(0.1)	4.7

CHANGE IN CASH AND CASH EQUIVALENTS	26.6	(0.8)	1.6	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	7.5	8.3	6.7	—

End of period	$34.1	$7.5	$8.3	$6.7

(Continued)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.5	$1.5	$0.4	$4.2
Increase in distributions payable to founding members and managing member	$49.7	$37.0	—	—
Contributions from members collected after period end	$0.4	$3.7	—	—
Integration payment from founding member collected after period end	$1.2	—	—	—
Purchase of an intangible asset with subsidiary equity	$116.1	—	—	—
Increase in property and equipment not requiring cash in the period	—	$0.6	—	$0.3
Increase in deferred offering costs	—	—	—	$0.5
Unit option plan reclassified to equity	—	$2.3	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$48.3	$44.0	$0.1	$0.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Formation of Business

        National CineMedia, LLC ("NCM LLC" or "the Company" commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.

        NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. ("NCN"), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation ("RCM"), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC's accounting records in the amounts as reflected on the Members' historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force ("EITF") 98-4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Cinemark became a founding member on July 15, 2005.

  Initial Public Offering and Related Transactions

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc." or "managing member"), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, closed its initial public offering ("IPO"). NCM, Inc. used the net proceeds from its IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses the Company advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC's new senior secured credit facility (see Note 7), entered into concurrently with the completion of NCM, Inc.'s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 8) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

        At January 1, 2009, NCM LLC had 99,419,620 membership units outstanding, of which 42,109,966 (42.4%) were owned by NCM, Inc., 24,903,259 (25.0%) were owned by RCM, 18,414,743 (18.5%) were owned by AMC, and 13,991,652 (14.1%) were owned by Cinemark.

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

        Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC's advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members assigned to NCM LLC all "legacy contracts", which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

  Basis of Presentation

        The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC").

        The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the NCM, Inc. IPO. The period from December 29,

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2006 through February 12, 2007 is referred to as the "2007 pre-IPO period". The period from February 13, 2007 through December 27, 2007 is referred to as the "2007 post-IPO period". Separate periods have been presented because there were significant changes at the time of the NCM, Inc. IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.

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

        The founding members received all of the proceeds NCM LLC received from the NCM, Inc. and the date of NCM, Inc.'s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC's then-existing revolving line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, and because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the managing member's IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs.

  Summary of Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent periods, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the IPO was completed. Administrative fees earned by the Company prior to the IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during 2006 and the 2007 pre-IPO period).

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the network affiliate agreements.

        Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

        In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period and subsequent periods, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of our business, we have an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—At January 1, 2009 and December 27, 2007, other non-current assets included restricted cash of $0.3, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Receivables—Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. Refer to Note 2. Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Estimating the amount of allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant changes. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 3. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

        We account for the costs of software and web site development costs developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. The SOP and EITF requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2009 and December 27, 2007, we had a net book value of $11.8 million and $9.3 million, respectively, of capitalized software and web site development costs. We recorded approximately $4.9 million, $2.8 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, respectively, in depreciation expense.

        Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

        Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 4. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.

        We assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, none of the above triggering events has resulted in any material impairment charges.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period and subsequent periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to/from Managing Member—In 2008 and the 2007 post-IPO period, amounts due to/from managing member include amounts due under the LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to SFAS No. 157, Fair Value Measurements, which the Company adopted December 28, 2007, is as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At January 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Investment in Affiliate(1)	—	—	—	—

LIABILITIES:
Interest Rate Swap Agreements(2)	$87.7	—	$87.7	—

(1)
During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. ("IdeaCast"), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which give the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company's intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. Until the fourth quarter of 2008, the Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weights IdeaCast's potential future cash flows under various scenarios and management's judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded a full impairment to the value of the investment and the carrying value was adjusted to zero due to IdeaCast's defaults on its senior debt during the fourth quarter of 2008 and resulting illiquidity. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the statement of operations since the fair

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  value was determined to be significantly below cost and recoverability was deemed unlikely. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast's convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 10 for additional details.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in millions)
Investment in Affiliate	Year Ended January 1, 2009
Beginning Balance	$7.0
Total gains or losses (realized/unrealized)
Included in earnings	(7.0)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance	—

(2)
In February 2007, NCM LLC has entered into interest rate swap agreements with four counterparties, which qualified for and were designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company's variable rate debt to a fixed rate of 6.734%.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Lehman Brothers Special Financing ("LBSF"), a subsidiary of Lehman, is the counterparty to a notional amount of $137.5 million of NCM LLC's interest rate swaps, and Lehman is a guarantor of LBSF's obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. As a result, as permitted under the terms of NCM LLC's swap agreement with LBSF, the Company withheld interest rate swap payments of $1.5 million that were due to LBSF. As of January 1, 2009 the interest rate swap agreement had not been terminated. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. To the Company's knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, or has entered into any negotiations to assign its swap agreement with NCM LLC. As of January 1, 2009, NCM LLC's interest rate swaps liability was $87.7 million, of which $21.9 million is related to the LBSF swap.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at January 1, 2007 and December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

        The Company performed an effectiveness test for the swaps with LBSF as of September 14, 2008, the day immediately prior to the default date, and determined they were effective on that date. As a result, the fair values of the interest rate swap on that date was recorded as a liability with an offsetting amount recorded in other comprehensive income. Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the period from September 15, 2008 to January 1, 2009, there was a $13.8 million increase in the fair value of the liability and the Company recorded an offsetting debit to interest expense. In accordance with SFAS No. 133, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss will be amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the year ended January 1, 2009 was $0.4 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

        The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

        Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

Hedging Transactions
Balance—February 13, 2007	$—
Change in fair value	(14.4)

Balance—December 27, 2007	(14.4)

Change in fair value	(59.5)
Reclassifications into earnings	0.4

Balance—January 1, 2009	$(73.5)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 7, we have a balance of $11.1 million and $13.0 million in deferred financing costs as of January 1, 2009 and December 27, 2007, respectively. These debt issuance costs are being amortized over the terms of the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

underlying obligation and are included in interest expense. For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we amortized $1.9 million, $1.6 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

        Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the price at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to "call," or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for under FIN No. 45 (as amended), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 10 for additional details. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded in other long-term liabilities during the second quarter of 2008. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weights IdeaCast's business potential future cash flows under various scenarios, including the likelihood of the call, put or option being executed and management's judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded an impairment to the value of the call and the carrying value was adjusted to zero since the Company determined that the put was probable. The Company determined the impairment was other-then-temporary and the unrealized loss was reported as a non-operating loss in the statement of operations since the fair value was determined to be significantly below cost and the realizable value is not equal to or greater than the carrying value.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the revolving credit facility as reported in the Company's balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair value of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. As the Company's term loan does not have an active market, the Company has estimated the fair value of the term loan to be $514.8 million based on our analysis of current credit market conditions. The carrying value of the term loan was $725.00 million as of January 1, 2009.

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. The determination of fair value of options requires that management make complex estimates and judgments. The Company utilizes the Black-Scholes option price model to estimate the fair value of the options, which model requires estimates of various factors used, including expected life of options, risk free interest rate, expected volatility and dividend yield. Refer to Note 8.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, no provision or liability for income taxes is included in the financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk related. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of SFAS No. 161 on its financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP SFAS No. 142-3 on its financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP No. EITF 03-6-1 on its financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. RECEIVABLES (in millions)

	As of January 1, 2009	As of December 27, 2007
Trade accounts	$91.3	$92.2
Other	3.3	0.9
Less allowance for doubtful accounts	(2.6)	(1.5)

Total	$92.0	$91.6

        At January 1, 2009 , there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 27, 2007, there was one individual account representing approximately 15% of the Company's gross receivable

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RECEIVABLES (in millions) (Continued)

balance. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial conditions.

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.5	$1.1	$1.1	$0.5
Provision for bad debt	2.3	1.0	0.1	0.8
Write-offs, net	(1.2)	(0.6)	(0.1)	(0.2)

Balance at end of period	$2.6	$1.5	$1.1	$1.1

3. PROPERTY AND EQUIPMENT (in millions)

	As of January 1, 2009	As of December 27, 2007
Equipment	$53.3	$37.3
Leasehold Improvements	1.4	1.4
Less accumulated depreciation	(27.0)	(17.3)

Subtotal	27.7	21.4
Construction in Progress	0.3	0.8

Total property and equipment	$28.0	$22.2

        For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we recorded depreciation of $10.2 million, $4.8 million, $0.6 million and $4.0 million, respectively.

4. INTANGIBLE ASSETS

        During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and attendees added by the founding members to NCM LLC's network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights. The Company based the fair value of the intangibles on the fair value of the common membership units issued. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash integration payments to NCM LLC which will continue through January 2011 to account for the lack of access, which are recorded as a reduction of the intangible asset. As of January 1, 2009, $2.8 million has been applied to the intangible asset.

        Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset related to the common membership units in 2008 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS (Continued)

Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on-screen advertising agreement. The weighted-average amortization period is 29 years.

	As of January 1, 2009	As of December 27, 2007
	(in millions)
Beginning balance	$—	$—
Purchase of intangible asset subject to amortization	116.1	—
Less integration payments	(2.8)	—
Less accumulated amortization	(1.5)	—

Total intangible assets	$111.8	$—

        For the year ended January 1, 2009 we recorded amortization of $1.5 million. No amount of amortization was recorded prior to the current year as there were no intangible assets,

        The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2009	$2.0
2010	2.0
2011	3.9
2012	3.9
2013	3.9

5. ACCRUED EXPENSES (in millions)

	As of January 1, 2009	As of December 27, 2007
Make-good Reserve	$1.3	$4.0
Accrued Interest	4.0	2.3
Accrued beverage concessionaire unit cost	0.1	2.4
Other accrued expenses	0.9	1.3

Total accrued expenses	$6.3	$10.0

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS

  Year Ended January 1, 2009 and 2007 Post-IPO Period—

        Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. The total theatre access fee to the founding members for the year ended January 1, 2009 and the 2007 post-IPO period is $49.8 million and $41.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the year ended January 1, 2009 and the 2007 post-IPO period is $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.0 million and $3.8 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively.

        Also, pursuant to the terms of the LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the members of NCM LLC for the year ended January 1, 2009 and the 2007 post-IPO period was $131.0 million and $119.1 million, respectively. At January 1, 2009, $28.7 million was included in the due to/from founding members.

        Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

        Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

        On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause substantially all of the theatres it acquired from Loews to be included in the NCM digital network in

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through March 2009 in accordance with certain run-out provisions. For the year ended January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $4.7 million (including Star Theatres) and $11.2 million, respectively. At January 1, 2009, $0.4 million was included in the due to/from founding members. The AMC Loews payment was recorded directly to NCM LLC's members' equity account.

        On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the year ended January 1, 2009, the Consolidated Theatres payment was $2.8 million, of which $1.2 million was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 4).

  2007 Pre-IPO Period and 2006—

        At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007		Year Ended December 28, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—	$38.6	$0.2
Cinemark	3.7	0.1	29.7	0.4
Regal	6.6	—	61.8	4.8

Total	$14.4	$0.1	$130.1	$5.4

        NCM LLC's administrative services fee was earned at a rate of 32% of the $16.8 million of legacy contract value for the year ended December 28, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

        Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

  Other—

        During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, AMC, Cinemark and Regal purchased $2.3 million, $1.4 million, $0.1 million and $2.1 million, respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.

        Included in meetings and events operating costs is $1.8 million, $3.3 million, $0.2 million and $4.1 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year December 28, 2006, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC's customers.

  IdeaCast—

        NCM LLC and IdeaCast entered into a shared services agreement, which allows for cross-marketing and certain services to be provided between the companies at rates, which will be determined on an arms length basis. The services provided by or to IdeaCast for the year ended January 1, 2009 and the 2007 post-IPO period were not material to NCM.

  RCI Unit Option Plan—

        During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.5 million, $1.5 million, $0.4 million and $4.2 million, respectively. Since this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal's common stock market value rather than current period performance.

  National CineMedia, Inc.—

        Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the year ended January 1, 2009 and the 2007 post-IPO period, NCM LLC paid NCM, Inc. $9.7 million and $9.2 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

At January 1, 2009 and December 27, 2007, $0.5 million and $0.5 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8).

        Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, the Company is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to NCM, Inc. for the year ended January 1, 2009 and the 2007 post-IPO period is $55.5 million and $53.3 million, respectively. At January 1, 2009, $21.0 million is included in the due to/from managing member.

        Amounts due to/from managing member were comprised of the following (in millions):

	January 1, 2009	December 27, 2007
Distributions payable	$21.0	$16.6
Cost and other reimbursement	1.2	0.1

Total	$22.1	$16.7

7. BORROWINGS

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

        The outstanding balance of the term loan facility at January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at January 1, 2009 was $74.0 million. As of January 1, 2009, the effective rate on the term loan was 6.01% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. BORROWINGS (Continued)

portion was at an interest rate of 3.75%. The weighted-average interest rate on the unhedged revolver was 3.19%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2009, including the consolidated net senior secured leverage ratio. As of January 1, 2009, our consolidated net senior secured leverage ratio was 3.9 times the covenant. amount of debt that is required to be hedged. The debt covenants require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of January 1, 2009, the Company had approximately 76% hedged (57% without considering the LBSF portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. However, the Company has notified LBSF of an event of default. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 1 for an additional discussion of the interest rate swaps.

        On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of January 1, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI to fulfill its funding commitment; however, the Company's cash flows have not been adversely impacted. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the LCPI commitments. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company's knowledge they have not yet done so.

  Future Maturities of Long-Term Borrowings—

        There are no scheduled annual maturities on the credit facility for the next five years and as of January 1, 2009; the next scheduled annual maturity on the outstanding credit facility of $799.0 million is after fiscal year 2012.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

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

        At the date of the NCM, Inc. IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and the employees of NCM LLC are eligible for participation in the Equity Incentive Plan. Under the Equity Incentive Plan, NCM, Inc. issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the NCM, Inc. IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to members' equity at that date.

        As of January 1, 2009, there were 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares NCM, Inc. expects to vest over the requisite service period of the award. Options generally vest annually over a five-year period and have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.

        The Company recognized $2.1 million, $1.9 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and $0.1 million and $0 were capitalized during the year ended January 1, 2009 and December 27, 2007, respectively. The recognized expense, including the equity based compensation costs of NCM, Inc. employees is included in the operating results of NCM LLC. As of January 1, 2009, unrecognized compensation cost related to nonvested options was approximately $7.2 million, which will be recognized over a weighted average remaining period of 3.38 years.

        The weighted average grant date fair value of granted options was $3.77 and $6.23 for the year ended January 1, 2009 and the 2007 post-IPO period. The intrinsic value of options exercised during the year ended January 1, 2009 was $0.2 million. During 2008, the amount of cash received on option exercises was $0.6 million. The total fair value of awards vested during the year ended January 1, 2009 was $3.9 million. There were no options vested or exercised prior to the 2008 fiscal year.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2008	2007 post-IPO
Expected life of options	6.5 years	6.5 to 9 years
Risk free interest rate	3.74% to 4.09%	4.1% to 4.9%
Expected volatility	30%	30%
Dividend yield	3%	3%

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 27, 2007	1,822,906	$17.75
Granted	259,000	14.39
Exercised	(35,763)	16.35
Forfeited	(21,044)	18.56

Outstanding at January 1, 2009	2,025,099	$17.33	11.4	$0.3
Exercisable at January 1, 2009	600,177	$17.71	11.7	—
Vested and Expected to Vest at January 1, 2009	1,876,533	$17.36	11.4	$0.2

        The following table summarizes information about the stock options at January 1, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Jan. 1, 2009	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Jan. 1, 2009	Weighted Average Exercise Price
$5.35	50,500	9.8	$5.35	—	$—
$9.70 - $12.61	80,500	9.6	12.09	—	—
$16.35 - $18.01	1,426,233	12.3	16.52	482,998	16.56
$19.37 - $21.00	315,000	8.4	20.35	74,800	21.00
$24.04 - $24.74	114,866	10.7	24.25	34,779	24.27
$26.76 - $29.05	38,000	8.7	28.87	7,600	28.87

	2,025,099	11.4	$17.33	600,177	$17.71

        Non-vested Stock—NCM, Inc. implemented a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the non-vested period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock granted in 2008 to employees vest in equal annual installments over a five-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 27, 2007	271,845	$21.21
Granted	31,500	18.97
Forfeited	(1,823)	21.00
Vested	(97,904)	21.12

Non-vested as of January 1, 2009	203,618	$20.91

        The Company recorded $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the year ended January 1, 2009 and 2007 post-IPO period and minimal amounts were capitalized during the 2008 fiscal year. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. As of January 1, 2009, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 3.36 years. The total fair value of awards vested during the year ended January 1, 2009 was $2.1 million.

9. EMPLOYEE BENEFIT PLANS

        NCM sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.8 million, $0.6 million and $0.6 million during the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.

10. COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

  Operating Lease Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

obligations. Total lease expense for the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, was $2.0 million, $1.3 million, $0.3 million and $1.6 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of January 1, 2009 are as follows (in millions):

2009	$2.1
2010	1.8
2011	1.4
2012	1.3
2013	1.2
Thereafter	0.1

Total	$7.9

  Contingent Put Obligation

        On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. NCM may satisfy its put obligation by paying cash or issuing NCM shares of equal value. In accordance with FIN No. 45, the estimated fair value of $2.4 million was recorded as of April 29, 2008, which represents the noncontingent obligation. The carrying amount of the FIN 45 liability was $2.0 million as of January 1, 2009. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast's defaults on its senior debt and liquidity issues. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast's convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 1 for additional details. In addition, the Company determined that the put obligation was probable and recorded an additional contingent liability of $2.5 million. The total liability at January 1, 2009 was $4.5 million, which represents the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability.

  Minimum Revenue Guarantees

        As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $24.0 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of January 1, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 11, 2009	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2009
/s/ AMY E. MILES Amy E. Miles	Chief Financial Officer (Principal Financial Officer)	March 11, 2009
/s/ DAVID H. OWNBY David H. Ownby	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2009
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 11, 2009
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	March 11, 2009
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 11, 2009
/s/ DAVID KEYTE David Keyte	Director	March 11, 2009

Signature	Title	Date

/s/ LEE M. THOMAS Lee M. Thomas	Director	March 11, 2009
/s/ JACK TYRRELL Jack Tyrrell	Director	March 11, 2009
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	March 11, 2009
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 11, 2009

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Accountants
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
99.1	Consent of National CineMedia, LLC

        The Financial Statements of National CineMedia, LLC are filed under Item 15(c).