Form 10-Q
period 2009-04-02
REGAL ENTERTAINMENT GROUP
filed 2009-05-12
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Class A Common Stock—130,136,676 shares outstanding at May 7, 2009

Class B Common Stock—23,708,639 shares outstanding at May 7, 2009

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	April 2, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187.0	$170.2
Trade and other receivables, net	23.1	73.2
Inventories	9.7	8.3
Prepaid expenses and other current assets	15.9	6.1
Assets held for sale	0.6	0.9
Deferred income tax asset	13.4	14.8
TOTAL CURRENT ASSETS	249.7	273.5
PROPERTY AND EQUIPMENT:
Land	118.6	118.6
Buildings and leasehold improvements	1,911.6	1,911.5
Equipment	982.2	974.5
Construction in progress	20.9	14.1
Total property and equipment	3,033.3	3,018.7
Accumulated depreciation and amortization	(1,123.3)	(1,082.2)
TOTAL PROPERTY AND EQUIPMENT, NET	1,910.0	1,936.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	14.6	15.5
DEFERRED INCOME TAX ASSET	84.2	78.2
OTHER NON-CURRENT ASSETS	125.7	113.3
TOTAL ASSETS	$2,563.0	$2,595.8
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$23.6	$23.4
Accounts payable	119.7	162.0
Accrued expenses	58.0	77.8
Deferred revenue	123.1	95.6
Interest payable	4.2	7.4
TOTAL CURRENT LIABILITIES	328.6	366.2
LONG-TERM DEBT, LESS CURRENT PORTION	1,883.7	1,887.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	76.0	77.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	16.3	17.3
NON-CURRENT DEFERRED REVENUE	345.5	339.9
OTHER NON-CURRENT LIABILITIES	159.8	144.1
TOTAL LIABILITIES	2,809.9	2,831.7
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,131,890 and 129,801,284 shares issued and outstanding at April 2, 2009 and January 1, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at April 2, 2009 and January 1, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(265.0)	(265.8)
Retained earnings	33.7	40.1
Accumulated other comprehensive loss, net	(15.3)	(9.9)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(246.5)	(235.5)
Noncontrolling interest	(0.4)	(0.4)
TOTAL DEFICIT	(246.9)	(235.9)
TOTAL LIABILITIES AND DEFICIT	$2,563.0	$2,595.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
REVENUES:
Admissions	$459.5	$432.0
Concessions	179.4	166.1
Other operating revenues	26.7	28.7
TOTAL REVENUES	665.6	626.8
OPERATING EXPENSES:
Film rental and advertising costs	229.7	215.9
Cost of concessions	24.0	22.7
Rent expense	92.9	83.3
Other operating expenses	185.9	168.6
General and administrative expenses (including share-based compensation of $1.6 and $1.4 for the quarters ended April 2, 2009 and March 27, 2008)	15.3	15.0
Depreciation and amortization	49.9	46.3
Net loss on disposal and impairment of operating assets	5.4	2.2
Joint venture employee compensation	—	0.2
TOTAL OPERATING EXPENSES	603.1	554.2
INCOME FROM OPERATIONS	62.5	72.6
OTHER EXPENSE (INCOME):
Interest expense, net	37.2	30.8
Loss on extinguishment of debt	—	3.0
Earnings recognized from NCM	(10.6)	(8.4)
Other, net	0.2	0.6
TOTAL OTHER EXPENSE, NET	26.8	26.0
INCOME BEFORE INCOME TAXES	35.7	46.6
PROVISION FOR INCOME TAXES	14.4	19.1
NET INCOME AND NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$21.3	$27.5
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.14	$0.18
Diluted	$0.14	$0.17
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,045	152,802
Diluted	154,093	158,533
Dividends declared per common share	$0.18	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$21.3	$27.5
Adjustments to reconcile net income attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization	49.9	46.3
Amortization of debt discount	1.0	1.1
Amortization of debt acquisition costs	2.3	1.6
Share-based compensation expense	1.6	1.4
Noncontrolling interest	(0.1)	—
Deferred income tax (benefit) expense	(1.6)	0.7
Net loss on disposal and impairment of operating assets	5.4	2.2
Equity in earnings of non-consolidated entities	0.6	0.6
Joint venture employee compensation	—	0.2
Excess cash distribution on additional shares in NCM	1.8	—
Loss on extinguishment of debt	—	3.0
Non-cash rent expense	1.8	1.6
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	50.1	33.5
Inventories	(1.4)	0.2
Prepaid expenses and other assets	(9.5)	(3.7)
Accounts payable	(42.3)	(62.4)
Income taxes payable	0.1	16.2
Deferred revenue	26.4	15.8
Accrued expenses and other liabilities	(19.0)	(14.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	88.4	71.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.9)	(24.8)
Proceeds from disposition of assets	0.4	—
Distributions to partnership	—	(0.4)
Investment in DCIP	—	(1.0)
NET CASH USED IN INVESTING ACTIVITIES	(27.5)	(26.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(27.7)	(46.0)
Net payments on long-term obligations	(6.3)	(6.1)
Cash used to purchase treasury shares and other	(0.5)	—
Payment of debt acquisition costs and other	(9.6)	(5.0)
Proceeds from stock option exercises	—	0.2
Excess tax benefits from share-based payment arrangements	—	0.1
Net proceeds from 3¾% Convertible Senior Notes hedge and warrant	—	13.7
Proceeds from issuance of 6¼% Convertible Senior Notes	—	200.0
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	—	(6.6)
Cash used to redeem 3¾% Convertible Senior Notes	—	(142.7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(44.1)	7.6
NET INCREASE IN CASH AND CASH EQUIVALENTS	16.8	52.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170.2	435.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187.0	$487.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$0.7	$2.1
Cash paid for interest	$36.8	$33.5
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Additional investment in NCM	$7.0	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2009 AND MARCH 27, 2008

1. THE COMPANY AND BASIS OF PRESENTATION

Regal Entertainment Group (the “Company,” “Regal,” “we” or “us”) is the parent company of Regal Entertainment Holdings, Inc. (“REH”), which is the parent company of Regal Cinemas Corporation (“Regal Cinemas”) and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. (“RCI”) and its subsidiaries, which include Edwards Theatres, Inc. (“Edwards”), Hoyts Cinemas Corporation (“Hoyts”) and United Artists Theatre Company (“United Artists”). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, Hoyts and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

Regal operates the largest theatre circuit in the United States, consisting of 6,773 screens in 549 theatres in 39 states and the District of Columbia as of April 2, 2009.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of April 2, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

On February 12, 2007, we, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company’s cumulative cash investment in DCIP totaled approximately $5.5 million as of April 2, 2009. Such investment is included as a component of “Other Non-current Assets” in the accompanying unaudited condensed consolidated balance sheets. We account for our investment in DCIP following the equity method of accounting. For each of the quarters ended April 2, 2009 and March 27, 2008, the Company recorded a loss of $0.6 million, respectively, representing its share of the net loss of DCIP. Such loss is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes due March 15, 2011 (the “6 1/4% Convertible Senior Notes”). Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheets. See Note 4—“Debt Obligations” for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3 3/4% Convertible Senior Notes due May 15, 2008 (the “3 3/4% Convertible Senior Notes”), in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), described below and in Note 4—“Debt Obligations”) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International (“Credit Suisse”) attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible

Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company acquired Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”), which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”), which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court-appointed trustee was selected to sell the last of the four theatres.  See Note 2—“Acquisition” for further discussion of this transaction.

For a discussion of other significant transactions which have occurred through January 1, 2009, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 2, 2009 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended January 1, 2009.

As described more fully in Note 4—“Debt Obligations,” effective January 2, 2009, the Company retrospectively adopted the provisions of FSP 14-1.  Our 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes described in Note 4 are within the scope of FSP 14-1; therefore, we retrospectively recorded the debt portions of the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes at their fair values as of the respective dates of issuance and amortize the related debt discount into interest expense over the life of each debt instrument during the periods in which the debt instruments are outstanding.  A cumulative effect of a change in accounting principle in the amount of $8.9 million was recorded as of the beginning of fiscal 2007 (December 29, 2006) with an offsetting credit to retained earnings.  The accompanying unaudited condensed consolidated balance sheet as of January 1, 2009 and the unaudited condensed consolidated statement of income for the quarter ended March 27, 2008 presented herein have been retrospectively adjusted to give effect to the adoption of FSP 14-1.  Please refer to Note 4—“Debt Obligations” for further discussion of the adoption of FSP 14-1.

As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, LLC (“National CineMedia”), on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance therewith.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in National CineMedia, Inc. (“NCM, Inc.”) as of April 2, 2009.

During the quarter ended April 2, 2009, Regal paid one quarterly cash dividend of $0.18 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $27.7 million in the aggregate.

Total comprehensive income for the quarters ended April 2, 2009 and March 27, 2008 was $15.9 million and $15.4 million, respectively.  Total comprehensive income consists of net income and other comprehensive loss, net of tax, related to the change in the aggregate unrealized loss on the Company’s interest rate swap arrangements during each of the quarters ended April 2, 2009 and March 27, 2008. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of April 2, 2009 and the unaudited condensed consolidated statements of income and cash flows for the quarters ended April 2, 2009 and March 27, 2008 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2009 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended April 2, 2009 are not necessarily indicative of the operating results that may be achieved for the full 2009 fiscal year.

2. ACQUISITION

Acquisition of Consolidated Theatres

On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. Three of the four theatres subject to the judgment were existing Regal properties and the fourth theatre was acquired from Consolidated Theatres. Because the fourth theatre had minimal and declining cash flows at the acquisition date, none of the purchase price was allocated to the long-lived assets associated with this theatre. Our impairment review during the quarter ended June 26, 2008 did not result in any impairment charges related to these four theatres on a stand alone basis. However, during the quarter ended September 25, 2008, the Company made the decision to sell three of these four theatres (two of the Regal theatres and the Consolidated theatre) together in order to partially satisfy our divestiture requirement. As a result of agreeing to sell the theatres as a package, we were required to evaluate the theatres for impairment as a disposal group (as opposed to the stand alone evaluation during the quarter ended June 26, 2008) and accordingly, we recorded an impairment charge of $7.9 million during the quarter ended September 25, 2008. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ.  In accordance with the final judgment, a court-appointed trustee was selected to sell the last of the four theatres.  As described in Note 11—“Subsequent Events,” on April 30, 2009, the last of the four theatres was transferred to another theatre operator.

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

The transaction included the acquisition of certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011.  During the quarter ended April 2, 2009, the Company recognized $1.0 million of amortization related to these intangible assets.

The following unaudited pro forma results of operations for the quarter ended March 27, 2008 assume the above acquisition occurred as of the beginning of fiscal 2008.  Pro forma results were omitted for the quarter ended April 2, 2009 since actual reported results were the same as the pro forma results. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future (in millions, except per share data).

Quarter Ended March 27, 2008
Revenues	$659.9
Income from operations	72.4
Net income attributable to controlling interest	27.4
Earnings per share of Class A and Class B common stock:
Basic	0.18
Diluted	0.17

3. INVESTMENT IN NATIONAL CINEMEDIA, LLC

In March 2005, Regal and AMC announced the combination of the operations of Regal CineMedia Corporation (“RCM”) and AMC’s subsidiary, National Cinema Network, Inc. (“NCN”), into a new joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark.

As part of the March 2005 joint venture transaction, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN contributed assets to National CineMedia and National CineMedia assumed specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCM’s wholly-owned subsidiary, Regal CineMedia Holdings (“RCH”) and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia.

On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary RCH, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007.  As a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during fiscal 2007.  The formation of National CineMedia and related IPO of NCM, Inc. are further described in Note 4 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009.

As further described in Note 4 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, in connection with the IPO, the joint venture partners entered into a Common Unit Adjustment Agreement with National CineMedia. The Common Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the joint venture partners. Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula (“common unit adjustment”) primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a joint venture partner if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of two percent or more in the total annual attendance of all of the joint venture partners.

As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia.  On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in our circuit in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of April 2, 2009.  The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates at which the units were received. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia. As a result, the Company recorded a $7.0 million increase in its investment in National CineMedia and a corresponding increase to deferred revenue during the quarter ended April 2, 2009.  This amount will be amortized to advertising revenue over the remaining term of the exhibitor services agreements (“ESA”) following the units of revenue method.

Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled less than $0.1 million during the quarter April 2, 2009. Such amount has been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements. As of April 2, 2009 and January 1, 2009, our investment in National CineMedia totaled approximately $78.3 million and $73.1 million, respectively.

The Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company’s initial investment in National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company’s initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. During the quarters ended April 2,

2009 and March 27, 2008, the Company received $12.4 million and $8.4 million, respectively, in cash distributions from National CineMedia. Approximately $1.8 million of these cash distributions received during the quarter ended April 2, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

As a result of the amendment to the ESA and related modification payment, the Company recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue and amortization of upfront ESA modification fees utilizing the units of revenue amortization method. These revenues are presented as a component of other operating revenues in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008

Theatre access fees per patron	$3.8	$4.0
Theatre access fees per digital screen	1.3	1.2
Other NCM revenue	0.7	0.9
Amortization of ESA modification fees	0.9	0.6
Payments to beverage concessionaire	(3.5)	(3.2)
Total	$3.2	$3.5

As of April 2, 2009, approximately $2.4 million and $1.8 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of January 1, 2009, approximately $2.3 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited condensed consolidated statement of income information for National CineMedia for the quarters ended January 1, 2009 and December 27, 2007 is as follows (in millions):

	Quarter Ended January 1, 2009	Quarter Ended December 27, 2007
Revenues	$112.4	$94.5
Income from operations	58.6	50.5
Net income	17.4	36.7

As of the date of this quarterly report on Form 10-Q, no summarized financial information for National CineMedia was available for the quarter ended April 2, 2009.

4. DEBT OBLIGATIONS

Debt obligations at April 2, 2009 and January 1, 2009 consist of the following (in millions):

	April 2, 2009	January 1, 2009
Regal 6 1/4% Convertible Senior Notes, net of debt discount	$191.5	$190.5
Regal Cinemas Amended Senior Credit Facility	1,657.5	1,661.8
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.19%, maturing in various installments through January 2021	80.7	81.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	18.1	19.0
Other	0.3	0.3
Total debt obligations	1,999.6	2,004.9
Less current portion	23.6	23.4
Total debt obligations, net of current portion	$1,976.0	$1,981.5

Regal 6 1/4% Convertible Senior Notes— On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior Notes. Interest on the 6 1/4% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6 1/4% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6 1/4% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6 1/4% Convertible Senior Notes. On or after December 15, 2010, our note holders will have the option to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change (as defined in the indenture to the 6 1/4% Convertible Senior Notes dated March 10, 2008) at the then-existing conversion price per share. Prior to December 15, 2010, our note holders have the right, at their option, to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

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

On April 2, 2009, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6 1/4% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6 1/4% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6 1/4% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at April 2, 2009, at a price per share of $23.0336). In the event of the conversion of the 6 1/4% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6 1/4% Convertible Senior Notes, a number of shares of Class A Common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6 1/4% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance in Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).  Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a April 2, 2009 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated stockholders’ deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of April 2, 2009). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

Regal 3 3/4% Convertible Senior Notes—As further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, on May 28, 2003, Regal issued $240.0 million aggregate principal amount of the 3 3/4% Convertible Senior Notes due May 15, 2008.

In connection with the issuance of the 6¼% Convertible Senior Notes described above, on March 5, 2008 and March 10, 2008, we redeemed a total of approximately $90.0 million principal amount of the 3 3/4% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of FSP 14-1 described below) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge (the “2003 Convertible Note Hedge”) and the warrant (the “2003 Warrant”) associated with the 3 3/4% Convertible Senior Notes.  Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital.

Adoption of FSP 14-1

Effective January 2, 2009, the Company retrospectively adopted the provisions of FSP 14-1, which requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense. Prior to FSP 14-1, Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrant, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature.  Our 6¼% Convertible Senior Notes and our 3 3/4% Convertible Senior Notes are subject to FSP 14-1.

We have determined that if the liability and equity components of the 6¼% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes had been separately valued at the time of their issuances on March 10, 2008 and May 28, 2003, respectively, the amounts allocated to long-term debt would have been $187.4 million (6¼% Convertible Senior Notes) and $203.8 million (3 3/4% Convertible Senior Notes), and the amounts allocated to equity would have been $12.6 million and $36.2 million, respectively. The effective interest rates on the 6¼% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes (based upon the Company’s estimated nonconvertible debt borrowing rate at the time of each respective issuance) would have been approximately 8.7% and 6.8%, respectively.  Effective with the January 2, 2009 adoption of  FSP 14-1, interest expense (amortization of debt discount) for fiscal 2003, 2004, 2005, 2006, 2007 and 2008 were increased by non-cash amounts of approximately $3.3 million, $6.0 million, $6.7 million, $5.7 million, $4.6 million and $4.2 million, respectively.  In addition, the Company retrospectively reduced the previously recorded loss on debt extinguishment resulting from the early extinguishments of the 3 3/4% Convertible Senior Notes that occurred during fiscal 2006 and fiscal 2008 by approximately $35.1 million and $67.5 million, respectively.  After giving effect to these adjustments and the application of the appropriate income tax benefits through the fiscal year ended December 28, 2006, a cumulative effect adjustment of $8.9 million was recorded as of the beginning of fiscal 2007 (December 29, 2006) with a corresponding credit to the opening balance of retained earnings.

During the quarter ended April 2, 2009, the Company recorded approximately $1.0 million of non-cash interest expense (amortization of debt discount) on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during the same period was approximately $3.1 million.  During the quarter ended March 27, 2008, the Company retrospectively recorded approximately $1.1 million of non-cash interest expense (amortization of debt discount) for the 6¼% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes during the same period was approximately $1.6 million.  In addition, for the quarter ended March 27, 2008, amounts previously recorded for loss on debt extinguishment and provision for income taxes were retrospectively (reduced) increased by $(49.8) million and $18.2 million, respectively.  The resulting increase in net income from the adoption of FSP 14-1 was approximately $30.5 million for the quarter ended March 27, 2008. The accompanying unaudited condensed consolidated statement of income for the quarter ended March 27, 2008 presented herein has been retrospectively adjusted to give effect to these adjustments resulting from the adoption of FSP 14-1.  In addition, the accompanying unaudited condensed consolidated balance sheet as of January 1, 2009 presented herein has been retrospectively adjusted to give effect to the adoption of FSP 14-1 as follows (in millions):

	As of January 1, 2009 (Previously Reported)	Impact of FSP 14-1	As of January 1, 2009 (As Revised for FSP 14-1)

Other assets	$113.5	$(0.2)	$113.3
Non-current deferred income tax asset	81.7	(3.5)	78.2
Long-term debt, less current portion	1,896.5	(9.5)	1,887.0
Additional paid-in capital (deficit)	(256.1)	(9.7)	(265.8)
Retained earnings	24.6	15.5	40.1

As of April 2, 2009 and January 1, 2009, the carrying amounts of the $200.0 million 6¼% Convertible Senior Notes were approximately $191.5 million and $190.5 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million.  We anticipate recording additional non-cash interest expense on the 6¼% Convertible Senior Notes in the amount of $8.5 million (the unamortized discount as of April 2, 2009) through the March 2011 maturity date of the 6¼% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million.  As of April 2, 2009, the if-converted value of the 6¼% Convertible Senior Notes was approximately $200.0 million.

Regal Cinemas Fifth Amended and Restated Credit Agreement— On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million.  Due to the bankruptcy filings by Lehman Brothers Holdings Inc. (“Lehman”) and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during the fiscal year ended January 1, 2009.  The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit.

The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every three months. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2013 and the second on October 27, 2013. The Amended Senior Credit Facility is further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009.

On January 20, 2009, Regal Cinemas entered into the First Amendment (the “Amendment”) to the Amended Senior Credit Facility. As a result of the Amendment, either the Company, or its wholly-owned subsidiary, REH, will be permitted from time to time to purchase loans outstanding under the Amended Senior Credit Facility. The Amendment provides that the aggregate principal amount of loans that can be repurchased shall not be more than $300.0 million and all such repurchases shall close on or before the date that is 270 days after the First Amendment Effective Date (approximately October 17, 2009), as defined in the Amendment, and sets forth the terms for implementing an offer to repurchase such loans (such repurchase being the “Dutch Auction.”)

Under the Amendment, (i) the Applicable Margin, as defined in the Amendment, for Revolving Loans under the Revolving Facility and for Term Loans under the Term Facility (each of which are determined by reference to the then-applicable Consolidated Leverage Ratio) is increased by 2.0%, (ii) Regal Cinemas’ ability to elect interest periods for LIBOR borrowings is limited to interest periods of 2, 3, 6 or (if available to all lenders) 12 months, with 1 month interest periods no longer being available, and (iii) Regal Cinemas may exclude a minimum of $100.0 million, but not more than $200.0 million, of Subordinated Debt, as defined in the Amendment, that is used to repay amounts outstanding under the Term Loan from certain financial covenant calculations.

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

Upon the execution of the Amendment to the Amended Senior Credit Facility, Regal recorded approximately $9.6 million of new debt acquisition costs and incurred approximately $0.8 million of other third party costs.

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin.  As of April 2, 2009 and January 1, 2009, borrowings of $1,657.5 million and $1,661.8 million, respectively, were outstanding under the Term Facility at an effective interest rate of 6.46% (as of April 2, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps described below is taken into account.

Interest Rate Swaps—As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years.  These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations.  On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. On October 3, 2008, an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations effectively terminated.  During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps and require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1.0 billion of variable rate debt obligations.  One of these interest rate swap agreements (designated to hedge approximately $250.0 million of variable rate debt obligations) became effective during the quarter ended April 2, 2009.  As a result, the Company’s effective interest rate swap agreements hedge an aggregate of approximately $950.0 million of variable rate debt obligations as of April 2, 2009.

On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the quarter ended April 2, 2009, the Company released a portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. The Company is in the process of determining a final termination value associated with the interest rate swap, but does not expect the termination value to be materially different from the current liability recorded (approximately $2.1 million) as of April 2, 2009.

Under the terms of the Company’s effective interest rate swap agreements as of April 2, 2009, Regal Cinemas pays interest at various fixed rates ranging from 2.353% to 4.994% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133 and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $950.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

As of April 2, 2009, the aggregate fair value of all of the Company’s interest rate swaps was determined to be approximately $(23.8) million, of which $(14.8) million has recorded as a component of “Other Non-Current Liabilities” and $(9.0) million has been recorded as a component of “Accrued Expenses” with a corresponding amount of $(14.5) million, net of tax, recorded to “Accumulated Other Comprehensive Loss.”  As of January 1, 2009, the aggregate fair value of the remaining three interest rate swaps was determined to be approximately $(14.2) million, which was recorded as a component of “Accrued Expenses” with a corresponding amount of $(8.7) million, net of tax, recorded to “Accumulated Other Comprehensive Loss.”  These interest rate swaps exhibited no ineffectiveness during the quarters ended April 2, 2009 and March 27, 2008 and accordingly, the net losses on the swaps of $5.8 million and $12.1 million, respectively, were reported as a component of other comprehensive loss for the quarters ended April 2, 2009 and March 27, 2008.  The fair value of the Company’s interest rate swaps is based on level 2 inputs, as described by SFAS No. 157, Fair Value Measurements, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk.  The counterparties to the Company’s interest rate swaps are major financial institutions.  The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $14.4 million and $19.1 million for the quarters ended April 2, 2009 and March 27, 2008, respectively, reflect effective tax rates of approximately 40.3% and 41.0%, respectively.  The reduction in the effective tax rate for the quarter ended April 2, 2009 is primarily attributable to the tax effects of the resolution of a state tax issue during the quarter ended March 27, 2008. The effective tax rates for the quarters ended April 2, 2009 and March 27, 2008 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at April 2, 2009 and January 1, 2009, totaling $12.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

Capital Stock

As of April 2, 2009, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of April 2, 2009, 130,131,890 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of April 2, 2009, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of April 2, 2009. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 10 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the fiscal year ended January 1, 2009 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through November 2009.  The Company made no repurchases of its outstanding Class A common stock under the program during the quarters ended April 2, 2009 and March 27, 2008.  Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of April 2, 2009.

Share-Based Compensation

In 2002, the Company established the 2002 Stock Incentive Plan (the “Incentive Plan”) for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 10 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009 for additional information related to these awards and the Incentive Plan.

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of April 2, 2009 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 584,482 shares of Class A common stock were outstanding under the Incentive Plan, and 2,042,416 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters ended April 2, 2009 and March 27, 2008.  During the quarters ended April 2, 2009 and March 27, 2008, the Company recognized less than $0.1 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarters ended April 2, 2009 and March 27, 2008.  At April 2, 2009, there was $0.2 million of unrecognized compensation cost related to share-based payments.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  In accordance with SFAS No. 123(R), Share-Based Payment, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  There were no exercises of stock options during the quarter ended April 2, 2009.  For the quarter ended March 27, 2008, our unaudited condensed consolidated statement of cash flows reflects $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.2 million for the quarter ended March 27, 2008. The actual income tax benefit realized from stock option exercises was $0.1 million for the same period.

The following table represents stock option activity for the quarter ended April 2, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	584,482	$9.37	3.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding options at end of period	584,482	9.37	3.49
Exercisable options at end of period	559,358	9.06	3.41

Restricted Stock

As described in Note 9 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, the Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $10.01 per share.

During the quarter ended April 2, 2009, the Company withheld approximately 37,576 shares of restricted stock at an aggregate cost of approximately $0.4 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

During each of the quarters ended April 2, 2009 and March 27, 2008, the Company recognized approximately $0.9 million of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of April 2, 2009, we have unrecognized compensation expense of $8.2 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended April 2, 2009:

Quarter Ended April 2, 2009
Unvested at beginning of period	637,615
Granted during the period	371,129
Vested during the period	(172,371)
Forfeited during the period	(2,947)
Unvested at end of period	833,426

During the quarter ended April 2, 2009, the Company paid one cash dividend of $0.18 on each share of outstanding restricted stock totaling approximately $0.2 million.  During the quarter ended March 27, 2008, the Company paid one cash dividend of $0.30 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each a “Performance Agreement”).  Our 2006 Performance Agreement covered performance share grants in the fiscal years ended December 28, 2006, December 27, 2007 and January 1, 2009, and is described in Note 9 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009.

In 2009, we adopted an amended and restated form of Performance Agreement.  On January 14, 2009, 401,907 performance shares were granted pursuant to the 2009 Performance Agreement, at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis – Elements of Compensation – Performance Shares,” of our 2009 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 14, 2012 (the third anniversary of the grant date) set forth in the Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $10.01 per share.

Pursuant to the terms and conditions of the 2006 and 2009 Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in such Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period.

During the quarters ended April 2, 2009 and March 27, 2008, the Company recognized approximately $0.7 million and $0.4 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses.

The following table summarizes information about the Company’s number of performance shares for the quarter ended April 2, 2009:

Quarter Ended April 2, 2009
Unvested at beginning of period	793,005
Granted (based on target)	401,907
Forfeited	(6,552)
Unvested at end of period	1,188,360

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 790,949 shares of restricted stock could be issued providing the performance criteria maximums are met.

7. COMMITMENTS AND CONTINGENCIES

Acquisition of Consolidated Theatres

As described in Note 2—“Acquisition,” in conjunction with the closing of Consolidated Theatres, we entered into a final judgment with the DOJ, which requires us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the fiscal year ended January 1, 2009, the Company entered into an agreement to sell three of the four theatres. On October 23, 2008, the Company completed its divestiture of the three theatres. In accordance with the final judgment, a court-appointed trustee was selected to sell the last of the four theatres.

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

On or about January 3, 2007, suit was initiated against the Company in Federal Court, Central District of California, styled, Bateman, individually and on behalf of all others similarly situated, v. Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc., et al., alleging violations of the Fair and Accurate

Transaction Act, for allegedly printing expiration dates and credit card numbers on customer receipts. The plaintiff sought to represent a class of individuals allegedly harmed by this alleged practice. The complaint sought actual damages and/or statutory damages of at least one hundred dollars or up to one thousand dollars per violation, and attorney fees and costs. We believe we are in substantial compliance with all applicable federal and state laws governing these trade practices. On November 21, 2008, the court entered an order of dismissal of the complaint in its entirety, without prejudice, with each party to bear their own costs.

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

8. RELATED PARTY TRANSACTIONS

During the quarter ended April 2, 2009, Regal Cinemas incurred capitalized costs of $0.1 million to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $2.0 million of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the quarter ended April 2, 2009.  In addition, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the quarter ended April 2, 2009. Also, during the quarter ended April 2, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

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

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended April 2, 2009			Quarter ended March 27, 2008
	Class A		Class B	Class A		Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$18.0		$3.3	$23.2		$4.3

Denominator:
Weighted average common shares outstanding (in thousands)	129,336		23,709	129,093		23,709

Basic net income per share	$0.14		$0.14	$0.18		$0.18
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$18.0		$3.3	$23.2		$4.3
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3.3		—	4.3		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—		(0.2)
Interest expense on 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—
Allocation of undistributed earnings	$21.3		$3.3	$27.5		$4.1
Denominator:
Number of shares used in basic computation (in thousands)	129,336		23,709	129,093		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—
Stock options	123		—	225		—
Restricted stock and performance shares	925		—	924		—
Conversion spread on 3 3/4% Convertible Senior Notes and the 2003 Warrant	—		—	4,582		—
Conversion of 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—

Number of shares used in per share computations (in thousands)	154,093		23,709	158,533		23,709
Diluted net income per share	$0.14		$0.14	$0.17		$0.17

(1)	No amount reported as the impact on net income per share of Class A common stock would have been antidilutive.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 5—“Income Taxes” for further discussion).  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations during the quarter ended April 2, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 during the quarter ended April 2, 2009.  The adoption had the effect of reclassifying amounts previously classified under “minority interest” (approximately $(0.4) million as of January 1, 2009) to a component of equity under “noncontrolling interest” in the accompanying unaudited condensed consolidated balance sheets.  Amounts previously classified under “minority interest in earnings of consolidated subsidiaries” are now classified as “noncontrolling interest” and presented net of tax below “net income” to arrive at “net income attributable to controlling interest” in the accompanying unaudited condensed statements of income.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) which amends SFAS No. 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133.  The Company adopted SFAS No. 161 during the quarter ended April 2, 2009.  The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial position, cash flows or results of operations during the quarter ended April 2, 2009.

11. SUBSEQUENT EVENTS

On April 30, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 16, 2009, to stockholders of record on June 4, 2009.

On April 30, 2009, pursuant to a final judgment with the DOJ described further in Note 2—“Acquisition,” the Company completed its divestiture of the last of the four theatres by transferring the theatre to another theatre operator.

On May 6, 2009, the Company announced the following appointments, all of which are effective as of June 30, 2009, with respect to the Company’s directors and executive officers, each of which was approved by the Company’s board of directors on May 5, 2009:

Name, Age and Current Positions and Offices	New Positions and Offices as of June 30, 2009
Michael L. Campbell, 55, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Executive Chairman of the Board

Amy E. Miles, 42, Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	Chief Executive Officer (designated Principal Executive Officer)

David H. Ownby, 39, Senior Vice President (Principal Accounting Officer)	Executive Vice President, Chief Financial Officer (designated Principal Financial Officer and Principal Accounting Officer), and Treasurer

Effective June 30, 2009, the board of directors increased the size of the board to ten directors and filled the vacancy on the board with the appointment of Amy E. Miles to the board. Ms. Miles has not been named to any committees of the board nor will she receive additional compensation for her service on the board of directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 2, 2009 with the Commission (File No. 001-31315) for the Company’s fiscal year ended January 1, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,773 screens in 549 theatres in 39 states and the District of Columbia as of April 2, 2009. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, unredeemed gift certificates and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with six film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. Upon completion, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in our circuit in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of April 2, 2009.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheets. See Note 4—“Debt Obligations” for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3 3/4% Convertible Senior Notes due May 15, 2008, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of FSP 14-1 described in Note 4—“Debt Obligations”) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court-appointed trustee was selected to sell the last of the four theatres.  See Note 2—“Acquisition” for further discussion of this transaction.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and “Results of Operations” below.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2009 were estimated to have increased by approximately 2-3% in comparison to the first fiscal quarter of 2008.  The industry’s box office results were positively impacted by ticket price increases and the breadth of films released in the first quarter of 2009, which included strong attendance from key releases such as Gran Torino, Paul Blart: Mall Cop, Taken and Watchmen.

Our total revenues for the quarter ended April 2, 2009 (“Q1 2009 Period”) were $665.6 million and consisted of $459.5 million of admissions revenues, $179.4 million of concessions revenues and $26.7 million of other operating revenues, and increased 6.2% from total revenues of $626.8 million for the quarter ended March 27, 2008 (“Q1 2008 Period”).

During the Q1 2009 Period, total admissions revenues increased $27.5 million, or 6.4%, to $459.5 million from $432.0 million in the Q1 2008 Period due to a 4.1% increase in average ticket prices and a 2.3% increase in attendance. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product (including incremental IMAX and 3D film product) exhibited during the Q1 2009 Period were the primary drivers of the increase in our Q1 2009 Period average ticket price. The Q1 2009 Period benefited from $25.6 million of admissions revenues and 3.4 million attendees generated by the inclusion of 400 screens acquired from Consolidated Theatres on April 30, 2008, but was negatively impacted by a shift in our fiscal calendar which resulted in the several days from the traditionally high attendance week between Christmas and New Years Day being included in the Q1 2008 Period, but not the Q1 2009 Period.

On a ‘comparable screen’ basis (i.e., excluding the effect of the inclusion of Consolidated Theatres during the Q1 2009 Period), attendance for the Q1 2009 Period was approximately 54.8 million, a 3.7% decrease from the Q1 2008 Period and admissions revenues for the Q1 2009 Period were approximately $433.9 million, an increase of 0.4% from the Q1 2008 Period. These results were primarily attributable to the timing of our Q1 2009 Period calendar as compared to the Q1 2008 Period calendar, offset by a 4.3% increase in comparable screen average ticket prices. Based on our review of certain industry sources, the increase in our admissions revenues on a comparable screen basis was slightly less than the industry’s results for the Q1 2009 Period as compared to the Q1 2008 Period. We believe the less than industry increase in admissions revenues on a comparable screen basis was attributable to various factors including film product performance and geographical differences, incremental screens from regional theatre circuits and our allocation of capital during such periods.

In addition, during the Q1 2009 Period, on a comparable screen basis, we experienced an increase in total concessions revenues and a slight decrease in other operating revenues.  On a comparable screen basis, total concessions revenues and average concessions revenues per patron during the Q1 2009 Period in comparison to the Q1 2008 Period were positively impacted by price increases and a concession friendly mix of film product exhibited during the Q1 2009 Period. The decrease in other operating revenues for the Q1 2009 Period was primarily attributable to decreases in revenues related to unredeemed gift certificates and discount tickets and other theatre revenues.

Income from operations totaled $62.5 million during the Q1 2009 Period, which represents a decrease of $10.1 million, or 13.9%, from $72.6 million in the Q1 2008 Period.  On a comparable screen basis, during the Q1 2009 Period, income from operations decreased $11.7 million, or 16.1%, from the Q1 2008 Period. The decrease in income from operations on a comparable screen basis during the Q1 2009 Period was primarily attributable to the shift in our fiscal calendar.  In addition, we experienced increases in film and advertising expense, rent expense, other operating expenses and net loss on disposal and impairment of operating assets, partially offset by slight reductions in depreciation and amortization and cost of concessions. The Company reported net income of $21.3 million in the Q1 2009 Period compared to net income of $27.5 million in the Q1 2008 Period. Diluted earnings per share of Class A and Class B common stock was $0.14 in the Q1 2009 Period compared to $0.17 during the Q1 2008 Period. The decreases in net income and diluted earnings per share of Class A and Class B common stock were primarily due to a decrease in operating income and incremental interest expense, partially offset by the impact of incremental earnings recognized from National CineMedia described below.

During the Q1 2009 Period, we continued to make progress with respect to the following strategic initiatives:

•                 We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Q1 2009 Period totaled approximately $27.7 million.

•                 We closed 3 underperforming theatres with 28 screens, ending the Q1 2009 Period with 549 theaters and 6,773 screens.

•                 Finally, we continue to embrace new technologies to enhance the movie-going experience and broaden our content offerings. Through April 2, 2009, we operated 256 digital screens outfitted with digital projection systems, all of which are 3D capable.  With the rollout of digital cinema, we expect to increase our total digital 3D screen count to approximately 1,500.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q1 2009 Period and the Q1 2008 Period (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Q1 2009 Period		Q1 2008 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$459.5	69.0%	$432.0	68.9%
Concessions	179.4	27.0	166.1	26.5
Other operating revenues	26.7	4.0	28.7	4.6
Total revenues	665.6	100.0	626.8	100.0
Operating expenses:
Film rental and advertising costs(1)	229.7	50.0	215.9	50.0
Cost of concessions(2)	24.0	13.4	22.7	13.7
Rent expense(3)	92.9	14.0	83.3	13.3
Other operating expenses(3)	185.9	27.9	168.6	26.9
General and administrative expenses (including share-based compensation expense of $1.6 and $1.4 for the Q1 2009 Period and the Q1 2008 Period, respectively)(3)	15.3	2.3	15.0	2.4
Depreciation and amortization(3)	49.9	7.5	46.3	7.4
Net loss on disposal and impairment of operating assets(3)	5.4	0.8	2.2	0.4
Joint venture employee compensation(3)	—	—	0.2	—
Total operating expenses(3)	603.1	90.6	554.2	88.4
Income from operations(3)	62.5	9.4	72.6	11.6
Interest expense, net(3)	37.2	5.6	30.8	4.9
Earnings recognized from NCM(3)	(10.6)	1.6	(8.4)	1.3
Loss on debt extinguishment(3)	—	—	3.0	0.5
Provision for income taxes(3)	14.4	2.2	19.1	3.0
Net income(3)	$21.3	3.2	$27.5	4.4
Attendance	58.2	*	56.9	*
Average ticket price(4)	$7.90	*	$7.59	*
Average concessions per patron(5)	$3.08	*	$2.92	*

*   Not meaningful

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

(4) Calculated as admissions revenues/attendance.

(5) Calculated as concessions revenues/attendance.

Q1 2009 Period Compared to Q1 2008 Period

Admissions

During the Q1 2009 Period, total admissions revenues increased $27.5 million, or 6.4%, to $459.5 million from $432.0 million in the Q1 2008 Period due to a 4.1% increase in average ticket prices and a 2.3% increase in attendance. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product (including incremental IMAX and 3D film product) exhibited during the Q1 2009 Period were the primary drivers of the increase in our Q1 2009 Period average ticket price. The Q1 2009 Period benefited from $25.6 million of admissions revenues and 3.4 million attendees generated by the inclusion of 400 screens acquired from Consolidated Theatres on April 30, 2008, but was negatively impacted by a shift in our fiscal calendar which resulted in the several days from the traditionally high attendance week between Christmas and New Years Day being included in the Q1 2008 Period, but not the Q1 2009 Period.

On a ‘comparable screen’ basis, attendance for the Q1 2009 Period was approximately 54.8 million, a 3.7% decrease from the Q1 2008 Period and admissions revenues for the Q1 2009 Period were approximately $433.9 million, an increase of 0.4% from the Q1 2008 Period. These results were primarily attributable to the timing of our Q1 2009 Period calendar as compared to the Q1 2008 Period calendar, offset by a 4.3% increase in comparable screen average ticket prices. Based on our review of certain industry sources, the increase in our admissions revenues on a comparable screen basis was slightly less than the industry’s results for the Q1 2009 Period as compared to the Q1 2008 Period. We believe the less than industry increase in admissions revenues on a comparable screen basis was attributable to various factors including film product performance and geographical differences, incremental screens from regional theatre circuits and our allocation of capital during such periods.

Concessions

During the Q1 2009 Period, total concessions revenues increased $13.3 million, or 8.0%, to $179.4 million, from $166.1 million for the Q1 2008 Period.  Average concessions revenues during the Q1 2009 Period increased 5.5%, to $3.08, from $2.92 for the Q1 2008 Period.  On a comparable screen basis, total concessions revenues for the Q1 2009 Period increased by approximately $2.5 million, or 1.5% from the Q1 2008 Period. The increases in comparable screen total concessions revenues and average concessions revenues per patron were primarily a result of price increases and the concession friendly mix of film product exhibited during the Q1 2009 Period.

Other Operating Revenues

Total other operating revenues decreased $2.0 million, or 7.0%, to $26.7 million for the Q1 2009 Period, from $28.7 million for the Q1 2008 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. Such decrease was primarily attributable to decreases in revenues related to unredeemed gift certificates and discount tickets and other theatre revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues was approximately 50.0% during the Q1 2009 Period, which was consistent with that of the Q1 2008 Period.

Cost of Concessions

Cost of concessions increased $1.3 million, or 5.7%, during the Q1 2009 Period as compared to the Q1 2008 Period. Cost of concessions as a percentage of revenues for the Q1 2009 Period were approximately 13.4% compared to 13.7% for the Q1 2008 Period.  The decrease in cost of concessions as a percentage of revenues during the Q1 2009 Period was primarily related to price increases in our concession products, partially offset by slightly higher food costs.

Rent Expense

During the Q1 2009 Period, rent expense increased $9.6 million, or 11.5%, to $92.9 million, from $83.3 million in the Q1 2008 Period. Such increase was primarily due to the inclusion of Consolidated Theatres during the Q1 2009 Period. On a comparable screen basis, rent expense increased $1.8 million, or 2.2% during the Q1 2009 Period as compared to the Q1 2008 Period.  The Q1 2009 Period increase in rent expense on a comparable screen basis was primarily attributable to general inflationary increases.

Other Operating Expenses

Other operating expenses increased $17.3 million, or 10.3%, to $185.9 million in the Q1 2009 Period, from $168.6 million in the Q1 2008 Period. Such increase was primarily due to the inclusion of Consolidated Theatres during the Q1 2009 Period.  On a comparable screen basis, during the Q1 2009 Period, other operating expenses increased $7.9 million, or 4.7%, from the Q1 2008 Period. The increase in other operating expenses on a comparable screen basis during the Q1 2009 Period was primarily attributable to increases in payroll costs and other fixed costs.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 2.0%, to $15.3 million during the Q1 2009 Period as compared to $15.0 million in the Q1 2008 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.3% during the Q1 2009 Period as compared to 2.4% in the Q1 2008 Period. The slight increase in general and administrative expenses during the Q1 2009 Period was primarily attributable to increases in share-based compensation expense and legal and professional fees during the period.

Depreciation and Amortization

For the Q1 2009 Period, depreciation and amortization expense increased $3.6 million, or 7.8%, to $49.9 million, from $46.3 million in the Q1 2008 Period. Such increase was primarily due to the impact of the inclusion of Consolidated Theatres during the Q1 2009 Period.  On a comparable screen basis, depreciation and amortization expense decreased $0.6 million, or 1.3%, during the Q1 2009 Period as compared to the Q1 2008 Period. On a comparable screen basis, the decrease in depreciation and amortization expense during the Q1 2009 Period was primarily related to our equipment utilized in NCM’s digital content network.

Income from Operations

Income from operations totaled $62.5 million during the Q1 2009 Period, which represents a decrease of $10.1 million, or 13.9%, from $72.6 million in the Q1 2008 Period. On a comparable screen basis, during the Q1 2009 Period, income from operations decreased $11.7 million, or 16.1%, from the Q1 2008 Period. The decrease in income from operations on a comparable screen basis during the Q1 2009 Period was primarily attributable to the shift in our fiscal calendar.  In addition, we experienced increases in film and advertising expense, rent expense, other operating expenses and net loss on disposal and impairment of operating assets, partially offset by slight reductions in depreciation and amortization and cost of concessions.

Interest Expense, net

During the Q1 2009 Period, net interest expense increased $6.4 million, or 20.8%, to $37.2 million, from $30.8 million in the Q1 2008 Period. The increase in net interest expense during the Q1 2009 Period was principally due to less interest income ($0.3 million and $3.0 million, respectively, for the Q1 2009 Period and Q1 2008 Period) from a lower average cash balance outstanding as a result of the $209.3 million acquisition of Consolidated Theatres during the second fiscal quarter of 2008, incremental interest expense from the Q1 2008 Period issuance of the $200.0 million 6 1/4% Convertible Senior Notes and a higher effective interest rate on our term facility as a result of the Amendment to the Amended Senior Credit Facility during the Q1 2009 Period.

Earnings Recognized from NCM

The Company recorded $12.4 million and $8.4 million, respectively, in cash distributions from National CineMedia during the Q1 2009 Period and Q1 2008 Period. Approximately $1.8 million of these cash distributions received during the Q1 2009 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

Income Taxes

The provision for income taxes of $14.4 million and $19.1 million for the Q1 2009 Period and the Q1 2008 Period, respectively, reflect effective tax rates of approximately 40.3% and 41.0%, respectively. The reduction in the effective tax rate for the Q1 2009 Period was primarily attributable to the tax effects of the resolution of a state tax issue during the Q1 2008 Period. The effective tax rates for the Q1 2009 Period and the Q1 2008 Period reflect the impact of certain non-deductible expenses.

Net Income

During the Q1 2009 Period, net income totaled $21.3 million, which represents a decrease of $6.2 million, from net income of $27.5 million in the Q1 2008 Period. The decrease in net income for the Q1 2009 Period as compared to the Q1 2008 Period was primarily attributable to a decrease in operating income and incremental interest expense, partially offset by the impact of incremental earnings recognized from National CineMedia described above.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2009 Period and the Q1 2008 Period (in millions):

	Q1 2009 Period	Q1 2008 Period
Net cash provided by operating activities	$88.4	$71.2
Net cash used in investing activities	(27.5)	(26.2)
Net cash (used in) provided by financing activities	(44.1)	7.6
Net increase in cash and cash equivalents	$16.8	$52.6

Q1 2009 Period Compared to Q1 2008 Period

Net cash flows provided by operating activities increased by approximately $17.2 million to approximately $88.4 million for the Q1 2009 Period from approximately $71.2 million for the Q1 2008 Period. The increase in net cash flows generated from operating activities for the Q1 2009 Period was primarily attributable to an increase in total revenues due primarily to increases in attendance coupled with increases in average ticket prices and average concessions per patron, offset by increases in certain expense items.  In addition to these changes in cash flows, the timing of other Q1 2009 Period vendor payments positively impacted cash flows from operating activities.

Net cash flows used in investing activities totaled approximately $27.5 million for the Q1 2009 Period compared to cash flows used in investing activities of approximately $26.2 million for the Q1 2008 Period. Contributing to the slight increase in cash flows used in investing activities during the Q1 2009 Period were incremental capital expenditures of approximately $3.1 million, partially offset by $0.4 million of proceeds from the disposition of assets and the impact of the $1.0 million investment in DCIP during the Q1 2008 Period.

Net cash flows used in financing activities were approximately $44.1 million for the Q1 2009 Period compared to cash flows provided by financing activities of approximately $7.6 million for the Q1 2008 Period. The net increase in cash flows used in financing activities during the Q1 2009 Period was primarily attributable to the impact of the proceeds received in connection with the issuance of $200.0 million 6 1/4% Convertible Senior Notes during the Q1 2008 Period, partially offset by net cash used to redeem approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes during the Q1 2008 Period, a $18.3 million reduction of dividends paid to shareholders during the Q1 2009 Period as compared to the Q1 2008 Period and net cash used in connection with the 2008 Convertible Note Hedge and 2008 Warrant transactions during the Q1 2008 Period.

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

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within twelve months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income and cash flows from operating activities less cash flows from investing and financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities (including digital 3D and IMAX® screens) and replacing equipment.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP.  DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.  We believe the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company.  We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major studios.

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $85.0 million to $100.0 million in fiscal year 2009, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Q1 2009 Period, we invested approximately $27.9 million in capital expenditures.

For a discussion of other significant financing transactions which have occurred through January 1, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2009.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheets. See Note 4—“Debt Obligations” for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3 3/4% Convertible Senior Notes due May 15, 2008, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of FSP 14-1 described in Note 4—“Debt Obligations”) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

On April 30, 2008, the Company acquired Consolidated Theatres, which holds a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres comprising 42 screens in North Carolina pursuant to a final judgment with the DOJ. In accordance with the final judgment, a court-appointed trustee was selected to sell the last of the four theatres.  See Note 2—“Acquisition” for further discussion of this transaction.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia.  On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of April 2, 2009.

Regal Cinemas maintains its Amended Senior Credit Facility, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and the Revolving Facility in an aggregate principal amount of up to $100.0 million. Due to the bankruptcy filings by Lehman and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during fiscal 2008. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.

As described more fully Note 4—“Debt Obligations,” on January 20, 2009, Regal Cinemas entered into the First Amendment to the Amended Senior Credit Facility. As a result of the Amendment, either the Company, or its wholly-owned subsidiary, REH, will be permitted from time to time to purchase loans outstanding under the Amended Senior Credit Facility. The Amendment provides that the aggregate principal amount of loans that can be repurchased shall not be more than $300.0 million and all such repurchases shall close on or before approximately October 17, 2009 and sets forth the terms for implementing a Dutch Auction. There can be no assurance that the Company will conduct a Dutch Auction or that, if the Company conducts one, the Company will be able to successfully purchase loans at a price less than their aggregate principal amount.  Under the Amendment, (i) the Applicable Margin, as defined in the Amendment, for Revolving Loans under the Revolving Facility and for Term Loans under the Term Facility (each of which are determined by reference to the then-applicable Consolidated Leverage Ratio) is increased by 2.0%, (ii) Regal Cinemas’ ability to elect interest periods for LIBOR borrowings is limited to interest periods of 2, 3, 6 or (if available to all lenders) 12 months, with 1 month interest periods no longer being available, and (iii) Regal Cinemas may exclude a minimum of $100.0 million, but not more than $200.0 million, of Subordinated Debt, as defined in the Amendment, that is used to repay amounts outstanding under the Term Loan from certain financial covenant calculations.

As of April 2, 2009, we had approximately $1,657.5 million aggregate principal amount outstanding under the Term Facility, $200.0 million aggregate principal amount outstanding under the 6 1/4% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of April 2, 2009, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $92.3 million available for drawing under the Revolving Facility.

As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, on July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years.  These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under SFAS No. 133. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008.

During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps and require Regal Cinemas to pay interest at a fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1.0 billion of variable rate debt obligations.  One of these interest rate swap agreements (designated to hedge approximately $250.0 million of variable rate debt obligations) became effective during the quarter ended April 2, 2009.  As a result, the Company’s effective interest rate swap agreements hedge an aggregate of approximately $950.0 million of variable rate debt obligations as of April 2, 2009.

Regal paid one quarterly cash dividend of $0.18 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $27.7 million in the aggregate, during the Q1 2009 Period.  Further, on April 30, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 16, 2009, to stockholders of record on June 4, 2009.  These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $122.8 million and $123.7 million for the Q1 2009 Period and the Q1 2008 Period, respectively. The slight decrease in EBITDA in the Q1 2009 Period from the Q1 2008 Period was primarily attributable to a reduction in operating income during the Q1 2009 Period.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q1 2009 Period	Q1 2008 Period
EBITDA	$122.8	$123.7
Interest expense, net	(37.2)	(30.8)
Provision for income taxes	(14.4)	(19.1)
Deferred income taxes	(1.6)	0.7
Changes in operating assets and liabilities	4.4	(15.0)
Loss on debt extinguishment	—	3.0
Other items, net	14.4	8.7
Net cash provided by operating activities	$88.4	$71.2

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009.  As of April 2, 2009, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.  As of April 2, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of approximately $950.0 million of variable rate debt obligations as of April 2, 2009) described in Note 4—“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.353% to 4.994% and receives interest at a variable rate based on the 3-month LIBOR.  As of April 2, 2009 and January 1, 2009, borrowings of $1,657.5 million and $1,661.8 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 6.46% (as of April 2, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of April 2, 2009, would increase or decrease interest expense by $2.7 million for the quarter ended April 2, 2009.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 2, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 2, 2009, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 2, 2009 with the Commission (File No. 001-31315) for the fiscal year ended January 1, 2009.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED APRIL 2, 2009

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 2, 2009 – January 31, 2009	185	$10.80	—	$40,000,000
February 1, 2009 – February 28, 2009	37,282	10.07	—	$40,000,000
March 1, 2009 – April 2, 2009	109	12.87	—	$40,000,000

Total	37,576	$10.08	—

(1)   During the quarter ended April 2, 2009, the Company withheld approximately 37,576 shares of restricted stock at an aggregate cost of approximately $0.4 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

(2)   During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period.  During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million.  On November 5, 2008, the board of directors extended the share repurchase program through November 2009 pursuant to which the company may repurchase up to $40.0 million of the Company’s outstanding shares of Class A common stock.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
4.1

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of January 20, 2009, by and among Regal Cinemas, certain affiliated entities of the Company as Guarantors, and Credit Suisse Cayman Islands Branch, as Administrative Agent (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on January 21, 2009, and incorporated by reference herein)

4.2

First Amendment to Amended and Restated Guaranty and Collateral Agreement, dated January 20, 2009, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse Cayman Islands Branch, as Administrative Agent

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 12, 2009	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
Chief Executive Officer (Principal
Executive Officer)

Date: May 12, 2009	By:	/s/ AMY E. MILES
Amy E. Miles
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer)

Date: May 12, 2009	By:	/s/ DAVID H. OWNBY
David H. Ownby
Senior Vice President and Chief
Accounting Officer (Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of January 20, 2009, by and among Regal Cinemas, certain affiliated entities of the Company as Guarantors, and Credit Suisse Cayman Islands Branch, as Administrative Agent (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on January 21, 2009, and incorporated by reference herein)

4.2

First Amendment to Amended and Restated Guaranty and Collateral Agreement, dated January 20, 2009, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse Cayman Islands Branch, as Administrative Agent

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications