Form 10-Q
period 2009-07-02
REGAL ENTERTAINMENT GROUP
filed 2009-08-11
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Class A Common Stock—130,291,668 shares outstanding at August 6, 2009

Class B Common Stock—23,708,639 shares outstanding at August 6, 2009

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	July 2, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267.7	$170.2
Trade and other receivables	43.6	73.2
Inventories	12.6	8.3
Prepaid expenses and other current assets	20.8	6.1
Assets held for sale	0.6	0.9
Deferred income tax asset	12.7	14.8
TOTAL CURRENT ASSETS	358.0	273.5
PROPERTY AND EQUIPMENT:
Land	118.6	118.6
Buildings and leasehold improvements	1,921.7	1,911.5
Equipment	1,003.5	974.5
Construction in progress	9.5	14.1
Total property and equipment	3,053.3	3,018.7
Accumulated depreciation and amortization	(1,163.9)	(1,082.2)
TOTAL PROPERTY AND EQUIPMENT, NET	1,889.4	1,936.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	13.6	15.5
DEFERRED INCOME TAX ASSET	84.0	78.2
OTHER NON-CURRENT ASSETS	123.3	113.3
TOTAL ASSETS	$2,647.1	$2,595.8
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$23.9	$23.4
Accounts payable	188.3	162.0
Accrued expenses	78.5	77.8
Deferred revenue	100.7	95.6
Interest payable	6.7	7.4
TOTAL CURRENT LIABILITIES	398.1	366.2
LONG-TERM DEBT, LESS CURRENT PORTION	1,880.5	1,887.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	74.7	77.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	16.0	17.3
NON-CURRENT DEFERRED REVENUE	344.1	339.9
OTHER NON-CURRENT LIABILITIES	162.1	144.1
TOTAL LIABILITIES	2,875.5	2,831.7
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,289,668 and 129,801,284 shares issued and outstanding at July 2, 2009 and January 1, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at July 2, 2009 and January 1, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(265.0)	(265.8)
Retained earnings	47.4	40.1
Accumulated other comprehensive loss, net	(10.4)	(9.9)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(227.9)	(235.5)
Noncontrolling interest	(0.5)	(0.4)
TOTAL DEFICIT	(228.4)	(235.9)
TOTAL LIABILITIES AND DEFICIT	$2,647.1	$2,595.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended July 2, 2009	Quarter Ended June 26, 2008	Two Quarters Ended July 2, 2009	Two Quarters Ended June 26, 2008
REVENUES:
Admissions	$541.7	$455.7	$1,001.2	$887.7
Concessions	214.9	188.9	394.3	355.0
Other operating revenues	32.6	31.2	59.3	59.9
TOTAL REVENUES	789.2	675.8	1,454.8	1,302.6
OPERATING EXPENSES:
Film rental and advertising costs	293.4	247.0	523.1	462.9
Cost of concessions	31.7	25.5	55.7	48.2
Rent expense	95.6	90.0	188.5	173.3
Other operating expenses	195.8	180.5	381.7	349.1
General and administrative expenses (including share-based compensation of $1.0 and $1.5 for the quarters ended July 2, 2009 and June 26, 2008, respectively, and $2.6 and $2.9 for the two quarters ended July 2, 2009 and June 26, 2008, respectively)	15.4	15.8	30.7	30.8
Depreciation and amortization	50.5	49.9	100.4	96.2
Net loss on disposal and impairment of operating assets	10.5	2.3	15.9	4.5
Joint venture employee compensation	—	0.1	—	0.3
TOTAL OPERATING EXPENSES	692.9	611.1	1,296.0	1,165.3
INCOME FROM OPERATIONS	96.3	64.7	158.8	137.3
OTHER EXPENSE (INCOME):
Interest expense, net	37.0	31.0	74.2	61.8
Loss on extinguishment of debt	—	—	—	3.0
Earnings recognized from NCM	(8.8)	(5.9)	(19.4)	(14.3)
Other, net	0.8	0.7	1.0	1.3
TOTAL OTHER EXPENSE, NET	29.0	25.8	55.8	51.8
INCOME BEFORE INCOME TAXES	67.3	38.9	103.0	85.5
PROVISION FOR INCOME TAXES	26.9	14.7	41.3	33.8
NET INCOME	40.4	24.2	61.7	51.7
NONCONTROLLING INTEREST, NET OF TAX	0.1	0.1	0.1	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$40.5	$24.3	$61.8	$51.8
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.26	$0.16	$0.40	$0.34
Diluted	$0.26	$0.16	$0.40	$0.33
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,051	152,830	153,048	152,817
Diluted	154,075	154,728	154,084	156,632
Dividends declared per common share	$0.18	$0.30	$0.36	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended July 2, 2009	Two Quarters Ended June 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$61.8	$51.8
Adjustments to reconcile net income attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization	100.4	96.2
Amortization of debt discount	2.0	2.2
Amortization of debt acquisition costs	4.6	3.4
Share-based compensation expense	2.6	2.9
Noncontrolling interest	(0.2)	—
Deferred income tax benefit	(4.3)	(27.3)
Net loss on disposal and impairment of operating assets	15.9	4.5
Equity in earnings of non-consolidated entities	0.7	0.8
Joint venture employee compensation	—	0.3
Excess cash distribution on additional shares in NCM	3.3	—
Loss on extinguishment of debt	—	3.0
Non-cash rent expense	3.7	3.7
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	29.6	22.1
Inventories	(4.3)	(1.4)
Prepaid expenses and other assets	(13.5)	(1.6)
Accounts payable	26.3	(18.2)
Income taxes payable	11.0	25.7
Deferred revenue	2.3	(9.3)
Accrued expenses and other liabilities	(5.1)	(2.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	236.8	156.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60.9)	(70.6)
Proceeds from disposition of assets	0.4	3.3
Purchase of Consolidated Theatres, L.L.C., net of cash acquired	—	(209.3)
Distributions to partnership	—	(0.4)
Investment in DCIP	(1.5)	(1.0)
NET CASH USED IN INVESTING ACTIVITIES	(62.0)	(278.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(55.4)	(92.1)
Net payments on long-term obligations	(11.9)	(11.6)
Cash used to purchase treasury shares and other	(0.5)	—
Proceeds from stock option exercises	0.1	0.5
Payment of debt acquisition costs and other	(9.6)	(5.1)
Excess tax benefits from share-based payment arrangements	—	0.2
Net proceeds from 3¾% Convertible Senior Notes hedge and warrant	—	18.9
Net proceeds from issuance of 6¼% Convertible Senior Notes	—	200.0
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	—	(6.6)
Cash used to redeem 3¾% Convertible Senior Notes	—	(194.1)
NET CASH USED IN FINANCING ACTIVITIES	(77.3)	(89.9)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97.5	(211.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170.2	435.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267.7	$223.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$13.8	$35.9
Cash paid for interest	$69.5	$62.6
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Additional investment in NCM	$7.0	$73.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2009 AND JUNE 26, 2008

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

Regal operates the largest theatre circuit in the United States, consisting of 6,778 screens in 549 theatres in 39 states and the District of Columbia as of July 2, 2009.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of July 2, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

On February 12, 2007, we, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company’s cumulative cash investment in DCIP totaled approximately $7.0 million as of July 2, 2009. Such investment is included as a component of “Other Non-current Assets” in the accompanying unaudited condensed consolidated balance sheets. We account for our investment in DCIP following the equity method of accounting.  During the two quarters ended July 2, 2009 and June 26, 2008, the Company recorded losses of $1.5 million and $1.3 million, respectively, representing its share of the net loss of DCIP.  Such amounts are presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income.

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

On April 30, 2008, the Company acquired Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”), which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”), which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres.  On April 30, 2009, the Company completed its divestiture of the last of the four theatres.  See Note 2—“Acquisition” for further discussion of this transaction.

For a discussion of other significant transactions which have occurred through January 1, 2009, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 2, 2009 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended January 1, 2009.

As described more fully in Note 4—“Debt Obligations,” effective January 2, 2009, the Company retrospectively adopted the provisions of FSP 14-1.  Our 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes described in Note 4 are within the scope of FSP 14-1; therefore, we retrospectively recorded the debt portions of the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes at their fair values as of the respective dates of issuance and amortize the related debt discount into interest expense over the life of each debt instrument during the periods in which the debt instruments are outstanding.  A cumulative effect of a change in accounting principle in the amount of $8.9 million was recorded as of the beginning of fiscal 2007 (December 29, 2006) with an offsetting credit to retained earnings.  The accompanying unaudited condensed consolidated balance sheet as of January 1, 2009 and the unaudited condensed consolidated statements of income for the quarter and two quarters ended June 26, 2008 presented herein have been retrospectively adjusted to give effect to the adoption of FSP 14-1.  Please refer to Note 4—“Debt Obligations” for further discussion of the adoption of FSP 14-1.

As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, LLC (“National CineMedia”), on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in National CineMedia, Inc. (“NCM, Inc.”) as of July 2, 2009.

During the two quarters ended July 2, 2009, Regal paid two quarterly cash dividends of $0.18 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $55.4 million in the aggregate.

Total comprehensive income for the quarters ended July 2, 2009 and June 26, 2008 was $45.4 million and $28.3 million, respectively.  Total comprehensive income for the two quarters ended July 2, 2009 and June 26, 2008 was $61.3 million and $43.7 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive loss, net of tax, related to the change in the aggregate unrealized loss on the Company’s interest rate swap arrangements during each of the quarters and two quarters ended July 2, 2009 and June 26, 2008. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of July 2, 2009 and the unaudited condensed consolidated statements of income and cash flows for the quarters and two quarters ended July 2, 2009 and June 26, 2008 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2009 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended July 2, 2009 are not necessarily indicative of the operating results that may be achieved for the full 2009 fiscal year.

2. ACQUISITION

Acquisition of Consolidated Theatres

On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. Three of the four theatres subject to the judgment were existing Regal properties and the fourth theatre was acquired from Consolidated Theatres. Because the fourth theatre had minimal and declining cash flows at the acquisition date, none of the purchase price was allocated to the long-lived assets associated with this theatre. Our impairment review during the quarter ended June 26, 2008 did not result in any impairment charges related to these four theatres on a stand alone basis. However, during the quarter ended September 25, 2008, the Company made the decision to sell three of these four theatres (two of the Regal theatres and the Consolidated theatre) together in order to partially satisfy our divestiture requirement. As a result of agreeing to sell the theatres as a package, we were required to evaluate the theatres for impairment as a disposal group (as opposed to the stand alone evaluation during the quarter ended June 26, 2008) and accordingly, we recorded an impairment charge of $7.9 million during the quarter ended September 25, 2008. On October 23, 2008, the Company completed its divestiture of the three theatres.  On April 30, 2009, the Company completed its divestiture of the last of the four theatres.

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

The following is a summary of the final allocation of the cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$1.4
Property and equipment, net	209.9
Intangible assets	18.1
Current liabilities	(11.2)
Long-term liabilities	(8.9)
Total purchase price	$209.3

The transaction included the acquisition of certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011.  During the quarter and two quarters ended July 2, 2009, the Company recognized $0.9 million and $1.9 million, respectively, of amortization related to these intangible assets.  During the quarter and two quarters ended June 26, 2008, the Company recognized $0.5 million of amortization related to these intangible assets.

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

As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia.  On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of July 2, 2009.  The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were received. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia. As a result, the Company recorded a $7.0 million increase in its investment in National CineMedia and a corresponding increase to deferred revenue during the two quarters ended July 2, 2009.  This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreements (“ESA”) following the units of revenue method.

Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $0.8 million during the quarter and the two quarters ended July 2, 2009.  In addition, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $0.5 million during the quarter and two quarters ended June 26, 2008. Such amount has been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

The Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company’s initial investment in National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company’s initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. During the two quarters ended July 2, 2009 and June 26, 2008, the Company received $21.9 million and $13.8 million, respectively, in cash distributions from National CineMedia. Approximately $3.3 million of these cash distributions received during the two quarters ended July 2, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.  As of July 2, 2009 and January 1, 2009, our investment in National CineMedia totaled approximately $77.6 million and $73.1 million, respectively.

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

	Quarter Ended July 2, 2009	Quarter Ended June 26, 2008	Two Quarters July 2, 2009	Two Quarters June 26, 2008
Theatre access fees per patron	$4.3	$4.0	$8.1	$7.9
Theatre access fees per digital screen	1.3	1.2	2.6	2.5
Other NCM revenue	0.6	0.9	1.3	1.8
Amortization of ESA modification fees	1.1	0.8	2.0	1.4
Payments for beverage concessionaire advertising	(3.9)	(3.3)	(7.4)	(6.5)
Total	$3.4	$3.6	$6.6	$7.1

As of July 2, 2009, approximately $2.7 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of January 1, 2009, approximately $2.3 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited condensed consolidated statement of income information for National CineMedia for the quarters ended April 2, 2009 and March 27, 2008 is as follows (in millions):

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Revenues	$73.5	$62.7
Income from operations	22.2	17.7
Net income	11.9	4.2

As of the date of this quarterly report on Form 10-Q, no summarized financial information for National CineMedia was available for the quarter ended July 2, 2009.

4. DEBT OBLIGATIONS

Debt obligations at July 2, 2009 and January 1, 2009 consist of the following (in millions):

	July 2, 2009	January 1, 2009
Regal 6¼% Convertible Senior Notes, net of debt discount	$192.5	$190.5
Regal Cinemas Amended Senior Credit Facility	1,653.3	1,661.8
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.20%, maturing in various installments through January 2021	79.6	81.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	17.8	19.0
Other	0.4	0.3
Total debt obligations	1,995.1	2,004.9
Less current portion	23.9	23.4
Total debt obligations, net of current portion	$1,971.2	$1,981.5

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

On July 2, 2009, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at July 2, 2009, at a price per share of $23.0336). In the event of the conversion of the 6¼%

Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A Common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance in Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).  Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ deficit.

We also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a July 2, 2009 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated stockholders’ deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of July 2, 2009). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

Regal 3¾% Convertible Senior Notes—As further described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, on May 28, 2003, Regal issued $240.0 million aggregate principal amount of the 3¾% Convertible Senior Notes due May 15, 2008.

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

Adoption of FSP 14-1

Effective January 2, 2009, the Company retrospectively adopted the provisions of FSP 14-1, which requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense. Prior to FSP 14-1, Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrant, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature.  Our 6¼% Convertible Senior Notes and our 3¾% Convertible Senior Notes are subject to FSP 14-1.

We have determined that if the liability and equity components of the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes had been separately valued at the time of their issuances on March 10, 2008 and May 28, 2003, respectively, the amounts allocated to long-term debt would have been $187.4 million (6¼% Convertible Senior Notes) and $203.8 million (3¾% Convertible Senior Notes), and the amounts allocated to equity would have been $12.6 million and $36.2 million, respectively. The effective interest rates on the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes (based upon the Company’s estimated nonconvertible debt borrowing rate at the time of each respective issuance) would have been approximately 8.7% and 6.8%, respectively.  Effective with the January 2, 2009 adoption of  FSP 14-1, interest expense (amortization of debt discount) for fiscal 2003, 2004, 2005, 2006, 2007 and 2008 were increased by non-cash amounts of approximately $3.3 million, $6.0 million, $6.7 million, $5.7 million, $4.6 million and $4.2 million, respectively.  In addition, the Company retrospectively reduced the previously recorded loss on debt extinguishment resulting from the early extinguishments of the 3¾% Convertible Senior Notes that occurred during fiscal 2006 and fiscal 2008 by approximately $35.1 million and $67.5 million, respectively.  After giving effect to these adjustments and the application of the appropriate income tax benefits through the fiscal year ended December 28, 2006, a cumulative effect adjustment of $8.9 million was recorded as of the beginning of fiscal 2007 (December 29, 2006) with a corresponding credit to the opening balance of retained earnings.

During the quarter ended July 2, 2009, the Company recorded approximately $1.0 million of non-cash interest expense on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during the same period was approximately $3.1 million.  During the quarter ended June 26, 2008, the Company retrospectively recorded approximately $1.0 million of non-cash interest expense for the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes during the same period was approximately $3.3 million.  In addition, for the quarter ended June 26, 2008, amounts previously recorded for loss on debt extinguishment and provision for income taxes were retrospectively (reduced) increased by $(17.7) million and $6.2 million, respectively.  The resulting increase in net income attributable to controlling interest from the adoption of FSP 14-1 was approximately $10.5 million for the quarter ended June 26, 2008. During the two quarters ended July 2, 2009 and June 26, 2008, the Company retrospectively recorded approximately $2.0 million and $2.1 million, respectively, of non-cash interest expense for the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes during the same periods were approximately $6.3 million and $4.9 million, respectively.  In addition, for the two quarters ended June 26, 2008, amounts previously recorded for loss on debt extinguishment and provision for income taxes were retrospectively (reduced) increased by $(67.5) million and $24.4 million, respectively.  The resulting increase in net income attributable to controlling interest from the adoption of FSP 14-1 was approximately $41.0 million for the two quarters ended June 26, 2008. The accompanying unaudited condensed consolidated statements of income for the quarters and two quarters ended June 26, 2008, presented herein has been retrospectively adjusted to give effect to these adjustments resulting from the adoption of FSP 14-1.  In addition, the accompanying unaudited condensed consolidated balance sheet as of January 1, 2009 presented herein has been retrospectively adjusted to give effect to the adoption of FSP 14-1 as follows (in millions):

	As of January 1, 2009 (Previously Reported)	Impact of FSP 14-1	As of January 1, 2009 (As Revised for FSP 14-1)
Other assets	$113.5	$(0.2)	$113.3
Non-current deferred income tax asset	81.7	(3.5)	78.2
Long-term debt, less current portion	1,896.5	(9.5)	1,887.0
Additional paid-in capital (deficit)	(256.1)	(9.7)	(265.8)
Retained earnings	24.6	15.5	40.1

As of July 2, 2009 and January 1, 2009, the carrying amounts of the $200.0 million 6¼% Convertible Senior Notes were approximately $192.5 million and $190.5 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million.  We anticipate recording additional non-cash interest expense on the 6¼% Convertible Senior Notes in the amount of $7.5 million (the unamortized discount as of July 2, 2009) through the March 2011 maturity date of the 6¼% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million.  As of July 2, 2009, the if-converted value of the 6¼% Convertible Senior Notes was approximately $200.0 million.

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

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin.  As of July 2, 2009 and January 1, 2009, borrowings of $1,653.3 million and $1,661.8 million, respectively, were outstanding under the Term Facility at an effective interest rate of 6.14% (as of July 2, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps described below is taken into account.

Interest Rate Swaps— As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations.  During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps and require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations.  Three of these interest rate swap agreements (designated to hedge approximately $800.0 million of variable rate debt obligations) became effective during the two quarters ended July 2, 2009.  On June 30, 2009, one of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. As a result, the Company’s effective interest rate swap agreements hedge an aggregate of approximately $1,200.0 million of variable rate debt obligations as of July 2, 2009 at an effective rate of approximately 6.82%.

On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the quarter ended July 2, 2009, the Company released a portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. During the quarter ended July 2, 2009, the Company paid a final termination value of approximately $2.5 million (including accrued interest) associated with the interest rate swap.

Under the terms of the Company’s effective interest rate swap agreements as of July 2, 2009, Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 4.994% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133 and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,200.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

As of July 2, 2009, the aggregate fair value of all of the Company’s interest rate swaps was determined to be approximately $(16.3) million, of which $(12.3) million was recorded as a component of “Other Non-Current Liabilities” and $(4.0) million has been recorded as a component of “Accrued Expenses” with a corresponding amount of $(9.9) million, net of tax, recorded to “Accumulated Other Comprehensive Loss.”  As of January 1, 2009, the aggregate fair value of effective interest rate swaps was determined to be approximately $(14.2) million, which was recorded as a component of “Accrued Expenses” with a corresponding amount of $(8.7) million, net of tax, recorded to “Accumulated Other Comprehensive Loss.”  These interest rate swaps exhibited no ineffectiveness during the quarters and two quarters ended July 2, 2009 and June 26, 2008 and accordingly, the net losses on the swaps of $1.3 million and $8.1 million, respectively, were reported as a component of other comprehensive loss for the two quarters ended July 2, 2009 and June 26, 2008.  The fair value of the Company’s interest rate swaps is based on level 2 inputs, as described by SFAS No. 157, Fair Value Measurements, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk.  The counterparties to the Company’s interest rate swaps are major financial institutions.  The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.

Please refer to Note 12—“Subsequent Events” for a discussion of financing transactions effected subsequent to the quarter ended July 2, 2009.

5. INCOME TAXES

The provision for income taxes of $26.9 million and $14.7 million for the quarters ended July 2, 2009 and June 26, 2008, respectively, reflect effective tax rates of approximately 40.0% and 37.8%, respectively.  The provision for income taxes of $41.3 million and $33.8 million for the two quarters ended July 2, 2009 and June 26, 2008, respectively, reflect effective tax rates of approximately 40.1% and 39.5%, respectively.  The effective tax rates for the quarters and two quarters ended July 2, 2009 and June 26, 2008 reflect the impact of certain non-deductible expenses.  The increase in the effective tax rate for the quarter and two quarters ended July 2, 2009 is primarily attributable to the settlement of an uncertain tax position with state taxing authorities during the quarter ended June 26, 2008.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at July 2, 2009 and January 1, 2009 totaling $12.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

Capital Stock

As of July 2, 2009, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of July 2, 2009, 130,289,668 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of July 2, 2009, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of July 2, 2009. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 10 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the fiscal year ended January 1, 2009 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through November 2009.  The Company made no repurchases of its outstanding Class A common stock under the program during the quarters and two quarters ended July 2, 2009 and June 26, 2008.  Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of July 2, 2009.

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

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of July 2, 2009 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 577,193 shares of Class A common stock were outstanding under the Incentive Plan, and 2,067,787 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters and two quarters ended July 2, 2009 and June 26, 2008.  During the quarters ended July 2, 2009 and June 26, 2008, the Company recognized approximately $0.1 million of share-based compensation expense related to stock options.  During the two quarters ended July 2, 2009 and June 26, 2008, the Company recognized approximately $0.1 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarters and two quarters ended July 2, 2009 and June 26, 2008.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  In accordance with SFAS No. 123(R), Share-Based Payment, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the two quarters ended July 2, 2009, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the two quarters ended July 2, 2009. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.  For the two quarters ended June 26, 2008, our unaudited condensed consolidated statement of cash flows reflects $0.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the two quarters ended June 26, 2008. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.

The following table represents stock option activity for the two quarters ended July 2, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	584,482	$9.37	3.78
Granted	—	—
Exercised	(7,289)	8.35
Forfeited	—	—
Outstanding options at end of period	577,193	9.38	3.28
Exercisable options at end of period	577,193	9.38	3.28

Restricted Stock

As described in Note 9 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, the Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $10.01 per share.  In addition, on June 30, 2009, 150,489 shares were granted under the Incentive Plan at nominal cost to the Company’s Chief Executive Officer. The closing price of our Class A common stock on the date of grant was $13.29 per share.  All of the restricted shares subject to this award vest on June 30, 2013.

During the quarter ended April 2, 2009, the Company withheld approximately 37,576 shares of restricted stock at an aggregate cost of approximately $0.4 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

During each of the quarters ended July 2, 2009 and June 26, 2008, the Company recognized approximately $0.9 million of share-based compensation expense related to restricted share grants. During the two quarters ended July 2, 2009 and June 26, 2008, the Company recognized approximately $1.8 million and $1.9 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of July 2, 2009, we have unrecognized compensation expense of $7.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended July 2, 2009:

Two Quarters Ended July 2, 2009
Unvested at beginning of period	637,615
Granted during the period	521,618
Vested during the period	(172,371)
Forfeited during the period	(2,947)
Unvested at end of period	983,915

During the two quarters ended July 2, 2009, the Company paid two cash dividends of $0.18 on each share of outstanding restricted stock totaling approximately $0.3 million.  During the two quarters ended June 26, 2008, the Company paid two cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.4 million.

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

In 2009, we adopted an amended and restated form of Performance Agreement.  On January 14, 2009, 401,907 performance shares were granted pursuant to the 2009 Performance Agreement, at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Performance Shares,” of our 2009 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 14, 2012 (the third anniversary of the grant date) set forth in the Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $10.01 per share.

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

During the quarters ended July 2, 2009 and July 26, 2008, the Company recognized approximately $0.1 million and $0.5 million, respectively, of share-based compensation expense related to performance share grants. During the quarter ended July 2, 2009, 175,860 shares were effectively cancelled as a result of performance criteria not being met for certain performance share awards granted on June 1, 2006. During the two quarters ended July 2, 2009 and July 26, 2008, the Company recognized approximately $0.8 million and $0.9 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended July 2, 2009:

Two Quarters Ended July 2, 2009
Unvested at beginning of period	793,005
Granted (based on target)	401,907
Cancelled/forfeited	(182,412)
Unvested at end of period	1,012,500

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 659,054 shares of restricted stock could be issued providing the performance criteria maximums are met.

7. COMMITMENTS AND CONTINGENCIES

Acquisition of Consolidated Theatres

As described in Note 2—“Acquisition,” in conjunction with the closing of Consolidated Theatres, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the fiscal year ended January 1, 2009, the Company entered into an agreement to sell three of the four theatres. On October 23, 2008, the Company completed its divestiture of the three theatres.  On April 30, 2009, the Company completed its divestiture of the last of the four theatres.

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

8. RELATED PARTY TRANSACTIONS

During the quarters ended July 2, 2009 and June 26, 2008, Regal Cinemas incurred capitalized costs of $0.1 million and $9.8 million, respectively, to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $1.5 million and $1.6 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the quarters ended July 2, 2009 and June 26, 2008.  In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during each of the quarters ended July 2, 2009 and June 26, 2008.  Also, during the quarters ended July 2, 2009 and June 26, 2008, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the two quarters ended July 2, 2009 and June 26, 2008, Regal Cinemas incurred capitalized costs of $0.1 million and $12.1 million, respectively, to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $3.5 million and $2.7 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the two quarters ended July 2, 2009 and June 26, 2008.  In addition, Regal Cinemas incurred approximately $0.2 million and $0.1 million, respectively, of expenses payable to Anschutz affiliates for certain advertising services during the two quarters ended July 2, 2009 and June 26, 2008.  Also, during the two quarters ended July 2, 2009 and June 26, 2008, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

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

9. EARNINGS PER SHARE

We compute earnings per share of Class A and Class B common stock in accordance with SFAS No. 128, Earnings per Share using the two-class method. Under the provisions of SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the periods presented had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted earnings per share of Class A common stock, the undistributed earnings are equal to net income attributable to controlling interest for that computation.

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended July 2, 2009		Quarter ended June 26, 2008		Two Quarters ended July 2, 2009		Two Quarters ended June 26, 2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$34.2	$6.3	$20.5	$3.8	$52.2	$9.6	$43.8	$8.0

Denominator:
Weighted average common shares outstanding (in thousands)	129,342	23,709	129,121	23,709	129,339	23,709	129,108	23,709

Basic earnings per share	$0.26	$0.26	$0.16	$0.16	$0.40	$0.40	$0.34	$0.34
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$34.2	$6.3	$20.5	$3.8	$52.2	$9.6	$43.8	$8.0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	6.3	—	3.8	—	9.6	—	8.0	—

Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—		—	—		(0.1)	—		(0.2)
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—	—		—	—		—
Allocation of undistributed earnings	$40.5		$6.3	$24.3		$3.8	$61.8		$9.5	$51.8		$7.8
Denominator:
Number of shares used in basic computation (in thousands)	129,342		23,709	129,121		23,709	129,339		23,709	129,108		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709			23,709		—	23,709			23,709		—
Stock options	150			213		—	137			219		—
Restricted stock and performance shares	874			812		—	899			868		—
Conversion spread on 3¾% Convertible Senior Notes and the 2003 Warrant	—			873		—	—			2,728		—
Conversion of 6¼% Convertible Senior Notes	—	(1)		—	(1)	—	—	(1)		—	(1)	—

Number of shares used in per share computations (in thousands)	154,075		23,709	154,728		23,709	154,084		23,709	156,632		23,709
Diluted earnings per share	$0.26		$0.26	$0.16		$0.16	$0.40		$0.40	$0.33		$0.33

(1)          No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 5—“Income Taxes” for further discussion).  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133.  The Company adopted SFAS No. 161 during the quarter ended April 2, 2009.  The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial position, cash flows or results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of July 2, 2009 and has included certain disclosures in Note 12 – “Subsequent Events.”

During June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which is to be adopted as of the beginning of its first annual reporting period that begins after November 15, 2009, and interim and annual reporting periods thereafter.  SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.               The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

b.              The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The Company is evaluating the adoption of SFAS No. 167 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations and lease financing arrangements:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the Term Facility and the Revolving Facility, is estimated based on quoted market prices as of July 2, 2009 and January 1, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 6¼% Convertible Senior Notes, the 3¾% Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of July 2, 2009 and January 1, 2009. The fair value of the Company’s other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at July 2, 2009 and January 1, 2009 consist of the following:

	July 2, 2009	January 1, 2009
	(In millions)
Carrying amount	$1,897.6	$1,913.6
Fair value	$1,847.5	$1,506.3

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 11, 2009, which is the date the financial statements were issued.

Issuance of Regal Cinemas Senior Notes

On July 9, 2009, the Company, Regal Cinemas and certain subsidiaries of Regal Cinemas named as guarantors therein, entered into a Purchase Agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC, as the representative (the “Representative”) of the initial purchasers named on Schedule A thereto (the “Initial Purchasers”), with respect to Regal Cinema’s issuance and sale of $400.0 million in aggregate principal amount of 8.625% Senior Notes due 2019 (the “Notes”).

On July 15, 2009, $400.0 million in aggregate principal amount of the Notes were sold to the Initial Purchasers at a price equal to 97.561% of their face value. The Notes are to be resold by the Initial Purchasers pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by an indenture, dated as of July 15, 2009 (the “Indenture”), between Regal Cinemas, the Company and certain subsidiaries of Regal Cinemas named as guarantors therein and U.S. Bank National Association, as trustee (the “Trustee”). The Notes will bear interest at a rate of 8.625% per year, payable semiannually in arrears in cash on July 15 and January 15 of each year, commencing on January 15, 2010. The Notes will mature on July 15, 2019.

The net proceeds from the offering, after deducting the Initial Purchasers’ discount and the estimated offering expenses payable by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Amended Senior Credit Facility.  In connection with this repayment, the Company is currently evaluating the accounting implications of a portion of unamortized debt issue costs associated with the Amended Senior Credit Facility on its consolidated financial position, cash flows and results of operations.

The Notes will be Regal Cinemas’ general senior unsecured obligations and they will: (i) rank equally in right of payment with all of its existing and future senior unsecured indebtedness; (ii) rank senior in right of payment to all of Regal Cinemas’ existing and future subordinated indebtedness, including its existing 9 3/8% Senior Subordinated Notes; (iii) be effectively subordinated to all of its existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness; and (iv) be structurally subordinated to all existing and future indebtedness and other liabilities of any of its subsidiaries that is not a guarantor of the Notes.

The Notes will be fully and unconditionally guaranteed on a joint and several senior unsecured basis (the “Guarantees”) by the Company and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, the “Guarantors”). The Guarantees will be the Guarantors’ general senior unsecured obligations and they will: (i) rank equally in right of payment with all of the Guarantors’ existing and future senior unsecured indebtedness, including the Company’s 6¼% Convertible Senior Notes; (ii) rank senior in right of payment to all of the Guarantors’ existing and future subordinated indebtedness, including the guarantees of Regal Cinemas’ existing 9 3/8% Senior Subordinated Notes; (iii) be effectively subordinated to all of the Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness; and (iv) be structurally subordinated to all existing and future indebtedness and other liabilities of any of the Guarantors’ subsidiaries that is not a guarantor of the Notes.

Prior to July 15, 2014, Regal Cinemas may redeem all or any part of the Notes at its option at 100% of the principal amount plus a make-whole premium.  Regal Cinemas may redeem the Notes in whole or in part at any time on or after July 15, 2014 at the following redemption prices: (i) during 2014, 104.313%, (ii) during 2015, 102.875%, (iii) during 2016, 101.438% and (iv) 2017 and thereafter, 100.000%, of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to July 15, 2012, Regal Cinemas may redeem up to 35% of the original aggregate principal amount of Notes from the net proceeds of certain equity offerings at a redemption price of 108.625% of principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

If Regal Cinemas undergoes a change of control (as defined in the Indenture), holders may require Regal Cinemas to repurchase all or a portion of their Notes at a price equal to 101% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants that limit Regal Cinemas’ (and its restricted subsidiaries’) ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit,  directly  or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on its ability to pay dividends or make distributions on its capital stock, make loans or advances to its subsidiaries (or from its subsidiaries to Regal Cinemas), or transfer any properties or assets to its subsidiaries (or from its subsidiaries to Regal Cinemas); and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. The Indenture also requires any of Regal Cinemas’ subsidiaries guaranteeing certain indebtedness of Regal Cinemas or any Guarantor after the Notes are issued to execute a supplemental indenture by which it guarantees payment of principal and interest on the Notes on a senior unsecured basis. Note, however, that these covenants are subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.

On July 15, 2009, in connection with the sale of the Notes, Regal Cinemas and the Guarantors entered into a registration rights agreement with the Initial Purchasers (the “Registration Rights Agreement”) of the Notes.  Under the Registration Rights Agreement, Regal Cinemas has agreed to consummate an exchange offer pursuant to an effective registration statement filed with the Commission to allow purchasers of the Notes to exchange the Notes for a new issue of substantially identical debt securities registered under the Securities Act (the “Exchange Notes”). Further, under certain circumstances described in the Registration Rights Agreement, Regal Cinemas has agreed to file a shelf registration statement to cover resales of the Exchange Notes (the “Exchange Offer Registration Statement”).  Specifically, Regal Cinemas has agreed to file within 90 days after July 15, 2009, the Exchange Offer Registration Statement, use its reasonable best efforts to have declared effective the Exchange Offer Registration Statement within 150 days after July 15, 2009 and use its reasonable best efforts, subject to applicable law, to consummate the exchange offer within 30 business days thereafter. If Regal Cinemas fails to comply with these time periods or with certain other obligations in the Registration Rights Agreement (a “Registration Default”), then the annual interest rate on the Notes will increase by 0.25% per year for each subsequent 90-day period during which the Registration Default continues, up to a maximum additional interest rate of 0.50% per year over 8.625% If the Registration Default is corrected, then the applicable interest rate on such Notes will revert to 8.625%.

Other

On July 30, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 18, 2009, to stockholders of record on September 10, 2009.

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

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,778 screens in 549 theatres in 39 states and the District of Columbia as of July 2, 2009. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, unredeemed gift certificates and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with six film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a wide-scale studio-financed conversion to digital projection. Upon completion, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of July 2, 2009.

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

On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres.  On April 30, 2009, the Company completed its divestiture of the last of the four theatres. See Note 2 “Acquisition” for further discussion of this transaction.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and “Results of Operations” below.

Recent Developments

Please refer to Note 12 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q for a discussion of the issuance of Regal Cinemas Senior Notes subsequent to the quarter ended July 2, 2009.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2009 were estimated to have increased by approximately 20% in comparison to the second fiscal quarter of 2008.  The industry’s box office results were positively impacted by ticket price increases and the breadth of key films released in the second quarter of 2009, which included strong attendance from releases such as Star Trek, Transformers: Revenge of the Fallen, Up, Hangover and X-Men Origins: Wolverine.

Our total revenues for the quarter ended July 2, 2009 (“Q2 2009 Period”) were $789.2 million and consisted of $541.7 million of admissions revenues, $214.9 million of concessions revenues and $32.6 million of other operating revenues, and increased 16.8% from total revenues of $675.8 million for the quarter ended June 26, 2008 (“Q2 2008 Period”).

During the Q2 2009 Period, total admissions revenues increased $86.0 million, or 18.9%, to $541.7 million, from $455.7 million in the Q2 2008 Period due to an 11.1% increase in attendance and a 7.1% increase in average ticket prices.   We believe that the overall increase in attendance during the Q2

2009 Period was primarily a result of incremental attendance from the breadth of key films exhibited during the quarter, the full benefit of three months of operations from the 400 screens acquired from Consolidated Theatres on April 30, 2008 (as compared to two months in the Q2 2008 Period) and a shift in our Q2 2009 Period fiscal calendar, which resulted in several days from the traditionally robust attendance week of July 4th being included in the Q2 2009 Period, but not the Q2 2008 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX and 3D films exhibited during the Q2 2009 Period were the primary drivers of the increase in our Q2 2009 Period average ticket price. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly less than the industry’s results for the Q2 2009 Period as compared to the Q2 2008 Period. We believe the less than industry increase in admissions revenues on a per screen basis was attributable to various factors including film product performance and geographical differences, incremental screens from regional theatre circuits and our allocation of capital during such periods.

In addition, during the Q2 2009 Period, we experienced increases in total concessions revenues and other operating revenues.  Total concessions revenues and average concessions revenues per patron during the Q2 2009 Period in comparison to the Q2 2008 Period were positively impacted by price increases and a concession friendly mix of film product exhibited during the Q2 2009 Period. The increase in other operating revenues for the Q2 2009 Period was primarily attributable to increased revenues from our vendor marketing programs driven by our 11.1% gain in attendance.

Income from operations totaled $96.3 million during the Q2 2009 Period, which represents an increase of $31.6 million, or 48.8%, from $64.7 million in the Q2 2008 Period.  The increase in income from operations during the Q2 2009 Period was primarily attributable to the aforementioned increases in admissions, concessions and other operating revenues.  In addition, we experienced increases in film and advertising expense, cost of concessions, rent expense, other operating expenses and net loss on disposal and impairment of operating assets, partially offset by slight reductions in general and administrative expenses during the Q2 2009 Period.  The Company reported net income attributable to controlling interest of $40.5 million in the Q2 2009 Period compared to net income attributable to controlling interest of $24.3 million in the Q2 2008 Period. Diluted earnings per share of Class A and Class B common stock was $0.26 in the Q2 2009 Period compared to $0.16 during the Q2 2008 Period. The increases in net income attributable to controlling interest and diluted earnings per share of Class A and Class B common stock were primarily due to an increase in operating income and incremental earnings recognized from National CineMedia, partially offset by incremental interest expense.

During the two quarters ended July 2, 2009 (the “Fiscal 2009 Period”), we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2009 Period totaled approximately $55.4 million.

•                  We opened 4 theatres with 43 screens and closed 7 underperforming theatres with 66 screens, ending the Fiscal 2009 Period with 549 theaters and 6,778 screens.

•                  Finally, we continued to expand our use of new technologies to enhance the movie-going experience and broaden our content offerings. Through July 2, 2009, we operated 40 IMAX screens, 26 of which are digital 3D capable and operated 273 additional screens outfitted with digital 3D projection systems.  In addition, we plan to add an additional 150 digital 3D projection systems in the second half of fiscal 2009 and expect to have these systems in operation for the upcoming holiday season.  Once our digital cinema rollout is completed, we expect to increase our total digital 3D screen count to approximately 1,500.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q2 2009 Period, the Q2 2008 Period, the Fiscal 2009 Period and the two quarters ended June 26, 2008 (the “Fiscal 2008 Period”) (dollars and attendance in millions, except average ticket prices and average concessions revenues per patron):

	Q2 2009 Period		Q2 2008 Period		Fiscal 2009 Period		Fiscal 2008 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$541.7	68.6%	$455.7	67.4%	$1,001.2	68.8	$887.7	68.1
Concessions	214.9	27.2	188.9	28.0	394.3	27.1	355.0	27.3
Other operating revenues	32.6	4.2	31.2	4.6	59.3	4.1	59.9	4.6
Total revenues	789.2	100.0	675.8	100.0	1,454.8	100.0	1,302.6	100.0
Operating expenses:
Film rental and advertising costs(1)	293.4	54.2	247.0	54.2	523.1	52.2	462.9	52.1
Cost of concessions(2)	31.7	14.8	25.5	13.5	55.7	14.1	48.2	13.6
Rent expense(3)	95.6	12.1	90.0	13.3	188.5	13.0	173.3	13.3
Other operating expenses(3)	195.8	24.8	180.5	26.7	381.7	26.2	349.1	26.8
General and administrative expenses (including share-based compensation expense of $1.0 and $1.5 for the Q2 2009 Period and the Q2 2008 Period, respectively, and $2.6 and $2.9 for the Fiscal 2009 Period and the Fiscal 2008 Period, respectively) (3)	15.4	2.0	15.8	2.3	30.7	2.1	30.8	2.4
Depreciation and amortization(3)	50.5	6.4	49.9	7.4	100.4	6.9	96.2	7.4
Net loss on disposal and impairment of operating assets(3)	10.5	1.3	2.3	0.3	15.9	1.1	4.5	0.3
Joint venture employee compensation(3)	—	—	0.1	—	—	—	0.3	—
Total operating expenses(3)	692.9	87.8	611.1	90.4	1,296.0	89.1	1,165.3	89.5
Income from operations(3)	96.3	12.2	64.7	9.6	158.8	10.9	137.3	10.5
Interest expense, net(3)	37.0	4.7	31.0	4.6	74.2	5.1	61.8	4.7
Earnings recognized from NCM(3)	(8.8)	1.1	(5.9)	0.9	(19.4)	1.3	(14.3)	1.1
Loss on debt extinguishment(3)	—	—	—	—	—	—	3.0	0.2
Provision for income taxes(3)	26.9	3.4	14.7	2.2	41.3	2.8	33.8	2.6
Net income attributable to controlling interest(3)	$40.5	5.1	$24.3	3.6	$61.8	4.2	$51.8	4.0
Attendance	66.3	*	59.7	*	124.5	*	116.6	*
Average ticket price(4)	$8.17	*	$7.63	*	$8.04	*	$7.61	*
Average concessions revenues per patron(5)	$3.24	*	$3.16	*	$3.17	*	$3.04	*

*   Not meaningful

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

(4) Calculated as admissions revenues/attendance.

(5) Calculated as concessions revenues/attendance.

Q2 2009 Period Compared to Q2 2008 Period and Fiscal 2009 Period Compared to Fiscal 2008 Period

Admissions

Total admissions revenues increased $86.0 million during the Q2 2009 Period, or 18.9%, to $541.7 million, from $455.7 million in the Q2 2008 Period due to an 11.1% increase in attendance and a 7.1% increase in average ticket prices.  During the Fiscal 2009 Period, total admissions revenues increased $113.5 million, or 12.8%, to $1,001.2 million, from $887.7 million for the Fiscal 2008 Period.   An attendance increase of 6.8% coupled with a 5.7% increase in our average ticket price led to the favorable increase in the Fiscal 2009 Period admissions revenues.  We believe that the overall increase in attendance during the Q2 2009 Period and the Fiscal 2009 Period was primarily a result of incremental attendance from the breadth of key films exhibited during these periods coupled with the full benefit of the inclusion of 400 screens acquired from Consolidated Theatres on April 30, 2008 (as compared to two months in the Q2 2008 Period and Fiscal 2008 Period).  In addition, the Q2 2009 Period also benefited from a shift in our Q2 2009 Period fiscal calendar, which resulted in several days from the traditionally robust attendance week of July 4th being included in the Q2 2009 Period, but not the Q2 2008 Period.  Despite the favorable shift in the Q2 2009 Period fiscal calendar, the Fiscal 2009 Period’s gain in attendance was negatively impacted by a shift in our Fiscal 2009 Period fiscal calendar, which resulted in several days from the traditionally high attendance week between Christmas and New Years Day being included in the Fiscal 2008 Period, but not the Fiscal 2009 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX and 3D films exhibited during the Q2 2009 Period and the Fiscal 2009 Period were the primary drivers of the increase in our Q2 2009 Period and Fiscal 2009 Period average ticket prices. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly less than the industry’s results for the Q2 2009 Period and Fiscal 2009 Period as compared to the Q2 2008 Period and the Fiscal 2008 Period. We believe the less than industry increase in admissions revenues on a per screen basis was attributable to various factors including film product performance and geographical differences, incremental screens from regional theatre circuits and our allocation of capital during such periods.

Concessions

During the Q2 2009 Period, total concessions revenues increased $26.0 million, or 13.8%, to $214.9 million, from $188.9 million for the Q2 2008 Period.  Total concessions revenues increased $39.3 million, or 11.1%, to $394.3 million in the Fiscal 2009 Period, from $355.0 million in the Fiscal 2008 Period.   Average concessions revenues per patron during the Q2 2009 Period increased 2.5%, to $3.24, from $3.16 for the Q2 2008 Period and increased 4.3%, to $3.17 in the Fiscal 2009 Period, from $3.04 in the Fiscal 2008 Period.  The increases in total concessions revenues during the Q2 2009 Period and the Fiscal 2009 Period were attributable to the aforementioned increase in attendance during such periods coupled with increases in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q2 2009 Period and the Fiscal 2009 Period were primarily a result of price increases and the concession friendly mix of film product exhibited during such periods.

Other Operating Revenues

Other operating revenues increased $1.4 million, or 4.5%, to $32.6 million for the Q2 2009 Period, from $31.2 million for the Q2 2008 Period.  During the Fiscal 2009 Period, other operating revenues decreased $0.6 million, or 1.0%, to $59.3 million, from $59.9 million in the Fiscal 2008 Period.   Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift certificates and discount tickets. The increase in other operating revenues during the Q2 2009 Period was primarily attributable to an increase in marketing revenues from our vendor marketing programs driven by our 11.1% gain in attendance.  The decrease in other operating revenues during the Fiscal 2009 Period was attributable to decreases in revenues related to unredeemed gift certificates and discount tickets and other theatre revenues, partially offset by an increase in marketing revenues from our vendor marketing programs.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues was approximately 54.2% and 52.2% during the Q2 2009 Period and the Fiscal 2009 Period, respectively, which was consistent with that of the Q2 2008 Period and the Fiscal 2008 Period.

Cost of Concessions

Cost of concessions increased $6.2 million, or 24.3%, during the Q2 2009 Period as compared to the Q2 2008 Period. During the Fiscal 2009 Period, cost of concessions increased $7.5 million, or 15.6% as compared to the Fiscal 2009 Period.  Cost of concessions as a percentage of concessions revenues for the Q2 2009 Period were approximately 14.8% compared to 13.5% for the Q2 2008 Period and for the Fiscal 2009 Period, cost of concessions as a percentage of concessions revenues were approximately 14.1% compared to 13.6% for the Fiscal 2008 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Q2 2009 Period and the Fiscal 2009 Period was primarily related to a decrease in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

Rent Expense

During the Q2 2009 Period, rent expense increased $5.6 million, or 6.2%, to $95.6 million, from $90.0 million in the Q2 2008 Period. Rent expense increased by $15.2 million, or 8.8% to $188.5 million in the Fiscal 2009 Period, from $173.3 million in the Fiscal 2008 Period.   Such increases were primarily due to the full impact of Consolidated Theatres during the Q2 2009 Period and the Fiscal 2009 Period and to a lesser extent, general inflationary increases.

Other Operating Expenses

Other operating expenses increased $15.3 million, or 8.5%, to $195.8 million in the Q2 2009 Period, from $180.5 million in the Q2 2008 Period.  During the Fiscal 2009 Period, other operating expenses increased $32.6 million, or 9.3%, to $381.7 million, from $349.1 million in the Fiscal 2008 Period.  Such increases were primarily due to increased variable payroll costs related to the increase in attendance, increased costs associated with higher IMAX and 3D film revenues, the full impact of Consolidated Theatres during the Q2 2009 Period and the Fiscal 2009 Period and general inflationary increases.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million, or 2.5%, to $15.4 million during the Q2 2009 Period as compared to $15.8 million in the Q2 2008 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.0% during the Q2 2009 Period as compared to 2.3% in the Q2 2008 Period.  For the Fiscal 2009 Period, general and administrative expenses decreased $0.1 million, or 0.3%, to $30.7 million as compared to $30.8 million in the Fiscal 2008 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.1% during the Fiscal 2009 Period as compared to 2.4% in the Fiscal 2008 Period.  The slight decrease in general and administrative expenses during the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to decreases in legal and professional fees and share-based compensation expense during such periods.

Depreciation and Amortization

For the Q2 2009 Period, depreciation and amortization expense increased $0.6 million, or 1.2%, to $50.5 million, from $49.9 million in the Q2 2008 Period.  Depreciation and amortization expense increased $4.2 million, or 4.4%, to $100.4 million for the Fiscal 2009 Period, from $96.2 million in the Fiscal 2008 Period.  Such increases were primarily due to the full impact of Consolidated Theatres during the Q2 2009 Period and the Fiscal 2009 Period.

Income from Operations

Income from operations totaled $96.3 million during the Q2 2009 Period, which represents an increase of $31.6 million, or 48.8%, from $64.7 million in the Q2 2008 Period.  During the Fiscal 2009 Period, income from operations increased $21.5 million, or 15.7%, to $158.8 million, from $137.3 million in the Fiscal 2008 Period.  The increase in income from operations during the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to the increases in admissions and concessions revenues mentioned above.  In addition, we experienced increases in film and advertising expense, cost of concessions, rent expense, other operating expenses and net loss on disposal and impairment of operating assets, partially offset by slight reductions in general and administrative expenses during the Q2 2009 Period and the Fiscal 2009 Period.

Interest Expense, net

During the Q2 2009 Period, net interest expense increased $6.0 million, or 19.4%, to $37.0 million, from $31.0 million in the Q2 2008 Period. Net interest expense totaled $74.2 million for the Fiscal 2009 Period, which represents an increase of $12.4 million, or 20.1% from that of the Fiscal 2008 Period.  The increase in net interest expense during the Q2 2009 Period and the Fiscal 2009 Period was principally due to less interest income ($0.3 million and $1.7 million, respectively, for the Q2 2009 Period and Q2 2008 Period and $0.6 million and $4.7 million, respectively, for the Fiscal 2009 Period and the Fiscal 2008 Period) from a lower average cash balance outstanding as a result of the $209.3 million acquisition of Consolidated Theatres during the second fiscal quarter of 2008, incremental interest expense from the Fiscal 2008 Period issuance of the $200.0 million 6¼% Convertible Senior Notes and a higher effective interest rate on our term facility as a result of the Amendment to the Amended Senior Credit Facility during the first quarter of fiscal 2009.

Earnings Recognized from NCM

The Company recorded $9.5 million and $5.4 million, respectively, in cash distributions from National CineMedia during the Q2 2009 Period and Q2 2008 Period. Approximately $1.5 million of these cash distributions received during the Q2 2009 Period were recognized as a reduction in our investment in National CineMedia. The Company recorded $21.9 million and $13.8 million, respectively, in cash distributions from National CineMedia during the Fiscal 2009 Period and Fiscal 2008 Period. Approximately $3.3 million of these cash distributions received during the Fiscal 2009 Period were recognized as a reduction in our investment in National CineMedia. In addition, during the Q2 2009 Period and Q2 2008 Period, the Company recorded an additional $0.8 million and $0.5 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia during such periods.  As a result, during the Q2 2009 Period, the Q2 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recognized $8.8 million, $5.9 million, $19.4 million and $14.3 million, respectively, of earnings from National CineMedia.  Such amounts are presented as “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

Income Taxes

The provision for income taxes of $26.9 million and $14.7 million for the Q2 2009 Period and the Q2 2008 Period, respectively, reflect effective tax rates of approximately 40.0% and 37.8%, respectively.  The provision for income taxes of $41.3 million and $33.8 million for the Fiscal 2009 Period and the Fiscal 2008 Period, respectively, reflect effective tax rates of approximately 40.1% and 39.5%, respectively. The increase in the effective tax rate for the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to the impact of a settlement of an uncertain tax position with state taxing authorities during the Q2 2008 Period. The effective tax rates for the Q2 2009 Period, the Q2 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period also reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q2 2009 Period, net income attributable to controlling interest totaled $40.5 million, which represents an increase of $16.2 million, from net income attributable to controlling interest of $24.3 million in the Q2 2008 Period.  Net income attributable to controlling interest totaled $61.8 million for the Fiscal 2009 Period, which represents an increase of $10.0 million, from net income attributable to controlling interest of $51.8 million for the Fiscal 2008 Period.  The increase in net income attributable to controlling interest for the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to an increase in operating income and the impact of incremental earnings recognized from National CineMedia described above, partially offset by incremental interest expense during such periods.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2009 Period and the Fiscal 2008 Period (in millions):

	Fiscal 2009 Period	Fiscal 2008 Period
Net cash provided by operating activities	$236.8	$156.5
Net cash used in investing activities	(62.0)	(278.0)
Net cash used in financing activities	(77.3)	(89.9)
Net increase (decrease) in cash and cash equivalents	$97.5	$(211.4)

Fiscal 2009 Period Compared to Fiscal 2008 Period

Net cash flows provided by operating activities increased by approximately $80.3 million to approximately $236.8 million for the Fiscal 2009 Period from approximately $156.5 million for the Fiscal 2008 Period. The increase in net cash flows generated from operating activities for the Fiscal 2009 Period was primarily attributable to an increase in total revenues due primarily to an increase in attendance, coupled with increases in average ticket prices and average concessions revenues per patron, partially offset by increases in various expense items.  In addition to these changes in cash flows, the timing of other Fiscal 2009 Period vendor and income tax payments also positively impacted cash flows from operating activities.

Net cash flows used in investing activities totaled approximately $62.0 million for the Fiscal 2009 Period compared to cash flows used in investing activities of approximately $278.0 million for the Fiscal 2008 Period. Contributing to the decrease in cash flows used in investing activities during the Fiscal 2009 Period was the impact of the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period coupled with less capital expenditures of approximately $9.7 million during the Fiscal 2009 Period, partially offset by less proceeds from the disposition of assets of approximately $2.9 million during the Fiscal 2009 Period.

Net cash flows used in financing activities were approximately $77.3 million for the Fiscal 2009 Period compared to cash flows used in financing activities of approximately $89.9 million for the Fiscal 2008 Period. The net decrease in cash flows used in financing activities during the Fiscal 2009 Period was primarily attributable to a $36.7 million reduction of dividends paid to shareholders during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by the impact of the proceeds received in connection with the issuance of $200.0 million 6 1/4% Convertible Senior Notes during the Fiscal 2008 Period (net of cash used to redeem approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes during the Fiscal 2008 Period), net cash proceeds associated with the 2008 Convertible Note Hedge and 2008 Warrant transactions during the Fiscal 2008 Period and incremental debt acquisition costs incurred during the Fiscal 2009 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the Regal Cinemas Senior Notes issued subsequent to the quarter ended July 2, 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6¼% Convertible Senior Notes.

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within twelve months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

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

The costs of implementing digital projection in our theatres will be primarily funded by DCIP.  DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors.  Since the digital cinema deployment has progressed at a slower rate than expected, we have made incremental investments in digital projectors and 3D projection techology to selectively add 3D capable digital projection systems to our circuit to capture incremental 3D admissions revenues.  To that end, we plan to add an additional 150 digital 3D projection systems in the second half of fiscal 2009 and expect to have these systems in operation for the upcoming holiday season with the ultimate goal of contributing these systems to DCIP once financing is secured.  Finally, we are also exploring with DCIP potential alternatives to the current DCIP financing plans.  Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $85.0 million to $100.0 million in fiscal year 2009, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2009 Period, we invested approximately $60.9 million in capital expenditures.

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

On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theaters comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres.  On April 30, 2009, the Company completed its divestiture of the last of the four theatres.  See Note 2 “Acquisition” for further discussion of this transaction.

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia.  On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of July 2, 2009.

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

As of July 2, 2009, we had approximately $1,653.3 million aggregate principal amount outstanding under the Term Facility, $200.0 million aggregate principal amount outstanding under the 6¼% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of July 2, 2009, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $92.3 million available for drawing under the Revolving Facility.  Please refer to Note 12 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q for a discussion of the issuance of Regal Cinemas Senior Notes subsequent to the quarter ended July 2, 2009.

As described in Note 5 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2009, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations.  During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps and require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations.  Three of these interest rate swap agreements (designated to hedge approximately $800.0 million of variable rate debt obligations) became effective during the two quarters ended July 2, 2009.  On June 30, 2009, one of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. As a result, the Company’s effective interest rate swap agreements hedge an aggregate of approximately $1,200.0 million of variable rate debt obligations as July 2, 2009 at an effective rate of approximately 6.82%.

On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting under SFAS No. 133. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008.  During the quarter ended July 2, 2009, the Company paid a final termination value of approximately $2.5 million (including accrued interest) associated with the interest rate swap.

Regal paid two quarterly cash dividends of $0.18 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $55.4 million in the aggregate, during the Fiscal 2009 Period.  Further, on July 30, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 18, 2009, to stockholders of record on September 10, 2009.  These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $154.9 million and $119.9 million for the Q2 2009 Period and the Q2 2008 Period, respectively and approximately $277.7 million and $243.6 million for the Fiscal 2009 Period and Fiscal 2008 Period, respectively. The increase in EBITDA during the Q2 2009 Period and Fiscal 2009 Period was primarily attributable to increases in operating income during such periods.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q2 2009 Period	Q2 2008 Period	Fiscal 2009 Period	Fiscal 2008 Period
EBITDA	$154.9	$119.9	$277.7	$243.6
Interest expense, net	(37.0)	(31.0)	(74.2)	(61.8)
Provision for income taxes	(26.9)	(14.7)	(41.3)	(33.8)
Deferred income taxes	(2.7)	(28.0)	(4.3)	(27.3)
Changes in operating assets and liabilities	41.9	30.0	46.3	15.0
Loss on debt extinguishment	—	—	—	3.0
Other items, net	18.2	9.1	32.6	17.8
Net cash provided by operating activities	$148.4	$85.3	$236.8	$156.5

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009.  As of July 2, 2009, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  Please refer to Note 12 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q for a discussion of the issuance of Regal Cinemas Senior Notes subsequent to the quarter ended July 2, 2009.  We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.  As of July 2, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of approximately $1,200.0 million of variable rate debt obligations as of July 2, 2009) described in Note 4—“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 4.994% and receives interest at a variable rate based on the 3-month LIBOR.  Please refer to Note 12 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q for a discussion of the issuance of Regal Cinemas Senior Notes subsequent to the quarter ended July 2, 2009.

As of July 2, 2009 and January 1, 2009, borrowings of $1,653.3 million and $1,661.8 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 6.14% (as of July 2, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of July 2, 2009, would increase or decrease interest expense by $2.5 million for the quarter ended July 2, 2009.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 2, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 2, 2009, our disclosure controls and procedures were effective.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 annual meeting of stockholders was held on May 6, 2009 in Knoxville, Tennessee. The matters submitted for a vote at the meeting and the related election results were are as follows:

1.  Election of three Class I directors to serve for three-year terms on our board of directors:

	For	Withheld

Charles E. Brymer	352,586,483	350,032
Michael L. Campbell	349,889,319	3,047,196
Alex Yemenidjian	352,336,129	600,386

Those Directors whose terms of office continued after the meeting were as follows: Thomas D. Bell, Jr., Stephen A. Kaplan, David E. Keyte, Lee M. Thomas, Jack Tyrrell and Nestor R. Weigand, Jr.

2.               Ratification of the Audit Committees’ selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Vote

352,856,096	68,259	12,159	—

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
4.1

Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

4.2

Registration Rights Agreement, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as on the signature pages thereto and the initial purchasers listed therein (filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

10.1

Purchase Agreement, dated July 9, 2009, among Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers listed on Schedule A thereto (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

10.2

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.3

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.4

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.5

Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as exhibit 10.4 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 11, 2009	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2009	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1

Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

4.2

Registration Rights Agreement, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as on the signature pages thereto and the initial purchasers listed therein (filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

10.1

Purchase Agreement, dated July 9, 2009, among Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers listed on Schedule A thereto (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

10.2

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.3

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.4

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.5

Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as exhibit 10.4 to Registrant’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications