Form 10-Q
period 2009-10-01
REGAL ENTERTAINMENT GROUP
filed 2009-11-10
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Class A Common Stock—130,291,458 shares outstanding at November  6, 2009

Class B Common Stock—23,708,639 shares outstanding at November  6, 2009

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	October 1, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192.3	$170.2
Trade and other receivables	32.6	73.2
Inventories	10.6	8.3
Prepaid expenses and other current assets	16.5	6.1
Assets held for sale	0.6	0.9
Deferred income tax asset	11.1	14.8
TOTAL CURRENT ASSETS	263.7	273.5
PROPERTY AND EQUIPMENT:
Land	118.6	118.6
Buildings and leasehold improvements	1,922.3	1,911.5
Equipment	1,019.1	974.5
Construction in progress	9.1	14.1
Total property and equipment	3,069.1	3,018.7
Accumulated depreciation and amortization	(1,211.6)	(1,082.2)
TOTAL PROPERTY AND EQUIPMENT, NET	1,857.5	1,936.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	12.6	15.5
DEFERRED INCOME TAX ASSET	77.9	78.2
OTHER NON-CURRENT ASSETS	122.0	113.3
TOTAL ASSETS	$2,512.5	$2,595.8
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$20.2	$23.4
Accounts payable	116.3	162.0
Accrued expenses	58.5	77.8
Deferred revenue	72.8	95.6
Interest payable	9.5	7.4
TOTAL CURRENT LIABILITIES	277.3	366.2
LONG-TERM DEBT, LESS CURRENT PORTION	1,891.3	1,887.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	73.4	77.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	15.7	17.3
NON-CURRENT DEFERRED REVENUE	342.7	339.9
OTHER NON-CURRENT LIABILITIES	170.6	144.1
TOTAL LIABILITIES	2,771.0	2,831.7
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,291,408 and 129,801,284 shares issued and outstanding at October 1, 2009 and January 1, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at October 1, 2009 and January 1, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(263.4)	(265.8)
Retained earnings	17.9	40.1
Accumulated other comprehensive loss, net	(12.5)	(9.9)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(257.9)	(235.5)
Noncontrolling interest	(0.6)	(0.4)
TOTAL DEFICIT	(258.5)	(235.9)
TOTAL LIABILITIES AND DEFICIT	$2,512.5	$2,595.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except share and per share data)

	Quarter Ended October 1, 2009	Quarter Ended September 25, 2008	Three Quarters Ended October 1, 2009	Three Quarters Ended September 25, 2008
REVENUES:
Admissions	$463.4	$516.8	$1,464.6	$1,404.5
Concessions	182.6	209.6	576.9	564.6
Other operating revenues	27.5	31.2	86.8	91.1
TOTAL REVENUES	673.5	757.6	2,128.3	2,060.2
OPERATING EXPENSES:
Film rental and advertising costs	244.6	282.0	767.7	744.9
Cost of concessions	27.1	30.4	82.8	78.6
Rent expense	93.7	94.1	282.2	267.4
Other operating expenses	194.2	197.2	575.9	546.3
General and administrative expenses (including share-based compensation of $1.7 and $1.4 for the quarters ended October 1, 2009 and September 25, 2008, respectively, and $4.3 for the three quarters ended October 1, 2009 and September 25, 2008)	17.1	15.5	47.8	46.3
Depreciation and amortization	51.2	51.1	151.6	147.3
Net loss on disposal and impairment of operating assets	7.2	11.5	23.1	16.0
Joint venture employee compensation	—	0.1	—	0.4
TOTAL OPERATING EXPENSES	635.1	681.9	1,931.1	1,847.2
INCOME FROM OPERATIONS	38.4	75.7	197.2	213.0
OTHER EXPENSE (INCOME):
Interest expense, net	40.3	29.9	114.5	91.7
Loss on extinguishment of debt	7.4	—	7.4	3.0
Earnings recognized from NCM	(7.4)	(7.1)	(26.8)	(21.4)
Other, net	1.0	0.6	2.0	1.9
TOTAL OTHER EXPENSE, NET	41.3	23.4	97.1	75.2
INCOME (LOSS) BEFORE INCOME TAXES	(2.9)	52.3	100.1	137.8
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1.0)	21.3	40.3	55.1
NET INCOME (LOSS)	(1.9)	31.0	59.8	82.7
NONCONTROLLING INTEREST, NET OF TAX	0.1	—	0.2	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(1.8)	$31.0	$60.0	$82.8
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$(0.01)	$0.20	$0.39	$0.54
Diluted	$(0.01)	$0.20	$0.39	$0.53
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,053	152,864	153,050	152,841
Diluted	153,053	153,839	154,061	155,709
Dividends declared per common share	$0.18	$0.30	$0.54	$0.90

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Quarters Ended October 1, 2009	Three Quarters Ended September 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59.8	$82.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.6	147.3
Amortization of debt discount	3.3	3.2
Amortization of debt acquisition costs	6.8	5.2
Change in fair value of interest rate swap	—	(0.5)
Share-based compensation expense	4.3	4.3
Deferred income tax benefit	(1.7)	(29.3)
Net loss on disposal and impairment of operating assets	23.1	16.0
Equity in earnings of non-consolidated entities and other	1.0	0.7
Excess cash distribution on additional shares in NCM	4.6	1.0
Loss on extinguishment of debt	7.4	3.0
Non-cash rent expense	4.8	6.1
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	40.6	10.4
Inventories	(2.3)	0.9
Prepaid expenses and other assets	(8.4)	(5.6)
Accounts payable	(45.7)	(82.0)
Income taxes payable	6.6	20.3
Deferred revenue	(27.1)	(37.7)
Accrued expenses and other liabilities	(8.7)	(18.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	220.0	127.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86.3)	(99.1)
Proceeds from disposition of assets	0.4	3.6
Purchase of Consolidated Theatres, L.L.C., net of cash acquired	—	(209.3)
Distributions to partnership	—	(0.4)
Investment in DCIP	(2.5)	(2.5)
NET CASH USED IN INVESTING ACTIVITIES	(88.4)	(307.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(83.1)	(138.1)
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	390.2	—
Net payments on long-term obligations	(397.9)	(17.2)
Cash used to purchase treasury shares and other	(0.4)	—
Proceeds from stock option exercises	0.1	0.5
Payment of debt acquisition costs and other	(18.4)	(5.1)
Excess tax benefits from share-based payment arrangements	—	0.2
Net proceeds from 3¾% Convertible Senior Notes hedge and warrant	—	18.9
Proceeds from issuance of 6¼% Convertible Senior Notes	—	200.0
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	—	(6.6)
Cash used to redeem 3¾% Convertible Senior Notes	—	(194.1)
NET CASH USED IN FINANCING ACTIVITIES	(109.5)	(141.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22.1	(322.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170.2	435.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192.3	$113.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$39.0	$90.1
Cash paid for interest	$103.5	$96.6
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Additional investment in NCM	$7.0	$73.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2009 AND SEPTEMBER 25, 2008

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

Regal operates the largest theatre circuit in the United States, consisting of 6,775 screens in 548 theatres in 39 states and the District of Columbia as of October 1, 2009.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of October 1, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

On February 12, 2007, we, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company’s cumulative cash investment in DCIP totaled approximately $8.0 million as of October 1, 2009. Such investment is included as a component of “Other Non-current Assets” in the accompanying unaudited condensed consolidated balance sheets. We account for our investment in DCIP following the equity method of accounting.  During the three quarters ended October 1, 2009 and September 25, 2008, the Company recorded losses of $2.5 million and $2.3 million, respectively, representing its share of the net loss of DCIP.  Such amounts are presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income (loss).

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes due March 15, 2011 (the “6¼% Convertible Senior Notes”). Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheets. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3¾% Convertible Senior Notes due May 15, 2008 (the “3¾% Convertible Senior Notes”), in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provisions of FASB Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt—Debt with Conversion and other Options related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), described below and in Note 4—“Debt Obligations”) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International (“Credit Suisse”) attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

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

For a discussion of other significant transactions which have occurred through January 1, 2009, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 2, 2009 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended January 1, 2009, as amended and restated within Exhibit 99.4 to our current report on Form 8-K filed with the Commission on October 13, 2009 (the “2008 Audited Financial Statements”).

As described more fully in Note 4—“Debt Obligations,” effective January 2, 2009, the Company retrospectively adopted certain provisions of ASC Subtopic 470-20.  Our 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes described in Note 4 are within the scope of ASC Subtopic 470-20; therefore, we retrospectively recorded the debt portions of the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes at their fair values as of the respective dates of issuance and amortize the related debt discount into interest expense over the life of each debt instrument during the periods in which the debt instruments are outstanding.  A cumulative effect of a change in accounting principle in the amount of $(9.1) million was recorded as of the beginning of fiscal 2006 (December 30, 2005) with a corresponding reduction to retained earnings.  The accompanying unaudited condensed consolidated balance sheet as of January 1, 2009 and the unaudited condensed consolidated statements of income for the quarter and three quarters ended September 25, 2008 presented herein have been retrospectively adjusted to give effect to the application of ASC Subtopic 470-20.  Please refer to Note 4—“Debt Obligations” for further discussion of the application of ASC Subtopic 470-20.

As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, LLC (“National CineMedia”), on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in National CineMedia, Inc. (“NCM, Inc.”) as of October 1, 2009.

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of 8 5/8% Senior Notes due 2019 (the “8 5/8% Senior Notes”) at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offering, after deducting the initial purchase discount and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds to repay a portion of the Amended Senior Credit Facility (as defined herein). As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility.  See Note 4—“Debt Obligations” for further discussion of this transaction.

During the three quarters ended October 1, 2009, Regal paid three quarterly cash dividends of $0.18 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $83.1 million in the aggregate.

Total comprehensive income (loss) for the quarters ended October 1, 2009 and September 25, 2008 was $(3.9) million and $33.9 million, respectively.  Total comprehensive income for the three quarters ended October 1, 2009 and September 25, 2008 was $57.4 million and $77.6 million, respectively. Total comprehensive income (loss) consists of net income (loss) attributable to controlling interest and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized loss on the Company’s interest rate swap arrangements during each of the quarters and three quarters ended October 1, 2009 and September 25, 2008. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of October 1, 2009 and the unaudited condensed consolidated statements of income (loss) and cash flows for the quarters and three quarters ended October 1, 2009 and September 25, 2008 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2009 unaudited condensed consolidated balance sheet information is derived from the 2008 Audited Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended October 1, 2009 are not necessarily indicative of the operating results that may be achieved for the full 2009 fiscal year.

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

The transaction included the acquisition of certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011.  During the quarter and three quarters ended October 1, 2009, the Company recognized $1.0 million and $2.9 million, respectively, of amortization related to these intangible assets.  During the quarter and three quarters ended September 25, 2008, the Company recognized $1.1 million and $1.6 million, respectively, of amortization related to these intangible assets.

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

As part of the March 2005 joint venture transaction, RCM and NCN entered into a Contribution and Unit Holders Agreement with National CineMedia pursuant to which, among other things, RCM and NCN contributed assets to National CineMedia and National CineMedia assumed specified liabilities of RCM and NCN in consideration for the issuance of equity units by National CineMedia to RCM’s wholly owned subsidiary, Regal CineMedia Holdings, LLC (“RCH”) and NCN, respectively. The assets contributed to National CineMedia by RCM included fixed assets and agreements as well as approximately $1.3 million in cash. The Company accounts for its investment in National CineMedia using the equity method of accounting and did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia.

On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary RCH, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007.  As a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during fiscal 2007.  The formation of National CineMedia and related IPO of NCM, Inc. are further described in Note 4 to the 2008 Audited Financial Statements.

As further described in Note 4 to the 2008 Audited Financial Statements, in connection with the IPO, the joint venture partners entered into a Common Unit Adjustment Agreement with National CineMedia. The Common

Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the joint venture partners. Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula (“common unit adjustment”) primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a joint venture partner if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of two percent or more in the total annual attendance of all of the joint venture partners.

As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia.  On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of October 1, 2009.  The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were received. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia. As a result, the Company recorded a $7.0 million increase in its investment in National CineMedia and a corresponding increase to deferred revenue during the three quarters ended October 1, 2009.  This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreements (“ESA”) following the units of revenue method.

Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $0.7 million and $1.5 million, respectively, during the quarter and the three quarters ended October 1, 2009.  In addition, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $1.3 million and $1.8 million, respectively, during the quarter and three quarters ended September 25, 2008. Such amount has been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

The Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company’s initial investment in National CineMedia until National CineMedia’s future net earnings equal or exceed the amount of the above excess distribution. Until such time, equity earnings related to the Company’s initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. During the three quarters ended October 1, 2009 and September 25, 2008, the Company received $29.9 million and $20.6 million, respectively, in cash distributions from National CineMedia. Approximately $4.6 million and $1.0 million, respectively, of these cash distributions received during the three quarters ended October 1, 2009 and September 25, 2008, were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.  As of October 1, 2009 and January 1, 2009, our investment in National CineMedia totaled approximately $77.0 million and $73.1 million, respectively.

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

	Quarter Ended October 1, 2009	Quarter Ended September 25, 2008	Three Quarters Ended October 1, 2009	Three Quarters Ended September 25, 2008
Theatre access fees per patron	$3.7	$4.3	$11.8	$12.3
Theatre access fees per digital screen	1.3	1.2	3.9	3.7
Other NCM revenue	0.6	0.8	1.9	2.5
Amortization of ESA modification fees	1.0	0.9	3.0	2.3
Payments for beverage concessionaire advertising	(3.4)	(3.7)	(10.8)	(10.2)
Total	$3.2	$3.5	$9.8	$10.6

As of October 1, 2009, approximately $1.4 million and $1.1 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of January 1, 2009, approximately $2.3 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited condensed consolidated statement of income information for National CineMedia for the quarter and two quarters ended July 2, 2009 is as follows (in millions):

	Quarter Ended July 2, 2009	Two Quarters Ended July 2, 2009
Revenues	$92.9	$166.4
Income from operations	40.0	62.1
Net income	32.5	44.4

As of the date of this quarterly report on Form 10-Q, no summarized financial information for National CineMedia was available for the quarter and three quarters ended October 1, 2009.

4. DEBT OBLIGATIONS

Debt obligations at October 1, 2009 and January 1, 2009 consist of the following (in millions):

	October 1, 2009	January 1, 2009
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	$390.5	$—
Regal 6¼% Convertible Senior Notes, net of debt discount	193.5	190.5
Regal Cinemas Amended Senior Credit Facility	1,268.7	1,661.8
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.21%, maturing in various installments through January 2021	78.5	81.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	17.6	19.0
Other	0.3	0.3
Total debt obligations	2,000.6	2,004.9
Less current portion	20.2	23.4
Total debt obligations, net of current portion	$1,980.4	$1,981.5

Regal Cinemas 8 5/8% Senior Notes— On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act.  Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010.  The 8 5/8% Senior Notes will mature on July 15, 2019.

The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Amended Senior Credit Facility as described further below.

The 8 5/8% Senior Notes are Regal Cinemas’ general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas’ existing and future subordinated indebtedness, including its existing 9 3/8% Senior Subordinated Notes. The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas’ existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas’ subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the “Guarantors”). The guarantees of the 8 5/8% Senior Notes are the Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Guarantors’ existing and future senior unsecured indebtedness, including Regal’s 6¼% Convertible Senior Notes, and rank senior in right of payment to all of the Guarantors’ existing and future subordinated indebtedness, including the guarantees of Regal Cinemas’ existing 9 3/8% Senior Subordinated Notes.   The 8 5/8% Senior Notes are effectively subordinated to all of the Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Guarantors’ subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

Regal 6¼% Convertible Senior Notes— On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Interest on the 6¼% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6¼% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6¼% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6¼% Convertible Senior Notes. On or after December 15, 2010, note holders will have the option to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change (as defined in the indenture to the 6¼% Convertible Senior Notes dated March 10, 2008), at the then-existing conversion price per share. Prior to December 15, 2010, note holders have the right, at their option, to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

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

On October 1, 2009, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at October 1, 2009, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance enumerated in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Equity’s Own Equity.  Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated deficit.

We also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at the October 1, 2009 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of October 1, 2009). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

The 6¼% Convertible Senior Notes allow us to settle any conversion by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached with respect to the accounting for Instrument B as set forth in ASC Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives.   Because the

accreted value of the 6¼% Convertible Senior Notes may be settled in cash, shares of our Class A common stock or a combination of stock and cash, the accreted value of the 6¼% Convertible Senior Notes is assumed to be settled in shares and will result in dilution in our earnings per share computations using the if-converted method, if the effect is dilutive.

Regal 3¾% Convertible Senior Notes—As further described in Note 5 to the 2008 Audited Financial Statements, on May 28, 2003, Regal issued $240.0 million aggregate principal amount of the 3¾% Convertible Senior Notes due May 15, 2008.

In connection with the issuance of the 6¼% Convertible Senior Notes described above, on March 5, 2008 and March 10, 2008, we redeemed a total of approximately $90.0 million principal amount of the 3¾% Convertible Senior Notes, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provision of ASC Subtopic 470-20 described below) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge (the “2003 Convertible Note Hedge”) and the warrant (the “2003 Warrant”) associated with the 3¾% Convertible Senior Notes.  Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital.

Application of ASC Subtopic 470-20

Effective January 2, 2009, the Company retrospectively adopted certain provisions of ASC Subtopic 470-20, related to the requirement that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense. Prior to the guidance in ASC Subtopic 470-20, U.S. generally accepted accounting principles provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature.  Our 6¼% Convertible Senior Notes and our 3¾% Convertible Senior Notes are subject to ASC Subtopic 470-20.

We have determined that if the liability and equity components of the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes had been separately valued at the time of their issuances on March 10, 2008 and May 28, 2003, respectively, the amounts allocated to long-term debt would have been $187.4 million (6¼% Convertible Senior Notes) and $203.8 million (3¾% Convertible Senior Notes), and the amounts allocated to equity would have been $12.6 million and $36.2 million, respectively. The effective interest rates on the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes (based upon the Company’s estimated nonconvertible debt borrowing rate at the time of each respective issuance) would have been approximately 8.7% and 6.8%, respectively.  Effective with the January 2, 2009 adoption of ASC Subtopic 470-20, interest expense (amortization of debt discount) for fiscal 2003, 2004, 2005, 2006, 2007 and 2008 were increased by non-cash amounts of approximately $3.3 million, $6.0 million, $6.7 million, $5.7 million, $4.6 million and $4.2 million, respectively.  In addition, the Company retrospectively reduced the previously recorded loss on debt extinguishment resulting from the early extinguishments of the 3¾% Convertible Senior Notes that occurred during fiscal 2006 and fiscal 2008 by approximately $35.1 million and $67.5 million, respectively.  After giving effect to these adjustments and the application of the appropriate income tax benefits through the fiscal year ended December 29, 2005, a cumulative effect adjustment of $(9.1) million was recorded as of the beginning of fiscal 2006 (December 30, 2005) with a corresponding reduction to the opening balance of retained earnings.

During the quarter ended October 1, 2009, the Company recorded approximately $1.0 million of non-cash interest expense on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the

6¼% Convertible Senior Notes during the same period was approximately $3.1 million.  During the quarter ended September 25, 2008, the Company retrospectively recorded approximately $0.9 million of non-cash interest expense for the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during the same period was approximately $3.1 million.  After the related tax effects, the resulting decrease in net income attributable to controlling interest from the adoption of ASC Subtopic 470-20 was approximately $0.6 million for the quarter ended September 25, 2008. During the three quarters ended October 1, 2009 and September 25, 2008, the Company retrospectively recorded approximately $3.0 million and $3.1 million, respectively, of non-cash interest expense for the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes and the 3¾% Convertible Senior Notes during the same periods were approximately $9.4 million and $8.0 million, respectively.  In addition, for the three quarters ended September 25, 2008, amounts previously recorded for loss on debt extinguishment and provision for income taxes were retrospectively (reduced) increased by $(67.5) million and $24.0 million, respectively.  The resulting increase in net income attributable to controlling interest from the adoption of ASC Subtopic 470-20 was approximately $40.4 million for the three quarters ended September 25, 2008. The accompanying unaudited condensed consolidated statements of income (loss) for the quarters and three quarters ended September 25, 2008, presented herein has been retrospectively adjusted to give effect to these adjustments resulting from the adoption of ASC Subtopic 470-20.  In addition, the accompanying unaudited condensed consolidated balance sheet as of January 1, 2009 presented herein has been retrospectively adjusted to give effect to the adoption of ASC Subtopic 470-20 as follows (in millions):`

	As of January 1, 2009 (Previously Reported)	Impact of ASC Subtopic 470-20	As of January 1, 2009 (As Revised for ASC Subtopic 470-20)
Other assets	$113.5	$(0.2)	$113.3
Non-current deferred income tax asset	81.7	(3.5)	78.2
Long-term debt, less current portion	1,896.5	(9.5)	1,887.0
Additional paid-in capital (deficit)	(256.1)	(9.7)	(265.8)
Retained earnings	24.6	15.5	40.1

As of October 1, 2009 and January 1, 2009, the carrying amounts of the $200.0 million 6¼% Convertible Senior Notes were approximately $193.5 million and $190.5 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million.  We anticipate recording additional non-cash interest expense on the 6¼% Convertible Senior Notes in the amount of $6.5 million (the unamortized discount as of October 1, 2009) through the March 2011 maturity date of the 6¼% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million.  As of October 1, 2009, the if-converted value of the 6¼% Convertible Senior Notes was approximately $200.0 million.

Regal Cinemas Fifth Amended and Restated Credit Agreement— On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the “Amended Senior Credit Facility”) with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the “Term Facility”) in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of up to $100.0 million.  Due to the September 2008 bankruptcy filings by Lehman Brothers Holdings Inc. (“Lehman”) and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during the fiscal year ended January 1, 2009.  The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit.

The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every three months. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2013 and the second on October 27, 2013. The Amended Senior Credit Facility is further described in Note 5 to the 2008 Audited Financial Statements.

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

In connection with the offering of the Regal Cinemas 8 5/8% Senior Notes described above, on July 15, 2009, the Company used all of the net proceeds (approximately $381.3 million) to repay a portion of the Amended Senior Credit Facility.  As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility.

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an Adjusted Eurodollar Rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin.  As of October 1, 2009 and January 1, 2009, borrowings of $1,268.7 million and $1,661.8  million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.64% (as of October 1, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps described below is taken into account.

Interest Rate Swaps— As described in Note 5 to the 2008 Audited Financial Statements, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations.  During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the three quarters ended October 1, 2009.  During the three quarters ended October 1, 2009, the three interest rate swaps effective as of January 1, 2009 matured. As a result, the Company’s four interest rate swap agreements effective as of October 1, 2009 hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 6.07%.

On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting. For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the quarter ended October 1, 2009, the Company released the final portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. In addition, during the three quarters ended October 1, 2009, the Company paid a final termination value of approximately $2.5 million (including accrued interest) associated with the interest rate swap.

Under the terms of the Company’s effective interest rate swap agreements as of October 1, 2009, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

As of October 1, 2009, the aggregate fair value of all of the Company’s four interest rate swaps was determined to be approximately $(20.5) million, which was recorded as a component of “Other Non-Current Liabilities” with a corresponding amount of $(12.5) million, net of tax, recorded to “Accumulated Other Comprehensive Loss, Net”  As of January 1, 2009, the aggregate fair value of effective interest rate swaps was determined to be approximately $(14.2) million, which was recorded as a component of “Accrued Expenses” with a corresponding amount of $(8.7) million, net of tax, recorded to “Accumulated Other Comprehensive Loss, Net”  These interest rate swaps exhibited no ineffectiveness during the quarters and three quarters ended October 1, 2009 and September 25, 2008 and accordingly, the net losses on the swaps of $3.8 million and $5.2 million, respectively, were reported as a component of other comprehensive loss for the three quarters ended October 1, 2009 and September 25, 2008.  The fair value of the Company’s interest rate swaps is based on level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk.  The counterparties to the Company’s interest rate swaps are major financial institutions.  The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Other Long-Term Obligations—All other long-term obligations (including the Regal Cinemas 9 3/8% Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the 2008 Audited Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for (benefit from) income taxes of $(1.0) million and $21.3 million for the quarters ended October 1, 2009 and September 25, 2008, respectively, reflect effective tax rates of approximately 34.5% and 40.7%, respectively.  The provision for income taxes of $40.3 million and $55.1 million for the three quarters ended October 1, 2009 and September 25, 2008, respectively, reflect effective tax rates of approximately 40.3% and 40.0%, respectively.  The effective tax rates for the quarters and three quarters ended October 1, 2009 and September 25, 2008 reflect the impact of certain non-deductible expenses.  The decrease in the effective tax rate for the quarter ended October 1, 2009 is primarily attributable to the accrual of interest on uncertain tax positions with state taxing authorities during the quarter ended October 1, 2009.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at October 1, 2009 and January 1, 2009 totaling $12.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company recently received an assessment from a state taxing authority relative to the filing methodology utilized by the Company in that state.  Based on this assessment and considering the expiration of the statute of limitations relative to other uncertain tax positions, management believes it is reasonably possible that unrecognized tax benefits will decrease between $1.0 million and $3.0 million over the next 12 months.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is not subject to U.S. federal examinations by tax authorities for years before 2006, and with limited exceptions, is not subject to state income tax examinations for years before 2005. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of October 1, 2009, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of October 1, 2009, 130,291,408 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of October 1, 2009, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of

Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of October 1, 2009. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 10 to the 2008 Audited Financial Statements.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company’s board of directors extended the share repurchase program during the fiscal year ended January 1, 2009 for an additional twelve month period. Accordingly, the Company can repurchase up to an additional $40.0 million under the share repurchase program through November 2009.  The Company made no repurchases of its outstanding Class A common stock under the program during the quarters and three quarters ended October 1, 2009 and September 25, 2008.  Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of October 1, 2009.

Share-Based Compensation

In 2002, the Company established the 2002 Stock Incentive Plan (the “Incentive Plan”) for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 10 to the 2008 Audited Financial Statements for additional information related to these awards and the Incentive Plan.

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of October 1, 2009 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 574,193 shares of Class A common stock were outstanding under the Incentive Plan, and 2,080,243 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters and three quarters ended October 1, 2009 and September 25, 2008.  During the quarter ended September 25, 2008, the Company recognized approximately $0.1 million of share-based compensation expense related to stock options.  During the three quarters ended October 1, 2009 and September 25, 2008, the Company recognized approximately $0.1 million and $0.2 million, respectively, of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarters and three quarters ended October 1, 2009 and September 25, 2008.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the three quarters ended October 1, 2009, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the three quarters ended October 1, 2009. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.  For the three quarters ended September 25, 2008, our unaudited condensed consolidated statement of cash flows reflects $0.2 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the three quarters ended September 25, 2008. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.

The following table represents stock option activity for the three quarters ended October 1, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	584,482	$9.37	3.78
Granted	—	—
Exercised	10,289	7.34
Forfeited	—	—
Outstanding options at end of period	574,193	9.40	3.03
Exercisable options at end of period	574,193	9.40	3.03

Restricted Stock

As described in Note 9 to the 2008 Audited Financial Statements, the Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $10.01 per share.  In addition, on June 30, 2009, 150,489 shares were granted under the Incentive Plan at nominal cost to the Company’s Chief Executive Officer. The closing price of our Class A common stock on the date of grant was $13.29 per share.  All of the restricted shares subject to this award vest on June 30, 2013.

During the quarter ended April 2, 2009, the Company withheld approximately 37,576 shares of restricted stock at an aggregate cost of approximately $0.4 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

During each of the quarters ended October 1, 2009 and September 25, 2008, the Company recognized approximately $1.1 million and $0.9 million, respectively, of share-based compensation expense related to restricted share grants. During the three quarters ended October 1, 2009 and September 25, 2008, the Company recognized approximately $2.9 million of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of October 1, 2009, we have unrecognized compensation expense of $8.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended October 1, 2009:

Three Quarters Ended October 1, 2009
Unvested at beginning of period	637,615
Granted during the period	521,618
Vested during the period	(172,872)
Forfeited during the period	(4,207)
Unvested at end of period	982,154

During the three quarters ended October 1, 2009, the Company paid three cash dividends of $0.18 on each share of outstanding restricted stock totaling approximately $0.5 million.  During the three quarters ended September 25, 2008, the Company paid three cash dividends of $0.30 on each share of outstanding restricted stock totaling approximately $0.6 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each a “Performance Agreement”).  Our 2006 Performance Agreement covered performance share grants in the fiscal years ended December 28, 2006, December 27, 2007 and January 1, 2009, and is described in Note 9 to the 2008 Audited Financial Statements.

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

During the quarters ended October 1, 2009 and September 25, 2008, the Company recognized approximately $0.6 million and $0.5 million, respectively, of share-based compensation expense related to performance share grants. During the quarter ended July 2, 2009, 175,860 shares were effectively cancelled as a result of performance criteria not being met for certain performance share awards granted on June 1, 2006. During the three quarters ended October 1, 2009 and September 25, 2008, the Company recognized approximately $1.4 million and $1.3 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of general and administrative expenses.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended October 1, 2009:

Three Quarters Ended October 1, 2009
Unvested at beginning of period	793,005
Granted (based on target)	401,907
Cancelled/forfeited	(184,332)
Unvested at end of period	1,010,580

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.7 million shares of restricted stock could be issued providing the performance criteria maximums are met.

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

8. RELATED PARTY TRANSACTIONS

Regal Cinemas incurred approximately $1.0 million and $1.3 million, respectively, of expenses payable to Qwest Communications (an affiliate of Anschutz) and its subsidiaries for telecommunication and network monitoring services during the quarters ended October 1, 2009 and September 25, 2008.  During the quarter ended September 25, 2008, Regal Cinemas incurred capitalized costs of $0.1 million to Qwest Communications and its subsidiaries for network infrastructure upgrades.  In addition, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during each of the quarters ended October 1, 2009 and September 25, 2008.  Also, during the quarters ended October 1, 2009 and September 25, 2008, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the three quarters ended October 1, 2009 and September 25, 2008, Regal Cinemas incurred capitalized costs of $0.1 million and $12.2 million, respectively, to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $4.6 million and $4.1 million, respectively, of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the three quarters ended October 1, 2009 and September 25, 2008.  In addition, Regal Cinemas incurred approximately $0.1 million and $0.2 million, respectively, of expenses payable to Anschutz affiliates for certain advertising services during the three quarters ended October 1, 2009 and September 25, 2008.  Also, during the three quarters ended October 1, 2009 and September 25, 2008, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf. The ultimate financial terms of the management agreement were approved by the Company’s board of directors, and the management fee payable to Regal will be based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal regardless of revenues generated. The theatre opened in October 2009.

9. EARNINGS (LOSS) PER SHARE

We compute earnings (loss) per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3¾% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss) per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings (loss) per share of Class B common stock does not assume the conversion of those shares.  Since the Company reported a net loss of $1.8 million for the quarter ended October 1, 2009, the impact of potential common stock equivalents described above were not included in the computation of diluted net loss per common share because the effect would have been antidilutive.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. The undistributed earnings (loss) for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings (loss) for the periods presented had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings (loss) are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted earnings (loss) per share of Class A common stock, the undistributed earnings (loss) are equal to net income (loss) attributable to controlling interest for that computation.

The following table sets forth the computation of basic and diluted earnings (loss) per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended October 1, 2009		Quarter ended September 25, 2008			Three Quarters ended October 1, 2009			Three Quarters ended September 25, 2008
	Class A	Class B	Class A		Class B	Class A		Class B	Class A		Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(1.5)	$(0.3)	$26.2		$4.8	$50.7		$9.3	$70.0		$12.8

Denominator:
Weighted average common shares outstanding (in thousands)	129,344	23,709	129,155		23,709	129,341		23,709	129,132		23,709

Basic earnings (loss) per share	$(0.01)	$(0.01)	$0.20		$0.20	$0.39		$0.39	$0.54		$0.54
Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(1.5)	$(0.3)	$26.2		$4.8	$50.7		$9.3	$70.0		$12.8
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(0.3)	—	4.8		—	9.3		—	12.8		—
Reallocation of undistributed earnings (loss) to Class B shares for effect of other dilutive securities	—	—	—		—	—		—	—		(0.2)
Interest expense on 6¼% Convertible Senior Notes	— (1)	—	—	(1)	—	—	(1)	—	—	(1)	—
Allocation of undistributed earnings	$(1.8)	$(0.3)	$31.0		$4.8	$60.0		$9.3	$82.8		$12.6
Denominator:
Number of shares used in basic computation (in thousands)	129,344	23,709	129,155		23,709	129,341		23,709	129,132		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709		—	23,709		—	23,709		—
Stock options	— (1)	—	185		—	140		—	208		—
Restricted stock and performance shares	— (1)	—	790		—	871		—	842		—
Conversion spread on 3¾% Convertible Senior Notes and the 2003 Warrant	—	—	—		—	—		—	1,818		—
Conversion of 6¼% Convertible Senior Notes	— (1)	—	—	(1)	—	—	(1)	—	—	(1)	—

Number of shares used in per share computations (in thousands)	153,053	23,709	153,839		23,709	154,061		23,709	155,709		23,709
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$0.20		$0.20	$0.39		$0.39	$0.53		$0.53

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 during the quarter ended April 2, 2009.  The adoption had the effect of reclassifying amounts previously classified under “minority interest” (approximately $(0.4) million as of January 1, 2009) to a component of equity under “noncontrolling interest” in the accompanying unaudited condensed consolidated balance sheets.  Amounts previously classified under “minority interest in earnings of consolidated subsidiaries” are now classified as “noncontrolling interest” and presented net of tax below “net income (loss)” to arrive at “net income (loss) attributable to controlling interest” in the accompanying unaudited condensed statements of income (loss).

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

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. Effective July 2, 2009, the Company adopted SFAS No. 165 as of and has included certain disclosures in Note 12 — “Subsequent Events.”

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the provisions of this guidance as of October 1, 2009.  The adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the Term Facility and the Revolving Facility, is estimated based on quoted market prices as of October 1, 2009 and January 1, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 6¼% Convertible Senior Notes, the 3¾% Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of October 1, 2009 and January 1, 2009. The fair value of the Company’s other debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt at October 1, 2009 and January 1, 2009 consist of the following:

	October 1, 2009	January 1, 2009
	(In millions)
Carrying amount	$1,904.5	$1,904.1
Fair value	$1,909.9	$1,497.3

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 10, 2009, which is the date the financial statements were issued.

Other

On October 29, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 17, 2009, to stockholders of record on December 9, 2009.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes.  The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee Regal Cinemas’ other indebtedness (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated by the Commission, presents the condensed consolidating financial information separately for:

(i)                       Regal, which is a guarantor of the 8 5/8% Senior Notes;

(ii)                    Regal Cinemas, which is the issuer of the 8 5/8% Senior Notes;

(iii)                 The Subsidiary Guarantors, on a combined basis, which are guarantors of the 8 5/8% Senior Notes;

(iv)                The non-guarantor subsidiaries, on a combined basis, which are not guarantors of the 8 5/8% Senior Notes;

(v)                   Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Regal, Regal Cinemas, the Subsidiary Guarantors and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)                Regal and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

OCTOBER 1, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$141.9	$50.4	$—	$192.3
Trade and other receivables, net	—	—	32.0	0.6	—	32.6
Other current assets	0.4	8.2	21.8	5.3	3.1	38.8
TOTAL CURRENT ASSETS	0.4	8.2	195.7	56.3	3.1	263.7
Property and equipment, net	—	—	1,815.4	54.4	(12.3)	1,857.5
Goodwill	—	—	171.7	7.1	—	178.8
Intangible assets, net	—	—	12.6	—	—	12.6
Deferred income tax asset	1.2	—	100.0	—	(23.3)	77.9
Other non-current assets	2.3	1,632.3	228.6	60.0	(1,801.2)	122.0
TOTAL ASSETS	$3.9	$1,640.5	$2,524.0	$177.8	$(1,833.7)	$2,512.5

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$13.1	$1.8	$12.0	$(6.7)	$20.2
Accounts payable	0.3	—	107.3	8.7	—	116.3
Accrued expenses and other liabilities	68.0	8.7	126.1	5.3	(67.3)	140.8
TOTAL CURRENT LIABILITIES	68.3	21.8	235.2	26.0	(74.0)	277.3
Long-term debt, less current portion	193.5	1,697.6	0.2	—	—	1,891.3
Lease financing arrangements, less current portion	—	—	73.4	—	—	73.4
Capital lease obligations, less current portion	—	—	14.2	1.5	—	15.7
Deferred income tax liability	—	—	—	20.2	(20.2)	—
Other non-current liabilities	—	20.7	463.3	29.3	—	513.3
TOTAL LIABILITIES	261.8	1,740.1	786.3	77.0	(94.2)	2,771.0
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(257.9)	(99.6)	1,738.6	100.5	(1,739.5)	(257.9)
Noncontrolling interest	—	—	(0.9)	0.3	—	(0.6)
TOTAL EQUITY (DEFICIT)	(257.9)	(99.6)	1,737.7	100.8	(1,739.5)	(258.5)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3.9	$1,640.5	$2,524.0	$177.8	$(1,833.7)	$2,512.5

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JANUARY 1, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$117.1	$53.1	$—	$170.2
Trade and other receivables, net	—	—	71.3	1.9	—	73.2
Other current assets	3.5	7.5	14.9	1.3	2.9	30.1
TOTAL CURRENT ASSETS	3.5	7.5	203.3	56.3	2.9	273.5
Property and equipment, net	—	—	1,892.8	56.0	(12.3)	1,936.5
Goodwill and other intangible assets	—	—	187.2	7.1	—	194.3
Deferred income tax asset	—	—	103.7	—	(25.5)	78.2
Other non-current assets	3.6	1,645.7	172.6	53.8	(1,762.4)	113.3
TOTAL ASSETS	$7.1	$1,653.2	$2,559.6	$173.2	$(1,797.3)	$2,595.8

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$17.0	$—	$6.4	$—	$23.4
Accounts payable	0.3	—	151.0	10.7	—	162.0
Accrued expenses and other liabilities	49.7	19.6	151.8	5.6	(45.9)	180.8
TOTAL CURRENT LIABILITIES	50.0	36.6	302.8	22.7	(45.9)	366.2
Long-term debt, less current portion	190.5	1,696.2	0.3	—	—	1,887.0
Lease financing arrangements, less current portion	—	—	77.2	—	—	77.2
Capital lease obligations, less current portion	—	—	15.6	1.7	—	17.3
Deferred income tax liability	2.1	—	—	20.4	(22.5)	—
Other liabilities	—	0.2	456.6	27.2	—	484.0
TOTAL LIABILITIES	242.6	1,733.0	852.5	72.0	(68.4)	2,831.7
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(235.5)	(79.8)	1,707.7	101.0	(1,728.9)	(235.5)
Noncontrolling interest	—	—	(0.6)	0.2	—	(0.4)
TOTAL EQUITY (DEFICIT)	(235.5)	(79.8)	1,707.1	101.2	(1,728.9)	(235.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7.1	$1,653.2	$2,559.6	$173.2	$(1,797.3)	$2,595.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) INFORMATION

QUARTER ENDED OCTOBER 1, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$617.9	$57.1	$(1.5)	$673.5
OPERATING EXPENSES:
Film rental and advertising costs	—	—	224.7	19.9	—	244.6
Cost of concessions	—	—	24.6	2.5	—	27.1
Rent expense	—	—	83.9	9.8	—	93.7
Other operating expenses	—	—	175.3	18.9	—	194.2
General and administrative expenses	0.1	—	16.7	1.8	(1.5)	17.1
Depreciation and amortization	—	—	48.3	2.9	—	51.2
Net loss (gain) on disposal and impairment of operating assets	—	—	7.1	0.1	—	7.2
TOTAL OPERATING EXPENSES	0.1	—	580.6	55.9	(1.5)	635.1
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	37.3	1.2	—	38.4
OTHER EXPENSE (INCOME):
Interest expense, net	4.6	33.5	2.2	—	—	40.3
Earnings recognized from NCM	—	—	(7.4)	—	—	(7.4)
Other, net	(0.8)	(34.5)	46.6	—	(2.9)	8.4
TOTAL OTHER EXPENSE (INCOME), NET	3.8	(1.0)	41.4	—	(2.9)	41.3
INCOME (LOSS) BEFORE INCOME TAXES	(3.9)	1.0	(4.1)	1.2	2.9	(2.9)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2.0)	—	0.2	0.8	—	(1.0)
NET INCOME (LOSS)	(1.9)	1.0	(4.3)	0.4	2.9	(1.9)
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	(0.1)	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(1.9)	$1.0	$(4.1)	$0.3	$2.9	$(1.8)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE QUARTERS ENDED OCTOBER 1, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,957.1	$176.1	$(4.9)	$2,128.3
OPERATING EXPENSES:
Film rental and advertising costs	—	—	706.4	61.3	—	767.7
Cost of concessions	—	—	75.3	7.5	—	82.8
Rent expense	—	—	252.8	29.4	—	282.2
Other operating expenses	—	—	521.0	54.9	—	575.9
General and administrative expenses	0.3	—	46.8	5.6	(4.9)	47.8
Depreciation and amortization	—	—	142.9	8.7	—	151.6
Net loss (gain) on disposal and impairment of operating assets	—	—	17.2	5.9	—	23.1
TOTAL OPERATING EXPENSES	0.3	—	1,762.4	173.3	(4.9)	1,931.1
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	194.7	2.8	—	197.2
OTHER EXPENSE (INCOME):
Interest expense, net	14.0	93.3	7.1	0.1	—	114.5
Earnings recognized from NCM	—	—	(26.8)	—	—	(26.8)
Other, net	(68.1)	(162.0)	9.4	—	230.1	9.4
TOTAL OTHER EXPENSE (INCOME), NET	(54.1)	(68.7)	(10.3)	0.1	230.1	97.1
INCOME BEFORE INCOME TAXES	53.8	68.7	205.0	2.7	(230.1)	100.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(6.0)	—	44.2	2.1	—	40.3
NET INCOME	59.8	68.7	160.8	0.6	(230.1)	59.8
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	(0.1)	—	0.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$59.8	$68.7	$161.1	$0.5	$(230.1)	$60.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED SEPTEMEBER 25, 2008

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$694.4	$65.1	$(1.9)	$757.6
OPERATING EXPENSES:
Film rental and advertising costs	—	—	258.3	23.7	—	282.0
Cost of concessions	—	—	27.7	2.7	—	30.4
Rent expense	—	—	84.0	10.1	—	94.1
Other operating expenses	—	—	177.7	19.5	—	197.2
General and administrative expenses	0.1	—	15.3	2.0	(1.9)	15.5
Depreciation and amortization	—	—	48.0	3.1	—	51.1
Net loss (gain) on disposal and impairment of operating assets	—	—	11.5	—	—	11.5
Joint venture employee compensation	—	—	0.1	—	—	0.1
TOTAL OPERATING EXPENSES	0.1	—	622.6	61.1	(1.9)	681.9
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	71.8	4.0	—	75.7
OTHER EXPENSE (INCOME):
Interest expense, net	4.4	23.7	2.0	(0.2)	—	29.9
Earnings recognized from NCM	—	—	(7.1)	—	—	(7.1)
Other, net	(33.9)	(57.5)	19.7	—	72.3	0.6
TOTAL OTHER EXPENSE (INCOME), NET	(29.5)	(33.8)	14.6	(0.2)	72.3	23.4
INCOME BEFORE INCOME TAXES	29.4	33.8	57.2	4.2	(72.3)	52.3
PROVISION FOR INCOME TAXES	(1.6)	—	21.0	1.9	—	21.3
NET INCOME	31.0	33.8	36.2	2.3	(72.3)	31.0
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$31.0	$33.8	$36.2	$2.3	$(72.3)	$31.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE QUARTERS ENDED SEPTEMBER 25, 2008

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,891.0	$174.3	$(5.1)	$2,060.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	683.0	61.9	—	744.9
Cost of concessions	—	—	71.7	6.9	—	78.6
Rent expense	—	—	237.6	29.8	—	267.4
Other operating expenses	—	—	492.8	53.5	—	546.3
General and administrative expenses	0.3	—	45.5	5.6	(5.1)	46.3
Depreciation and amortization	—	—	138.6	8.7	—	147.3
Net loss (gain) on disposal and impairment of operating assets	—	—	16.0	—	—	16.0
Joint venture employee compensation	—	—	0.4	—	—	0.4
TOTAL OPERATING EXPENSES	0.3	—	1,685.6	166.4	(5.1)	1,847.2
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	205.4	7.9	—	213.0
OTHER EXPENSE (INCOME):
Interest expense, net	12.5	76.7	3.1	(0.6)	—	91.7
Earnings recognized from NCM	—	—	(21.4)	—	—	(21.4)
Other, net	(89.2)	(169.4)	2.0	—	261.5	4.9
TOTAL OTHER EXPENSE (INCOME), NET	(76.7)	(92.7)	(16.3)	(0.6)	261.5	75.2
INCOME BEFORE INCOME TAXES	76.4	92.7	221.7	8.5	(261.5)	137.8
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(6.3)	—	57.3	4.1	—	55.1
NET INCOME	82.7	92.7	164.4	4.4	(261.5)	82.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$82.7	$92.7	$164.5	$4.4	$(261.5)	$82.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE QUARTERS ENDED OCTOBER 1, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.4)	$—	$221.1	$5.3	$—	$220.0
Cash Flows from Investing Activities:
Capital expenditures	—	—	(78.2)	(8.1)	—	(86.3)
Proceeds from disposition of assets	—	—	0.2	0.2	—	0.4
Other	—	—	(2.5)	—	—	(2.5)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(80.5)	(7.9)	—	(88.4)
Cash Flows from Financing Activities:
Cash used to pay dividends	(83.1)	—	—	—	—	(83.1)
Cash received (paid) to/from REG Parent Company	89.8	(89.8)	—	—	—	—
Cash received (paid) to/from subsidiary	—	(300.4)	300.4	—	—	—
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	390.2	—	—	—	390.2
Net payments on long-term obligations	—	—	(397.8)	(0.1)	—	(397.9)
Cash used to purchase treasury shares and other	(0.4)	—	—	—	—	(0.4)
Proceeds from stock option exercises	0.1	—	—	—	—	0.1
Payment of debt acquisition costs and other	—	—	(18.4)	—	—	(18.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.4	—	(115.8)	(0.1)	—	(109.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	24.8	(2.7)	—	22.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	117.1	53.1	—	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$141.9	$50.4	$—	$192.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE QUARTERS ENDED SEPTEMBER 25, 2008

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1.5)	$—	$129.4	$(0.8)	$—	$127.1
Cash Flows from Investing Activities:
Capital expenditures	—	—	(91.9)	(7.2)	—	(99.1)
Proceeds from disposition of assets	—	—	3.3	0.3	—	3.6
Cash used for acquisitions, net of cash acquired	—	—	(209.3)	—	—	(209.3)
Other	—	—	(2.5)	(0.4)	—	(2.9)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(300.4)	(7.3)	—	(307.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(138.1)	—	—	—	—	(138.1)
Cash received (paid) to/from REG Parent Company	126.0	(126.0)	—	—	—	—
Cash received (paid) to/from subsidiary	—	126.0	(126.0)	—	—	—
Net payments on long-term obligations	—	—	(17.1)	(0.1)	—	(17.2)
Proceeds from stock option exercises	0.5	—	—	—	—	0.5
Payment of debt acquisition costs and other	(5.1)	—	0.2	—	—	(4.9)
Net proceeds from 3¾% Convertible Senior Notes hedge and warrant	18.9	—	—	—	—	18.9
Net Proceeds from issuance of 6¼% Convertible Senior Notes	200.0	—	—	—	—	200.0
Net cash paid for 6¼% Convertible Senior Notes convertible note hedge and warrant	(6.6)	—	—	—	—	(6.6)
Cash used to redeem 3¾% Convertible Senior Notes	(194.1)	—	—	—	—	(194.1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1.5	—	(142.9)	(0.1)	—	(141.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(313.9)	(8.2)	—	(322.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.7	—	384.3	50.2	—	435.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.7	$—	$70.4	$42.0	$—	$113.1

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 2, 2009 with the Commission (File No. 001-31315) for the Company’s fiscal year ended January 1, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,775 screens in 548 theatres in 39 states and the District of Columbia as of October 1, 2009. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift certificate and discount ticket programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

As discussed further in Note 3—“Investment in National CineMedia, LLC,” as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of October 1, 2009.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheets. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3¾% Convertible Senior Notes due May 15, 2008, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provisions of ASC Subtopic 470-20 described in Note 4—“Debt Obligations”) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

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

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act.  Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010.  The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Amended Senior Credit Facility. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility.  See Note 4—“Debt Obligations” for further discussion of this transaction.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and “Results of Operations” below.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s third fiscal quarter of 2009 were estimated to have decreased by approximately 8% in comparison to the third fiscal quarter of 2008.  This decrease was primarily attributable to a shift in the 2009 fiscal calendar, which resulted in the traditionally robust attendance week leading up to July 4th being included in the third fiscal quarter of 2008, but not the third fiscal quarter of 2009 and, to a lesser extent, difficult comparisons generated by high profile films released during the third fiscal quarter of 2008, such as The Dark Knight.

Our total revenues for the quarter ended October 1, 2009 (“Q3 2009 Period”) were $673.5 million and consisted of $463.4 million of admissions revenues, $182.6 million of concessions revenues and $27.5 million of other operating revenues, and decreased 11.1% from total revenues of $757.6 million for the quarter ended September 25, 2008 (“Q3 2008 Period”).

During the Q3 2009 Period, total admissions revenues decreased $53.4 million, or 10.3%, to $463.4 million, from $516.8 million in the Q3 2008 Period primarily due to a 14.5% decrease in attendance, partially offset by a 4.9% increase in average ticket prices.   We believe the overall decrease in attendance during the Q3 2009 Period was primarily a result of a shift in our Q3 2009 Period fiscal calendar, which resulted in the traditionally robust attendance week leading up to July 4th being included in the Q3 2008 Period, but not the Q3 2009 Period and strong attendance generated by the top tier films exhibited during the Q3 2008 Period, including The Dark Knight.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX® and 3D films exhibited during the Q3 2009 Period were the primary drivers of the increase in our Q3 2009 Period average ticket price. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was approximately 200 basis points greater than the industry’s results for the Q3 2009 Period as compared to the Q3 2008 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis was attributable to various factors including geographical differences and film product performance, incremental screens from regional theatre circuits and our allocation of capital during such periods.

During the three quarters ended October 1, 2009 (the “Fiscal 2009 Period”), we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2009 Period totaled approximately $83.1 million.

•                  We opened 5 theatres with 57 screens and closed 9 underperforming theatres with 83 screens, ending the Fiscal 2009 Period with 548 theaters and 6,775 screens.

•                  Finally, we continued to expand our use of new technologies to enhance the movie-going experience and broaden our content offerings. As of October 1, 2009, we operated 40 IMAX® screens and operated 392 additional screens outfitted with digital 3D projection systems.  In addition, we plan to add additional digital 3D projection systems and expect to have approximately 430 3D screens in operation for the 2009 holiday season and ultimately expect to deploy approximately 1,500 digital 3D screens.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income (loss) for the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the three quarters ended September 25, 2008 (the “Fiscal 2008 Period”) (dollars and attendance in millions, except average ticket prices and average concessions revenues per patron):

	Q3 2009 Period		Q3 2008 Period		Fiscal 2009 Period		Fiscal 2008 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$463.4	68.8%	$516.8	68.2%	$1,464.6	68.8%	$1,404.5	68.2%
Concessions	182.6	27.1	209.6	27.7	576.9	27.1	564.6	27.4
Other operating revenues	27.5	4.1	31.2	4.1	86.8	4.1	91.1	4.4
Total revenues	673.5	100.0	757.6	100.0	2,128.3	100.0	2,060.2	100.0
Operating expenses:
Film rental and advertising costs(1)	244.6	52.8	282.0	54.6	767.7	52.4	744.9	53.0
Cost of concessions(2)	27.1	14.8	30.4	14.5	82.8	14.4	78.6	13.9
Rent expense(3)	93.7	13.9	94.1	12.4	282.2	13.3	267.4	13.0
Other operating expenses(3)	194.2	28.8	197.2	26.0	575.9	27.1	546.3	26.5
General and administrative expenses (including share-based compensation expense of $1.7 and $1.4 for the Q3 2009 Period and the Q3 2008 Period, respectively, and $4.3 for the Fiscal 2009 Period and the Fiscal 2008 Period)(3)	17.1	2.5	15.5	2.0	47.8	2.2	46.3	2.2
Depreciation and amortization(3)	51.2	7.6	51.1	6.7	151.6	7.1	147.3	7.1
Net loss on disposal and impairment of operating assets(3)	7.2	1.1	11.5	1.5	23.1	1.1	16.0	0.8
Joint venture employee compensation(3)	—	—	0.1	—	—	—	0.4	—
Total operating expenses(3)	635.1	94.3	681.9	90.0	1,931.1	90.7	1,847.2	89.7
Income from operations(3)	38.4	5.7	75.7	10.0	197.2	9.3	213.0	10.3
Interest expense, net(3)	40.3	6.0	29.9	3.9	114.5	5.4	91.7	4.5
Earnings recognized from NCM(3)	(7.4)	(1.1)	(7.1)	(0.9)	(26.8)	(1.3)	(21.4)	(1.0)
Loss on debt extinguishment(3)	7.4	1.1	—	—	7.4	0.3	3.0	—
Provision for (benefit from) income taxes(3)	(1.0)	(0.1)	21.3	2.8	40.3	1.9	55.1	2.7
Net income (loss) attributable to controlling interest(3)	$(1.8)	(0.3)	$31.0	4.1	$60.0	2.8	$82.8	4.0
Attendance	57.1	*	66.8	*	181.6	*	183.4	*
Average ticket price(4)	$8.12	*	$7.74	*	$8.06	*	$7.66	*
Average concessions revenues per patron(5)	$3.20	*	$3.14	*	$3.18	*	$3.08	*

*   Not meaningful

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

(4) Calculated as admissions revenues/attendance.

(5) Calculated as concessions revenues/attendance.

Q3 2009 Period Compared to Q3 2008 Period and Fiscal 2009 Period Compared to Fiscal 2008 Period

Admissions

Total admissions revenues decreased $53.4 million during the Q3 2009 Period, or 10.3%, to $463.4 million, from $516.8 million in the Q3 2008 Period primarily due to a 14.5% decrease in attendance, partially offset by a 4.9% increase in average ticket prices.  During the Fiscal 2009 Period, total admissions revenues increased $60.1 million, or 4.3%, to $1,464.6 million, from $1,404.5 million for the Fiscal 2008 Period.   A 5.2% increase in our average ticket price, partially offset by an attendance decrease of 1.0% led to the favorable increase in the Fiscal 2009 Period admissions revenues.  We believe the overall decrease in attendance during the Q3 2009 Period was primarily a result of a shift in our Q3 2009 Period fiscal calendar, which resulted in the traditionally robust attendance week leading up to July 4th being included in the Q3 2008 Period, but not the Q3 2009 Period and strong attendance generated by the top tier films exhibited during the Q3 2008 Period, including The Dark Knight.  In addition, the Fiscal 2009 Period’s attendance was negatively impacted by a shift in our Fiscal 2009 Period fiscal calendar, which resulted in the traditionally high attendance week between Christmas and New Years Day being included in the Fiscal 2008 Period, but not the Fiscal 2009 Period.  We believe that the overall decrease in the Fiscal 2009 Period attendance was mitigated by incremental attendance from the breadth of key films exhibited during the Fiscal 2009 Period and the full benefit of the inclusion of 400 screens acquired from Consolidated Theatres on April 30, 2008 (as compared to five months in the Fiscal 2008 Period).

Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX® and 3D films exhibited during the Q3 2009 Period and the Fiscal 2009 Period were the primary drivers of the increase in our Q3 2009 Period and Fiscal 2009 Period average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was approximately 200 basis points greater than the industry’s results for the Q3 2009 Period and Fiscal 2009 Period as compared to the Q3 2008 Period and the Fiscal 2008 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis was attributable to various factors including geographical differences and film product performance, incremental screens from regional theatre circuits and our allocation of capital during such periods.

Concessions

During the Q3 2009 Period, total concessions revenues decreased $27.0 million, or 12.9%, to $182.6 million, from $209.6 million for the Q3 2008 Period.  Total concessions revenues increased $12.3 million, or 2.2%, to $576.9 million in the Fiscal 2009 Period, from $564.6 million in the Fiscal 2008 Period.   Average concessions revenues per patron during the Q3 2009 Period increased 1.9%, to $3.20, from $3.14 for the Q3 2008 Period and increased 3.2%, to $3.18 in the Fiscal 2009 Period, from $3.08 in the Fiscal 2008 Period.  The decrease in total concessions revenues during the Q3 2009 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron.  The increase in total concessions revenues during the Fiscal 2009 Period was attributable to an increase in average concessions revenues per patron, partially offset by a slight decrease in attendance during the period.  The increase in average concessions revenues per patron for the Q3 2009 Period and the Fiscal 2009 Period were primarily a result of price increases and the concession friendly mix of film product exhibited during such periods.

Other Operating Revenues

Other operating revenues decreased $3.7 million, or 11.9%, to $27.5 million for the Q3 2009 Period, from $31.2 million for the Q3 2008 Period.  During the Fiscal 2009 Period, other operating revenues decreased $4.3 million, or 4.7%, to $86.8 million, from $91.1 million in the Fiscal 2008 Period.   Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift certificate and discount ticket programs. The decrease in other operating revenues during the Q3 2009 Period was primarily attributable to a decrease in marketing revenues from our vendor marketing programs, driven by the decrease in our Q3 2009 Period attendance, and declines in other theatre revenues.  The decrease in other operating revenues during the Fiscal 2009 Period was primarily driven by decreases in revenues related to our gift certificate and discount ticket programs and other theatre revenues, partially offset by a slight increase in marketing revenues from our vendor marketing programs.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined to 52.8% during the  Q3 2009 Period from 54.6% in the Q3 2008 Period.   During the Fiscal 2009 Period, film rental and advertising costs as a percentage of admissions revenues declined to 52.4%, from 53.0% in the Fiscal 2008 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q3 2009 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q3 2008 Period including The Dark Knight, coupled with a reduction in advertising costs during the Q3 2009 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2009 Period was primarily the result of a higher percentage of box office revenues generated by the top tier films exhibited during the Fiscal 2008 Period.

Cost of Concessions

Cost of concessions decreased $3.3 million, or 10.9%, during the Q3 2009 Period as compared to the Q3 2008 Period. During the Fiscal 2009 Period, cost of concessions increased $4.2 million, or 5.3% as compared to the Fiscal 2008 Period.  Cost of concessions as a percentage of concessions revenues for the Q3 2009 Period were approximately 14.8% compared to 14.5% for the Q3 2008 Period and for the Fiscal 2009 Period, cost of concessions as a percentage of concessions revenues were approximately 14.4% compared to 13.9% for the Fiscal 2008 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Q3 2009 Period and the Fiscal 2009 Period were primarily related to the mix of products sold.  In addition, for the Fiscal 2009 Period, this increase was also attributable to a decrease in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

Rent Expense

During the Q3 2009 Period, rent expense decreased $0.4 million, or 0.4%, to $93.7 million, from $94.1 million in the Q3 2008 Period.  Rent expense increased by $14.8 million, or 5.5% to $282.2 million in the Fiscal 2009 Period, from $267.4 million in the Fiscal 2008 Period.  The increase in rent expense during the Fiscal 2009 Period was primarily due to the full impact of Consolidated Theatres during the Fiscal 2009 Period and to a lesser extent, general inflationary increases.

Other Operating Expenses

Other operating expenses decreased $3.0 million, or 1.5%, to $194.2 million in the Q3 2009 Period, from $197.2 million in the Q3 2008 Period.  During the Fiscal 2009 Period, other operating expenses increased $29.6 million, or 5.4%, to $575.9 million, from $546.3 million in the Fiscal 2008 Period.  The decrease in other operating expenses during the Q3 2009 Period as compared to the Q3 2008 Period was primarily driven by decreased variable payroll costs related to the decrease in attendance, partially offset by increased costs associated with higher IMAX® and 3D film revenues and general inflationary increases.  The increase in other operating expenses during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was attributable to increased costs associated with higher IMAX® and 3D film revenues, the full impact of Consolidated Theatres during the Fiscal 2009 Period and general inflationary increases.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 10.3%, to $17.1 million during the Q3 2009 Period as compared to $15.5 million in the Q3 2008 Period. As a percentage of total revenues, general and administrative expenses increased to 2.5% during the Q3 2009 Period as compared to 2.0% in the Q3 2008 Period.

For the Fiscal 2009 Period, general and administrative expenses increased $1.5 million, or 3.2%, to $47.8 million as compared to $46.3 million in the Fiscal 2008 Period. As a percentage of total revenues, general and administrative expenses remained consistent, at 2.2%, during the Fiscal 2009 Period and the Fiscal 2008 Period.  The slight increase in general and administrative expenses during the Q3 2009 Period and the Fiscal 2009 Period was primarily attributable to increases in legal and professional fees during such periods.

Depreciation and Amortization

For the Q3 2009 Period, depreciation and amortization expense increased $0.1 million, or 0.2%, to $51.2 million, from $51.1 million in the Q3 2008 Period.  Depreciation and amortization expense increased $4.3 million, or 2.9%, to $151.6 million for the Fiscal 2009 Period, from $147.3 million in the Fiscal 2008 Period.  The increase in depreciation and amortization expense during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily due to the full impact of Consolidated Theatres during the Fiscal 2009 Period.

Income from Operations

Income from operations totaled $38.4 million during the Q3 2009 Period, which represents a decrease of $37.3 million, or 49.3%, from $75.7 million in the Q3 2008 Period.  During the Fiscal 2009 Period, income from operations decreased $15.8 million, or 7.4%, to $197.2 million, from $213.0 million in the Fiscal 2008 Period.  The decrease in income from operations during the Q3 2009 Period as compared to the Q3 2008 Period was primarily attributable to the aforementioned decreases in admissions, concessions and other operating revenues.  The overall decrease in income from operations during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was driven by increases in various operating expense line items including film rental and advertising costs, cost of concessions, rent expense, other operating expenses, general and administrative expenses, depreciation expense and net loss on disposal and impairment of operating assets, partially offset by increases in admissions and concessions revenues.

Interest Expense, net

During the Q3 2009 Period, net interest expense increased $10.4 million, or 34.8%, to $40.3 million, from $29.9 million in the Q3 2008 Period. Net interest expense totaled $114.5 million for the Fiscal 2009 Period, which represents an increase of $22.8 million, or 24.9%, from that of the Fiscal 2008 Period.  The increase in net interest expense during the Q3 2009 Period and the Fiscal 2009 Period was principally due to a higher effective interest rate on our Term Facility as a result of the Amendment to the Amended Senior Credit Facility during the first quarter of fiscal 2009, incremental interest expense from the Fiscal 2008 Period issuance of the $200.0 million 6¼% Convertible Senior Notes and less interest income ($0.7 million and $1.0 million, respectively, for the Q3 2009 Period and Q3 2008 Period and $1.3 million and $5.7 million, respectively, for the Fiscal 2009 Period and the Fiscal 2008 Period) during such periods.

Earnings Recognized from NCM

The Company recorded $8.0 million and $6.8 million, respectively, in cash distributions from National CineMedia during the Q3 2009 Period and Q3 2008 Period. Approximately $1.3 million and $1.0 million, respectively, of these cash distributions received during the Q3 2009 Period and the Q3 2008 Period were recognized as a reduction in our investment in National CineMedia.  The Company recorded $29.9 million and $20.6 million, respectively, in cash distributions from National CineMedia during the Fiscal 2009 Period and Fiscal 2008 Period. Approximately $4.6 million and $1.0 million, respectively, of these cash distributions received during the Fiscal 2009 Period and the Fiscal 2008 Period were recognized as a reduction in our investment in National CineMedia.  In addition, during the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recorded an additional $0.7 million, $1.3 million, $1.5 million and $1.8 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia during such periods.  As a result, during the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recognized $7.4 million, $7.1 million, $26.8 million and $21.4 million, respectively, of earnings from National CineMedia.  Such amounts are presented as “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

Income Taxes

The provision for (benefit from) income taxes of $(1.0) million and $21.3 million for the Q3 2009 Period and the Q3 2008 Period, respectively, reflect effective tax rates of approximately 34.5% and 40.7%, respectively.  The provision for income taxes of $40.3 million and $55.1 million for the Fiscal 2009 Period and the Fiscal 2008 Period, respectively, reflect effective tax rates of approximately 40.3% and 40.0%, respectively. The decrease in the effective tax rate for the Q3 2009 Period was primarily attributable to the accrual of interest on uncertain tax positions with state taxing authorities during the Q3 2009 Period. The effective tax rates for the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period also reflect the impact of certain non-deductible expenses.

Net Income (Loss) Attributable to Controlling Interest

During the Q3 2009 Period, net income (loss) attributable to controlling interest totaled $(1.8) million, which represents a decrease of $32.8 million, from net income (loss) attributable to controlling interest of $31.0 million in the Q3 2008 Period.  Net income attributable to controlling interest totaled $60.0 million for the Fiscal 2009 Period, which represents a decrease of $22.8 million, from net income attributable to controlling interest of $82.8 million for the Fiscal 2008 Period.  The decrease in net income (loss) attributable to controlling interest for the Q3 2009 Period and the Fiscal 2009 Period was primarily attributable to a decrease in operating income coupled with incremental interest expense and loss on debt extinguishment, partially offset by incremental earnings recognized from National CineMedia described above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2009 Period and the Fiscal 2008 Period (in millions):

	Fiscal 2009 Period	Fiscal 2008 Period
Net cash provided by operating activities	$220.0	$127.1
Net cash used in investing activities	(88.4)	(307.7)
Net cash used in financing activities	(109.5)	(141.5)
Net increase (decrease) in cash and cash equivalents	$22.1	$(322.1)

Fiscal 2009 Period Compared to Fiscal 2008 Period

Net cash flows provided by operating activities increased by approximately $92.9 million to approximately $220.0 million for the Fiscal 2009 Period from approximately $127.1 million for the Fiscal 2008 Period. The increase in net cash flows generated from operating activities for the Fiscal 2009 Period was primarily attributable to an increase in working capital, primarily the timing of certain Fiscal 2009 Period vendor payments.

Net cash flows used in investing activities totaled approximately $88.4 million for the Fiscal 2009 Period compared to cash flows used in investing activities of approximately $307.7 million for the Fiscal 2008 Period. Contributing to the decrease in cash flows used in investing activities during the Fiscal 2009 Period was the impact of the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period coupled with less capital expenditures of approximately $12.8 million during the Fiscal 2009 Period, partially offset by less proceeds from the disposition of assets of approximately $3.2 million during the Fiscal 2009 Period.

Net cash flows used in financing activities were approximately $109.5 million for the Fiscal 2009 Period compared to cash flows used in financing activities of approximately $141.5 million for the Fiscal 2008 Period. The net decrease in cash flows used in financing activities during the Fiscal 2009 Period was primarily attributable to a $55.0 million reduction of dividends paid to shareholders during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by the impact of the net cash proceeds associated with the 2008 Convertible Note Hedge and 2008 Warrant transactions during the Fiscal 2008 Period and incremental debt acquisition costs incurred during the Fiscal 2009 Period related to the issuance of the Regal Cinemas 8 5/8% Senior Notes and the Amendment to the Amended Senior Credit Facility.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the Regal Cinemas Senior Notes issued during the quarter ended October 1, 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6¼% Convertible Senior Notes.

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within twelve months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income (loss) attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

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

The costs of implementing digital projection in our theatres will be primarily funded by DCIP.  DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors.  Since the digital cinema deployment has progressed at a slower rate than expected, we have made incremental investments in digital projectors and 3D projection technology to selectively add 3D capable digital projection systems to our circuit to capture incremental 3D admissions revenues.  To that end, we plan to add additional 3D projection systems during the remainder of fiscal 2009 and expect to have 430 3D systems in operation for the upcoming holiday season with the ultimate goal of contributing these systems to DCIP once financing is secured.  Finally, we are also exploring with DCIP potential alternatives to the current DCIP financing plans.  Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be in the range of approximately $95.0 million to $110.0 million in fiscal year 2009, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2009 Period, we invested approximately $86.3 million in capital expenditures.

For a discussion of other significant financing transactions which have occurred through January 1, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2009, as amended and restated within Exhibit 99.2 to our current report on Form 8-K filed with the Commission on October 13, 2009.

On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% Convertible Senior Notes. Concurrent with the issuance of the 6¼% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying unaudited condensed consolidated balance sheets. See Note 4—“Debt Obligations” for further description of the 6¼% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6¼% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal’s 3¾% Convertible Senior Notes due May 15, 2008, in a series of privately negotiated transactions.  As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provisions of ASC Subtopic 470-20 described in Note 4—“Debt Obligations”) during the quarter ended March 27, 2008.  In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes described further in Note 4—“Debt Obligations.” Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3¾% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6¼% Convertible Senior Notes.  In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3¾% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 4—“Debt Obligations” for further discussion of this transaction.

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

As described more fully in Note 3—“Investment in National CineMedia, LLC,” on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement.  These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of October 1, 2009.

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

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act.  Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010.  The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Amended Senior Credit Facility. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility.  See Note 4—“Debt Obligations” for further discussion of this transaction.

As of October 1, 2009, we had approximately $1,268.7 million aggregate principal amount outstanding under the Term Facility, $390.5 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Regal Cinemas Senior Notes, $193.5 million aggregate principal amount outstanding (net of debt discount) under the 6 1/4% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes. As of October 1, 2009, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $92.3 million available for drawing under the Revolving Facility.

As described in Note 5 to the 2008 Audited Financial Statements, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations.  During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps and require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the three quarters ended October 1, 2009.  During the three quarters ended October 1, 2009, the three interest rate swaps effective as of January 1, 2009, matured. As a result, the Company’s four interest rate swap agreements effective as of October 1, 2009 hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 6.07%.

On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008.  During the three quarters ended October 1, 2009, the Company paid a final termination value of approximately $2.5 million (including accrued interest) associated with the interest rate swap.

Regal paid three quarterly cash dividends of $0.18 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $83.1 million in the aggregate, during the Fiscal 2009 Period.  Further, on October 29, 2009, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 17, 2009, to stockholders of record on December 9, 2009.  These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA (earnings before interest, taxes, depreciation, and amortization) was approximately $88.7 million and $133.3 million for the Q3 2009 Period and the Q3 2008 Period, respectively and approximately $366.4 million and $376.9 million for the Fiscal 2009 Period and Fiscal 2008 Period, respectively. The decrease in EBITDA during the Q3 2009 Period and Fiscal 2009 Period was primarily attributable to decreases in operating income during such periods.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this quarterly report on Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q3 2009 Period	Q3 2008 Period	Fiscal 2009 Period	Fiscal 2008 Period
EBITDA	$88.7	$133.3	$366.4	$376.9
Interest expense, net	(40.3)	(29.9)	(114.5)	(91.7)
Benefit from (provision for) income taxes	1.0	(21.3)	(40.3)	(55.1)
Deferred income taxes	2.6	(2.0)	(1.7)	(29.3)
Changes in operating assets and liabilities	(91.3)	(127.6)	(45.0)	(112.6)
Loss on debt extinguishment	7.4	—	7.4	3.0
Other items, net	15.1	18.1	47.7	35.9
Net cash provided by (used in) operating activities	$(16.8)	$(29.4)	$220.0	$127.1

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009, as amended and restated within Exhibit 99.2 to our current report on Form 8-K filed with the Commission on October 13, 2009.  Other than the $390.2 million of debt (net of debt discount) incurred in connection with the issuance of the Regal Cinemas 8 5/8% Senior Notes due in 2019 and a $381.3 million repayment under the Term Facility maturing in 2013 (described further in Note 4 —“Debt Obligations”), as of October 1, 2009, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein, as amended and restated within Exhibit 99.2 to our current report on Form 8-K filed with the Commission on October 13, 2009.  As of October 1, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 10—“Recent Accounting Pronouncements” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q, which information is incorporated by reference herein.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations as of October 1, 2009) described in Note 4—“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of October 1, 2009 and January 1, 2009, borrowings of $1,268.7 million and $1,661.8 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 5.64% (as of October 1, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of October 1, 2009, would increase or decrease interest expense by $1.8 million for the quarter ended October 1, 2009.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 1, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 1, 2009, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

4.2

Registration Rights Agreement, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as on the signature pages thereto and the initial purchasers listed therein (filed as exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

10.1

Purchase Agreement, dated July 9, 2009, among Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers listed on Schedule A thereto (filed as exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 10, 2009	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2009	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

4.2

Registration Rights Agreement, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as on the signature pages thereto and the initial purchasers listed therein (filed as exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

10.1

Purchase Agreement, dated July 9, 2009, among Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers listed on Schedule A thereto (filed as exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated by reference herein)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications