Form 10-K
period 2009-12-31
REGAL ENTERTAINMENT GROUP
filed 2010-03-01
CIK 1168696

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 2, 2009, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,687,639,058 (128,827,409 shares at a closing price per share of $13.10).

         Shares of Class A common stock outstanding—130,569,477 shares at February 24, 2010

         Shares of Class B common stock outstanding—23,708,639 shares at February 24, 2010

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2010 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2009 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

REGAL ENTERTAINMENT GROUP

PART I

        The information in this Annual Report on Form 10-K (this "Form 10-K") contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

Item 1.    BUSINESS.

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

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,768 screens in 548 theatres in 39 states and the District of Columbia as of December 31, 2009, with over 244 million annual attendees for the fiscal year ended December 31, 2009 ("fiscal 2009"). Our geographically diverse circuit includes theatres in all of the top 30 and 44 of the top 50 U.S. designated market areas. We operate multi-screen theatres and have an average of 12.4 screens per location, which is well above the North American motion picture exhibition industry 2009 average of 6.6 screens per location. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S.

        The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2009, we reported total revenues, income from operations and net income attributable to controlling interest of $2,893.9 million, $279.4 million and $95.5 million, respectively. In addition, we generated $410.8 million of cash flows from operating activities during fiscal 2009.

        We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM"). National CineMedia primarily concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). National CineMedia operates the largest digital in-theatre network in North America and utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising and entertainment programming content. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.

Business Strategy

        Our business strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, realizing selective growth opportunities through new theatre construction, expanding and upgrading our existing asset base with new technologies and capitalizing on prudent industry consolidation opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatres assets, all to provide meaningful value to our stockholders. Key elements of our strategy include:

        Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 31, 2009, we have returned approximately $2.8 billion to our stockholders in the form of cash dividends.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. In addition, we will continue to create new strategic marketing programs aimed at increasing attendance and to enhance our food and beverage offerings.

        Pursuing Premium Experience Opportunities.    We continue to embrace new technologies to enhance the movie-going experience and broaden our content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, allow us to offer our patrons premium 3D and large format movie experiences that we believe generate incremental revenue for the Company. In addition, we believe digital projections systems will allow us to broaden our offerings by permitting producers of specialty content cost-efficient access to our screens. As of December 31, 2009, we operated 42 IMAX® screens and operated 427 additional screens outfitted with digital 3D projection systems. We ultimately expect to outfit all of our screens with digital projection systems, with approximately 1,500 screens being digital 3D capable.

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

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,768 screens in 548 theatres in 39 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation opportunities.

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

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 31, 2009, approximately 80% of our screens were located in theatres featuring stadium seating and approximately 85% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 12.4 screens per location, which is well above the North American motion picture exhibition industry 2009 average of 6.6 screens per location. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations. We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres.

        Investment in National CineMedia.    National CineMedia operates the largest digital in-theatre network in North America representing approximately 16,800 U.S. and Canadian theatres screens (of which 15,400 are part of National CineMedia's digital content network) as of October 1, 2009 and reaching over 660 million movie guests annually. National CineMedia utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising and entertainment programming content. We believe our investment in National CineMedia will generate incremental value for our stockholders. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2009, we paid to our stockholders four quarterly cash dividends of $0.18 per share, on each outstanding share of our Class A and Class B common stock, or approximately $110.8 million in the aggregate. Further, on February 16, 2010, we declared a cash dividend of $0.18 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 16, 2010 to our stockholders of record on March 4, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when approved by our board of directors.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.4 billion attendees in 2009. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

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

        The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D and IMAX®, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. Given our market presence, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenue. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios. We have also experienced an increase in alternative content available to us. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. To that end, on February 12, 2007, we, along with AMC and Cinemark, formed Digital Cinema Implementation Partners, LLC ("DCIP"), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. See "Digital Cinema Implementation Partners Joint Venture" under Part I, Item I of this Form 10-K for further discussion of this joint venture arrangement.

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

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,768 screens in 548 theatres in 39 states and the District of Columbia as of December 31, 2009. We operate theatres in all of the top 30 and 44 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

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

        We believe that our theatre circuit will be further enhanced with the installation of digital projection systems. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D and IMAX®, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of December 31, 2009:

State/District	Locations	Number of Screens
California	97	1,140
New York	51	569
Florida	48	692
Washington	33	349
Virginia	32	416
North Carolina	25	290
Pennsylvania	23	287
Ohio	22	298
Oregon	22	224
Texas	18	257
South Carolina	17	228
Georgia	16	235
Maryland	13	178
Tennessee	13	175
Massachusetts	13	141
New Jersey	12	155
Nevada	11	146
Colorado	11	133
New Mexico	7	66
Mississippi	7	56
Indiana	6	82
Idaho	5	73
Connecticut	5	57
Louisiana	5	50
Alaska	5	43
Illinois	4	67
Hawaii	4	47
Alabama	3	42
New Hampshire	3	33
Maine	3	30
Minnesota	2	36
Missouri	2	36
Delaware	2	33
West Virginia	2	22
Arizona	1	10
Kentucky	1	16
Wisconsin	1	16
District of Columbia	1	14
Michigan	1	14
Arkansas	1	12

Total	548	6,768

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

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), the sole manager of National CineMedia, completed an IPO of its common stock. NCM, Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. NCM, Inc. used a portion of the net cash proceeds from the IPO to acquire newly issued common units from National CineMedia. As a result of the NCM, Inc.'s acquisition of common units in National CineMedia, the Company recognized a change in interest gain of approximately $182.7 million along with a corresponding increase in the Company's equity investment in National CineMedia.

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

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements ("ESA") with National CineMedia. In exchange for a significant portion of its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $882 for fiscal 2009). The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

        The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30-year term of the agreement following the units of revenue method. Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30-year term of the agreement and then applying that ratio to the current period's expected decrease in revenues due to entry into the new ESA.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. On April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, NCM, Inc., Regal CineMedia Holdings, LLC ("RCH"), RCI and other parties thereto (the "Common Unit Adjustment Agreement"). Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of December 31, 2009.

DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE

        On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. To date, DCIP has executed long-term deployment agreements with six motion picture studios. In accordance with these agreements, the digital projection systems deployed by DCIP will comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium.

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect that with respect to our existing theatres, DCIP will cover substantially all of the costs of installing digital projection systems, and with respect to our new-build theatres, DCIP will cover substantially all of the estimated incremental cost of digital projection systems over conventional film projectors. We expect DCIP to fund the cost of conversion through the collection of virtual print fees ("VPFs") from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors. Our ability to implement digital cinema systems in accordance with our plans will depend on the availability of equipment from third-party vendors, payment of VPFs by motion picture studios and equipment lease payments from participating exhibitors. We believe that the supply of digital cinema equipment will be sufficient for our needs. As of December 31, 2009, we operated 427 screens outfitted with digital 3D projection systems, and the Company's cumulative cash investment in DCIP totaled approximately $8.0 million.

        We expect DCIP to complete the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection during the first quarter of 2010. The anticipated financing is expected to cover the cost of conversion for approximately 70% of our circuit's screens. We ultimately expect to outfit all of our screens with digital projection systems, with approximately 1,500 screens being digital 3D capable. As of the date of this Form 10-K, we have already begun to convert our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the internet. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film's initial theatrical release has enabled major motion picture studios and some independent producers to increase the budgets for film production and advertising.

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

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For the year ended December 31, 2009, ten major film distributors accounted for approximately 95% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2009 admission revenues. One film distributor accounted for approximately 20% of fiscal 2009 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 26.8% of our total revenues from concessions sales during fiscal 2009. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the theatrical release window has been stable over the past five to six years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

        In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize newspaper, internet and radio advertising to inform our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper's circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

        We have a frequent moviegoer loyalty program, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 31, 2009, we had approximately six million active members in the Regal Crown Club®. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children's film series, cross-promotional ticket redemptions and promotions within local communities. We offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

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

        Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events of National CineMedia, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show starting times with approved advertising graphics. The sales and attendance information collected by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

SEASONALITY

        Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of results for the next fiscal quarter or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

EMPLOYEES

        As of February 10, 2010, we employed approximately 25,226 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

Item 1A.    RISK FACTORS.

        Investing in our securities involves a significant degree of risk. In addition to the other information contained in this Form 10-K, you should consider the following factors before investing in our securities.

Our substantial lease and debt obligations could impair our financial condition.

        We have substantial lease and debt obligations. For fiscal 2009, our total rent expense and net interest expense were approximately $378.8 million and $151.0 million, respectively. As of December 31, 2009, we had total debt obligations of $1,997.1 million. As of December 31, 2009, we had total contractual cash obligations of approximately $6,330.3 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.

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

        Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 31, 2009, approximately 80% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

Development of digital technology may increase our capital expenses.

        The industry is in the process of converting film-based media to electronic-based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major motion picture studios not cover the cost of the conversion as expected, we may have to use cash flow from operations, cash on hand or raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs) between various industry participants will change as the industry changes from physical media to electronic media.

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

        The film distribution business is highly concentrated, with ten major film distributors accounting for approximately 95% of our admissions revenues during fiscal 2009. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

        As of December 31, 2009, we owned approximately 25.0% of National CineMedia. In addition, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia. National CineMedia's in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that National CineMedia's in-theatre advertising format will be able to generate expected sales of advertising. Although we have representation on the board of directors of National CineMedia, we do not control this business. Should National CineMedia fail to maintain the level of profitability it hopes to achieve, its results of operations may be adversely affected and our investment in and earnings and cash flows from National CineMedia may be adversely impacted.

We depend on our senior management.

        Our success depends upon the retention of our senior management, including Michael Campbell, our Executive Chairman and Amy Miles, our Chief Executive Officer. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

The interests of our controlling stockholder may conflict with your interests.

        Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 31, 2009, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance.

        We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, such trends resulting from terrorist attacks on, or wars or threatened wars involving, the United States. During 2008, many economists determined that the U.S. economy had entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. A prolonged reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

        In late 2008 and early 2009, global financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have recently improved, that trend may not continue and the U.S. economy may continue to be weak for the foreseeable future or may further deteriorate. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the commercial real estate environment may continue to be weak. If economic conditions remain weak or deteriorate, or if financial markets experience additional significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. For example, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres, including delaying the deployment of new projection and other technologies to our theatres.

        In addition, our ability to access capital markets may be restricted at times when the implementation of our business strategy may require us to do so, which could have an impact on our flexibility to react to changing economic and business conditions. For example, our future ability to borrow on our revolving credit facility (the "Revolving Facility") or the effectiveness of our remaining and future interest rate hedging arrangements could be negatively impacted if one or more counterparties files for bankruptcy protection or otherwise fails to perform their obligations thereunder. All of these factors could adversely affect our credit ratings, the market price of our Class A common stock and our financial condition and results of operations.

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

        As of February 24, 2010, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

        Anschutz Company is able to sell their shares pursuant to the registration rights that we have granted. We cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz Company or our directors or executive officers of their shares of our common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain anti-takeover protections, which may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

        As of December 31, 2009, there are no unresolved comments from the Securities and Exchange Commission regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.    PROPERTIES.

        As of December 31, 2009, we operated 483 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 65 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 31, 2009, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.

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

Item 3.    LEGAL PROCEEDINGS.

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 31, 2009, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	56	Executive Chairman of the Board of Directors
Amy E. Miles	43	Chief Executive Officer
Gregory W. Dunn	50	President and Chief Operating Officer
Peter B. Brandow	49	Executive Vice President, General Counsel and Secretary
David H. Ownby	40	Executive Vice President, Chief Financial Officer and Treasurer

        Michael L. Campbell is our Executive Chairman of the Board and has served in this capacity since June 2009. Mr. Campbell has served as a director since March 2002 and is a member of our Executive Committee. From March 2002 to May 2005, Mr. Campbell served as our Co-Chairman of the Board and Co-Chief Executive Officer. Mr. Campbell became our Chief Executive Officer and Chairman of the Board in May 2005 and served in that capacity through June 2009. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and served as Chief Executive Officer of Regal Cinemas, Inc. through June 2009. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of NCM, Inc.

        Amy E. Miles is our Chief Executive Officer and has served in this capacity since June 2009. Prior thereto, Ms. Miles served as our Executive Vice President, Chief Financial Officer and Treasurer from March 2002 to June 2009. Additionally, Ms. Miles has served as the Chief Executive Officer of Regal Cinemas, Inc. since June 2009. Ms. Miles formerly served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. from January 2000 to June 2009. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Prior to joining the Company, Ms. Miles was a Senior Manager with Deloitte & Touche LLP from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers.

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

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as such since March 2002. Mr. Brandow has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Prior thereto, Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett LLP.

        David H. Ownby is our Executive Vice President, Chief Financial Officer and Treasurer and has served in this capacity since June 2009. Mr. Ownby served as our Senior Vice President of Finance from March 2002 to June 2009. Mr. Ownby also served as our Chief Accounting Officer from May 2006 to June 2009. Prior thereto, Mr. Ownby served as the Company's Vice President Finance and Director of Financial Projects from October 1999 to March 2002. Prior to joining the Company, Mr. Ownby served with Ernst & Young LLP from September 1992 to October 1999.

Item 4.    RESERVED.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Fiscal 2009
	High	Low
First Quarter (January 2, 2009—April 2, 2009)	$14.56	$8.83
Second Quarter (April 3, 2009—July 2, 2009)	14.83	10.58
Third Quarter (July 3, 2009—October 1, 2009)	14.33	11.41
Fourth Quarter (October 2, 2009—December 31, 2009)	14.47	11.11

	Fiscal 2008
	High	Low
First Quarter (December 28, 2007—March 27, 2008)	$20.95	$16.40
Second Quarter (March 28, 2008—June 26, 2008)	20.27	14.50
Third Quarter (June 27, 2008—September 25, 2008)	17.84	14.57
Fourth Quarter (September 26, 2008—January 1, 2009)	15.84	6.72

        On February 24, 2010, there were approximately 278 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

        Additionally, as of February 24, 2010, approximately 562,373 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.4407 to $16.1768. All such options were exercisable as of February 24, 2010. Finally, as of February 24, 2010 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 2,430,420 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 13, 2014. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, or, in the case of performance shares when the performance criteria and vesting are satisfied, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

  Dividend Policy

        During fiscal 2009, we paid to our stockholders four quarterly cash dividends of $0.18 per share, on each outstanding share of our Class A and Class B common stock, or approximately $110.8 million in the aggregate. During fiscal 2008, we paid to our stockholders four quarterly cash dividends of $0.30 per share, on each outstanding share of our Class A and Class B common stock, or approximately $184.2 million in the aggregate. On February 16, 2010, we declared a cash dividend of $0.18 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 16, 2010 to our stockholders of record on March 4, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

  Issuer Purchases of Equity Securities

        During fiscal 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. The share repurchase program expired in November 2009. Under the program, repurchases could be made from time to time as market conditions warranted, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares were retired upon repurchase. During fiscal 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no repurchases of its outstanding Class A common stock during fiscal 2007, fiscal 2008 or fiscal 2009.

Item 6.    SELECTED FINANCIAL DATA.

        We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, (i) the fiscal year ended December 29, 2005, considering the results of operations of United Artists, Regal Cinemas, Edwards, Hoyts, the results of operations of seven theatres acquired during the fiscal quarter ended July 1, 2004 and the 28 theatres acquired from Signature Theatres on September 30, 2004 (the "fiscal 2004 acquisitions") from December 31, 2004, the results of operations of seven theatres acquired from R/C Theatres on April 28, 2005 and 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 (the "fiscal 2005 acquisitions") for periods subsequent to the respective acquisition dates, (ii) the fiscal year ended December 28, 2006, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions and the fiscal 2005 acquisitions from December 30, 2005 and the results of operations of four theatres acquired from AMC on September 15, 2006 for the period subsequent to the acquisition date, (iii) the fiscal year ended December 27, 2007, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions and the results of operations of four theatres acquired from AMC on September 15, 2006 from December 29, 2006, (iv) the fiscal year ended January 1, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions, the four theatres acquired from AMC from December 28, 2007 and the results of operations of the 28 theatres acquired from Consolidated Theatres on April 30, 2008 for the period subsequent to the acquisition date and (v) the fiscal year ended December 31, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions, the four theatres acquired from AMC and the 28 theatres acquired from Consolidated Theatres from January 2, 2009. The fiscal year ended January 1, 2009 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2009, January 1, 2009, December 27, 2007, December 28, 2006 and December 29, 2005 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 31, 2009	Fiscal year ended January 1, 2009(1)	Fiscal year ended December 27, 2007		Fiscal year ended December 28, 2006	Fiscal year ended December 29, 2005
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,893.9	$2,771.9	$2,661.2		$2,598.1	$2,516.7
Income from operations	279.4	284.4	322.2		308.5	269.6
Net income attributable to controlling interest	95.5	112.2	360.4		104.3	91.8
Earnings per diluted share	0.62	0.72	2.26		0.67	0.59
Dividends per common share	$0.72	$1.20	$3.20	(2)	$1.20	$1.20

	As of or for the fiscal year ended December 31, 2009	As of or for the fiscal year ended January 1, 2009(1)	As of or for the fiscal year ended December 27, 2007	As of or for the fiscal year ended December 28, 2006	As of or for the fiscal year ended December 29, 2005
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities	$410.8	$270.9	$453.4	$304.4	$386.4
Net cash (used in) provided by investing activities	(110.5)	(338.5)	299.8	(151.7)	(243.0)
Net cash used in financing activities(2)	(142.4)	(197.4)	(480.2)	(186.8)	(191.0)
Balance sheet data at period end:
Cash and cash equivalents	$328.1	$170.2	$435.2	$162.2	$196.3
Total assets	2,637.7	2,595.8	2,634.2	2,468.8	2,532.8
Total debt obligations	1,997.1	2,004.9	1,963.7	1,987.9	1,984.5
Equity (deficit)	(246.9)	(235.9)	(117.7)	(16.6)	31.7
Operating data:
Theatre locations	548	552	527	539	555
Screens	6,768	6,801	6,388	6,403	6,463
Average screens per location	12.4	12.3	12.1	11.9	11.6
Attendance (in millions)	244.5	245.2	242.9	247.4	244.3
Average ticket price	$8.15	$7.68	$7.43	$6.98	$6.80
Average concessions per patron	$3.17	$3.09	$3.03	$2.82	$2.70

(1)
Fiscal year ended January 1, 2009 was comprised of 53 weeks.

(2)
Includes the April 13, 2007 payment of the $2.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

        We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,768 screens in 548 theatres in 39 states and the District of Columbia as of December 31, 2009. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and discount ticket programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for meetings and concerts and other events. Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of us, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. The Company's cumulative cash investment in DCIP totaled approximately $8.0 million as of December 31, 2009.

        On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. As discussed further in Note 4 to the consolidated financial statements included in Part II, Item 8 of Form 10-K, as a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during the year ended December 27, 2007. As discussed further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National

CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of December 31, 2009.

        On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying consolidated balance sheets. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal's 3 3/4% Convertible Senior Notes due May 15, 2008 (the "3 3/4% Convertible Senior Notes"), in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provisions of FASB Accounting Standards Codification ("ASC") Subtopic 470-20, Debt—Debt with Conversion and other Options related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) during the quarter ended March 27, 2008. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theatres comprising 52 screens in North Carolina. During the third quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres. On April 30, 2009, the Company completed its divestiture of the last of the four theatres. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes (the "8 5/8% Senior Notes") at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the fifth amended and restated credit agreement (the "Amended Senior Credit Facility") with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Results of Operations

        Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal's fiscal year of 2009 were estimated to have increased by approximately 6% in comparison to the fiscal year of 2008. The industry's box office results were positively impacted by ticket price increases, growth in premium-priced IMAX® and 3D films and the breadth of key films released in the fiscal year of 2009, which included strong attendance from releases such as Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, Avatar, The Twilight Saga: New Moon and Up.

        Our total revenues for the fifty-two week year ended December 31, 2009 ("Fiscal 2009 Period") were $2,893.9 million and consisted of $1,991.6 million of admissions revenues, $775.6 million of concessions revenues and $126.7 million of other operating revenues, and increased approximately 4.4% from total revenues of $2,771.9 million for the fifty-three week fiscal year ended January 1, 2009 ("Fiscal 2008 Period").

        Total admissions revenues increased $108.5 million during the Fiscal 2009 Period, or 5.8%, to $1,991.6 million, from $1,883.1 million in the Fiscal 2008 Period primarily due to a 6.1% increase in average ticket prices, partially offset by a 0.3% decrease in attendance. We believe the overall decrease in attendance during the Fiscal 2009 Period was primarily a result of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to fifty-two weeks during the Fiscal 2009 Period. The overall decrease in Fiscal 2009 Period attendance was mitigated by the full benefit (twelve months in the Fiscal 2009 Period as compared to eight months in the Fiscal 2008 Period) of the inclusion of 400 screens acquired from Consolidated Theatres during the Fiscal 2008 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX® and 3D films exhibited during the Fiscal 2009 Period were the primary drivers of the increase in our Fiscal 2009 Period average ticket prices. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was approximately 200 basis points less than the industry's results for the Fiscal 2009 Period as compared to Fiscal 2008 Period. We believe our less than industry increase in admissions revenues on a per screen basis was largely attributable to geographical differences in film product performance and to a lesser extent, the impact of incremental competitor screens.

        During the Fiscal 2009 Period, we continued to make progress with respect to the following strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2009 Period totaled approximately $110.8 million.

  •
  We opened 7 theatres with 78 screens and closed 11 underperforming theatres with 111 screens, ending the Fiscal 2009 Period with 548 theatres and 6,768 screens.

  •
  Finally, we continued to expand our use of new technologies to enhance the movie-going experience and broaden our content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, allow us to offer our patrons premium 3D and large format movie experiences that we believe generate incremental revenue for the Company. As of December 31, 2009, we operated 42 IMAX® screens and operated 427 additional screens outfitted with digital 3D projection systems. In addition, we ultimately expect to outfit all of our screens with digital projection systems, with approximately 1,500 screens being digital 3D capable. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios.

        We are optimistic regarding the breadth of the 2010 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2010 appears to be another year of high-profile releases such as Alice in Wonderland, How to Train Your Dragon, Iron Man 2, Shrek Forever After, Sex and the City 2, Toy Story 3, The Twilight Saga: Eclipse, Inception, Megamind, Harry Potter and the Deathly Hallows: Part 1, The Chronicles of Narnia: The Voyage of the Dawn Treader, Tron Legacy, The Green Hornet and Gulliver's Travels.

        We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $75.0 million to $90.0 million for fiscal 2010, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2010 year, we expect to benefit from modest increases in ticket prices and average concessions per patron and a continued increase in 3D screens and the number of films scheduled for release in premium-priced formats. In addition, we expect fiscal 2010 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2009 Period, the Fiscal 2008 Period and the year ended December 27, 2007 ("Fiscal 2007 Period") (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2009 Period		Fiscal 2008 Period		Fiscal 2007 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,991.6	68.8%	$1,883.1	67.9%	$1,804.5	67.8%
Concessions	775.6	26.8	758.0	27.3	735.0	27.6
Other operating revenue	126.7	4.4	130.8	4.8	121.7	4.6

Total revenues	2,893.9	100.00	2,771.9	100.0	2,661.2	100.0
Operating expenses:
Film rental and advertising costs(1)	1,046.5	52.5	990.4	52.6	957.5	53.1
Cost of concessions(2)	110.6	14.3	106.6	14.1	103.8	14.1
Rent expense(3)	378.8	13.1	363.3	13.1	335.9	12.6
Other operating expenses(3)	778.5	26.9	739.9	26.7	692.3	26.0
General and administrative expenses (including share-based compensation of $5.9 million, $5.7 million and $5.8 million for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period, respectively)(3)	64.2	2.2	62.1	2.2	63.1	2.4
Depreciation and amortization(3)	201.9	7.0	202.3	7.3	183.4	6.9
Net (gain) loss on disposal and impairment of operating assets(3)	34.0	1.2	22.4	0.8	(0.9)	—
Equity in earnings of joint venture including former employee compensation(3)	—	—	0.5	—	3.9	0.1

Total operating expenses(3)	2,614.5	90.3	2,487.5	89.7	2,339.0	87.9

Income from operations(3)	279.4	9.7	284.4	10.3	322.2	12.1
Interest expense, net(3)	151.0	5.2	128.4	4.6	117.2	4.4
Loss on debt extinguishment(3)	7.4	0.3	3.0	0.1	—	—
Earnings recognized from NCM(3)	(38.6)	1.3	(32.9)	1.2	(18.6)	0.7
Gain on NCM transaction(3)	—	—	—	—	(350.7)	13.2
Gain on sale of Fandango interest(3)	—	—	(3.4)	0.1	(28.6)	1.1
Provision for income taxes(3)	61.9	2.1	74.4	2.7	241.2	9.1
Net income attributable to controlling interest(3)	$95.5	3.3	$112.2	4.0	$360.4	13.5
Attendance	244.5	*	245.2	*	242.9	*
Average ticket price(4)	$8.15	*	$7.68	*	$7.43	*
Average concession per patron(5)	$3.17	*	$3.09	*	$3.03	*

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

Fiscal 2009 Period Compared to Fiscal 2008 Period

  Admissions

        Total admissions revenues increased $108.5 million during the Fiscal 2009 Period, or 5.8%, to $1,991.6 million, from $1,883.1 million in the Fiscal 2008 Period primarily due to a 6.1% increase in average ticket prices, partially offset by a 0.3% decrease in attendance. We believe the overall decrease in attendance during the Fiscal 2009 Period was primarily a result of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to fifty-two weeks during the Fiscal 2009 Period. The overall decrease in Fiscal 2009 Period attendance was mitigated by the full benefit (twelve months in the Fiscal 2009 Period as compared to eight months in the Fiscal 2008 Period) of the inclusion of 400 screens acquired from Consolidated Theatres during the Fiscal 2008 Period. Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX® and 3D films exhibited during the Fiscal 2009 Period were the primary drivers of the increase in our Fiscal 2009 Period average ticket prices. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was approximately 200 basis points less than the industry's results for the Fiscal 2009 Period as compared to Fiscal 2008 Period. We believe our less than industry increase in admissions revenues on a per screen basis was largely attributable to geographical differences in film product performance and to a lesser extent, the impact of incremental competitor screens.

  Concessions

        During the Fiscal 2009 Period, total concessions revenues increased $17.6 million, or 2.3%, to $775.6 million, from $758.0 million for the Fiscal 2008 Period. Average concessions revenues per patron during the Fiscal 2009 Period increased 2.6%, to $3.17, from $3.09 for the Fiscal 2008 Period. The increase in total concessions revenues during the Fiscal 2009 Period was attributable to an increase in average concessions revenues per patron, partially offset by a slight decrease in attendance during the period. The increase in average concessions revenues per patron for the Fiscal 2009 Period were primarily a result of price increases and also benefitted from the concession friendly mix of film product exhibited during such periods.

  Other Operating Revenue

        Other operating revenue decreased $4.1 million, or 3.1%, to $126.7 million for the Fiscal 2009 Period, from $130.8 million for the Fiscal 2008 Period. Included in other operating revenue are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The decrease in other operating revenue during the Fiscal 2009 Period was primarily driven by decreases in revenues related to our gift card and discount ticket programs and other theatre revenues, partially offset by a slight increase in marketing revenues from our vendor marketing programs.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues declined slightly to 52.5% during the Fiscal 2009 Period from 52.6% in the Fiscal 2008 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2009 Period was primarily the result of a reduction in newspaper advertising costs during such period.

  Cost of Concessions

        During the Fiscal 2009 Period, cost of concessions increased $4.0 million, or 3.8% as compared to the Fiscal 2008 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2009 Period was approximately 14.3% compared to 14.1% for the Fiscal 2008 Period. The increase in cost of concessions as a percentage of concessions revenues during the Fiscal 2009 Period was primarily related to a greater percentage of our concession sales being generated from higher cost items and a decrease in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

  Rent Expense

        Rent expense increased by $15.5 million, or 4.3% to $378.8 million in the Fiscal 2009 Period, from $363.3 million in the Fiscal 2008 Period. The increase in rent expense during the Fiscal 2009 Period was primarily due to the full impact of Consolidated Theatres during the Fiscal 2009 Period and to a lesser extent, incremental rent from 78 new screens added during the Fiscal 2009 Period and modest increases in contingent rent, partially offset by a reduction in rent associated with the closure of 111 screens during the Fiscal 2009 Period.

  Other Operating Expenses

        Other operating expenses increased $38.6 million, or 5.2%, to $778.5 million in the Fiscal 2009 Period, from $739.9 million in the Fiscal 2008 Period. The increase in other operating expenses during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was attributable to the full impact of Consolidated Theatres during the Fiscal 2009 Period, increased costs associated with higher IMAX® and 3D film revenues, increased gift card transaction fees and general inflationary increases.

  General and Administrative Expenses

        For the Fiscal 2009 Period, general and administrative expenses increased $2.1 million, or 3.4%, to $64.2 million as compared to $62.1 million in the Fiscal 2008 Period. As a percentage of total revenues, general and administrative expenses remained consistent, at 2.2%, during the Fiscal 2009 Period and the Fiscal 2008 Period. The slight increase in general and administrative expenses during the Fiscal 2009 Period was primarily attributable to increases in corporate payroll costs and legal and professional fees during such period.

  Depreciation and Amortization

        Depreciation and amortization expense decreased $0.4 million, or 0.2%, to $201.9 million for the Fiscal 2009 Period, from $202.3 million in the Fiscal 2008 Period. The decrease in depreciation and amortization expense during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily due to lower capital expenditures during the Fiscal 2009 Period and a slightly greater number of fully depreciated fixed assets during the Fiscal 2009 Period as compared to the Fiscal 2008 Period.

  Income from Operations

        During the Fiscal 2009 Period, income from operations decreased $5.0 million, or 1.8%, to $279.4 million, from $284.4 million in the Fiscal 2008 Period. The overall decrease in income from operations during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was driven by increases in various operating expense line items including, cost of concessions, rent expense, other operating expenses, general and administrative expenses and net loss on disposal and impairment of operating assets ($34.0 million and $22.4 million, respectively, for the Fiscal 2009 Period and Fiscal 2008 Period).

  Interest Expense, net

        Net interest expense totaled $151.0 million for the Fiscal 2009 Period, which represents an increase of $22.6 million, or 17.6%, from that of the Fiscal 2008 Period. The increase in net interest expense during the Fiscal 2009 Period was principally due to a higher effective interest rate on our term facility under the Amended Senior Credit Facility (the "Term Facility") as a result of a change in our interest rate swap portfolio during the Fiscal 2009 Period, incremental interest expense related to the Fiscal 2009 Period issuance of the 8 5/8% Senior Notes, the impact of a full year of interest expense on the $200.0 million 6 1/4% Convertible Senior Notes and less interest income ($1.8 million and $6.3 million, respectively, for the Fiscal 2009 Period and the Fiscal 2008 Period) during such period.

  Earnings Recognized from NCM

        The Company recorded $39.6 million and $33.1 million, respectively, in cash distributions from National CineMedia during the Fiscal 2009 Period and Fiscal 2008 Period. Approximately $6.2 million and $2.8 million, respectively, of these cash distributions received during the Fiscal 2009 Period and the Fiscal 2008 Period were recognized as a reduction in our investment in National CineMedia. In addition, during the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recorded an additional $5.2 million and $2.6 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia during such periods. As a result, during the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recognized $38.6 million and $32.9 million, respectively, of earnings from National CineMedia. Such amounts are presented as "Earnings recognized from NCM" in the consolidated financial statements. The increase in earnings recognized from NCM during the Fiscal 2009 Period was primarily attributable to incremental earnings of National CineMedia and a corresponding increase in their contractually committed cash distributions to the Company.

  Income Taxes

        The provision for income taxes of $61.9 million and $74.4 million for the Fiscal 2009 Period and the Fiscal 2008 Period, respectively, reflect effective tax rates of approximately 39.4% and 39.9%, respectively. The decrease in the effective tax rate for the Fiscal 2009 Period was primarily attributable to the lapse of statute of limitations on uncertain tax positions with state taxing authorities during the Fiscal 2009 Period. The effective tax rates for the Fiscal 2009 Period and the Fiscal 2008 Period also reflect the impact of certain non-deductible expenses.

  Net Income Attributable to Controlling Interest

        During the Fiscal 2009 Period, net income attributable to controlling interest totaled $95.5 million, which represents a decrease of $16.7 million, from net income attributable to controlling interest of $112.2 million in the Fiscal 2008 Period. The decrease in net income attributable to controlling interest for the Fiscal 2009 Period was primarily attributable to a decrease in operating income coupled with incremental interest expense and loss on debt extinguishment, partially offset by incremental earnings recognized from National CineMedia described above.

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

  Other Operating Revenues

        Total other operating revenues increased $9.1 million, or 7.5%, to $130.8 million for the Fiscal 2008 Period, from $121.7 million for the Fiscal 2007 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to unredeemed gift cards and discount tickets. Such increase was primarily attributable to increases in revenues related to unredeemed gift cards and discount tickets, National CineMedia revenues and other theatre revenues.

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

  Rent Expense

        During the Fiscal 2008 Period, rent expense increased $27.4 million, or 8.2%, to $363.3 million, from $335.9 million in the Fiscal 2007 Period. Such increase was primarily due to the inclusion of Consolidated Theatres during the Fiscal 2008 Period. On a comparable screen basis, rent expense increased $6.5 million, or 1.9% during the Fiscal 2008 Period as compared to the Fiscal 2007 Period. On a comparable screen basis, the increase in rent expense in the Fiscal 2008 Period was primarily attributable to general inflationary increases and to a lesser extent, incremental rent from the inclusion of 13 net screens added since the end of the Fiscal 2007 Period.

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

  Interest Expense, net

        During the Fiscal 2008 Period, net interest expense increased $11.2 million, or 9.6%, to $128.4 million, from $117.2 million in the Fiscal 2007 Period. The increase in net interest expense during the Fiscal 2008 Period was principally due to less interest income ($6.3 million and $19.5 million, respectively, for the Fiscal 2008 Period and Fiscal 2007 Period) from a lower average cash balance outstanding as a result of the $209.3 million acquisition of Consolidated Theatres and incremental interest expense from the issuance of the $200.0 million 6 1/4% Convertible Senior Notes, partially offset by a lower effective interest rate on our Term Facility under the Amended Senior Credit Facility during the Fiscal 2008 Period.

  Earnings Recognized from NCM

        The Company recorded $33.1 million and $18.6 million, respectively, in cash distributions from National CineMedia during the Fiscal 2008 Period and Fiscal 2007 Period. Approximately $2.8 million of these cash distributions received during the Fiscal 2008 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of "Earnings recognized from NCM" in the consolidated financial statements. In addition, during the Fiscal 2008 Period, the Company recorded an additional $2.6 million of equity earnings with respect to additional investments in National CineMedia during such period. As a result, during the Fiscal 2008 Period and the Fiscal 2007 Period, the Company recognized $32.9 million and $18.6 million, respectively, of earnings from National CineMedia.

        During the first fiscal quarter of 2007, the Company recorded a loss of $2.0 million, representing its pre-IPO share of the net loss of National CineMedia.

  Income Taxes

        The provision for income taxes of $74.4 million and $241.2 million for the Fiscal 2008 Period and the Fiscal 2007 Period, respectively, reflect effective tax rates of approximately 39.9% and 40.1%, respectively. The effective tax rates for the Fiscal 2008 Period and the Fiscal 2007 Period reflect the impact of certain non-deductible expenses.

  Net Income Attributable to Controlling Interest

        During the Fiscal 2008 Period, net income attributable to controlling interest totaled $112.2 million, which represents a decrease of $248.2 million, from net income attributable to controlling interest of $360.4 million in the Fiscal 2007 Period. The decrease in net income attributable to controlling interest for the Fiscal 2008 Period as compared to the Fiscal 2007 Period was primarily attributable to a $350.7 million gain ($209.0 million after related tax effects) resulting from transactions completed in connection with the Fiscal 2007 Period IPO of NCM, Inc., the impact of a $3.0 million loss ($1.8 million after related tax effects) on debt extinguishment recorded in the Fiscal 2008 Period in connection with the redemption of approximately $123.7 million principal amount of the 3 3/4% Convertible Senior Notes, the $28.6 million gain ($17.2 million after related tax effects) recorded in connection with the sale of the Company's equity interest in Fandango during the Fiscal 2007 Period, a decrease in operating income and incremental interest expense, partially offset by the impact of incremental earnings recognized from National CineMedia described above.

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period:

	Fiscal 2009 Period	Fiscal 2008 Period	Fiscal 2007 Period
	(in millions)
Net cash provided by operating activities	$410.8	$270.9	$453.4
Net cash (used in) provided by investing activities	(110.5)	(338.5)	299.8
Net cash used in financing activities	(142.4)	(197.4)	(480.2)

Net increase (decrease) in cash and cash equivalents	$157.9	$(265.0)	$273.0

  Fiscal 2009 Period Compared to Fiscal 2008 Period

        Net cash flows provided by operating activities increased by approximately $139.9 million to approximately $410.8 million for the Fiscal 2009 Period from approximately $270.9 million for the Fiscal 2008 Period. The increase in net cash flows generated from operating activities for the Fiscal 2009 Period was primarily attributable to an increase in working capital, primarily the timing of certain Fiscal 2009 Period vendor payments.

        Net cash flows used in investing activities totaled approximately $110.5 million for the Fiscal 2009 Period compared to cash flows used in investing activities of approximately $338.5 million for the Fiscal 2008 Period. Contributing to the decrease in cash flows used in investing activities during the Fiscal 2009 Period was the impact of the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period coupled with capital expenditures that were approximately $22.9 million lower during the Fiscal 2009 Period, partially offset by less proceeds from the disposition of assets of approximately $2.8 million during the Fiscal 2009 Period.

        Net cash flows used in financing activities were approximately $142.4 million for the Fiscal 2009 Period compared to cash flows used in financing activities of approximately $197.4 million for the Fiscal 2008 Period. The net decrease in cash flows used in financing activities during the Fiscal 2009 Period was primarily attributable to a $73.4 million reduction of dividends paid to shareholders during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by the impact of the net cash proceeds associated with the convertible note hedge arrangement with Credit Suisse (the "2008 Convertible Note Hedge") and a warrant to Credit Suisse to purchase shares of our Class A common stock (the "2008 Warrant") transactions during the Fiscal 2008 Period and incremental debt acquisition costs incurred during the Fiscal 2009 Period related to issuance of 8 5/8% Senior Notes and the First Amendment (the "Amendment") to the Amended Senior Credit Facility, as described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during the year ended December 31, 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6 1/4% Convertible Senior Notes.

        Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within 12 months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income (loss) attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

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

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect that with respect to our existing theatres, DCIP will cover substantially all of the costs of installing digital projection systems, and with respect to our new-build theatres, DCIP will cover substantially all of the estimated incremental cost of digital projection systems over conventional film projectors. We expect DCIP to fund the cost of conversion through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors. We have made incremental investments in digital projectors and 3D projection technology to selectively add 3D capable digital projection systems to our circuit to capture incremental 3D admissions revenues. To that end, as of December 31, 2009, we operated 42 IMAX® screens and operated 427 additional screens outfitted with digital 3D projection systems.

        We expect DCIP to complete the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection during the first quarter of 2010. The anticipated financing is expected to cover the cost of conversion for approximately 70% of our circuit's screens. We ultimately expect to outfit all of our screens with digital projection systems, with approximately 1,500 screens being digital 3D capable. In the event that future additional financing is unavailable to complete the conversion of the remaining screens in our circuit as expected, we may have to incur additional capital expenditures in order to complete the full conversion of our circuit. As of the date of this Form 10-K, we have already begun to convert our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

        We believe the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company. We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios.

        We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $75.0 million to $90.0 million in fiscal year 2010, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2009 Period, we invested approximately $108.8 million in capital expenditures.

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

        On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes. Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying consolidated balance sheets. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal's 3 3/4% Convertible Senior Notes due May 15, 2008, in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provisions of ASC Subtopic 470-20 described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) during the quarter ended March 27, 2008. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15,

2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing of the acquisition, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theatres comprising 52 screens in North Carolina. During the quarter ended September 25, 2008, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its divestiture of the three theatres. On April 30, 2009, the Company completed its divestiture of the last of the four theatres. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement for our increase in screens in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of December 31, 2009.

        Regal Cinemas maintains its Amended Senior Credit Facility, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and a revolving facility (the "Revolving Facility") in an aggregate principal amount of up to $100.0 million. Due to the bankruptcy filings by Lehman Brothers Holdings, Inc. ("Lehman") and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during fiscal 2008. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.

        As described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on January 20, 2009, Regal Cinemas entered into the Amendment to the Amended Senior Credit Facility. Under the Amendment, (i) the Applicable Margin, as defined in the Amendment, for revolving loans under the Revolving Facility and for term loans under the Term Facility (each of which are determined by reference to the then-applicable Consolidated Leverage Ratio) was increased by 2.0%, (ii) Regal Cinemas' ability to elect interest periods for LIBOR borrowings was limited to interest periods of 2, 3, 6 or (if available to all lenders) 12 months, with 1 month interest periods no longer being available, and (iii) Regal Cinemas may exclude a minimum of $100.0 million, but not more than $200.0 million, of Subordinated Debt, as defined in the Amendment, that is used to repay amounts outstanding under the Term Loan from certain financial covenant calculations.

        On July 15, 2009, Regal Cinemas Corporation issued $400.0 million in aggregate principal amount of 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. The 8 5/8% Senior Notes bear interest at a rate of 8 5/8% per year, payable semiannually in arrears in cash on July 15 and January 15 of each year, commencing on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds to repay a portion of the Amended Senior Credit Facility. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Credit Facility. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        As of December 31, 2009, we had approximately $1,265.4 million aggregate principal amount outstanding under the Term Facility, $390.7 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $194.6 million aggregate principal amount outstanding (net of debt discount) under the 6 1/4% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Regal Cinemas 9 3/8% Senior Subordinated Notes (the "Senior Subordinated Notes"). As of December 31, 2009, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $92.3 million available for drawing under the Revolving Facility.

        Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $110.8 million in the aggregate, during the Fiscal 2009 Period. Further, on February 16, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 16, 2010, to stockholders of record on March 4, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA

        Earnings before interest, taxes, depreciation, and amortization ("EBITDA") were approximately $510.3 million, $517.3 million and $902.2 million for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period, respectively. The net decrease in EBITDA in the Fiscal 2009 Period from the Fiscal 2008 Period was primarily attributable to a decrease in operating income during the Fiscal 2009 Period. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets' analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2009 Period	Fiscal 2008 Period	Fiscal 2007 Period
EBITDA	$510.3	$517.3	$902.2
Interest expense, net	(151.0)	(128.4)	(117.2)
Provision for income taxes	(61.9)	(74.4)	(241.2)
Deferred income taxes	(1.1)	(20.2)	(6.1)
Gain on sale of Fandango interest	—	(3.4)	(28.6)
Changes in operating assets and liabilities	44.1	(73.7)	265.4
Loss on debt extinguishment	7.4	3.0	—
Gain on NCM transaction	—	—	(350.7)
Other items, net	63.0	50.7	29.6

Net cash provided by operating activities	$410.8	$270.9	$453.4

Contractual Cash Obligations and Commitments

        The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 31, 2009, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,917.3	$9.9	$277.8	$1,229.4	$400.2
Future interest on debt obligations(2)	593.5	120.6	200.4	100.1	172.4
Capital lease obligations, including interest(3)	24.0	3.5	7.0	6.9	6.6
Lease financing arrangements, including interest(3)	127.1	13.8	27.6	27.7	58.0
Purchase commitments(4)	48.9	19.6	29.3	—	—
Operating leases(5)	3,612.6	359.6	694.6	656.7	1,901.7
FIN 48 liabilities(6)	2.4	2.4	—	—	—
Other long term liabilities	4.5	3.3	0.7	0.5	—

Total	$6,330.3	$532.7	$1,237.4	$2,021.3	$2,538.9

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$95.0	$—	$95.0	$—	$—

(1)
These amounts are included on our consolidated balance sheet as of December 31, 2009. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $265.4 million of variable interest rate borrowings under the Term Facility, $400.0 million outstanding under the 8 5/8% Senior Notes, $200.0 million outstanding under the 6 1/4% Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $0.3 million of other debt obligations) are based on the stated fixed rate or in the case of the $265.4 million of variable interest rate borrowings under the Term Facility, the current interest rate as of December 31, 2009 (3.75%). Future interest payments on the Company's hedged indebtedness as of December 31, 2009 (the remaining $1,000.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 31, 2009 (3.50%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 31, 2009. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.21%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures to which we were committed as of December 31, 2009, including improvements associated with existing theatres, the construction of new theatres and the estimated cost of ADA related betterments.

(5)
We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(6)
These amounts are included on our consolidated balance sheet as of December 31, 2009 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $24.0 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)
In addition, as of December 31, 2009, Regal Cinemas had approximately $92.3 million available for drawing under the $95.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of the date of this Form 10-K.

Category	Moody's	Standard and Poor's
Regal Cinemas 8 5/8% Senior Notes	—	B-
Regal Cinemas Amended Senior Credit Facility	Ba3	B+

Debt Obligations

        On October 27, 2006, Regal Cinemas entered into its Amended Senior Credit Facility which consisted of the Term Facility in an aggregate principal amount of $1,700.0 million and a Revolving Facility in an aggregate principal amount of up to $100.0 million. Due to the late 2008 bankruptcy filings by Lehman and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during fiscal 2008. For a detailed summary of the material terms of our Amended Senior Credit Facility, please refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Please refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of the fiscal 2009 amendment to our Amended Senior Credit Facility and other financing transactions effected during the year ended December 31, 2009, including the issuance of the $400.0 million 8 5/8% Senior Notes. For information regarding our other material debt instruments, including our 6 1/4% Convertible Senior Notes, Regal Cinemas' Senior Subordinated Notes and the 8 5/8% Senior Notes, please see the information under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Interest Rate Swaps

        As described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations. During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009. During the year ended December 31, 2009, the three interest rate swaps effective as of January 1, 2009 matured. As a result, the Company's four interest rate swap agreements effective as of December 31, 2009 hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82%.

        On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting. For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between the Company and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the quarter ended October 1, 2009, the Company released the final portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. In addition, during the year ended December 31, 2009, the Company paid a final termination value of approximately $2.5 million (including accrued interest) associated with the interest rate swap.

        Under the terms of the Company's effective interest rate swap agreements as of December 31, 2009, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month

LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

        As of December 31, 2009, the aggregate fair value of the Company's four interest rate swaps was determined to be approximately $(16.8) million, which was recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of $(10.3) million, net of tax, recorded to "Accumulated Other Comprehensive Loss, Net." As of January 1, 2009, the aggregate fair value of effective interest rate swaps was determined to be approximately $(14.2) million, which was recorded as a component of "Accrued Expenses" with a corresponding amount of $(8.7) million, net of tax, recorded to "Accumulated Other Comprehensive Loss, Net." These interest rate swaps exhibited no ineffectiveness during the years ended December 31, 2009, January 1, 2009 and December 27, 2007 and accordingly, the net losses on the swaps of $1.6 million, $8.7 million and $15.2 million, respectively, were reported as a component of other comprehensive loss for the years ended December 31, 2009, January 1, 2009 and December 27, 2007. The fair value of the Company's interest rate swaps is based on level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

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

  •
  ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2009, fiscal 2008 and fiscal 2007, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office performance, which is determined by a film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than forty years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and 35mm projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

    The majority of our properties have been appraised. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

    For the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 31, 2009, consolidated depreciation and amortization expense was $201.9 million, representing 7.0% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $13.0 million or 6.5%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $15.0 million or 7.4%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. A decrease in the valuation allowance generally results in a decrease to the provision for income taxes recorded in such period.

    Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the tax authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

    For fiscal 2009, our provision for income taxes was $61.9 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 39.4% to 40.4% would have increased the current year income tax provision by approximately $1.6 million.

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

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 31, 2009. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 31, 2009	Oct. 1, 2009	July 2, 2009	April 2, 2009	Jan. 1, 2009(1)	Sept. 25, 2008	June 26, 2008	March 27, 2008
	In millions (except per share data)
Total revenues	$765.6	$673.5	$789.2	$665.6	$711.7	$757.6	$675.8	$626.8
Income from operations	82.2	38.4	96.3	62.5	71.4	75.7	64.7	72.6
Net income (loss) attributable to controlling interest	35.5	(1.8)	40.5	21.3	29.4	31.0	24.3	27.5
Diluted earnings (loss) per share	0.23	(0.01)	0.26	0.14	0.19	0.20	0.16	0.17
Dividends per common share	$0.18	$0.18	$0.18	$0.18	$0.30	$0.30	$0.30	$0.30

(1)
The fiscal quarter ended January 1, 2009 was comprised of 14 weeks.

Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Off-Balance Sheet Arrangements

        Other than the operating leases detailed above in this Form 10-K, under the heading "Contractual Cash Obligations and Commitments," the Company has no other off-balance sheet arrangements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Under the terms of the Company's effective interest rate swap agreements (which hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations as of December 31, 2009) described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

        As of December 31, 2009 and January 1, 2009, borrowings of $1,265.4 million and $1,661.8 million, respectively, were outstanding under the Term Facility and the prior term facility, respectively, at an effective interest rate of 5.38% (as of December 31, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of December 31, 2009, would increase or decrease interest expense by $6.8 million for the year ended December 31, 2009.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

        Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 31, 2009.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)	/s/ DAVID H. OWNBY David H. Ownby Executive Vice President and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group as of December 31, 2009 and January 1, 2009, and the related consolidated statements of income, deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Regal Entertainment Group's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group as of December 31, 2009 and January 1, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests as of January 2, 2009 (note 2), convertible debt instruments as of January 2, 2009 (notes 2 and 5) and uncertain tax positions as of December 29, 2006 (note 7).

/s/ KPMG LLP

Nashville, Tennessee
March 1, 2010

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$328.1	$170.2
Trade and other receivables	69.0	73.2
Inventories	12.3	8.3
Prepaid expenses and other current assets	8.6	6.1
Assets held for sale	0.6	0.9
Deferred income tax asset	10.3	14.8

TOTAL CURRENT ASSETS	428.9	273.5
PROPERTY AND EQUIPMENT:
Land	118.6	118.6
Buildings and leasehold improvements	1,921.4	1,911.5
Equipment	1,016.3	974.5
Construction in progress	8.8	14.1

Total property and equipment	3,065.1	3,018.7
Accumulated depreciation and amortization	(1,246.4)	(1,082.2)

TOTAL PROPERTY AND EQUIPMENT, NET	1,818.7	1,936.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	11.7	15.5
DEFERRED INCOME TAX ASSET	78.1	78.2
OTHER NON-CURRENT ASSETS	121.5	113.3

TOTAL ASSETS	$2,637.7	$2,595.8

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$17.1	$23.4
Accounts payable	198.5	162.0
Accrued expenses	65.2	77.8
Deferred revenue	93.9	95.6
Interest payable	21.8	7.4

TOTAL CURRENT LIABILITIES	396.5	366.2
LONG-TERM DEBT, LESS CURRENT PORTION	1,892.6	1,887.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	72.0	77.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	15.4	17.3
NON-CURRENT DEFERRED REVENUE	341.2	339.9
OTHER NON-CURRENT LIABILITIES	166.9	144.1

TOTAL LIABILITIES	2,884.6	2,831.7
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,292,790 and 129,801,284 shares issued and outstanding at December 31, 2009 and January 1, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 31, 2009 and January 1, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(282.9)	(265.8)
Retained earnings	47.0	40.1
Accumulated other comprehensive loss, net	(10.3)	(9.9)

TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(246.1)	(235.5)
Noncontrolling interest	(0.8)	(0.4)

TOTAL DEFICIT	(246.9)	(235.9)

TOTAL LIABILITIES AND DEFICIT	$2,637.7	$2,595.8

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
REVENUES:
Admissions	$1,991.6	$1,883.1	$1,804.5
Concessions	775.6	758.0	735.0
Other operating revenue	126.7	130.8	121.7

TOTAL REVENUES	2,893.9	2,771.9	2,661.2
OPERATING EXPENSES:
Film rental and advertising costs	1,046.5	990.4	957.5
Cost of concessions	110.6	106.6	103.8
Rent expense	378.8	363.3	335.9
Other operating expenses	778.5	739.9	692.3
General and administrative expenses (including share-based compensation of $5.9, $5.7 and $5.8 for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively)	64.2	62.1	63.1
Depreciation and amortization	201.9	202.3	183.4
Net loss (gain) on disposal and impairment of operating assets	34.0	22.4	(0.9)
Joint venture employee compensation	—	0.5	3.9

TOTAL OPERATING EXPENSES	2,614.5	2,487.5	2,339.0

INCOME FROM OPERATIONS	279.4	284.4	322.2
OTHER EXPENSE (INCOME):
Interest expense, net	151.0	128.4	117.2
Loss on extinguishment of debt	7.4	3.0	—
Earnings recognized from NCM	(38.6)	(32.9)	(18.6)
Gain on NCM transaction	—	—	(350.7)
Gain on sale of Fandango interest	—	(3.4)	(28.6)
Other, net	2.4	2.9	1.4

TOTAL OTHER EXPENSE (INCOME), NET	122.2	98.0	(279.3)

INCOME BEFORE INCOME TAXES	157.2	186.4	601.5
PROVISION FOR INCOME TAXES	61.9	74.4	241.2

NET INCOME	95.3	112.0	360.3
NONCONTROLLING INTEREST, NET OF TAX	0.2	0.2	0.1

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$95.5	$112.2	$360.4

EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.62	$0.73	$2.37
Diluted	$0.62	$0.72	$2.26
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,062	152,849	151,876
Diluted	154,092	155,175	159,474
Dividends declared per common share	$0.72	$1.20	$3.20

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital (Deficit)		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group
						Retained Earnings			Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 28, 2006	126.4	$0.1	24.0	—	$(68.8)	$36.6	$13.6	$(18.5)	$1.9	$(16.6)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
Net income attributable to controlling interest	—	—	—	—	—	360.4	—	360.4	—	360.4

Total comprehensive income	—	—	—	—	—	—	—	—	—	345.2
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Conversion of Class B shares into Class A shares	0.2	—	(0.2)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5.6	—	—	5.6	—	5.6
Exercise of stock options	2.7	—	—	—	15.6	—	—	15.6	—	15.6
Tax benefit from exercise of stock options and other	—	—	—	—	15.3	—	—	15.3	—	15.3
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $2.00 per share	—	—		—	(83.9)	(218.1)	—	(302.0)	—	(302.0)
Adoption of ASC Subtopic 740-10	—	—	—	—	—	3.7	—	3.7	—	3.7
Cash dividends declared, $1.20 per share	—	—	—	—	(41.4)	(141.7)	—	(183.1)	—	(183.1)

Balances, December 27, 2007	129.5	0.1	23.8	—	(157.6)	40.9	(1.6)	(118.2)	0.5	(117.7)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(8.3)	(8.3)	—	(8.3)
Net income attributable to controlling interest	—	—	—	—	—	112.2	—	112.2	—	112.2

Total comprehensive income	—	—	—	—	—	—	—	—	—	103.9
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Share-based compensation expense	—	—	—	—	5.5	—	—	5.5	—	5.5
Exercise of stock options	0.1	—	—	—	0.5	—	—	0.5	—	0.5
Tax benefit from exercise of stock options and other	—	—	—	—	0.5	—	—	0.5	—	0.5
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—	—
ASC Subtopic 470-20 adjustments to additional paid-in capital	—	—	—	—	(35.0)	—	—	(35.0)	—	(35.0)
Impact attributable to 3 3/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	(6.6)	—	—	(6.6)	—	(6.6)
Tax impact attributable to 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	4.7	—	—	4.7	—	4.7
Net payment on 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	(6.6)	—	—	(6.6)	—	(6.6)
Cash dividends declared, $1.20 per share	—	—	—	—	(71.2)	(113.0)	—	(184.2)	—	(184.2)

Balances, January 1, 2009	129.8	0.1	23.8	—	(265.8)	40.1	(9.9)	(235.5)	(0.4)	(235.9)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Net income attributable to controlling interest	—	—	—	—	—	95.5	—	95.5	—	95.5

Total comprehensive income	—	—	—	—	—	—	—	—	—	95.1
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation expense	—	—	—	—	5.9	—	—	5.9	—	5.9
Exercise of stock options	0.1	—	—	—	0.1	—	—	0.1	—	0.1
Tax benefits from exercise of stock options, vesting of restricted stock and other	—	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Issuance of restricted stock	0.4	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.72 per share	—	—	—	—	(22.2)	(88.6)	—	(110.8)	—	(110.8)

Balances, December 31, 2009	130.3	$0.1	23.8	$—	$(282.9)	$47.0	$(10.3)	$(246.1)	$(0.8)	$(246.9)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95.3	$112.0	$360.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201.9	202.3	183.4
Amortization of debt discount	4.6	4.2	4.6
Amortization of debt acquisition costs	8.9	7.0	6.1
Share-based compensation expense	5.9	5.7	5.8
Change in fair value of interest rate swap	—	(0.5)	—
Deferred income tax benefit	(1.1)	(20.2)	(6.1)
Net loss (gain) on disposal and impairment of operating assets	34.0	22.4	(0.9)
Equity in earnings of non-consolidated entities and other	(2.3)	1.1	5.3
Excess cash distribution on NCM shares	6.2	2.8	—
Gain on sale of Fandango interest	—	(3.4)	(28.6)
Gain on NCM transaction	—	—	(350.7)
Loss on extinguishment of debt	7.4	3.0	—
Non-cash rent expense	5.9	8.2	8.8
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	4.2	(22.0)	9.2
Inventories	(4.0)	0.4	—
Prepaid expenses and other assets	0.4	10.7	0.8
Accounts payable	36.5	(23.5)	15.0
Income taxes payable	6.1	21.5	(44.4)
Deferred revenue	(7.3)	(27.2)	294.3
Accrued expenses and other liabilities	8.2	(33.6)	(9.5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	410.8	270.9	453.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108.8)	(131.7)	(114.4)
Proceeds from disposition of assets	0.8	3.6	40.6
Investment in DCIP	(2.5)	(4.0)	(1.5)
Cash used for acquisitions, net of cash acquired	—	(209.3)	—
Proceeds from sale of Fandango interest	—	3.4	28.6
Distributions (to) from partnership	—	(0.5)	0.3
Proceeds from redemption of preferred units of NCM	—	—	315.1
Proceeds from sale of NCM common units to NCM, Inc.	—	—	32.2
Purchase of partnership interests, net of cash acquired	—	—	(1.1)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(110.5)	(338.5)	299.8

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(110.8)	(184.2)	(485.1)
Proceeds from stock option exercises	0.1	0.5	15.6
Net proceeds from issuance of Regal Cinemas 8 5/8 Senior Notes	390.2	—	—
Net payments on long term obligations	(402.7)	(27.0)	(22.5)
Cash used to purchase treasury shares and other	(0.4)	—	(0.4)
Payment of debt acquisition costs and other	(18.8)	(5.1)	(2.3)
Excess tax benefits from share-based payment arrangements	—	0.2	14.6
Proceeds from issuance of 6 1/4% Convertible Senior Notes	—	200.0	—
Net cash paid for 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	(6.6)	—
Cash used to redeem 3 3/4% Convertible Senior Notes	—	(194.1)	(0.1)
Net proceeds from 3 3/4% Convertible Senior Notes hedge and warrant	—	18.9	—

NET CASH USED IN FINANCING ACTIVITIES	(142.4)	(197.4)	(480.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157.9	(265.0)	273.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	170.2	435.2	162.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$328.1	$170.2	$435.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$39.8	$93.8	$271.2

Cash paid for interest	$124.6	$145.0	$127.7

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$7.0	$73.4	$—

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, January 1, 2009 and December 27, 2007

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, Hoyts and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        Regal operates the largest theatre circuit in the United States, consisting of 6,768 screens in 548 theatres in 39 states and the District of Columbia as of December 31, 2009. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

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

        On February 12, 2007, we, along with AMC and Cinemark, formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. The Company's cumulative cash investment in DCIP totaled approximately $8.0 million as of December 31, 2009. Such investment is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. We account for our investment in DCIP following the equity method of accounting. For the years ended December 31,

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

1. THE COMPANY AND BASIS OF PRESENTATION (Continued)

2009, January 1, 2009 and December 27, 2007, the Company recorded losses of $2.9 million, $3.2 million and $1.2 million, respectively, representing its share of the net loss of DCIP. Such amounts are presented as a component of "Other, net."

        On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% Convertible Senior Notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes"). Concurrent with the issuance of the 6 1/4% Convertible Senior Notes, we entered into simultaneous convertible note hedge and warrant transactions with respect to our Class A common stock in order to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes into shares of our Class A common stock. The net cost of the convertible note hedge and warrant transactions was approximately $6.6 million and is included as a component of equity in the accompanying consolidated balance sheets. See Note 5—"Debt Obligations" for further description of the 6 1/4% Convertible Senior Notes and the related convertible note hedge and warrant transactions. The Company used cash on hand and a portion of the net proceeds from the issuance of the 6 1/4% Convertible Senior Notes to redeem approximately $90.0 million principal amount of Regal's 3 3/4% Convertible Senior Notes due May 15, 2008 (the "3 3/4% Convertible Senior Notes"), in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provisions of FASB Accounting Standards Codification ("ASC") Subtopic 470-20, Debt—Debt with Conversion and other Options related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), described below and in Note 5—"Debt Obligations") during the year ended January 1, 2009. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse International ("Credit Suisse") attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes described further in Note 5—"Debt Obligations." Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital. See Note 5—"Debt Obligations" for further discussion of this transaction.

        On April 30, 2008, the Company acquired Consolidated Theatres Holdings, G.P. ("Consolidated Theatres"), which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date. In conjunction with the closing, we entered into a final judgment with the Antitrust Division of the United States Department of Justice ("DOJ"), which required us to hold separate and divest ourselves of four theatres comprising 52 screens in North Carolina. During the year ended January 1, 2009, the Company entered into an agreement to sell three of the four theatres and recorded impairment charges of approximately $7.9 million related to these theatres. On October 23, 2008, the Company completed its

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

1. THE COMPANY AND BASIS OF PRESENTATION (Continued)

divestiture of the three theatres. On April 30, 2009, the Company completed its divestiture of the last of the four theatres. See Note 3—"Acquisition" for further discussion of this transaction.

        As described more fully in Note 5—"Debt Obligations," effective January 2, 2009, the Company retrospectively adopted certain provisions of ASC Subtopic 470-20. Our 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes described in Note 5 are within the scope of ASC Subtopic 470-20; therefore, we retrospectively recorded the debt portions of the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes at their fair values as of the respective dates of issuance and amortize the related debt discount into interest expense over the life of each debt instrument during the periods in which the debt instruments are outstanding. A cumulative effect of a change in accounting principle in the amount of $(9.1) million was recorded as of the beginnings of fiscal 2006 (December 30, 2005) with a corresponding reduction to retained earnings. The accompanying consolidated balance sheet as of January 1, 2009 and the consolidated statements of income for the years ended January 1, 2009 and December 27, 2007 presented herein have been retrospectively adjusted to give effect to the application of ASC Subtopic 470-20. Please refer to Note 5—"Debt Obligations" for further discussion of the application of ASC Subtopic 470-20.

        As described more fully in Note 4—"Investment in National CineMedia, LLC," on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. Further, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of December 31, 2009.

        On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of 85/8% Senior Notes due 2019 (the "8 5/8% Senior Notes") at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds from the offering, after deducting the initial purchase discount and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds to repay a portion of the Amended Senior Credit Facility (as defined herein). As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility. See Note 5—"Debt Obligations" for further discussion of this transaction.

        During the year ended December 31, 2009, Regal paid four quarterly cash dividends of $0.18 on each outstanding share of the Company's Class A and Class B common stock, or approximately $110.8 million in the aggregate.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. Proceeds received from advance ticket sales and gift cards are recorded as deferred revenue. The Company recognizes revenue associated with gift cards and advanced ticket sales at such time as the items are redeemed, or when redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

        The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 31, 2009 and January 1, 2009, the Company capitalized approximately $11.9 million and $26.6 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

        The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

        As of December 31, 2009 and January 1, 2009, included in property and equipment is $105.2 million of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $48.2 million and $42.5 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including intangible assets and investments in non-consolidated entities described below, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures). This analysis resulted in the recording of impairment charges of $15.3 million, $22.4 million and $6.8 million for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

        The Company accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. ASC Subtopic 840-10, Leases—Overview requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because our leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of our leases, in our view, to consider that our lease renewal options are reasonably assured of being exercised and therefore, we generally consider the initial base term as the lease term under ASC Subtopic 840-10.

        The Company records rent expense for its operating leases with contractual rent increases in accordance with ASC Subtopic 840-20, Leases—Operating Leases on a straight-line basis from the "lease commencement date" as specified in the lease agreement until the end of the base lease term.

        For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of ASC Subtopic 840-40, Leases—Sale-Leaseback Transactions. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with ASC Subtopic 840-40, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under ASC Subtopic 840-40, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project's construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

        In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, these rental costs have not been significant to our consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Sale and Leaseback Transactions

        The Company accounts for the sale and leaseback of real estate assets in accordance with ASC Subtopic 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

  Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and January 1, 2009 are as follows (in millions):

	Year ended December 31, 2009	Year ended January 1, 2009
Balance at beginning of year	$178.8	$181.7
Adjustments related to certain pre-acquisition deferred tax assets	—	(0.1)
Other	—	(2.8)

Balance at end of year	$178.8	$178.8

        Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessments for the years ended December 31, 2009 and January 1, 2009 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Intangible Assets

        Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres described in See Note 3—"Acquisition," the Company acquired certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011. During the years ended December 31, 2009 and January 1, 2009, the Company recognized $3.8 million and $2.6 million of amortization, respectively, related to these intangible assets. The Company did not record an impairment of any intangible assets during the year ended

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2009. Estimated amortization expense for the next five fiscal years for such intangible assets as of December 31, 2009 is projected below:

Projected amortization expense (in millions)
2010	$3.7
2011	0.9
2012	0.7
2013	0.7
2014	0.7

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 31, 2009 and January 1, 2009 were $64.6 million and $52.0 million, respectively, net of accumulated amortization of $31.7 million and $21.6 million, respectively.

  Investments

        The Company accounts for its investments in non-consolidated entities using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities accounted for following the equity method of accounting in its consolidated statements of income. As of December 31, 2009, the Company holds a 25.0% interest in National CineMedia (see Note 4—"Investment in National CineMedia, LLC), a one-third interest in DCIP and a 50% interest in a non-consolidated theatre. The carrying value of the Company's investment in these entities as of December 31, 2009 was approximately $83.2 million.

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

        There was no impairment of the Company's investments as of December 31, 2009.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—"Income Taxes," effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company's process for determining the provision for income taxes.

  Interest Rate Swaps

        Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations. Certain interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. The fair value of the Company's interest rate swaps is based on level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Deferred Revenue

        Deferred revenue relates primarily to vendor marketing programs, gift cards and advance ticket sales, the amount we received related to the sale of our equity interest in Fandango (see Note 1—"The Company and Basis of Presentation") and the amount we received for agreeing to the existing exhibitor service agreement ("ESA") modification described in Note 4—"Investment in National CineMedia, LLC." Deferred revenue related to vendor marketing programs, gift cards and advance ticket sales are recognized as revenue as described above in this Note 2 under "Revenue Recognition." As described in this Note 2 under "Investments," deferred revenue related to the sale of our equity interest in Fandango will be amortized to revenue on a straight-line basis over the six-year term of the agreement. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investment in National CineMedia, LLC," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of NCM pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 31, 2009 and January 1, 2009, approximately $339.4 million and $337.2 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

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

  Loyalty Program

        Members of the Regal Crown Club® earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. Because we believe that the value of the awards granted to our Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, the costs of these awards have not been significant to our consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-Based Compensation

        As described in Note 9—"Capital Stock And Share-Based Compensation," effective December 30, 2005, we adopted ASC Subtopic 718-10, Compensation—Stock Compensation—Overall utilizing the modified prospective approach. Under ASC Subtopic 718-10, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Prior to the adoption of ASC Subtopic 718-10, we accounted for stock option grants in accordance using the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

        In connection with the adoption of ASC Subtopic 718-10, the Company also elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of ASC Subtopic 718-10.

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

  Segments

        As of December 31, 2009, January 1, 2009 and December 27, 2007, the Company managed its business under one reportable segment: theatre exhibition operations.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the actual amounts recorded. The results of the acquired businesses are included in the Company's results from operations beginning from the day of acquisition.

  Comprehensive Income

        Total comprehensive income for the years ended December 31, 2009, January 1, 2009 and December 27, 2007 was $95.1 million, $103.9 million and $345.2 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain (loss) on the Company's interest rate swap arrangements during each of the years ended December 31, 2009, January 1, 2009 and December 27, 2007. The Company's interest rate swap arrangements are further described in Note 5—"Debt Obligations."

  Reclassifications

        Certain reclassifications have been made to the 2007 and 2008 consolidated financial statements to conform to the 2009 presentation.

  Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 7—"Income Taxes" for further discussion). The adoption of SFAS No. 141(R) did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 160 was adopted by the Company on January 2, 2009. The adoption had the effect of reclassifying amounts previously classified under "minority interest" (approximately $(0.4) million as of January 1, 2009 and $0.5 million as of December 27, 2007 to a component of equity under "noncontrolling interest" in the accompanying consolidated balance sheets and consolidated statements of deficit and comprehensive income (loss). Amounts previously classified under "minority interest in earnings of consolidated subsidiaries" are now classified as "noncontrolling interest" and presented net of tax below "net income" to arrive at "net income attributable to controlling interest" in the accompanying consolidated statements of income.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. The Company adopted SFAS No. 161 during the year ended December 31, 2009. The adoption of SFAS No. 161 had no impact on the Company's consolidated financial position, cash flows or results of operations.

        In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. Effective July 2, 2009, the Company adopted SFAS No. 165 and has included certain disclosures in Note 14—"Subsequent Events."

        During June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which is to be adopted as of the beginning of its first annual reporting period that begins after November 15, 2009, and interim and annual reporting periods thereafter. SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46(R)") to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

  a.
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  b.
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. SFAS No. 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The Company is evaluating the adoption of SFAS No. 167 and its impact on the Company's consolidated financial position, cash flows and results of operations.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the provisions of this guidance as of October 1, 2009. The adoption did not have an impact on the Company's consolidated financial position, cash flows or results of operations.

3. ACQUISITION

  Acquisition of Consolidated Theatres

        On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. In conjunction with the closing, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theatres comprising 52 screens in North Carolina. Three of the four theatres subject to the judgment were existing Regal properties and the fourth theatre was acquired from Consolidated Theatres. Because the fourth theatre had minimal and declining cash flows at the acquisition date, none of the purchase price was allocated to the long-lived assets associated with this theatre. Our impairment review during the quarter ended June 26, 2008 did not result in any impairment charges related to these four theatres on a standalone basis. However, during the quarter ended September 25, 2008, the Company made the decision to sell three of these four theatres (two of the Regal theatres and the Consolidated theatre) together in order to partially satisfy our divestiture requirement. As a result of agreeing to sell the theatres as a package, we were required to evaluate the theatres for impairment as a disposal group (as opposed to the stand alone evaluation during the quarter ended June 26, 2008) and accordingly, we recorded an impairment charge of $7.9 million during the quarter ended September 25, 2008. On October 23, 2008, the Company completed its

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

3. ACQUISITION (Continued)

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

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC

        In March 2005, Regal and AMC announced the combination of the operations of RCM and AMC's subsidiary, NCN, into a new joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark. The Company did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's continued involvement in the operations of National CineMedia. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

        On February 13, 2007, NCM, Inc., the sole manager of National CineMedia, completed an IPO of its common stock. NCM, Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. NCM, Inc. used a portion of the net cash proceeds from the IPO to acquire newly issued common units from National CineMedia. As a result of the NCM, Inc.'s acquisition of common units in National CineMedia, the Company recognized a change in interest gain of approximately $182.7 million along with a corresponding increase in the Company's equity investment in National CineMedia.

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements ("ESA") with National CineMedia. In exchange for a significant portion of its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $882 for fiscal 2009). The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

        The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and will be amortized to advertising revenue over the 30 year term of the ESA following the units of revenue method. Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period's expected decrease in revenues due to entry into the new ESA.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

$32.2 million and recognized a gain on the sale of such units of approximately $19.3 million. Upon completion of this sale of common units, Regal held approximately 21.2 million common units of National CineMedia. Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. common stock.

        Upon the closing of the IPO, National CineMedia entered into a $725.0 million term loan facility, the net cash proceeds of which were used to redeem preferred units issued to each of Regal, AMC and Cinemark on a pro rata basis pursuant to a recapitalization of National CineMedia prior to completion of the IPO. We received approximately $315.1 million as a result of the preferred unit redemption. The Company recognized such cash distributions from National CineMedia by (1) reducing its equity investment in National CineMedia from approximately $166.4 million to zero and (2) recording distributions in excess of the investment balance in National CineMedia of approximately $148.7 million as a gain. Because the investment (and net advances) in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, during future periods, the Company will not recognize its share of any undistributed equity in the earnings of National CineMedia from the Company's initial investment in National CineMedia until National CineMedia's future net earnings equal or exceed the amount of the above described excess distribution. Until such time, equity earnings related to the Company's initial investment in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia.

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

        Also in connection with the IPO, the joint venture partners entered into a Common Unit Adjustment Agreement with National CineMedia. The Common Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the joint venture partners. Historically, each of the joint venture partners has increased the number of screens it operates through acquisitions and newly built theatres. Since these incremental screens and increased attendance in turn provide for additional advertising revenues to National CineMedia, National CineMedia agreed to compensate the joint venture partners by issuing additional common membership units to the joint venture partners in consideration for their increased attendance and overall contribution to the joint venture. The Common Unit Adjustment Agreement also provides protection to National CineMedia in that the joint venture partners may be required to transfer or surrender common units to National CineMedia based on certain limited events, including declines in attendance and the number of screens operated. As a result, each joint venture partner's equity ownership interests are proportionately adjusted to reflect the risks and rewards relative to their contributions to the joint venture.

        The Common Unit Adjustment Agreement provides that transfers of common units are solely between the joint venture partners and National CineMedia. There are no transfers of units among the joint venture partners. In addition, there are no circumstances under which common units would be

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

        We account for our investment in National CineMedia following the equity method of accounting. The changes in the carrying amount of our investment in National CineMedia for the years ended December 31, 2009, January 1, 2009 and December 27, 2007 are as follows (in millions):

Balance as of December 28, 2006	$(1.5)
Equity in loss of National CineMedia (December 29, 2006 through February 12, 2007)	(2.0)
Gain on change in interest	182.7
Net book value of units sold in over-allotment	(12.8)
Redemption of preferred units	(166.4)
Earnings recognized from National CineMedia(1)	18.6
Distributions from National CineMedia(1)	(18.6)

Balance as of December 27, 2007	—

Receipt of additional common units(2)	73.3
Equity in earnings attributable to additional common units(3)	2.6
Earnings recognized from National CineMedia(1)	30.3
Distributions received from National CineMedia(1)	(33.1)

Balance as of January 1, 2009	73.1
Receipt of additional common units(2)	7.0
Equity in earnings attributable to additional common units(3)	5.2
Earnings recognized from National CineMedia(1)	33.4
Distributions received from National CineMedia(1)	(39.6)

Balance as of December 31, 2009	$79.1

(1)
During the years ended December 31, 2009, January 1, 2009 and December 27, 2007, the Company received $39.6 million, $33.1 million and $18.6 million, respectively, in cash distributions from National CineMedia. Approximately $6.2 million and $2.8 million of these cash distributions received during the year ended December 31, 2009 and January 1, 2009, respectively, were attributable to the receipt of additional common units pursuant to the Common Unit Adjustment Agreement and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(2)
As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on April 9, 2008, we received from National CineMedia approximately 0.8 million newly issued common units of National CineMedia. On May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. Finally, on March 17, 2009, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

  annual adjustment provisions of the Common Unit Adjustment Agreement. These adjustments increased the number of National CineMedia common units held by us to approximately 25.4 million and as a result, on a fully diluted basis, we own a 25.0% interest in NCM, Inc. as of December 31, 2009. The Company recorded the additional units at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were received. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as separate investment tranches in National CineMedia. As a result of these adjustments, the Company recorded increases of $73.3 million and 7.0 million to its investment in National CineMedia during the years ended December 31, 2009 and January 1, 2009.

  Since Consolidated Theatres maintains an existing agreement with an on-screen advertising provider, National CineMedia will not be provided access to such theatre locations until expiration of the related advertising contract. In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis. The fair value of such payment was approximately $8.0 million and was accrued by the Company during the year ended January 1, 2009. Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract. The accretion associated with this obligation will be reflected in interest expense over the life of the related obligation. The Company recorded the remaining $65.4 million as an increase to deferred revenue during the year ended January 1, 2009. This amount is being amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. With respect to the common units received on March 17, 2009, the Company recorded a corresponding $7.0 million increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the ESA following the units of revenue method.

(3)
Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company's share in the net income of National CineMedia with respect to these tranches totaled $5.2 million and $2.6 million during the years ended December 31, 2009 and January 1, 2009, respectively. Such amounts have been included as a component of "Earnings recognized from NCM" in the consolidated financial statements.

        As a result of amendment to the ESA and related modification payment, the Company recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue and amortization of upfront ESA modification fees utilizing the units of revenue amortization method. These revenues are presented as a component of other

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

operating revenues in the Company's financial statements and consist of the following amounts (in millions):

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period from February 13, 2007 through December 27, 2007
Theatre access fees per patron	$15.8	$16.3	$14.8
Theatre access fees per digital screen	5.2	4.9	4.0
Other NCM revenue	2.7	3.5	2.8
Amortization of ESA modification fees	4.1	3.2	2.1
Payments for beverage concessionaire advertising	(14.8)	(13.6)	(16.4)

Total	$13.0	$14.3	$7.3

        As of December 31, 2009, approximately $2.1 million due from/to National CineMedia were included in both "Trade and other receivables, net" and "Accounts payable." As of January 1, 2009, approximately $2.3 million and $2.2 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

        Summarized unaudited consolidated statement of operations information for National CineMedia for the year ended January 1, 2009 and for the periods from February 13, 2007 through December 27, 2007 and December 29, 2006 through February 12, 2007 is as follows (in millions):

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
Revenues	$369.5	$308.3	23.6
Income (loss) from operations	172.6	161.5	(4.1)
Net income (loss)	95.3	113.7	(4.2)

        Summarized unaudited consolidated balance sheet information for National CineMedia as of January 1, 2009 and December 27, 2007 is as follows (in millions):

	January 1, 2009	December 27, 2007
Current assets	$128.2	$101.5
Noncurrent assets	151.7	42.7
Total assets	279.9	144.2
Current liabilities	74.3	59.6
Noncurrent liabilities	891.2	798.4
Total liabilities	965.5	858.0
Members' deficit	(685.6)	(713.8)
Liabilities and members' deficit	279.9	144.2

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

4. INVESTMENT IN NATIONAL CINEMEDIA, LLC (Continued)

        As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 31, 2009.

5. DEBT OBLIGATIONS

        Debt obligations at December 31, 2009 and January 1, 2009 consist of the following (in millions):

	December 31, 2009	January 1, 2009
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	$390.7	$—
Regal 6 1/4% Convertible Senior Notes, net of debt discount	194.6	190.5
Regal Cinemas Amended Senior Credit Facility	1,265.4	1,661.8
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.21%, maturing in various installments through January 2021	77.2	81.8
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	17.3	19.0
Other	0.4	0.3

Total debt obligations	1,997.1	2,004.9
Less current portion	17.1	23.4

Total debt obligations, less current portion	$1,980.0	$1,981.5

        Regal Cinemas 8 5/8% Senior Notes—On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019.

        The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Amended Senior Credit Facility as described further below.

        The 8 5/8% Senior Notes are Regal Cinemas' general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas' existing and future subordinated indebtedness, including its existing Senior Subordinated Notes. The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas' existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas' subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

        The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas' existing and future domestic restricted subsidiaries

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

that guarantee its other indebtedness (collectively, with Regal, the "Guarantors"). The guarantees of the 8 5/8% Senior Notes are the Guarantors' general senior unsecured obligations and rank equally in right of payment with all of the Guarantors' existing and future senior unsecured indebtedness, including Regal's 6 1/4% Convertible Senior Notes, and rank senior in right of payment to all of the Guarantors' existing and future subordinated indebtedness, including the guarantees of the Senior Subordinated Notes. The 8 5/8% Senior Notes are effectively subordinated to all of the Guarantors' existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Guarantors' subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

        Regal 6 1/4% Convertible Senior Notes—On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior Notes due March 15, 2011. Interest on the 6 1/4% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6 1/4% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6 1/4% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6 1/4% Convertible Senior Notes. On or after December 15, 2010, note holders will have the option to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a fundamental change (as defined in the indenture to the 6 1/4% Convertible Senior Notes dated March 10, 2008), at the then-existing conversion price per share. Prior to December 15, 2010, note holders have the right, at their option, to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder's option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

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

        On December 31, 2009, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6 1/4% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6 1/4% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the 6 1/4% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "2008 Convertible Note Hedge") with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at December 31, 2009, at a price per share of $23.0336). In the event of the conversion of the 6 1/4% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6 1/4% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6 1/4% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance enumerated in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Equity's Own Equity. Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated deficit.

        We also sold to Credit Suisse a warrant (the "2008 Warrant") to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at a December 31, 2009 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated deficit.

        The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of December 31, 2009). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

        Regal 3 3/4% Convertible Senior Notes—On May 28, 2003, Regal issued $240.0 million aggregate principal amount of 3 3/4% Convertible Senior Notes due May 15, 2008. Interest on the 3 3/4% Convertible Senior Notes was payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2003. The 3 3/4% Convertible Senior Notes were senior unsecured obligations of Regal and ranked on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 3 3/4% Convertible Senior Notes were effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries guaranteed any of our obligations with respect to the 3 3/4% Convertible Senior Notes. Our note holders had the option to convert their 3 3/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a change in control, at the then existing conversion price per share.

        In connection with the issuance of the 3 3/4% Convertible Senior Notes, we used approximately $18.8 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 3 3/4% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Credit Suisse, we paid $36.2 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock. We accounted for the Convertible Note Hedge pursuant to the guidance in

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

ASC Subtopic 815-40. Accordingly, the $36.2 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated deficit.

        We also sold to Credit Suisse a warrant (the "Warrant") to purchase shares of our Class A common stock. We received $17.4 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. We accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40. Accordingly, the $17.4 million sales price of the forward stock purchase option contract was recorded as a debit to consolidated deficit.

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

        The 3 3/4% Convertible Senior Notes allowed us to settle any conversion by remitting to the note holder the accreted value of the note in cash plus the conversion spread (the excess conversion value over the accreted value) in either cash, shares of our Class A common stock or a combination of stock and cash. The accounting for convertible debt with such settlement features is addressed in the consensus reached with respect to the accounting for Instrument C as set forth in ASC Subtopic 815-15. Because the accreted value of the 3 3/4% Convertible Senior Notes would be settled in cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which could be settled in stock, resulted in dilution in our earnings-per-share computations.

        In connection with the issuance of the 6 1/4% Convertible Senior Notes described above, on March 5, 2008 and March 10, 2008, we redeemed a total of approximately $90.0 million principal amount of the 3 3/4% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the early redemption, the Company recorded a $3.0 million loss on debt extinguishment (as retrospectively adjusted for the adoption of certain provision of ASC Subtopic 470-20 described below) during the year ended January 1, 2009. In connection with the early redemption, the Company received net proceeds of approximately $13.7 million from Credit Suisse attributable to the convertible note hedge (the "2003 Convertible Note Hedge") and the warrant (the "2003 Warrant") associated with the 3 3/4% Convertible Senior Notes. Such proceeds were recorded as an increase to additional paid-in capital. In connection with the final maturity of the 3 3/4% Convertible Senior Notes on May 15, 2008, holders of the remaining $33.7 million in principal amount exercised their conversion rights. The Company elected to settle these conversions entirely in cash for approximately $51.4 million using the remaining proceeds from the issuance of the 6 1/4% Convertible Senior Notes. In connection with these conversions, the Company received net proceeds of approximately $5.2 million from Credit Suisse attributable to the convertible note hedge and warrant transactions associated with the 3 3/4% Convertible Senior Notes. Such proceeds were also recorded as an increase to additional paid-in capital.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

  Application of ASC Subtopic 470-20

        Effective January 2, 2009, the Company retrospectively adopted certain provisions of ASC Subtopic 470-20, related to the requirement that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense. Prior to the guidance in ASC Subtopic 470-20, U.S. generally accepted accounting principles provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. Our 6 1/4% Convertible Senior Notes and our 3 3/4% Convertible Senior Notes are subject to ASC Subtopic 470-20.

        We have determined that if the liability and equity components of the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes had been separately valued at the time of their issuances on March 10, 2008 and May 28, 2003, respectively, the amounts allocated to long-term debt would have been $187.4 million (6 1/4% Convertible Senior Notes) and $203.8 million (3 3/4% Convertible Senior Notes), and the amounts allocated to equity would have been $12.6 million and $36.2 million, respectively. The effective interest rates on the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes (based upon the Company's estimated nonconvertible debt borrowing rate at the time of each respective issuance) would have been approximately 8.7% and 6.8%, respectively. Effective with the January 2, 2009 adoption of ASC Subtopic 470-20, interest expense (amortization of debt discount) for fiscal 2003, 2004, 2005, 2006, 2007 and 2008 were increased by non-cash amounts of approximately $3.3 million, $6.0 million, $6.7 million, $5.7 million, $4.6 million and $4.2 million, respectively. In addition, the Company retrospectively reduced the previously recorded loss on debt extinguishment resulting from the early extinguishments of the 3 3/4% Convertible Senior Notes that occurred during fiscal 2006 and fiscal 2008 by approximately $35.1 million and $67.5 million, respectively. After giving effect to these adjustments and the application of the appropriate income tax benefits through the fiscal year ended December 29, 2005, a cumulative effect adjustment of $(9.1) million was recorded as of the beginning of fiscal 2006 (December 30, 2005) with a corresponding reduction to the opening balance of retained earnings.

        During the year ended December 31, 2009, the Company retrospectively recorded approximately $4.1 million of non-cash interest expense for the 6 1/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes during the same period was approximately $12.5 million.

        During the year ended January 1, 2009, the Company retrospectively recorded approximately $4.2 million of non-cash interest expense for the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes during the same period was approximately $11.3 million. In addition, for the year ended January 1, 2009, amounts previously recorded for loss on debt extinguishment and provision for income taxes were retrospectively (reduced) increased by $(67.5) million and $23.6 million, respectively. The resulting decrease in net income attributable to controlling interest from the adoption of ASC Subtopic 470-20 was approximately $39.7 million for the year ended January 1, 2009.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

        During the year ended December 27, 2007, the Company retrospectively recorded approximately $4.3 million of non-cash interest expense for the 3 3/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 3 3/4% Convertible Senior Notes during the same period was approximately $4.7 million. In addition, for the year ended December 27, 2007, amounts previously recorded for provision for income taxes were retrospectively reduced by $1.7 million. The resulting increase in net income attributable to controlling interest from the adoption of ASC Subtopic 470-20 was approximately $2.6 million for the year ended December 27, 2007.

        The accompanying consolidated statements of income for the years ended January 1, 2009 and December 27, 2007 presented herein have been retrospectively adjusted to give effect to these adjustments resulting from the adoption of ASC Subtopic 470-20. In addition, the accompanying consolidated balance sheet as of January 1, 2009 presented herein has been retrospectively adjusted to give effect to the adoption of ASC Subtopic 470-20 as follows (in millions):

	As of January 1, 2009 (Previously Reported)	Impact of ASC Subtopic 470-20	As of January 1, 2009 (As Revised for ASC Subtopic 470-20)
Other assets	$113.5	$(0.2)	$113.3
Non-current deferred income tax asset	81.7	(3.5)	78.2
Long-term debt, less current portion	1,896.5	(9.5)	1,887.0
Additional paid-in capital (deficit)	(256.1)	(9.7)	(265.8)
Retained earnings	24.6	15.5	40.1

        As of December 31, 2009 and January 1, 2009, the carrying amounts of the $200.0 million 6 1/4% Convertible Senior Notes was approximately $194.6 million and $190.5 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million. We anticipate recording additional non-cash interest expense on the 6 1/4% Convertible Senior Notes in the amount of $5.4 million (the unamortized discount as of December 31, 2009) through the March 2011 maturity date of the 6 1/4% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million. As of December 31, 2009 and January 1, 2009, the if-converted value of the 6 1/4% Convertible Senior Notes was approximately $200.0 million.

        Regal Cinemas Fifth Amended and Restated Credit Agreement—On October 27, 2006, Regal Cinemas entered into a fifth amended and restated credit agreement (the "Amended Senior Credit Facility") with Credit Suisse, Cayman Islands Branch (as successor to Credit Suisse First Boston), as Administrative Agent and the other lenders party thereto, which consists of a term loan facility (the "Term Facility") in an aggregate original principal amount of $1,700.0 million and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of up to $100.0 million. Due to the September 2008 bankruptcy filings by Lehman Brothers Holdings, Inc. ("Lehman") and certain of its affiliates and the sudden deterioration in the credit standing of the Lehman affiliate party to our Revolving Facility, the aggregate principal amount available for drawing under the Revolving Facility was reduced by $5.0 million to $95.0 million during the year ended January 1, 2009. The Revolving

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit.

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

        The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries' personal property and certain real property. The obligations are further guaranteed by REH, on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

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

December 31, 2009, January 1, 2009 and December 27, 2007

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

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

settling the conversion of all or a portion of the 3 3/4% Convertible Senior Notes. The Incremental Term Facility expired on May 15, 2008, the date at which the 3 3/4% Convertible Senior Notes matured.

        On January 20, 2009, Regal Cinemas entered into the First Amendment (the "Amendment") to the Amended Senior Credit Facility. Under the Amendment, (i) the Applicable Margin, as defined in the Amendment, for Revolving Loans under the Revolving Facility and for Term Loans under the Term Facility (each of which are determined by reference to the then-applicable Consolidated Leverage Ratio) is increased by 2.0%, (ii) Regal Cinemas' ability to elect interest periods for LIBOR borrowings is limited to interest periods of 2, 3, 6 or (if available to all lenders) 12 months for the Adjusted Eurodollar Rate, with 1 month interest periods no longer being available, and (iii) Regal Cinemas may exclude a minimum of $100.0 million, but not more than $200.0 million, of Subordinated Debt, as defined in the Amendment, that is used to repay amounts outstanding under the Term Loan from certain financial covenant calculations.

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

        As of December 31, 2009 and January 1, 2009, borrowings of $1,265.4 million and $1,661.8 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.38% (as of December 31, 2009) and 4.42% (as of January 1, 2009), after the impact of the interest rate swaps described below is taken into account.

        Regal Cinemas 9 3/8% Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, and the Senior Subordinated Notes mature on February 1, 2012. The Senior Subordinated Notes are guaranteed by most of Regal Cinemas' existing subsidiaries and are unsecured, ranking behind Regal Cinemas'

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

obligations under the Amended Senior Credit Facility, the 8 5/8% Senior Notes and any future senior indebtedness.

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

        On April 15, 2004, Regal and its subsidiary, Regal Cinemas Bond Corporation, commenced a cash tender offer and consent solicitation for the $350.0 million aggregate principal amount of the Senior Subordinated Notes. On April 27, 2004, the Company completed its consent solicitation with respect to the Senior Subordinated Notes amending the indenture governing the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain default provisions. Consideration for each $1,000 principal amount of Senior Subordinated Notes tendered was $1,169.05, plus a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes for those holders who properly tendered their Senior Subordinated Notes with a consent on or before April 27, 2004. Such consideration was determined as of April 28, 2004 by reference to a fixed spread above the yield to maturity of the 2.25% U.S. Treasury Note due February 15, 2007. The tender offer was completed on May 12, 2004 and approximately $298.1 million aggregate principal amount of the Senior Subordinated Notes were purchased. Total additional consideration paid for the tender offer and consent solicitation was approximately $56.3 million. The tender offer and consent solicitation were financed with a portion of the proceeds from the Amended Senior Credit Facility described below. Approximately $918.3 million of the proceeds from the Amended Senior Credit Facility, together with a portion of Regal Cinemas' available cash, was distributed by Regal Cinemas to Regal, which used approximately $718.3 million of the proceeds to pay an extraordinary dividend of $5.00 per share to its holders of Class A and Class B common stock on June 2, 2004. The remaining balance was retained for the acquisitions of seven theatres acquired during the quarter ended July 1, 2004, 28 theatres acquired from Signature Theatres on September 30, 2004 and for general corporate purposes. Upon consummation of the refinancing of Regal Cinemas' senior indebtedness, Regal recognized a loss on debt extinguishment of approximately $76.1 million. On July 15, 2004, the Company purchased an additional $361,000 principal amount of the Senior Subordinated Notes from a third party.

  Interest Rate Swaps

        On July 13, 2004, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with final maturity terms ranging from three to five years each. On September 8, 2005, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with a maturity term of four years. These interest rate swaps were designated to hedge approximately $1,100.0 million of its variable rate debt obligations. On June 30, 2007, one of our interest rate swaps designated to hedge approximately $200.0 million of variable rate debt obligations matured. On August 9, 2007, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with maturity terms of two years each. These interest rate swaps

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

were designated to hedge approximately $200.0 million of variable rate debt obligations. On June 30, 2008, two of our interest rate swaps designated to hedge $300.0 million of variable rate debt obligations matured. As described further below, on October 3, 2008, an interest rate swap agreement designed to hedge approximately $100.0 million of variable rate debt obligations effectively terminated. As a result, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations.

        During the year ended December 31, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009. During the year ended December 31, 2009, the three interest rate swaps effective as of January 1, 2009 matured. As a result, the Company's four interest rate swap agreements effective as of December 31, 2009 hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82%.

        On September 15, 2008, because of the sudden deterioration in the credit standing of the Lehman counterparty to an interest rate swap agreement designated to hedge approximately $100.0 million of variable rate debt obligations, the Company concluded that the hedging relationship was no longer expected to be highly effective in achieving offsetting cash flows. As a result, on September 15, 2008, the hedging relationship ceased to qualify for hedge accounting. For the period from September 15, 2008 through September 25, 2008, the Company recognized $0.5 million (the change in fair value of the former hedging derivative) as a reduction of interest expense in the consolidated financial statements. On October 3, 2008, the Lehman counterparty filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, an event of default occurred under the provisions of the interest rate swap agreement between us and the Lehman counterparty, which effectively terminated the interest rate swap on October 3, 2008, as indicated above. Accordingly, $1.6 million of accumulated other comprehensive loss as of October 3, 2008 will be reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings (i.e., when interest payments are made on the variable rate debt obligations) as an adjustment to interest expense over the remaining life of the two-year original hedge as long as the variable rate debt obligations remain outstanding. During the quarter ended October 1, 2009, the Company released the final portion of the deferred loss in accumulated other comprehensive loss by recording interest expense (net of related tax effects) of approximately $0.4 million and a corresponding $0.4 million reduction of other comprehensive loss. In addition, during the year ended December 31, 2009, the Company paid a final termination value of approximately $2.5 million (including accrued interest) associated with the interest rate swap.

        Under the terms of the Company's effective interest rate swap agreements as of December 31, 2009, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

        As of December 31, 2009, the aggregate fair value the Company's four interest rate swaps was determined to be approximately $(16.8) million, which was recorded as a component of "Other Non-Current Liabilities" with a corresponding amount of $(10.3) million, net of tax, recorded to "Accumulated Other Comprehensive Loss, Net" As of January 1, 2009, the aggregate fair value of effective interest rate swaps was determined to be approximately $(14.2) million, which was recorded as a component of "Accrued Expenses" with a corresponding amount of $(8.7) million, net of tax, recorded to "Accumulated Other Comprehensive Loss, Net" These interest rate swaps exhibited no ineffectiveness during the years ended December 31, 2009, January 1, 2009 and December 27, 2007 and accordingly, the net losses on the swaps of $1.6 million, $8.7 million and $15.2 million, respectively, were reported as a component of other comprehensive loss for the years ended December 31, 2009, January 1, 2009 and December 27, 2007. The fair value of the Company's interest rate swaps is based on level 2 inputs as described in ASC Topic 820, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of ASC Subtopic 840-40.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

5. DEBT OBLIGATIONS (Continued)

        Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2010	$9.9	$3.5	$13.8	$27.2
2011	207.8	3.5	13.8	225.1
2012	64.6	3.5	13.8	81.9
2013	1,229.4	3.5	13.8	1,246.7
2014	—	3.4	13.9	17.3
Thereafter	390.9	6.6	58.0	455.5

Less: interest on capital leases and lease financing arrangements		(6.7)	(49.9)	(56.6)

Totals	$1,902.6	$17.3	$77.2	$1,997.1

6. LEASES

        The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2009, are summarized for the following fiscal years (in millions):

2010	$359.6
2011	353.4
2012	341.2
2013	332.6
2014	324.1
Thereafter	1,901.7

        Rent expense under such operating leases amounted to $378.8 million, $363.3 million and $335.9 million for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively. Contingent rent expense was $22.3 million, $20.4 million and $19.6 million for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively.

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

December 31, 2009, January 1, 2009 and December 27, 2007

6. LEASES (Continued)

UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 31, 2009, 12 theatres were subject to the sale leaseback transaction and approximately $38.4 million in principal amount of pass-through certificates were outstanding.

7. INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 31, 2009	Year ended January 1, 2009	Year ended December 27, 2007
Federal:
Current	$51.3	$76.9	$199.2
Deferred	0.4	(15.8)	(6.1)

Total Federal	51.7	61.1	193.1

State:
Current	11.7	17.7	48.1
Deferred	(1.5)	(4.4)	—

Total State	10.2	13.3	48.1

Total income tax provision	$61.9	$74.4	$241.2

        During the years ended December 31, 2009, January 1, 2009 and December 27, 2007, a current tax benefit of $0.3 million, $0.5 million and $15.3 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 31, 2009	Year ended January 1, 2009	Year ended December 27, 2007
Provision calculated at federal statutory income tax rate	$55.0	$65.3	$210.5
State and local income taxes, net of federal benefit	7.2	8.5	27.4
Other	(0.3)	0.6	3.3

Total income tax provision	$61.9	$74.4	$241.2

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

7. INCOME TAXES (Continued)

        Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 31, 2009	January 1, 2009
Deferred tax assets:
Net operating loss carryforward	$38.7	$44.5
Excess of tax basis over book basis of intangible assets	33.5	46.5
Deferred revenue	138.8	140.5
Deferred rent	42.6	40.6
Interest rate swaps	6.7	7.5
Other	18.0	14.9
Accrued expenses	0.6	0.5

Total deferred tax assets	278.9	295.0
Valuation allowance	(13.1)	(12.1)

Total deferred tax assets, net of valuation allowance	265.8	282.9
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(110.0)	(128.5)
Excess of book basis over tax basis of NCM joint venture and other	(64.9)	(59.4)
Other	(2.5)	(2.0)

Total deferred tax liabilities	(177.4)	(189.9)

Net deferred tax asset	$88.4	$93.0

        At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $75.3 million with expiration commencing in 2018. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 31, 2009 and January 1, 2009 totaling $13.1 million and $12.1 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 31, 2009, the valuation allowance was increased by $0.1 million as a result of an

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

7. INCOME TAXES (Continued)

adjustment in the deferred tax asset against which such valuation allowance was recorded. Additionally, during the year ended December 31, 2009, the valuation allowance was increased by $0.9 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended December 31, 2009, would not be realized.

        Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. A reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 31, 2009 and January 1, 2009 was as follows (in millions):

	Year Ended December 31, 2009	Year Ended January 1, 2009
Beginning balance	$34.1	$37.9
Decreases based on tax positions related to prior years	(0.4)	—
Increases based on tax positions related to the current year	0.2	—
Expired tax attributes	(1.0)	(0.1)
State tax settlements	—	(1.5)
Lapse of statute of limitations	(2.7)	(2.2)

Ending balance	$30.2	$34.1

        Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $2.0 million and $2.5 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

        The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 31, 2009 and January 1, 2009, were $17.9 million and $20.1 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 31, 2009 and January 1, 2009, were approximately $1.7 million and $1.6 million, respectively.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 and January 1, 2009, the Company had accrued gross interest and penalties of approximately $5.8 million and $2.7 million, respectively. The total amount of interest and penalties recognized in the statement of income for the year ended December 31, 2009 was $3.1 million. No interest and penalties were recognized in the statement of income for the year ended January 1, 2009. The total amount of interest and penalties recognized in the statement of income for the year ended December 27, 2007 was $0.6 million.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

7. INCOME TAXES (Continued)

propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

8. LITIGATION AND CONTINGENCIES

  Acquisition of Consolidated Theatres

        As described in Note 2—"Acquisition," in conjunction with the closing of Consolidated Theatres, we entered into a final judgment with the DOJ, which required us to hold separate and divest ourselves of four theatres comprising 52 screens in North Carolina. During the fiscal year ended January 1, 2009, the Company entered into an agreement to sell three of the four theatres. On October 23, 2008, the Company completed its divestiture of the three theatres. On April 30, 2009, the Company completed its divestiture of the last of the four theatres.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

8. LITIGATION AND CONTINGENCIES (Continued)

        We and certain of our subsidiary corporations are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including, but not limited to, personal injury claims, employment and contractual matters. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

        The Company has entered into employment contracts, to which we refer as the "employment contracts," with five of its current executive officers, Ms. Miles and Messrs. Campbell, Dunn, Ownby, and Brandow, to whom we refer as the "executive" or "executives." Under each of the employment contracts, the Company must indemnify each executive from and against all liabilities with respect to such executive's service as an officer, and as a director, to the extent applicable. In addition, under the employment contracts, each executive is entitled to severance payments in connection with the termination by the Company of the executive without cause, the termination by the executive for good reason, or the termination of the executive, under circumstances in connection with a change in control of the Company (as defined within each employment contract).

        Pursuant to each employment contract, the Company provides for severance payments if the Company terminates an executive's employment without cause or if an executive terminates his or her employment for good reason; provided, however, such executive must provide written notification to the Company of the existence of a condition constituting good reason within 90 days of the initial existence of such condition and the resignation must occur within two (2) years of such existence date. Under these circumstances, the executive shall be entitled to receive severance payments equal to (i) the actual bonus, pro-rated to the date of termination, that executive would have received with respect to the fiscal year in which the termination occurs; (ii) two times the executive's annual base salary plus one times the executive's target bonus; and (iii) continued coverage under any medical, health and life insurance plans for a 24-month period following the date of termination.

        If the Company terminates any executive's employment, or if any executive resigns for good reason, within three (3) months prior to, or one (1) year after, a change of control of the Company (as defined within each employment contract), the executive shall be entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, that executive would have received with respect to the fiscal year in which the termination occurs; and (ii)(a) in the case of Mr. Campbell and Ms. Miles, two and one-half times the executive's annual base salary plus two times the executive's target bonus; and (b) in the case of Messrs. Dunn, Ownby, and Brandow, two times the executive's annual salary plus one and one-half times the executive's target bonus; and (iii) continued coverage under any medical, health and life insurance plans for a 30-month period following the date of termination.

        Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Campbell, Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $12.9 million.

        Each employment contract contains standard provisions for non-competition and non-solicitation of the Company's employees (other than the executive's secretary or other administrative employee who worked directly for executive) that are effective during the term of the executive's employment and

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

8. LITIGATION AND CONTINGENCIES (Continued)

shall continue for a period of one year following the executive's termination of employment with the Company. Each Executive is also subject to a permanent covenant to maintain confidentiality of the Company's confidential information.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

  Capital Stock

        As of December 31, 2009, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 31, 2009, 130,292,790 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 31, 2009, all of which are held by Anschutz. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 31, 2009. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

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

  Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 31, 2009, no shares of preferred stock are outstanding.

  Share Repurchase Program

        During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. The share repurchase program expired in November 2009. Under the program, repurchases could be made from time to time as market conditions warranted, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares were retired upon repurchase. At retirement, the Company recorded treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no repurchases of its outstanding Class A common stock under the program during the years ended December 31, 2009, January 1, 2009 and December 27, 2007.

  Warrants

        Other than disclosed in Note 5—"Debt Obligations" and Note 12—"Earnings Per Share," no warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 31, 2009.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

  Dividends

        Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $110.8 million in the aggregate, during the year ended December 31, 2009. Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $184.2 million in the aggregate, during the year ended January 1, 2009. Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $183.1 million in the aggregate, during 2007. In addition, on March 5, 2007, Regal declared an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this dividend on April 13, 2007.

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

Stock Options

        In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of December 31, 2009 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 569,757 shares of Class A common stock were outstanding under the Incentive Plan, and 1,905,432 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        Effective December 30, 2005, the Company adopted ASC Subtopic 718-10 utilizing the modified prospective approach. Prior to the adoption of ASC Subtopic 718-10, we accounted for stock option grants in accordance with the intrinsic value method, and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of the Company's Class A common stock on the date of the grant. Under the modified prospective approach, ASC Subtopic 718-10 applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of ASC Subtopic 718-10 and recognized as expense over the employee's requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard. In addition, the Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of ASC Subtopic 718-10.

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

        We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards based on factors at the date of grant. Stock compensation expense for each of the years ended December 31, 2009, January 1, 2009 and December 27, 2007 was based on the following assumptions at the dates the stock options were granted:

Expected volatility	38.0% - 39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.0% - 4.9%
Dividend yield	3.0% - 4.5%

        Expected volatility is based on historical volatility of the Company's common stock price. The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company's employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

as an input to the Black-Scholes model. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the years ended December 31, 2009, January 1, 2009 and December 27, 2007.

        As share-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2009, January 1, 2009 and December 27, 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. ASC Subtopic 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        During the years ended December 31, 2009, January 1, 2009 and December 27, 2007, the Company recognized approximately $0.1 million, $0.2 million and $1.3 million, respectively, of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. We are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 31, 2009, our consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the year ended December 31, 2009. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.

        The following table represents stock option activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of year	584,482	$9.37	3.78
Granted	—	—
Exercised	(14,724)	6.99
Forfeited	(1)	4.88

Outstanding options at end of year	569,757	9.43	2.78
Exercisable options at end of year	569,757	9.43	2.78

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was approximately $3.0 million. Total intrinsic value of options exercised was $0.1 million, $0.6 million and $43.9 million, for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively. As of January 1, 2009, the Company had 25,124 nonvested stock options outstanding with a weighted average grant date fair value of $4.55. As of December 31, 2009, the Company had no nonvested stock options outstanding.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

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

        On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $10.01 per share. In addition, on June 30, 2009, 150,489 shares were granted under the Incentive Plan at nominal cost to the Company's Chief Executive Officer. The closing price of our Class A common stock on the date of grant was $13.29 per share. All of the restricted shares subject to this award vest on June 30, 2013.

        During the year ended December 31, 2009, the Company withheld approximately 40,629 shares of restricted stock at an aggregate cost of approximately $0.5 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

        During the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007, the Company recognized approximately $3.8 million, $3.7 million and $2.9 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of general and administrative expenses. The compensation expense for these awards was

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 31, 2009, we have unrecognized compensation expense of $7.3 million associated with restricted stock awards. During the year ended December 31, 2009, the Company paid four cash dividends of $0.18 on each share of outstanding restricted stock totaling approximately $0.7 million.

        The following table represents the restricted stock activity for the years ended December 31, 2009, January 1, 2009 and December 27, 2007:

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
Unvested at beginning of year:	637,615	459,848	322,692
Granted during the year ended	521,618	229,572	172,493
Vested during the year ended	(183,458)	(40,284)	(26,832)
Forfeited during the year ended	(4,207)	(11,521)	(8,505)

Unvested at end of year	971,568	637,615	459,848

Performance Share Units

        The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each a "Performance Agreement"). Our 2006 Performance Agreement covered performance share grants in the fiscal years ended January 1, 2009 and December 27, 2007. Pursuant to the terms and conditions of the 2006 Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the 2006 Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained ("TSRA") by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee's death, disability, retirement, termination with or without cause or the occurrence of a change of control). The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Pursuant to the 2006 Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the Performance Agreement.

        On June 1, 2006, 402,150 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $19.40 per share. On January 10, 2007, 188,789 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant was $22.25 per share. On January 16, 2008, 252,721 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

our Class A common stock on the date of grant was $17.07 per share. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal's Class A common stock on the third anniversary of the grant date to the target TSRA set forth in each respective Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the performance share grants and is primarily based on the grantee's employee classification and base compensation, referred to as "target long-term incentive" ("Target LTI") below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

Average Annual Shareholder Return	Target Shares of Restricted Stock
12.5% TSRA < 15.0%	50% of Target LTI
15.0% TSRA < 17.5%	100% of Target LTI
17.5% TSRA < 20.0%	125% of Target LTI
20.0% TSRA < 25.0%	150% of Target LTI
25.0% TSRA	175% of Target LTI

        Since these performance shares contain a market condition which should be reflected in the grant date fair value of an award in accordance with the provisions of ASC Subtopic 718-10, these performance shares were measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the performance shares granted. The key assumptions used for valuing these performance share awards follow:

As of December 31, 2009
Measurement dates	6/1/2006, 1/10/2007 and 1/16/2008
Measurement dates closing stock price	$17.07 - $22.25
Expected volatility	18.3% - 19.98%
Risk-free interest rate	2.55% - 5.02%
Expected dividend yield	5.39% - 7.03%

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

        In 2009, we adopted an amended and restated form of Performance Agreement. On January 14, 2009, 401,907 performance shares were granted pursuant to the 2009 Performance Agreement, at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled "Compensation Discussion and Analysis—Elements of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

Compensation—Performance Shares," of our 2009 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 14, 2012 (the third anniversary of the grant date) set forth in each respective Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $10.01 per share, which approximates the grant date fair market value of the awards.

        As of the respective grant dates, the aggregate fair value of the performance share awards was determined to be $11.6 million, which includes related dividends on shares ultimately earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards will be amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the years ended December 31, 2009, January 1, 2009 and December 27, 2007, the Company recognized approximately $2.0 million, $1.8 million and $1.6 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of general and administrative expenses. As of December 31, 2009, there was $5.4 million of unrecognized compensation cost related to the performance shares. During the year ended December 31, 2009, 175,860 shares were effectively cancelled as a result of performance criteria not being met for certain performance share awards granted on June 1, 2006.

        The following tables summarize information about the Company's number of performance shares for the years ended December 31, 2009, January 1, 2009 and December 27, 2007:

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
Unvested at beginning of year:	793,005	567,632	383,310
Granted	401,907	252,721	188,789
Cancelled/forfeited	(195,582)	(27,348)	(4,467)

Unvested at end of year	999,330	793,005	567,632

        The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.7 million shares of restricted stock could be issued providing the performance criteria maximums are met.

10. RELATED PARTY TRANSACTIONS

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

10. RELATED PARTY TRANSACTIONS (Continued)

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

        During the year ended December 31, 2009, Regal Cinemas incurred capitalized costs of $1.2 million to Qwest Communications and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $6.2 million of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the year ended December 31, 2009. In addition, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the year ended December 31, 2009. Also during the year ended December 31, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

        During the year ended December 31, 2009, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

        During the year ended December 28, 2006, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf. In connection with the construction of the theatre site, Regal incurred approximately $0.6 million of out of pocket costs (primarily for legal fees and architectural plans). During the year ended December 27, 2007, the Anschutz affiliate reimbursed Regal for such legal fees and acquired the architectural plans at cost, for an aggregate total of $0.6 million. During the year ended December 31, 2009, the ultimate financial terms of the management agreement were approved by the Company's board of directors, which included a management fee payable to Regal based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal. The theatre opened in October 2009. During the remainder of fiscal 2009, the Company received approximately $0.1 million from the Anschutz affiliate for rent related to the theatre site. Finally, as of December 31, 2009, the Company is due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.

        During 2005 and 2006, National CineMedia entered into various lease assignment and sublease arrangements with RCM pursuant to which National CineMedia leases its regional offices in Eden Prairie, Minnesota, Chicago, Illinois and New York, New York. Related party amounts for these arrangements for the fiscal year ended December 27, 2007 were approximately $0.8 million. During the years ended December 31, 2009 and January 1, 2009, only the Chicago, Illinois lease arrangement

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

10. RELATED PARTY TRANSACTIONS (Continued)

remained effective. The amounts paid by National CineMedia under this arrangement totaled approximately $0.1 million for the fiscal years ended December 31, 2009 and January 1, 2009.

11. EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $2.6 million, $2.6 million and $2.4 million to the Plan in 2009, 2008 and 2007, respectively.

12. EARNINGS PER SHARE

        We compute earnings per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the conversion spread on the 3 3/4% Convertible Senior Notes, the 2003 Warrant, the assumed conversion of the 6 1/4% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6 1/4% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares and performance shares, the conversion spread on the 3 3/4% Convertible Senior Notes, the 2003 Warrant and the 2008 Warrant issued in connection with the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

12. EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended December 31, 2009			Year Ended January 1, 2009			Year Ended December 27, 2007
	Class A		Class B	Class A		Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$80.7		$14.8	$94.8		$17.4	$304.1	$56.3
Denominator:
Weighted average common shares outstanding (in thousands)	129,353		23,709	129,140		23,709	128,129	23,747

Basic earnings per share	$0.62		$0.62	$0.73		$0.73	$2.37	$2.37

Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$80.7		$14.8	$94.8		$17.4	$304.1	$56.3
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	14.8		—	17.4		—	56.3	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		(0.1)	—		(0.3)	—	(2.7)
Interest expense on 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	—

Allocation of undistributed earnings	$95.5		$14.7	$112.2		$17.1	$360.4	$53.6
Denominator:
Number of shares used in basic computation (in thousands)	129,353		23,709	129,140		23,709	128,129	23,747
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—	23,747	—
Stock options	143		—	181		—	727	—
Restricted stock and performance shares	887		—	781		—	582	—
Conversion spread on 3 3/4% Convertible Senior Notes and the 2003 Warrant	—		—	1,364		—	6,289	—
Conversion of 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	—

Number of shares used in per share computations (in thousands)	154,092		23,709	155,175		23,709	159,474	23,747

Diluted earnings per share	$0.62		$0.62	$0.72		$0.72	$2.26	$2.26

1.
No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive. There were no antidilutive common stock equivalents outstanding as of December 27, 2007.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The methods and assumptions used to estimate the fair value of each class of financial instrument (see Note 5—"Debt Obligations" for discussion of the Company's interest rate swap arrangements, including fair value estimation methods and assumptions) are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted market prices (Level 1 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) as of December 31, 2009 and January 1, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 8 5/8% Regal Cinemas Senior Notes, the 6 1/4% Convertible Senior Notes, the 3 3/4% Convertible Senior Notes and Senior Subordinated Notes are estimated based on quoted market prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of December 31, 2009 and January 1, 2009. The aggregate carrying amounts and fair values of long-term debt at December 31, 2009 and January 1, 2009 consist of the following:

	December 31, 2009	January 1, 2009
	(In millions)
Carrying amount	$1,902.2	$1,903.8
Fair value	$1,923.1	$1,497.0

14. SUBSEQUENT EVENTS

  Restricted Stock and Performance Share Grants

        On January 13, 2010, 289,679 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $14.72 per share.

        Also on January 13, 2010, 311,953 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2013 (the third anniversary of the grant date) set forth in the Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $14.72 per share.

  Other

        On February 16, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company's Class A and Class B common stock. The dividend is payable on March 16, 2010 to stockholders of record on March 4, 2010.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes. The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas' existing and future domestic restricted subsidiaries that guarantee Regal Cinemas' other indebtedness (the "Subsidiary Guarantors").

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$267.7	$60.4	$—	$328.1
Trade and other receivables, net	—	—	66.9	2.1	—	69.0
Other current assets	—	6.7	15.2	1.7	8.2	31.8

TOTAL CURRENT ASSETS	—	6.7	349.8	64.2	8.2	428.9
Property and equipment, net	—	—	1,778.2	52.8	(12.3)	1,818.7
Goodwill and other intangible assets	—	—	183.4	7.1	—	190.5
Deferred income tax asset	1.8	—	104.3	—	(28.0)	78.1
Other non-current assets	1.9	1,638.3	218.1	59.5	(1,796.3)	121.5

TOTAL ASSETS	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$9.8	$—	$13.1	$(5.8)	$17.1
Accounts payable	0.3	—	185.0	13.2	—	198.5
Accrued expenses and other liabilities	54.9	17.8	153.6	5.9	(51.3)	180.9

TOTAL CURRENT LIABILITIES	55.2	27.6	338.6	32.2	(57.1)	396.5
Long-term debt, less current portion	194.6	1,697.8	0.2	—	—	1,892.6
Lease financing arrangements, less current portion	—	—	72.0	—	—	72.0
Capital lease obligations, less current portion	—	—	13.9	1.5	—	15.4
Deferred income tax liability	—	—	—	19.8	(19.8)	—
Other liabilities	—	17.0	462.2	28.9	—	508.1

TOTAL LIABILITIES	249.8	1,742.4	886.9	82.4	(76.9)	2,884.6
DEFICIT:
Stockholders' equity (deficit) of Regal Entertainment Group	(246.1)	(97.4)	1,748.0	100.9	(1,751.5)	(246.1)
Noncontrolling interest	—	—	(1.1)	0.3	—	(0.8)

TOTAL EQUITY (DEFICIT)	(246.1)	(97.4)	1,746.9	101.2	(1,751.5)	(246.9)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JANUARY 1, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$117.1	$53.1	$—	$170.2
Trade and other receivables, net	—	—	71.3	1.9	—	73.2
Other current assets	3.5	7.5	14.9	1.3	2.9	30.1

TOTAL CURRENT ASSETS	3.5	7.5	203.3	56.3	2.9	273.5
Property and equipment, net	—	—	1,892.8	56.0	(12.3)	1,936.5
Goodwill and other intangible assets	—	—	187.2	7.1	—	194.3
Deferred income tax asset	—	—	103.7	—	(25.5)	78.2
Other non-current assets	3.6	1,645.7	172.6	53.8	(1,762.4)	113.3

TOTAL ASSETS	$7.1	$1,653.2	$2,559.6	$173.2	$(1,797.3)	$2,595.8

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$17.0	$—	$6.4	$—	$23.4
Accounts payable	0.3	—	151.0	10.7	—	162.0
Accrued expenses and other liabilities	49.7	19.6	151.8	5.6	(45.9)	180.8

TOTAL CURRENT LIABILITIES	50.0	36.6	302.8	22.7	(45.9)	366.2
Long-term debt, less current portion	190.5	1,696.2	0.3	—	—	1,887.0
Lease financing arrangements, less current portion	—	—	77.2	—	—	77.2
Capital lease obligations, less current portion	—	—	15.6	1.7	—	17.3
Deferred income tax liability	2.1	—	—	20.4	(22.5)	—
Other liabilities	—	0.2	456.6	27.2	—	484.0

TOTAL LIABILITIES	242.6	1,733.0	852.5	72.0	(68.4)	2,831.7
DEFICIT:
Stockholders' equity (deficit) of Regal Entertainment Group	(235.5)	(79.8)	1,707.7	101.0	(1,728.9)	(235.5)
Noncontrolling interest	—	—	(0.6)	0.2	—	(0.4)

TOTAL EQUITY (DEFICIT)	(235.5)	(79.8)	1,707.1	101.2	(1,728.9)	(235.9)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7.1	$1,653.2	$2,559.6	$173.2	$(1,797.3)	$2,595.8

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,663.5	$237.1	$(6.7)	$2,893.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	963.6	82.9	—	1,046.5
Cost of concessions	—	—	100.5	10.1	—	110.6
Rent expense	—	—	339.8	39.0	—	378.8
Other operating expenses	—	—	704.3	74.2	—	778.5
General and administrative expenses	0.4	—	63.0	7.5	(6.7)	64.2
Depreciation and amortization	—	—	190.3	11.6	—	201.9
Net loss on disposal and impairment of operating assets	—	—	27.3	6.7	—	34.0

TOTAL OPERATING EXPENSES	0.4	—	2,388.8	232.0	(6.7)	2,614.5

INCOME (LOSS) FROM OPERATIONS	(0.4)	—	274.7	5.1	—	279.4
OTHER EXPENSE (INCOME):
Interest expense, net	18.8	122.7	9.3	0.2	—	151.0
Loss on extinguishment of debt	—	—	7.4	—	—	7.4
Earnings recognized from NCM	—	—	(38.6)	—	—	(38.6)
Other, net	(106.5)	(213.5)	(72.5)	—	394.9	2.4

TOTAL OTHER EXPENSE (INCOME), NET	(87.7)	(90.8)	(94.4)	0.2	394.9	122.2

INCOME BEFORE INCOME TAXES	87.3	90.8	369.1	4.9	(394.9)	157.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.0)	(16.4)	83.1	3.2	—	61.9

NET INCOME	95.3	107.2	286.0	1.7	(394.9)	95.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	(0.1)	—	0.2

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$95.3	$107.2	$286.3	$1.6	$(394.9)	$95.5

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED JANUARY 1, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,546.2	$232.5	$(6.8)	$2,771.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	908.7	81.7	—	990.4
Cost of concessions	—	—	97.2	9.4	—	106.6
Rent expense	—	—	323.6	39.7	—	363.3
Other operating expenses	—	—	667.9	72.0	—	739.9
General and administrative expenses	0.4	—	61.0	7.5	(6.8)	62.1
Depreciation and amortization	—	—	190.4	11.9	—	202.3
Net loss on disposal and impairment of operating assets	—	—	22.4	—	—	22.4
Equity in earnings of joint venture including former employee compensation	—	—	0.5	—	—	0.5

TOTAL OPERATING EXPENSES	0.4	—	2,271.7	222.2	(6.8)	2,487.5

INCOME (LOSS) FROM OPERATIONS	(0.4)	—	274.5	10.3	—	284.4
OTHER EXPENSE (INCOME):
Interest expense, net	17.6	105.9	5.4	(0.5)	—	128.4
Loss on extinguishment of debt	3.0	—	—	—	—	3.0
Earnings recognized from NCM	—	—	(32.9)	—	—	(32.9)
Gain on sale of Fandango interest	—	—	(2.5)	(0.9)	—	(3.4)
Other, net	(124.5)	(214.7)	(67.3)	—	409.4	2.9

TOTAL OTHER EXPENSE (INCOME), NET	(103.9)	(108.8)	(97.3)	(1.4)	409.4	98.0

INCOME BEFORE INCOME TAXES	103.5	108.8	371.8	11.7	(409.4)	186.4
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.5)	(16.7)	93.8	5.8	—	74.4

NET INCOME	112.0	125.5	278.0	5.9	(409.4)	112.0
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$112.0	$125.5	$278.2	$5.9	$(409.4)	$112.2

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 27, 2007
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,435.4	$233.3	$(7.5)	$2,661.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	874.2	83.3	—	957.5
Cost of concessions	—	—	94.5	9.3	—	103.8
Rent expense	—	—	296.0	39.9	—	335.9
Other operating expenses	—	—	621.8	71.2	(0.7)	692.3
General and administrative expenses	0.4	—	62.0	7.5	(6.8)	63.1
Depreciation and amortization	—	—	171.5	11.9	—	183.4
Net gain on disposal and impairment of operating assets	—	—	(3.1)	2.2	—	(0.9)
Equity in earnings of joint venture including former employee compensation	—	—	3.9	—	—	3.9

TOTAL OPERATING EXPENSES	0.4	—	2,120.8	225.3	(7.5)	2,339.0

INCOME (LOSS) FROM OPERATIONS	(0.4)	—	314.6	8.0	—	322.2
OTHER EXPENSE (INCOME):
Interest expense, net	10.2	116.0	(7.1)	(1.9)	—	117.2
Earnings recognized from NCM	—	—	(18.6)	—	—	(18.6)
Gain on NCM transaction	—	—	(350.7)	—	—	(350.7)
Gain on sale of Fandango interest	—	—	(21.6)	(7.0)	—	(28.6)
Other, net	(366.5)	(465.8)	(266.4)	0.2	1,099.9	1.4

TOTAL OTHER EXPENSE (INCOME), NET	(356.3)	(349.8)	(664.4)	(8.7)	1,099.9	(279.3)

INCOME BEFORE INCOME TAXES	355.9	349.8	979.0	16.7	(1,099.9)	601.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.4)	(17.3)	255.9	7.0	—	241.2

NET INCOME	360.3	367.1	723.1	9.7	(1,099.9)	360.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$360.3	$367.1	$723.2	$9.7	$(1,099.9)	$360.4

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2009
(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(18.9)	$—	$412.6	$17.1	$—	$410.8
Cash Flows from Investing Activities:
Capital expenditures	—	—	(98.9)	(9.9)	—	(108.8)
Proceeds from disposition of assets	—	—	0.6	0.2	—	0.8
Other	—	—	(2.5)	—	—	(2.5)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(100.8)	(9.7)	—	(110.5)
Cash Flows from Financing Activities:
Cash used to pay dividends	(110.8)	—	—	—	—	(110.8)
Cash received (paid) to/from REG Parent Company	130.0	(130.0)	—	—	—	—
Cash received (paid) to/from subsidiary	—	(260.2)	260.2	—	—	—
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	390.2	—	—	—	390.2
Net payments on long-term obligations	—	—	(402.6)	(0.1)	—	(402.7)
Cash used to purchase treasury shares and other	(0.4)	—	—	—	—	(0.4)
Proceeds from stock option exercises	0.1	—	—	—	—	0.1
Payment of debt acquisition costs and other	—	—	(18.8)	—	—	(18.8)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18.9	—	(161.2)	(0.1)	—	(142.4)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	150.6	7.3	—	157.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	117.1	53.1	—	170.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$267.7	$60.4	$—	$328.1

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED JANUARY 1, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2.2)	$—	$262.6	$10.5	$—	$270.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(123.5)	(8.2)	—	(131.7)
Proceeds from disposition of assets	—	—	3.3	0.3	—	3.6
Cash used for acquisitions, net of cash acquired	—	—	(209.3)	—	—	(209.3)
Other	—	—	(1.5)	0.4	—	(1.1)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(331.0)	(7.5)	—	(338.5)
Cash Flows from Financing Activities:
Cash used to pay dividends	(184.2)	—	—	—	—	(184.2)
Cash received/(paid) to/from REG Parent Company	172.1	(172.1)	—	—	—	—
Cash received/(paid) to/from subsidiary	—	172.1	(172.1)	—	—	—
Proceeds from stock option exercises	0.5	—	—	—	—	0.5
Net payments on long-term obligations	—	—	(26.9)	(0.1)	—	(27.0)
Proceeds from issuance of 6 1/4% Convertible Senior Notes	200.0	—	—	—	—	200.0
Net cash paid for 6 1/4% Convertible Senior Notes convertible note hedge and warrant	(6.6)	—	—	—	—	(6.6)
Cash used to redeem 3 3/4% Convertible Senior Notes	(194.1)	—	—	—	—	(194.1)
Payment of debt acquisition costs and other	(5.1)	—	0.2	—	—	(4.9)
Net proceeds from 3 3/4% Convertible Senior Notes hedge and warrant	18.9	—	—	—	—	18.9

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1.5	—	(198.8)	(0.1)	—	(197.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.7)	—	(267.2)	2.9	—	(265.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.7	—	384.3	50.2	—	435.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$117.1	$53.1	$—	$170.2

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, January 1, 2009 and December 27, 2007

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 27, 2007
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1.1)	$—	$445.2	$9.3	$—	$453.4
Cash Flows from Investing Activities:
Capital expenditures	—	—	(109.1)	(5.3)	—	(114.4)
Proceeds from disposition of assets	—	—	40.6	—	—	40.6
Proceeds from sale of Fandango interest	—	—	21.6	7.0	—	28.6
Proceeds from redemption of preferred units of NCM	—	—	315.1	—	—	315.1
Proceeds from sale of NCM common units to NCM, Inc.	—	—	32.2	—	—	32.2
Other	—	—	(1.5)	(0.8)	—	(2.3)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—	298.9	0.9	—	299.8
Cash Flows from Financing Activities:
Cash used to pay dividends	(485.1)	—	—	—	—	(485.1)
Cash paid to REG Parent Company	470.7	(470.7)	—	—	—	—
Cash received from subsidiary		470.7	(470.7)	—	—	—
Proceeds from stock option exercises	15.6	—	—	—	—	15.6
Net payments on long term obligations	—	—	(22.4)	(0.1)	—	(22.5)
Cash used to redeem 3 3/4% Convertible Senior Notes	(0.1)	—	—	—	—	(0.1)
Excess tax benefits from share-based payment arrangements	—	—	14.2	0.4	—	14.6
Payment of debt acquisition costs and other	—	—	(2.7)	—	—	(2.7)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1.1	—	(481.6)	0.3	—	(480.2)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	262.5	10.5	—	273.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.7	—	121.8	39.7	—	162.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.7	$—	$384.3	$50.2	$—	$435.2

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class III Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 5, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation," "Director Compensation during Fiscal 2009," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report") to be held on May 5, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 5, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Independence") to be held on May 5, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy") to be held on May 5, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report on Form 10-K:

          (1)   Consolidated financial statements of Regal Entertainment Group:

Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements and Internal Control over Financial Reporting)
Regal's Consolidated Balance Sheets as of December 31, 2009 and January 1, 2009
Regal's Consolidated Statements of Income for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007
Regal's Consolidated Statements of Deficit and Comprehensive Income (Loss) for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007
Regal's Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007
Notes to Regal's Consolidated Financial Statements

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

          (3)   Exhibits: The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.2	Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as Exhibit 2.3 to Regal Cinemas, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-64399), and incorporated herein by reference)

2.3	United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as Exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)

2.4	United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

2.5	Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

Exhibit Number	Description

2.6	Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7	Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2	Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3	Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Administrative Agent, (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.3.1	Fifth Amended and Restated Credit Agreement, dated as of October 27, 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)

4.4	Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

4.4.1	First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.7 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

Exhibit Number	Description
4.4.2	Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as Exhibit 4.8 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.4.3	Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.4	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.5	Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.4.6	Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)

4.5	Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)

4.6	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as Exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.7	Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

Exhibit Number	Description
4.8	Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.9	Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.10	Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.11	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.12	Indenture, dated as of March 10, 2008, by and between Regal Entertainment Group, as Issuer, and U.S. Bank National Association, as Trustee, including the form of 6.25% Convertible Senior Note due 2011 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008, and incorporated herein by reference)

4.13	Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

10.1	Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2	Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.3	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

Exhibit Number		Description
10.4		Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)

10.5		Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)

10.5.1		Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference

10.6		Confirmation of Convertible Note Hedge, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.7		Confirmation of Convertible Note Warrant Transaction, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)

10.8	*	2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)

10.8.1	*	Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.8.2	*	Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.8.3	*	Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)

10.8.4	*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.9.4 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

Exhibit Number		Description
10.9	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.10	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.11	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.12	*	Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.13	*	Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference

10.14	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.15	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)

10.16	*	Form of Indemnity Agreement (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.17	*	Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

12.1		Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32		Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 1, 2010	By:	/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Executive Chairman of the Board of Directors	March 1, 2010
/s/ AMY E. MILES Amy E. Miles	Chief Executive Officer (Principal Executive Officer)	March 1, 2010
/s/ DAVID H. OWNBY David H. Ownby	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 1, 2010
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	March 1, 2010
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 1, 2010
/s/ DAVID KEYTE David Keyte	Director	March 1, 2010

Signature	Title	Date

/s/ LEE M. THOMAS Lee M. Thomas	Director	March 1, 2010
/s/ JACK TYRRELL Jack Tyrrell	Director	March 1, 2010
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	March 1, 2010
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 1, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as Exhibit 2.3 to Regal Cinemas, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-64399), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as Exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

Exhibit Number	Description
4.3	Amended and Restated Guarantee and Collateral Agreement, dated as of May 10, 2004, among Regal Cinemas Corporation, each of the Guarantors party thereto and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Sole Lead Arranger and Administrative Agent, (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.3.1
Fifth Amended and Restated Credit Agreement, dated as of October 27, 2006, among Regal Cinemas Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Book Runner, (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on October 30, 2006, and incorporated herein by reference)
4.4
Indenture, dated as of January 29, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Trust National Association, as Trustee (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.4.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.7 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.2
Second Supplemental Indenture, dated as of April 17, 2002, among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as Exhibit 4.8 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4.3
Third Supplemental Indenture, dated as of November 28, 2002 by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary and U.S. Bank National Association, as Trustee (filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, as Issuer, Hoyts Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc., as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 27, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.4.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among Regal Cinemas Corporation, as Issuer, CineMedia Software, Inc. and United Artists Theatre Group, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

Exhibit Number	Description
4.4.6	Sixth Supplemental Indenture, dated as of April 27, 2004, by and among Regal Cinemas Corporation, each of the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2004 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.6
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as Exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.7
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.8
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.9
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.10
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.11
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.12
Indenture, dated as of March 10, 2008, by and between Regal Entertainment Group, as Issuer, and U.S. Bank National Association, as Trustee, including the form of 6.25% Convertible Senior Note due 2011 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008, and incorporated herein by reference)

Exhibit Number		Description
4.13		Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.5.1
Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference
10.6
Confirmation of Convertible Note Hedge, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)
10.7
Confirmation of Convertible Note Warrant Transaction, dated as of March 5, 2008, by and between Regal Entertainment Group and Credit Suisse Capital LLC (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 10, 2008 and incorporated herein by reference)
10.8	*
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

Exhibit Number		Description
10.8.1	*	Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.8.2	*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.8.3	*
Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)
10.8.4	*
Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.9.4 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)
10.9	*
Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)
10.10	*
Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)
10.11	*
Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)
10.12	*
Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)
10.13	*
Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference
10.14	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.15	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)
10.16	*
Form of Indemnity Agreement (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

Exhibit Number		Description
10.17	*	Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)
12.1		Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32		Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement