Form 10-K/A
period 2009-12-31
REGAL ENTERTAINMENT GROUP
filed 2010-03-17
CIK 1168696

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

         Shares of Class A common stock outstanding—130,529,027 shares at March 10, 2010

         Shares of Class B common stock outstanding—23,708,639 shares at March 10, 2010

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

        This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

  •
  Part IV—Item 15—Exhibits, Financial Statement Schedules

        This Form 10-K/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2009, including any amendments to those filings.

	PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3
SIGNATURES		35

REGAL ENTERTAINMENT GROUP

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of Amendment No. 1 to this report on Form 10-K:

(2)
Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENTS

Page
NATIONAL CINEMEDIA, LLC
Report of Independent Registered Public Accounting Firm	4
Balance Sheets as of December 31, 2009 and January 1, 2009	5
Statements of Operations for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007 and the period December 29, 2006 through February 12, 2007	6
Statements of Members' Equity/(Deficit) for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007 and the period December 29, 2006 through February 12, 2007	7
Statements of Cash Flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007 and the period December 29, 2006 through February 12, 2007	8
Notes to Financial Statements	10
  (3)
  Exhibits: The following exhibits are filed as part of Amendment No. 1 to this annual report on Form 10-K.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
99.1	Consent of National CineMedia, LLC

        The financial statements of National CineMedia, LLC are filed under Item 15(c) below:

(b)
The exhibits required to be filed herewith are listed above.

(c)
Financial Statement Schedules: Financial Statement of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 31, 2009 and January 1, 2009, and the related statements of operations, members' equity (deficit), and cash flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007, and for the period December 29, 2006 through February 12, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and January 1, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007, and for the period December 29, 2006 through February 12, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 9, 2010

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 31, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.8	$34.1
Receivables, net of allowance of $3.6 and $2.6 million, respectively	89.0	92.0
Prepaid expenses	1.5	1.6
Prepaid management fees to managing member	0.6	0.5

Total current assets	128.9	128.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $39.3 and $27.0 million, respectively	23.7	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $4.4 and $1.5 million, respectively	134.2	111.8
OTHER ASSETS:
Debt issuance costs, net	9.2	11.1
Equity method investment	7.4	—
Other long-term assets	1.0	0.8

Total other assets	17.6	11.9

TOTAL	$304.4	$279.9

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	29.8	25.6
Amounts due to managing member	22.9	22.1
Accrued expenses	12.4	6.3
Current portion of long-term debt	4.3	—
Accrued payroll and related expenses	6.6	5.7
Accounts payable	11.3	11.2
Deferred revenue and other current liabilities	2.8	3.4

Total current liabilities	90.1	74.3
OTHER LIABILITIES:
Borrowings	799.0	799.0
Interest rate swap agreements	54.6	87.7
Other long-term liabilities	0.3	4.5

Total other liabilities	853.9	891.2

Total liabilities	944.0	965.5

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS' EQUITY/(DEFICIT)	(639.6)	(685.6)

TOTAL	$304.4	$279.9

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
REVENUE:
Advertising (including revenue from founding members of $36.3, $43.3, $40.9 and $0 million, respectively)	$335.1	$330.3	$282.7	$20.6
Administrative fees—founding members	—	—	—	0.1
Fathom Events	45.5	38.9	25.4	2.9
Other	0.1	0.3	0.2	—

Total	380.7	369.5	308.3	23.6

OPERATING EXPENSES:
Advertising operating costs	20.0	18.7	9.1	1.1
Fathom Events operating costs	29.1	25.1	15.4	1.4
Network costs	18.6	17.0	13.3	1.7
Theatre access fees/circuit share costs—founding members	52.7	49.8	41.5	14.4
Selling and marketing costs	50.2	47.9	40.9	5.2
Administrative costs	14.8	14.5	10.0	2.8
Administrative fee—managing member	10.8	9.7	9.2	—
Severance plan costs	—	0.5	1.5	0.4
Depreciation and amortization	15.6	12.4	5.0	0.7
Other costs	0.7	0.7	0.9	—

Total	212.5	196.3	146.8	27.7

OPERATING INCOME (LOSS)	168.2	173.2	161.5	(4.1)
Interest Expense, Net:
Borrowings	47.1	51.8	48.0	0.1
Change in derivative fair value	(7.0)	14.2	—	—
Interest income and other	(2.0)	(0.2)	(0.2)	—

Total	38.1	65.8	47.8	0.1
Impairment and related loss	—	11.5	—	—

INCOME (LOSS) BEFORE INCOME TAXES	130.1	95.9	113.7	(4.2)
Provision for Income Taxes	0.8	0.6	—	—
Equity loss from investment, net	0.8	—	—	—

NET INCOME (LOSS)	$128.5	$95.3	$113.7	$(4.2)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

Total
Balance—December 28, 2006	$3.5
Contribution of severance plan payments	0.4
Net loss	(4.2)

Balance—February 12, 2007	$(0.3)

Balance—February 13, 2007	$(0.3)
Contribution of severance plan payments	1.5
Capital contribution from managing member	746.1
Capital contribution from founding member	11.2
Distribution to managing member	(53.3)
Distribution to founding members	(1,521.6)
Reclassification of unit option plan	2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(14.4)
Net income	113.7

Total Comprehensive Income	99.3

Share-based compensation expense	1.0

Balance—December 27, 2007	$(713.8)

Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(59.1)
Net income	95.3

Total Comprehensive Income	36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

Capital contribution from founding members	0.1
Distribution to managing member	(57.8)
Distribution to founding members	(81.5)
Units issued for purchase of intangible asset	28.5
Comprehensive Income:
Unrealized (loss) on cash flow hedge	26.1
Net income	128.5

Total Comprehensive Income	154.6
Share-based compensation expense	2.1

Balance—December 31, 2009	$(639.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128.5	$95.3	$113.7	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.6	12.4	5.0	0.7
Non-cash severance plan and share-based compensation	2.0	1.5	2.5	0.7
Non-cash impairment and related loss	—	11.5	—	—
Net unrealized hedging transactions	(7.0)	14.2	—	—
Equity in losses from investment	0.8	—	—	—
Amortization of debt issuance costs	1.9	1.9	1.7	—
Changes in operating assets and liabilities:
Receivables—net	3.0	(0.4)	(40.3)	12.6
Accounts payable and accrued expenses	6.9	(0.7)	10.4	(4.4)
Amounts due to founding members and managing member	1.2	0.4	(51.1)	(3.7)
Other	(3.5)	0.1	(1.3)	0.5

Net cash provided by operating activities	149.4	136.2	40.6	2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.4)	(16.6)	(13.8)	(0.5)
Increase in investment in affiliate	(2.0)	—	(7.0)	—
Other	—	—	(0.3)	—

Net cash (used in) investing activities	(10.4)	(16.6)	(21.1)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	—	—	4.7	(0.1)
Proceeds from borrowings	—	139.0	924.0	13.0
Repayments of borrowings	(3.0)	(124.0)	(150.0)	(13.0)
Proceeds from managing member contributions	—	0.6	746.1	—
Proceeds from founding member contributions	3.6	9.7	7.5	—
Distribution to founding members and managing member	(135.9)	(118.3)	(1,538.0)	—
Payment of debt issuance costs	—	—	(14.6)	—

Net cash (used in) financing activities	(135.3)	(93.0)	(20.3)	(0.1)

CHANGE IN CASH AND CASH EQUIVALENTS	3.7	26.6	(0.8)	1.6
CASH AND CASH EQUIVALENTS:
Beginning of period	34.1	7.5	8.3	6.7

End of period	$37.8	$34.1	$7.5	$8.3

(Continued)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	—	$0.5	$1.5	$0.4
Increase in distributions payable to founding members and managing member	$53.1	$49.7	$37.0	—
Contributions from members collected after period end	—	$0.4	$3.7	—
Integration payment from founding member collected after period end	$1.2	$1.2	—	—
Purchase of an intangible asset with subsidiary equity	$28.5	$116.1	—	—
Settlement of put liability by issuance of debt	$7.0	—	—	—
Assets acquired in settlement of put liability	$2.5	—	—	—
Increase in property and equipment not requiring cash in the period	—	—	$0.6	—
Unit option plan reclassified to equity	—	—	$2.3	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.8	$48.3	$44.0	$0.1
Cash paid for income taxes	$0.8	$0.6	—	—

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Formation of Business

        National CineMedia, LLC ("NCM LLC" or "the Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom Business meeting services, and Fathom Consumer entertainment services under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.

        NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. ("NCN"), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation ("RCM"), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC's accounting records in the amounts as reflected on the Members' historic accounting records, based on the application of accounting principles as provided in ASC Topic 805—Business Combinations (formerly under Emerging Issues Task Force ("EITF") 98-4, Accounting by a Joint Venture for Businesses Received at its Formation). Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with ASC Topic 323—Investments—Equity Method and Joint Venture (formerly Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock). RCM and NCN are each considered to be predecessors of NCM LLC. Cinemark became a founding member on July 15, 2005 through units, which were issued to Cinemark Media, Inc. ("Cinemark Media"), a wholly owned subsidiary of Cinemark USA, Inc.

  Initial Public Offering and Related Transactions

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc." or "managing member"), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, closed its initial public offering ("IPO"). NCM, Inc. used the net proceeds from its IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses the Company advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC's new senior secured credit facility (see Note 6), entered into concurrently with the completion of NCM, Inc.'s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 7) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At December 31, 2009, NCM LLC had 101,557,505 membership units outstanding, of which 42,121,747 (41.5%) were owned by NCM, Inc., 25,425,689 (25.0%) were owned by RCM, 18,821,114 (18.5%) were owned by AMC, and 15,188,955 (15.0%) were owned by Cinemark.

        In connection with the completion of the NCM, Inc.'s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC ("LLC Operating Agreement"). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 5). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7). NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.'s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.'s willful misconduct or gross negligence.

        The ESAs with the founding members were amended and restated in conjunction with the NCM, Inc. IPO. Subject to limited exceptions, under the ESAs NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and Fathom Events services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC's advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries.

  Basis of Presentation

        The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

        The Company's historical financial data may not be indicative of the Company's future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent company during the entirety of all periods presented.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NCM, Inc.'s IPO was completed in February 2007. In addition, as a result of the various related-party agreements discussed in Note 5, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

        The founding members received all of the proceeds from NCM, Inc.'s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC's then-existing revolving line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of NCM Inc.'s IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of NCM, Inc.'s IPO resulted in a stockholders' deficit.

        The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to NCM, Inc.'s IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the "2007 pre-IPO period". The period from February 13, 2007 through December 27, 2007 is referred to as the "2007 post-IPO period". Separate periods have been presented because there were significant changes at the time of NCM, Inc.'s IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.

  Summary of Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

        Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable and equity-based compensation. Actual results could differ from those estimates.

        Segment Reporting—Segments are accounted for under ASC Topic 280 Segment Reporting (formerly Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information). Refer to Note 11.

        Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent periods, that portion of the revenue

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Fathom Events revenue is recognized in the period in which the event is held.

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatre circuits under the network affiliate agreements.

        Fathom Events operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

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

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocable between the advertising business and the Fathom Events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from 3 to 8 years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.

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

        Restricted Cash—At December 31, 2009 and January 1, 2009, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

        Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At January 1, 2009, there was one client and one

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies and clients who have strong reputations in the advertising industry and stable financial positions.

        Receivables consisted of the following, in millions:

	As of December 31, 2009	As of January 1, 2009
Trade accounts	$91.6	$92.4
Other	1.0	2.2
Less allowance for doubtful accounts	(3.6)	(2.6)

Total	$89.0	$92.0

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$2.6	$1.5	$1.1	$1.1
Provision for bad debt	2.4	2.3	1.0	0.1
Write-offs, net	(1.4)	(1.2)	(0.6)	(0.1)

Balance at end of period	$3.6	$2.6	$1.5	$1.1

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

        We account for the costs of software and web site development costs developed or obtained for internal use in accordance with ASC Subtopic 350-40 Internal Use Software (formerly American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use) and ASC Subtopic 350-50 Website Development Costs (formerly EITF 00-2, Accounting for Web Site Development Costs). The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment,

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are depreciated over three to five years. As of December 31, 2009 and January 1, 2009, we had a net book value of $11.0 million and $11.8 million, respectively, of capitalized software and web site development costs. We recorded approximately $6.7 million, $4.9 million, $2.8 million and $0.3 million for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period, respectively, in depreciation expense. As of December 31, 2009, January 1, 2009 and the 2007 post-IPO period we recorded $1.6 million, $1.2 million and $1.3 million in research and development expense, respectively.

        Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

        Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 3. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.

        We assess impairment of long-lived assets pursuant with ASC Topic 360 Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

        Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2009 and 2008 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to/from Managing Member—In the 2009 and 2008 periods, amounts due to/from the managing member include amounts due under the NCM LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

        Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period February 13, 2007 through December 27, 2007
Beginning Balance	$(73.5)	$(14.4)	$—
Change in fair value on cash flow hedge	24.8	(59.5)	(14.4)
Reclassifications into earnings	1.3	0.4	—

Ending Balance	$(47.4)	$(73.5)	$(14.4)

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 6, we have a balance of $9.2 million and $11.1 million in deferred financing costs as of December 31, 2009 and January 1, 2009, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period, and the 2007 pre-IPO period we amortized $1.9 million, $1.9 million, $1.7 million and $0.0, respectively.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company's balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of three non-binding broker quotes and our reasonability analysis to be $688.8 million and $514.8 million at December 31, 2009 and January 1, 2009, respectively. The carrying value of the term loan was $725.0 million as of December 31, 2009 and January 1, 2009.

        Equity Method Investments—The Company accounts for its investment in RMG Networks, Inc., ("RMG") (formerly Danoo, Inc.) under the equity method of accounting as required by ASC Topic 323-10 Investments—Equity Method and Joint Ventures (formerly APB No. 18, The Equity Method of Accounting for Investments in Common Stock) because we exert "significant influence" over, but do not control, the policy and decisions of RMG (see Note 9). As of December 31, 2009, the Company owns approximately 24% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants). The Company's investment is $7.4 million. The investment in RMG and the Company's share of its operating results are not material to the Company's financial position or results of operations and as a result summarized financial information is not presented.

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under ASC Topic 718 Compensation—Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment). The Company adopted Topic 718 on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. Refer to Note 7.

  Recent Accounting Pronouncements

        ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses (see Note 10).

        In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 3, 2009 with no impact on its financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the financial statements.

        The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 3, 2009, which was modified in February 2010. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (see Note 12).

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 2, 2009 with no impact on its financial statements.

        In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The new disclosures are effective for financial statements issued for interim and annual periods beginning after December 15, 2009. The Company does not expect the pronouncement to have a material effect on its financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT (in millions)

	As of December 31, 2009	As of January 1, 2009
Equipment	$60.6	$53.3
Leasehold Improvements	1.6	1.4
Less accumulated depreciation	(39.3)	(27.0)

Subtotal	22.9	27.7
Construction in Progress	0.8	0.3

Total property and equipment	$23.7	$28.0

        For the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period and 2007 pre-IPO period we recorded depreciation of $12.5 million, $10.2 million, $4.8 million and $0.6 million respectively.

3. INTANGIBLE ASSETS

        During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and projected attendees added by the founding members to NCM LLC's network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres (see Note 5). The Company recorded an intangible asset of $116.1 million representing the contractual rights. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC's network. As a result, NCM LLC recorded an intangible asset at fair value of $28.5 million. The Company based the fair value of the intangible assets on the fair value of the common membership units issued on the date of grants, which are freely convertible into NCM Inc.'s common stock.

        Pursuant to ASC Topic 350-10 Intangibles—Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on-screen advertising agreement.

	As of December 31, 2009	As of January 1, 2009
	(in millions)
Beginning balance	$111.8	$—
Purchase of intangible asset subject to amortization	28.5	116.1
Less integration payments	(3.2)	(2.8)
Less amortization expense	(2.9)	(1.5)

Total intangible assets	$134.2	$111.8

        For the years ended December 31, 2009 and January 1, 2009 we recorded amortization of $2.9 million and $1.5 million, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

        The estimated aggregate amortization expense for each of the five succeeding years are as follows (in millions):

2010	$3.0
2011	4.9
2012	4.9
2013	4.9
2014	4.9

4. ACCRUED EXPENSES (in millions)

	As of December 31, 2009	As of January 1, 2009
Make-good Reserve	$0.3	$1.3
Accrued Interest	9.8	4.0
Other accrued expenses	2.3	1.0

Total accrued expenses	$12.4	$6.3

5. RELATED-PARTY TRANSACTIONS

  Years Ended December 31, 2009 and January 1, 2009 and the 2007 Post-IPO Period—

        Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. Also, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) for the year ended December 31, 2009 to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. For the year ended January 1, 2009 two of the founding members purchased 90 seconds and one purchased 60 seconds of on-screen advertising time under their beverage concessionaire agreement. For the 2007 post-IPO period, all three founding members purchased 90 seconds of on-screen time. The total theatre access fee to the founding members for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period is $52.7 million, $49.8 million and $41.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period is $36.3 million, $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.7 million, $6.0 million and $3.8 million for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS (Continued)

        Also, pursuant to the terms of the LLC Operating Agreement in place since the close of NCM, Inc.'s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the LLC Operating Agreement, on a quarterly basis in arrears. Balances for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period are as follows (in millions):

	2009	2008	Post-IPO
AMC	$25.8	$24.3	$22.2
Cinemark	20.8	18.5	16.7
Regal	34.9	32.7	26.9
NCM, Inc.	57.8	55.6	53.3

Total	$139.3	$131.1	$119.1

        On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $0.1 million, $4.7 million and $11.2 million respectively. The AMC Loews payment was recorded directly to NCM LLC's members' equity account.

        On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres (see Note 3). The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make "integration" payments pursuant to the ESAs on a quarterly basis in arrears through 2011 in accordance with certain run-out provisions. For the years ended December 31, 2009 and January 1, 2009, the Consolidated Theatres payment was $3.2 million and $2.8 million, respectively and represents a cash element of the consideration received for the common membership units issued.

        Amounts due to/from founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

  2007 Pre-IPO Period—

        At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007
	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—
Cinemark	3.7	0.1
Regal	6.6	—

Total	$14.4	$0.1

        At the closing of NCM, Inc.'s IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure.

        Pursuant to the agreements entered into at the completion of NCM, Inc.'s IPO, amounts owed to the founding members through the date of NCM, Inc.'s IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

  Other—

        During the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period, and the 2007 pre-IPO period, AMC, Cinemark and Regal purchased $1.9 million, $2.3 million, $1.4 million and $0.1 million respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and is included in advertising revenue.

        Included in Fathom Events operating costs is $1.0 million, $1.8 million, $3.3 million and $0.2 million for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing resale to NCM LLC's customers.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS (Continued)

  National CineMedia, Inc.—

        Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the years ended December 31, 2009 and January 1, 2009 and the 2007 post-IPO period, NCM LLC paid NCM, Inc. $10.8 million, $9.7 million and $9.2 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 31, 2009 and January 1, 2009, $0.6 million and $0.5 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7).

        Amounts due to/from managing member were comprised of the following (in millions):

	At December 31, 2009	At January 1, 2009
Distributions payable	$22.0	$21.0
Cost and other reimbursement	0.9	1.1

Total	$22.9	$22.1

6. BORROWINGS

        On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit.

        The outstanding balance of the term loan facility at December 31, 2009 and January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at December 31, 2009 and January 1, 2009 was $74.0 million. As of December 31, 2009, the effective rate on the term loan was 5.59% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.01%. The weighted-average interest rate on the unhedged revolver was 1.99%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. BORROWINGS (Continued)

senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 31, 2009, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 31, 2009, our consolidated net senior secured leverage ratio was 4.0 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 31, 2009, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million is with Lehman Brothers Special Financing ("LBSF"). As described further in Note 12, in February 2010 LBSF transferred its interest rate swap agreement to Barclays Bank PLC ("Barclays"). See Note 10 for an additional discussion of the interest rate swaps.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of December 31, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. Following the bankruptcy filing, LCPI failed to fund a borrowing request related to its undrawn commitment of $6.0 million. On February 3, 2010, LCPI assigned the $6.0 million commitment to Barclays. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of any payments of LCPI commitments. In addition, NCM LLC has been working with LCPI and its other lenders with the goal of having LCPI's agency function transferred to another bank within NCM LLC's lender group and restructuring LCPI's outstanding $14.0 million revolving loan such that (i) it would not be required to be repaid, nor would it share in any pro rata prepayments of the revolving loans, until the final maturity date of the revolving credit facility, and (ii) it would not be available for reborrowing in the event that it was prepaid. Until these LCPI issues are resolved, however, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings.

        On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch ("Credit Suisse") with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. ("IdeaCast") (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 31, 2009, $4.3 million of the balance is recorded in current liabilities and $0.3 million is included in non-current liabilities. Interest on the note is accreted at the Company's estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the year ended December 31, 2009 was $0.7 million. See Note 9 "—Contingent Put Obligation" for additional discussion of the IdeaCast restructuring.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. BORROWINGS (Continued)

  Future Maturities of Long-Term Borrowings—

        The scheduled annual maturities on the credit facility for the next five years as of December 31, 2009 are as follows (in millions):

2010	$4.3
2011	—
2012	—
2013	74.0
2014	—
Thereafter	725.0

Total	$803.3

7. SHARE-BASED COMPENSATION

        On April 4, 2006, NCM LLC's board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of ASC Topic 718 Compensation—Stock Compensation (formerly SFAS No. 123(R)), and factored into the valuation that the options were granted in contemplation of NCM, Inc.'s IPO. The Company used the estimated pricing of NCM, Inc.'s IPO at the time of the grant to determine the equity value, for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of NCM, Inc.'s IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to NCM, Inc.'s IPO was maintained by the option holder immediately after the offering.

        At the date of the NCM, Inc. IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and NCM LLC are eligible to participate in the Equity Incentive Plan. Under the Equity Incentive Plan, eligible employees were issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of NCM, Inc.'s IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of Topic 718, and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to equity at that date.

        As of December 31, 2009, there were 7,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Upon vesting of the awards, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.'s common stock represented by such awards.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

Under the fair value recognition provisions of Topic 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options generally vest annually over a three or five-year period and have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.

        The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $3.1 million, $2.1 million, $1.9 million, and $0.3 million for the year ended December 31, 2009, January 1, 2009, the 2007 post-IPO period, and the 2007 pre-IPO period, respectively, of share-based compensation expense for these options and $0.1 million and $0.1 million were capitalized during the year ended December 31, 2009 and January 1, 2009, respectively. As of December 31, 2009, unrecognized compensation cost related to nonvested options was approximately $7.1 million, which will be recognized over a weighted average remaining period of 2.33 years.

        The weighted average grant date fair value of granted options was $2.17, $3.77 and $6.23 for the years ended December 31, 2009 and January 1, 2009 and the 2007 post-IPO period, respectively. The intrinsic value of options exercised during the year was $0.2 million for both years ended December 31, 2009 and January 1, 2009. During the year ended December 31, 2009 there was an immaterial amount of cash received on options exercised and $0.6 million received for the 2008 period. The total fair value of awards vested during the years ended December 31, 2009 and January 1, 2009 was $0.3 million and $3.9 million, respectively. There were no options vested or exercised prior to the 2008 fiscal year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life of options	6.5 years	6.5 years	6.5 to 9 years
Risk free interest rate	2.23% to 3.70%	3.74% to 4.09%	4.1% to 4.9%
Expected volatility	30%	30%	30%
Dividend yield	3%	3%	3%

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	2,025,099	$17.33
Granted	1,156,515	9.53
Exercised	(1,800)	5.35
Forfeited	(53,254)	14.35

Outstanding at December 31, 2009	3,126,560	$14.51	9.9	$9.2
Exercisable at December 31, 2009	648,359	$17.67	10.5	$0.2
Vested and Expected to Vest at December 31, 2009	3,090,782	$14.52	9.9	$9.0

        The following table summarizes information about the stock options at December 31, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Dec. 31, 2009	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2009	Weighted Average Exercise Price
$5.35 - $9.22	1,126,350	9.0	$9.06	7,800	$5.35
$11.59 - $15.04	136,408	8.9	13.47	14,600	12.33
$16.35 - $18.01	1,409,436	11.3	16.52	476,280	16.56
$19.37 - $21.00	301,500	7.5	20.35	96,000	20.59
$24.04 - $29.05	152,866	10.1	25.40	53,679	25.59

	3,126,560	9.9	$14.51	648,359	$17.67

        Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the three-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION (Continued)

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of January 1, 2009	203,618	$20.91
Granted	424,555	9.50
Forfeited	(12,500)	10.10
Vested	(25,299)	21.93

Non-vested as of December 31, 2009	590,374	$13.15

        The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $2.4 million, $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period. Minimal amounts were capitalized during the 2009 fiscal year. As of December 31, 2009, unrecognized compensation cost related to non-vested stock was approximately $5.1 million, which will be recognized over a weighted average remaining period of 2.27 years. The total fair value of awards vested during the year ended December 31, 2009 was $0.3 million.

8. EMPLOYEE BENEFIT PLANS

        NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company made discretionary contributions of $0.8 million, $0.8 million, and $0.6 million during the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively.

9. COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

  Operating Lease Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period and the 2007 pre-IPO period, was $2.3 million, $2.0 million, $1.3 million, and $0.3 million, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under noncancelable operating leases as of December 31, 2009 are as follows (in millions):

2010	$2.2
2011	2.1
2012	2.0
2013	1.9
2014	0.8
Thereafter	0.2

Total	$9.2

  Contingent Put Obligation

        On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC Topic 460-10 Guarantees (formerly FIN No. 45 (as amended), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast's defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of the estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC Topic 460-10 liability. The total amount of the impairment and related loss recorded in the fourth quarter of 2008 was $11.5 million.

        On March 19, 2009, NCM LLC, IdeaCast and IdeaCast's lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast's lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast's lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast's lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC's interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC ("OOH"), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast's senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 1—Equity

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Method Investments). The Company's investment in RMG was valued at the fair value of the assets contributed.

  Minimum Revenue Guarantees

        As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but ranges from 2-5 years. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $21.2 million over the remaining terms of the network affiliate agreements. For the years ended December 31, 2009 and January 1, 2009 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

        Fair Value Measurements—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to ASC Topic 820-10 Fair Value Measurements and Disclosures (formerly FAS No. 157, Fair Value Measurements and Disclosures) are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Interest Rate Swap Agreements	$54.6	—	$54.6	—

        Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company's variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

        On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC's interest rate swaps, and Lehman is a guarantor of LBSF's obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC's swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $5.5 million in the year ended December 31, 2009 and $1.5 million in the year

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (Continued)

ended January 1, 2009 that were due to LBSF, and has further notified LBSF that the bankruptcy and insolvency of both Lehman and LBSF constitute default events under the swap. As of December 31, 2009 the interest rate swap agreement had not been terminated.

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

        There was an $8.3 million decrease and a $13.8 million increase in the fair value of the liability for the years ended December 31, 2009 and January 1, 2009, respectively, which the Company recorded as a component of interest expense. In accordance with Topic 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 31, 2009 and January 1, 2009 were $1.3 million and $0.4 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at December 31, 2009 and January 1, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

        The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (Continued)

        At December 31, 2009 and January 1, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 31, 2009		As of January 1, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$40.9	Other Liabilities	$65.8
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$13.7	Other Liabilities	$21.9

Total derivatives		$54.6		$87.7

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the year ended December 31, 2009, January 1, 2009, the 2007 post-IPO period were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC's OCI (Pre-tax)			Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period Feb. 13, 2007 through Dec. 27, 2007	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period Feb. 13, 2007 through Dec. 27, 2007
Interest Rate Swaps	$9.3	$(67.9)	$(12.3)	$(16.7)	$(8.8)	$2.1

        There was $1.3 million and $0.4 million $0.0 million and $0.0 million of ineffectiveness recognized for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period, respectively.

        The effect of derivative not designated as hedging instruments under Topic 815 on the financial statements for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period Feb. 13, 2007 through Dec. 27, 2007
Borrowings	$(6.2)	$(1.0)	$—
Change in derivative fair value	7.0	(14.2)	—

Total	$0.8	$(15.2)	$—

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

11. SEGMENT REPORTING

        Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC Topic 280, Segment Reporting. Advertising revenue accounts for 88.0%, 89.4%, 91.7% and 87.7% of revenue for the years ended December 31, 2009, January 1, 2009, the post-IPO period and the pre-IPO period, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC Topic 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the Advertising reportable segment, the combined Fathom Events operating segments, and Network, Administrative and Unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Year Ended December 31, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1		101.8
Selling and marketing costs	40.6	8.6	1.0	50.2
Other costs	2.8	0.9		3.7

Operating income, net of direct expenses	$219.0	$6.9
Network, administrative and other costs			56.8	56.8

Total Operating Income				$168.2

	Year Ended January 1, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$330.3	$38.9	$0.3	$369.5
Operating costs	68.5	25.1		93.6
Selling and marketing costs	38.5	8.3	1.1	47.9
Other costs	2.8	0.8		3.6

Operating income, net of direct expenses	$220.5	$4.7
Network, administrative and other costs			51.2	51.2

Total Operating Income				$173.2

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

11. SEGMENT REPORTING (Continued)

	Period February 13, 2007 through December 27, 2007 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$282.7	$25.4	$0.2	$308.3
Operating costs	50.6	15.4		66.0
Selling and marketing costs	32.2	7.4	1.3	40.9
Other costs	2.4	0.4		2.8

Operating income, net of direct expenses	$197.5	$2.2
Network, administrative and other costs			37.1	37.1

Total Operating Income				$161.5

	Period December 29, 2006 through February 12, 2007 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$20.7	$2.9		$23.6
Operating costs	15.5	1.4		16.9
Selling and marketing costs	4.4	0.8		5.2
Other costs	0.3	0.1		0.4

Operating income, net of direct expenses	$0.5	$0.6
Network, administrative and other costs			$5.2	5.2

Total Operating Income (Loss)				$(4.1)

        The following is a summary of revenues by category, in millions:

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
National Advertising Revenue	$236.8	$223.1	$187.1	$15.3
Founding Member Advertising Revenue	36.3	43.3	40.9	—
Regional Advertising Revenue	62.0	63.9	54.7	5.4
Fathom Consumer Revenue	28.6	20.2	8.2	1.4
Fathom Business Revenue	16.9	18.7	17.2	1.5
Other Revenue	0.1	0.3	0.2	—

Total Revenues	$380.7	$369.5	$308.3	$23.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS

        ASC Topic 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events) requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the year ended December 31, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the inclusion of the Company's financial statements in NCM, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 on March 9, 2010.

        Effective February 8, 2010, NCM LLC entered into a novation agreement with Lehman Brothers Special Financing Inc. ("Lehman") and Barclays Bank PLC ("Barclays") whereby Lehman transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC's interest rate swap agreement with Lehman with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137,500,000. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC's credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement (as defined in Note 6) and the other interest rates swaps that were entered into by NCM LLC. In consideration of Lehman entering into the transfer, NCM LLC agreed to pay to Lehman the full amount of interest rate swap payments withheld aggregating $7.0 million and an immaterial amount of default interest. The Company expects to redesignate the Barclays interest rate swap agreement as a cash flow hedge.

        Effective February 3, 2010, LCPI entered into an assignment and assumption agreement with Barclays whereby LCPI transferred to Barclays the remaining unfunded revolving credit commitment of $6.0 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 17, 2010	By:	/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Executive Chairman of the Board of Directors	March 17, 2010
/s/ AMY E. MILES Amy E. Miles	Chief Executive Officer (Principal Executive Officer)	March 17, 2010
/s/ DAVID H. OWNBY David H. Ownby	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2010
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	March 17, 2010
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	March 17, 2010
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 17, 2010
/s/ DAVID KEYTE David Keyte	Director	March 17, 2010

Signature	Title	Date

/s/ LEE M. THOMAS Lee M. Thomas	Director	March 17, 2010
/s/ JACK TYRRELL Jack Tyrrell	Director	March 17, 2010
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	March 17, 2010
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 17, 2010

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32	Section 1350 Certifications
99.1	Consent of National CineMedia, LLC

        The Financial Statements of National CineMedia, LLC are filed under Item 15(c).