Form 10-Q
period 2010-04-01
REGAL ENTERTAINMENT GROUP
filed 2010-05-04
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2010

Commission file number: 001-31315

Regal Entertainment Group

(Exact name of Registrant as Specified in its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

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

Class A Common Stock—130,566,879 shares outstanding at April 28, 2010

Class B Common Stock—23,708,639 shares outstanding at April 28, 2010

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	April 1, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321.6	$328.1
Trade and other receivables	22.0	69.0
Inventories	13.5	12.3
Prepaid expenses and other current assets	12.1	8.6
Assets held for sale	0.6	0.6
Deferred income tax asset	10.3	10.3
TOTAL CURRENT ASSETS	380.1	428.9
PROPERTY AND EQUIPMENT:
Land	118.6	118.6
Buildings and leasehold improvements	1,924.5	1,921.4
Equipment	1,002.5	1,016.3
Construction in progress	11.3	8.8
Total property and equipment	3,056.9	3,065.1
Accumulated depreciation and amortization	(1,294.0)	(1,246.4)
TOTAL PROPERTY AND EQUIPMENT, NET	1,762.9	1,818.7
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	10.8	11.7
DEFERRED INCOME TAX ASSET	86.7	78.1
OTHER NON-CURRENT ASSETS	169.6	121.5
TOTAL ASSETS	$2,588.9	$2,637.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$216.3	$17.1
Accounts payable	156.2	198.5
Accrued expenses	58.7	65.2
Deferred revenue	108.6	93.9
Interest payable	9.2	21.8
TOTAL CURRENT LIABILITIES	549.0	396.5
LONG-TERM DEBT, LESS CURRENT PORTION	1,691.7	1,892.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	70.6	72.0
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	14.3	15.4
NON-CURRENT DEFERRED REVENUE	345.6	341.2
OTHER NON-CURRENT LIABILITIES	178.4	166.9
TOTAL LIABILITIES	2,849.6	2,884.6
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,561,991 and 130,292,790 shares issued and outstanding at April 1, 2010 and December 31, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at April 1, 2010 and December 31, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(281.4)	(282.9)
Retained earnings	35.6	47.0
Accumulated other comprehensive loss, net	(13.9)	(10.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(259.6)	(246.1)
Noncontrolling interest	(1.1)	(0.8)
TOTAL DEFICIT	(260.7)	(246.9)
TOTAL LIABILITIES AND DEFICIT	$2,588.9	$2,637.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
REVENUES:
Admissions	$506.0	$459.5
Concessions	185.0	179.4
Other operating revenue	28.8	26.7
TOTAL REVENUES	719.8	665.6
OPERATING EXPENSES:
Film rental and advertising costs	266.7	229.7
Cost of concessions	26.7	24.0
Rent expense	94.7	92.9
Other operating expenses	198.9	185.9
General and administrative expenses (including share-based compensation of $1.5 and $1.6 for the quarters ended April 1, 2010 and April 2, 2009, respectively)	15.9	15.3
Depreciation and amortization	56.2	49.9
Net loss on disposal and impairment of operating assets	13.1	5.4
TOTAL OPERATING EXPENSES	672.2	603.1
INCOME FROM OPERATIONS	47.6	62.5
OTHER EXPENSE (INCOME):
Interest expense, net	36.0	37.2
Earnings recognized from NCM	(16.7)	(10.6)
Other, net	0.8	0.2
TOTAL OTHER EXPENSE, NET	20.1	26.8
INCOME BEFORE INCOME TAXES	27.5	35.7
PROVISION FOR INCOME TAXES	11.1	14.4
NET INCOME	16.4	21.3
NONCONTROLLING INTEREST, NET OF TAX	0.1	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$16.5	$21.3
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.11	$0.14
Diluted	$0.11	$0.14
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,364	153,045
Diluted	154,769	154,093
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.4	$21.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.2	49.9
Amortization of debt discount	1.3	1.0
Amortization of debt acquisition costs	2.1	2.3
Share-based compensation expense	1.5	1.6
Deferred income tax benefit	(6.2)	(1.6)
Net loss on disposal and impairment of operating assets	13.1	5.4
Equity in loss of non-consolidated entities and other	0.2	0.5
Excess cash distribution on NCM shares	3.3	1.8
Non-cash rent expense	0.6	1.8
Changes in operating assets and liabilities:
Trade and other receivables	46.8	50.1
Inventories	(1.2)	(1.4)
Prepaid expenses and other assets	(2.7)	(9.5)
Accounts payable	(42.3)	(42.3)
Income taxes payable	6.1	0.1
Deferred revenue	13.1	26.4
Accrued expenses and other liabilities	(30.4)	(19.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77.9	88.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.1)	(27.9)
Proceeds from disposition of assets	0.1	0.4
Investment in DCIP	(29.6)	—
Distributions to partnership	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(50.7)	(27.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(27.8)	(27.7)
Net payments on long-term obligations	(5.5)	(6.3)
Cash used to purchase treasury shares and other	(0.9)	(0.5)
Proceeds from stock option exercises	0.5	—
Payment of debt acquisition costs and other	—	(9.6)
NET CASH USED IN FINANCING ACTIVITIES	(33.7)	(44.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6.5)	16.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	328.1	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321.6	$187.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$8.2	$0.7
Cash paid for interest	$45.6	$36.8
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$5.9	$7.0
Investment in DCIP	$12.6	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 1, 2010 AND APRIL 2, 2009

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

Regal operates the largest theatre circuit in the United States, consisting of 6,739 screens in 545 theatres in 38 states and the District of Columbia as of April 1, 2010.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of April 1, 2010, the Company managed its business under one reportable segment: theatre exhibition operations.

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of 8 5/8% Senior Notes due 2019 (the “8 5/8% Senior Notes”) at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offering, after deducting the initial purchase discount and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds to repay a portion of the Amended Senior Credit Facility (as defined herein). As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility.  See Note 3—“Debt Obligations” for further discussion of this transaction.

For a discussion of other significant transactions which have occurred through December 31, 2009, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 1, 2010 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended December 31, 2009 (the “2009 Audited Consolidated Financial Statements”).

On February 12, 2007, we, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  As further described in Note 2—”Investments,” on March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.  As part of the closing, the Company made equity contributions to DCIP of approximately of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value of such equipment. After giving effect to the equity contributions, the Company holds a 46.7% economic interest in DCIP as of April 1, 2010, while continuing to maintain a one-third voting interest along with AMC and Cinemark.

As discussed further in Note 2—“Investments,” in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, LLC (“National CineMedia”), on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million and as a result, on a fully diluted basis, we own a 24.8% interest in National CineMedia, Inc. (“NCM, Inc.”) as of April 1, 2010.

During the quarter ended April 1, 2010, Regal paid one quarterly cash dividend of $0.18 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $27.8 million in the aggregate.

Total comprehensive income for the quarters ended April 1, 2010 and April 2, 2009 was $12.9 million and $15.9 million, respectively.  Total comprehensive income consists of net income attributable to controlling interest and other comprehensive loss, net of tax, related to the change in the aggregate unrealized loss on the Company’s interest rate swap arrangements during each of the quarters April 1, 2010 and April 2, 2009. The Company’s interest rate swap arrangements are further described in Note 3—“Debt Obligations.”

The Company has prepared the unaudited condensed consolidated balance sheet as of April 1, 2010 and the unaudited condensed consolidated statements of income and cash flows for the quarters ended April 1, 2010 and April 2, 2009 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 2009 unaudited condensed consolidated balance sheet information is derived from the 2009 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended April 1, 2010 are not necessarily indicative of the operating results that may be achieved for the full 2010 fiscal year.

2. INVESTMENTS

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  On March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s completed financing raised an aggregate of approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark.  Concurrent with closing, the Company entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively the “Digital Cinema Agreements”) with Kasima, LLC a wholly owned subsidiary of DCIP and related party to the Company.  Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively the “DCIP Contributions”). The Company recorded such DCIP Contributions as an increase in its investment in DCIP.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  Such amount has been presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the quarter ended April 1, 2010.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of April 1, 2010, while continuing to maintain a one-third voting interest along with AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.  The Company’s investment in DCIP is included as a component of “Other non-current assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in DCIP for the quarter ended April 1, 2010 are as follows (in millions):

Balance as of December 31, 2009	$0.7
Equity contributions (1)	42.2
Equity in loss of DCIP(2)	(0.8)
Balance as of April 1, 2010	$42.1

(1)                                  In addition to a cash investment in DCIP of $0.5 million in January 2010, upon execution of the Digital Cinema Agreements, the Company effected additional equity contributions to DCIP of approximately $41.7 million, consisting of cash and existing digital projection systems.

(2)                                  For the quarters ended April 1, 2010 and April 2, 2009, the Company recorded losses of $0.8 million and $0.6 million, respectively, representing its share of the net loss of DCIP. Such amounts are presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income.

We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a 12-year term with 10 one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes.

During the early stage of deployment, the Company expects to focus on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company’s existing 35mm projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm projection equipment over the expected deployment schedule (approximately 3-4 years) since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarter ended April 1, 2010, the Company recorded approximately $7.0 million of accelerated depreciation related to such 35mm projection equipment.  As of April 1, 2010, we operated 543 screens outfitted with digital projection systems, 527 of which are digital 3D capable.

Investment in National CineMedia, LLC

In March 2005, Regal and AMC announced the combination of the operations of Regal CineMedia Corporation (“RCM”), and AMC’s subsidiary, National Cinema Network, Inc., into a new joint venture company known as National CineMedia.  In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark. The Company did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts.

On February 13, 2007, NCM, Inc., a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million. The Company used a portion of the net cash proceeds to fund an extraordinary cash dividend of $2.00 per share on each outstanding share of its Class A and Class B common stock, including outstanding restricted stock, or approximately $302.0 million in the aggregate. Stockholders of record at the close of business on March 28, 2007 were paid this $302.0 million dividend on April 13, 2007.  As a result of the transactions completed in connection with the IPO, the Company recognized a gain of approximately $350.7 million during fiscal 2007.

In connection with the IPO, the joint venture partners entered into a Common Unit Adjustment Agreement with National CineMedia. The Common Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the joint venture partners. Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula (“common unit adjustment”) primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a joint venture partner if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of two percent or more in the total annual attendance of all of the joint venture partners.  The formation of National CineMedia, related IPO of NCM, Inc. and other related transactions are further described in Note 4 to the 2009 Audited Consolidated Financial Statements.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other non-current assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in National CineMedia for the quarter ended April 1, 2010 are as follows (in millions):

Balance as of December 31, 2009	$79.1
Receipt of common units(1)	5.9
Equity in earnings attributable to common units(2)	0.6
Earnings recognized from National CineMedia(3)	16.1
Distributions received from National CineMedia(3)	(19.4)
Balance as of April 1, 2010	$82.3

(1)                                  As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million and as a result, on a fully diluted basis, we own a 24.8% interest in NCM, Inc. as of April 1, 2010. The Company recorded the additional units at fair value using the available closing stock price of NCM, Inc. on March 17, 2010. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as a separate investment tranche in National CineMedia. As a result of these adjustments, the Company recorded an increase of $5.9 million to its investment in National CineMedia during the quarter ended April 1, 2010.  With respect to the common units received on March 17, 2010, the Company recorded a corresponding $5.9 million increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement (“ESA”) following the units of revenue method.

(2)                                  Since the additional common units received represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company’s share in the net income of National

CineMedia with respect to these tranches totaled $0.6 million during the quarter ended April 1, 2010.  The Company’s share in the net income of National CineMedia with respect to these tranches totaled less than $0.1 million during the quarter April 2, 2009.  Such amounts have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income.

(3)                                  During the quarter ended April 1, 2010, the Company received $19.4 million in cash distributions from National CineMedia. Approximately $3.3 million of these cash distributions received during the quarter ended April 1, 2010 were attributable to the receipt of additional common units pursuant to the Common Unit Adjustment Agreement and were recognized as a reduction in our investment in National CineMedia. During the quarter ended April 2, 2009, the Company received $12.4 million in cash distributions from National CineMedia. Approximately $1.8 million of these cash distributions received during the quarter ended April 2, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income.

As a result of the amendment to the ESA and related modification payment, the Company recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue and amortization of upfront ESA modification fees utilizing the units of revenue amortization method. These revenues are presented as a component of other operating revenues in the Company’s financial statements and consist of the following amounts (in millions):

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Theatre access fees per patron	$3.7	$3.8
Theatre access fees per digital screen	1.4	1.3
Other NCM revenue	0.6	0.7
Amortization of ESA modification fees	1.1	0.9
Payments for beverage concessionaire advertising	(3.7)	(3.5)
Total	$3.1	$3.2

As of April 1, 2010, approximately $2.0 million and $1.9 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of December 31, 2009, approximately $2.1 million due from/to National CineMedia were included in both “Trade and other receivables, net” and “Accounts payable.”

Summarized unaudited condensed consolidated statement of income information for National CineMedia for the quarters ended December 31, 2009 and January 1, 2009 is as follows (in millions):

	Quarter Ended December 31, 2009	Quarter Ended January 1, 2009
Revenues	$118.5	$112.4
Income from operations	59.7	58.6
Net income	50.8	17.4

Summarized unaudited consolidated balance sheet information for National CineMedia as of December 31, 2009 and January 1, 2009 is as follows (in millions):

	December 31, 2009	January 1, 2009
Current assets	$128.9	$128.2
Noncurrent assets	175.5	151.7
Total assets	304.4	279.9
Current liabilities	90.1	74.3
Noncurrent liabilities	853.9	891.2
Total liabilities	944.0	965.5
Members’ deficit	(639.6)	(685.6)
Liabilities and members’ deficit	304.4	279.9

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q), no summarized financial information for National CineMedia was available for the quarter ended April 1, 2010.

3. DEBT OBLIGATIONS

Debt obligations at April 1, 2010 and December 31, 2009 consist of the following (in millions):

	April 1, 2010	December 31, 2009
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	$391.0	$390.7
Regal 6¼% Convertible Senior Notes, net of debt discount	195.7	194.6
Regal Cinemas Amended Senior Credit Facility	1,262.1	1,265.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.22%, maturing in various installments through January 2021	76.0	77.2
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	16.3	17.3
Other	0.3	0.4
Total debt obligations	1,992.9	1,997.1
Less current portion	216.3	17.1
Total debt obligations, less current portion	$1,776.6	$1,980.0

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

The 8 5/8% Senior Notes are Regal Cinemas’ general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas’ existing and future subordinated indebtedness, including the existing Regal Cinemas 9 3/8% Senior Subordinated Notes (the “Senior Subordinated Notes”).  The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas’ existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas’ subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the “Guarantors”). The guarantees of the 8 5/8% Senior Notes are the Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Guarantors’ existing and future senior unsecured indebtedness, including Regal’s 6¼% Convertible Senior Notes, and rank senior in right of payment to all of the Guarantors’ existing and future subordinated indebtedness, including the guarantees of the Senior Subordinated Notes.   The 8 5/8% Senior Notes are effectively subordinated to all of the Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Guarantors’ subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

Regal 6¼% Convertible Senior Notes— On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes due March 15, 2011 (the “6¼% Convertible Senior Notes”). Interest on the 6¼% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6¼% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6¼% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6¼% Convertible Senior Notes. On or after December 15, 2010, note holders will have the option to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change (as defined in the indenture to the 6¼% Convertible Senior Notes dated March 10, 2008), at the then-existing conversion price per share. Prior to December 15, 2010, note holders have the right, at their option, to convert their 6¼% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock, subject to certain limitations, unless previously purchased by us at the note holder’s option upon a fundamental change, at the then existing conversion price per share, subject to further adjustments described below, if:

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

On April 1, 2010, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes.

Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at April 1, 2010, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance enumerated in FASB Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging—Contracts in Equity’s Own Equity.  Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated deficit.

In 2008, we also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at the April 1, 2010 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.  Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of April 1, 2010). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

Application of ASC Subtopic 470-20

Effective January 2, 2009, the Company retrospectively adopted certain provisions of ASC Subtopic 470-20, Debt—Debt with Conversion and Other Options, related to the requirement that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense. Prior to the guidance in ASC Subtopic 470-20, U.S. generally accepted accounting principles provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature.  Our 6¼% Convertible Senior Notes are subject to ASC Subtopic 470-20.

We have determined that if the liability and equity component of the 6¼% Convertible Senior Notes had been separately valued at the time of their issuance on March 10, 2008, the amount allocated to long-term debt would have been $187.4 million and the amount allocated to equity would have been $12.6 million.  The effective interest rate on the 6¼% Convertible Senior Notes (based upon the Company’s estimated nonconvertible debt borrowing rate at the time of issuance) would have been approximately 8.7%.

During the quarters ended April 1, 2010 and April 2, 2009, the Company recorded approximately $1.1 million and $1.0 million, respectively, of non-cash interest expense on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during each of these periods was approximately $3.1 million.

As of April 1, 2010 and December 31, 2009, the carrying amounts of the $200.0 million 6¼% Convertible Senior Notes were approximately $195.7 million and $194.6 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million.  We anticipate recording additional non-cash interest expense on the 6¼% Convertible Senior Notes in the amount of $4.3 million (the unamortized discount as of April 1, 2010) through the March 2011 maturity date of the 6¼% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million.  As of April 1, 2010, the if-converted value of the 6¼% Convertible Senior Notes was approximately $200.0 million.

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

The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of Eurodollar rate loans, at the end of each interest period, but in no event less often than every three months. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in two equal installments, the first on June 30, 2013 and the second on October 27, 2013.  The Amended Senior Credit Facility is further described in Note 5 to the 2009 Audited Consolidated Financial Statements.

As further described in Note 5 to the 2009 Audited Consolidated Financial Statements, on January 20, 2009, Regal Cinemas entered into the First Amendment (the “Amendment”) to the Amended Senior Credit Facility. Upon the execution of the Amendment to the Amended Senior Credit Facility, Regal recorded approximately $9.6 million of new debt acquisition costs and incurred approximately $0.8 million of other third party costs.

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

As of April 1, 2010 and December 31, 2009, borrowings of $1,262.1 million and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.40% (as of April 1, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps described below is taken into account.

Interest Rate Swaps

As described in Note 5 to the 2009 Audited Consolidated Financial Statements, during the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009.  These four interest rate swap agreements hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82% as of April 1, 2010 and December 31, 2009.

Under the terms of the Company’s effective interest rate swap agreements as of April 1, 2010, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

As of April 1, 2010, the aggregate fair value the Company’s four interest rate swaps was determined to be approximately $(22.9) million, which was recorded as a component of “Other non-current liabilities” with a corresponding amount of $(13.9) million, net of tax, recorded to “Accumulated Other Comprehensive Loss, Net.”  As of December 31, 2009, the aggregate fair value the Company’s four interest rate swaps was determined to be approximately $(16.8) million, which was recorded as a component of “Other non-current liabilities” with a corresponding amount of $(10.3) million, net of tax, recorded to “Accumulated Other Comprehensive Loss, Net.”  These interest rate swaps exhibited no ineffectiveness during the quarters ended April 1, 2010 and April 2, 2009 and accordingly, the net losses on the swaps of $3.6 million and $5.8 million, respectively, were reported as a component of other comprehensive loss for the quarters ended April 1, 2010 and April 2, 2009. The fair value of the Company’s interest rate swaps is based on level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Other Long-Term Obligations—All other long-term obligations (including the Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the 2009 Audited Consolidated Financial Statements and incorporated by reference herein.

4. INCOME TAXES

The provision for income taxes of $11.1 million and $14.4 million for the quarters ended April 1, 2010 and April 2, 2009, respectively, reflect effective tax rates of approximately 40.4% and 40.3%, respectively.  The effective tax rates for the quarters ended April 1, 2010 and April 2, 2009 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at April 1, 2010 and December 31, 2009, totaling $13.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

Capital Stock

As of April 1, 2010, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of April 1, 2010, 130,561,991 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of April 1, 2010, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of April 1, 2010. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2009 Audited Consolidated Financial Statements.

Share Repurchase Program

During 2004, the Company’s board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company’s outstanding Class A common stock within a twelve month period. The share repurchase program expired in November 2009. Under the program, repurchases could be made from time to time as market conditions warranted, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares were retired upon repurchase. At retirement, the Company recorded treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. During 2005, the Company repurchased 520,386 shares of its outstanding Class A common stock at an aggregate cost of approximately $10.0 million. The Company made no repurchases of its outstanding Class A common stock under the program during the quarters ended April 1, 2010 and April 2, 2009.

Warrants

Other than disclosed in Note 3—“Debt Obligations” and Note 8—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of April 1, 2010.

Share-Based Compensation

In 2002, the Company established the 2002 Stock Incentive Plan (the “Incentive Plan”) for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 9 to the 2009 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

Stock Options

In connection with the July 1, 2003, June 2, 2004 and April 13, 2007 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, to $2.4407 to $16.1768 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,185,100, and an increase in the total number of authorized shares under the Incentive Plan to 18,269,213 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of April 1, 2010 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 527,929 shares of Class A common stock were outstanding under the Incentive Plan, and 1,306,770 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

There were no stock options granted during the quarters ended April 1, 2010 and April 2, 2009.  During the quarter ended April 2, 2009, the Company recognized less than $0.1 million of share-based compensation expense related to stock options.  Such expense is presented as a component of “General and administrative expenses.”  No share-based compensation expense was recognized during the quarter ended April 1, 2010.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the quarter ended April 1, 2010, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the quarter ended April 1, 2010. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  There were no exercises of stock options during the quarter ended April 2, 2009.

The following table represents stock option activity for the quarter ended April 1, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of quarter	569,757	$9.43	2.78
Granted	—	—
Exercised	(41,828)	12.23
Forfeited	—	—
Outstanding options at end of quarter	527,929	9.21	2.56
Exercisable options at end of quarter	527,929	9.21	2.56

Restricted Stock

As described in Note 9 to the 2009 Audited Consolidated Financial Statements, the Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  On January 13, 2010, 289,679 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $14.72 per share.

During the quarter ended April 1, 2010, the Company withheld approximately 61,266 shares of restricted stock at an aggregate cost of approximately $0.9 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 279,680 restricted stock awards.

During each of the quarters ended April 1, 2010 and April 2, 2009, the Company recognized approximately $1.1 million and $0.9 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of April 1, 2010, we have unrecognized compensation expense of $10.4 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended April 1, 2010:

Quarter Ended April 1, 2010
Unvested at beginning of quarter	971,568
Granted during the quarter	289,679
Vested during the quarter	(279,680)
Forfeited during the quarter	(1,040)
Unvested at end of quarter	980,527

During each of the quarters ended April 1, 2010 and April 2, 2009, the Company paid one cash dividend of $0.18 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each a “Performance Agreement”).  Our 2006 Performance Agreement covered performance share grants in the fiscal years ended December 28, 2006, December 27, 2007 and January 1, 2009, and is described in Note 9 to the 2009 Audited Consolidated Financial Statements.

In 2009, we adopted an amended and restated form of Performance Agreement.  On January 13, 2010, 311,953 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Performance Shares,” of our 2009 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2013 (the third anniversary of the grant date) set forth in the Performance Agreement.  Such performance shares vest on January 13, 2014 (the fourth anniversary of the grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $14.72 per share which approximates the grant date for fair value of the awards.

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

During the quarters ended April 1, 2010 and April 2, 2009, the Company recognized approximately $0.4 million and $0.7 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of “General and administrative expenses.”

The following table summarizes information about the Company’s number of performance shares for the quarter ended April 1, 2010:

Quarter Ended April 1, 2010
Unvested at beginning of quarter	999,330
Granted (based on target)	311,953
Cancelled/forfeited	(1,930)
Unvested at end of quarter	1,309,353

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.8 million shares of restricted stock could be issued providing the performance criteria maximums are met.

6. COMMITMENTS AND CONTINGENCIES

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

In prior years, private litigants and the DOJ had filed claims against us or our subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. From time to time, we still receive claims that the stadium seating offered by our theatres allegedly violates the ADA. In these instances, we seek to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

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

7. RELATED PARTY TRANSACTIONS

During each of the quarters ended April 1, 2010 and April 2, 2009, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters ended April 1, 2010 and April 2, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During fiscal 2006, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf.  During fiscal 2009, the ultimate financial terms of the management agreement were approved by the Company’s board of directors, which included a management fee payable to Regal based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal. The theatre opened in October 2009. During the quarter ended April 1, 2010, the Company received approximately $0.1 million from the Anschutz affiliate for management fees related to the theatre site. Finally, as of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.   This amount was paid to Regal during the quarter ended April 1, 2010.

8. EARNINGS PER SHARE

We compute earnings per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares and performance shares and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended April 1, 2010			Quarter ended April 2, 2009
	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$13.9		$2.6	$18.0		$3.3
Denominator:
Weighted average common shares outstanding (in thousands)	129,655		23,709	129,336		23,709
Basic earnings per share	$0.11		$0.11	$0.14		$0.14
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$13.9		$2.6	$18.0		$3.3
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2.6		—	3.3		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—		—
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—
Allocation of undistributed earnings	$16.5		$2.6	$21.3		$3.3
Denominator:
Number of shares used in basic computation (in thousands)	129,655		23,709	129,336		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—
Stock options	171		—	123		—
Restricted stock and performance shares	1,234		—	925		—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,769		23,709	154,093		23,709
Diluted earnings per share	$0.11		$0.11	$0.14		$0.14

(1)                                  No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The adoption of SFAS No. 167 had no impact on the Company’s consolidated financial position, cash flows and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and is effective for the Company as of April 1, 2010 except for certain disclosure requirements.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate the fair value of each class of financial instrument (see Note 3—“Debt Obligations” for discussion of the Company’s interest rate swap arrangements, including fair value estimation methods and assumptions) are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations and lease financing arrangements:

The fair value of the Amended Senior Credit Facility described in Note 3—“Debt Obligations,” which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of April 1, 2010 and December 31, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 8 5/8% Senior Notes and the 6¼% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of April 1, 2010 and December 31, 2009. The fair value of the Senior Subordinated Notes is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) for this issuance as of April 1, 2010 and December 31, 2009.  The aggregate carrying amounts and fair values of long-term debt at April 1, 2010 and December 31, 2009 consist of the following:

	April 1, 2010	December 31, 2009
	(In millions)
Carrying amount	$1,900.3	$1,902.2
Fair value	$1,938.1	$1,923.1

11. SUBSEQUENT EVENTS

On April 29, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 15, 2010, to stockholders of record on June 3, 2010.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

APRIL 1, 2010

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$270.8	$50.8	$—	$321.6
Trade and other receivables, net	—	—	20.8	1.2	—	22.0
Other current assets	—	—	29.6	6.9	—	36.5
TOTAL CURRENT ASSETS	—	—	321.2	58.9	—	380.1
Property and equipment, net	—	—	1,725.4	49.8	(12.3)	1,762.9
Goodwill	—	—	171.7	7.1	—	178.8
Intangible assets, net	—	—	10.8	—	—	10.8
Deferred income tax asset	2.1	—	107.9	—	(23.3)	86.7
Other non-current assets	1.5	1,599.5	319.1	67.2	(1,817.7)	169.6
TOTAL ASSETS	$3.6	$1,599.5	$2,656.1	$183.0	$(1,853.3)	$2,588.9

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$195.7	$13.0	$—	$13.4	$(5.8)	$216.3
Accounts payable	0.1	—	146.5	9.6	—	156.2
Accrued expenses and other liabilities	67.4	8.5	158.6	8.7	(66.7)	176.5
TOTAL CURRENT LIABILITIES	263.2	21.5	305.1	31.7	(72.5)	549.0
Long-term debt, less current portion	—	1,691.6	0.1	—	—	1,691.7
Lease financing arrangements, less current portion	—	—	70.6	—	—	70.6
Capital lease obligations, less current portion	—	—	12.9	1.4	—	14.3
Deferred income tax liability	—	—	—	23.3	(23.3)	—
Other liabilities	—	0.1	496.0	27.9	—	524.0
TOTAL LIABILITIES	263.2	1,713.2	884.7	84.3	(95.8)	2,849.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(259.6)	(113.7)	1,772.7	98.5	(1,757.5)	(259.6)
Noncontrolling interest	—	—	(1.3)	0.2	—	(1.1)
TOTAL EQUITY (DEFICIT)	(259.6)	(113.7)	1,771.4	98.7	(1,757.5)	(260.7)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3.6	$1,599.5	$2,656.1	$183.0	$(1,853.3)	$2,588.9

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$267.7	$60.4	$—	$328.1
Trade and other receivables, net	—	—	66.9	2.1	—	69.0
Other current assets	—	6.7	15.2	1.7	8.2	31.8
TOTAL CURRENT ASSETS	—	6.7	349.8	64.2	8.2	428.9
Property and equipment, net	—	—	1,778.2	52.8	(12.3)	1,818.7
Goodwill and other intangible assets	—	—	183.4	7.1	—	190.5
Deferred income tax asset	1.8	—	104.3	—	(28.0)	78.1
Other non-current assets	1.9	1,638.3	218.1	59.5	(1,796.3)	121.5
TOTAL ASSETS	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$9.8	$—	$13.1	$(5.8)	$17.1
Accounts payable	0.3	—	185.0	13.2	—	198.5
Accrued expenses and other liabilities	54.9	17.8	153.6	5.9	(51.3)	180.9
TOTAL CURRENT LIABILITIES	55.2	27.6	338.6	32.2	(57.1)	396.5
Long-term debt, less current portion	194.6	1,697.8	0.2	—	—	1,892.6
Lease financing arrangements, less current portion	—	—	72.0	—	—	72.0
Capital lease obligations, less current portion	—	—	13.9	1.5	—	15.4
Deferred income tax liability	—	—	—	19.8	(19.8)	—
Other liabilities	—	17.0	462.2	28.9	—	508.1
TOTAL LIABILITIES	249.8	1,742.4	886.9	82.4	(76.9)	2,884.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(246.1)	(97.4)	1,748.0	100.9	(1,751.5)	(246.1)
Noncontrolling interest	—	—	(1.1)	0.3	—	(0.8)
TOTAL EQUITY (DEFICIT)	(246.1)	(97.4)	1,746.9	101.2	(1,751.5)	(246.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED APRIL 1, 2010

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$665.4	$55.9	$(1.5)	$719.8
OPERATING EXPENSES:
Film rental and advertising costs	—	—	247.1	19.6	—	266.7
Cost of concessions	—	—	24.2	2.5	—	26.7
Rent expense	—	—	84.8	9.9	—	94.7
Other operating expenses	—	—	180.0	18.9	—	198.9
General and administrative expenses	0.1	—	15.6	1.7	(1.5)	15.9
Depreciation and amortization	—	—	53.1	3.1	—	56.2
Net loss on disposal and impairment of operating assets	—	—	10.3	2.8	—	13.1
TOTAL OPERATING EXPENSES	0.1	—	615.1	58.5	(1.5)	672.2
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	50.3	(2.6)	—	47.6
OTHER EXPENSE (INCOME):
Interest expense, net	4.7	29.2	1.9	0.2	—	36.0
Earnings recognized from NCM	—	—	(16.7)	—	—	(16.7)
Other, net	(19.2)	(36.8)	(20.2)	—	77.0	0.8
TOTAL OTHER EXPENSE (INCOME), NET	(14.5)	(7.6)	(35.0)	0.2	77.0	20.1
INCOME (LOSS) BEFORE INCOME TAXES	14.4	7.6	85.3	(2.8)	(77.0)	27.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1.9)	(11.6)	25.3	(0.7)	—	11.1
NET INCOME (LOSS)	16.3	19.2	60.0	(2.1)	(77.0)	16.4
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$16.3	$19.2	$60.1	$(2.1)	$(77.0)	$16.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED APRIL 2, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$613.0	$54.2	$(1.6)	$665.6
OPERATING EXPENSES:
Film rental and advertising costs	—	—	211.6	18.1	—	229.7
Cost of concessions	—	—	21.8	2.2	—	24.0
Rent expense	—	—	83.4	9.5	—	92.9
Other operating expenses	—	—	168.2	17.7	—	185.9
General and administrative expenses	0.1	—	15.0	1.8	(1.6)	15.3
Depreciation and amortization	—	—	46.9	3.0	—	49.9
Net loss (gain) on disposal and impairment of operating assets	—	—	3.8	1.6	—	5.4
TOTAL OPERATING EXPENSES	0.1	—	550.7	53.9	(1.6)	603.1
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	62.3	0.3	—	62.5
OTHER EXPENSE (INCOME):
Interest expense, net	4.7	30.1	2.4	(0.1)	0.1	37.2
Earnings recognized from NCM	—	—	(10.6)	—	—	(10.6)
Other, net	(24.1)	(54.4)	(16.0)	—	94.7	0.2
TOTAL OTHER EXPENSE (INCOME), NET	(19.4)	(24.3)	(24.2)	(0.1)	94.8	26.8
INCOME BEFORE INCOME TAXES	19.3	24.3	86.5	0.4	(94.8)	35.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2.0)	—	15.9	0.5	—	14.4
NET INCOME (LOSS)	21.3	24.3	70.6	(0.1)	(94.8)	21.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$21.3	$24.3	$70.6	$(0.1)	$(94.8)	$21.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

QUARTER ENDED APRIL 1, 2010

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5.8)	$—	$92.1	$(8.4)	$—	$77.9
Cash Flows from Investing Activities:					—
Capital expenditures	—	—	(19.9)	(1.2)	—	(21.1)
Proceeds from disposition of assets	—	—	0.1	—	—	0.1
Investment in DCIP and other	—	—	(29.7)	—	—	(29.7)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(49.5)	(1.2)		(50.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(27.8)	—	—	—	—	(27.8)
Cash received (paid) to/from REG Parent Company	34.0	(34.0)	—	—	—	—
Cash received (paid) to/from subsidiary	—	34.0	(34.0)	—	—	—
Net payments on long-term obligations	—	—	(5.5)	—	—	(5.5)
Cash used to purchase treasury shares and other	(0.9)	—	—	—	—	(0.9)
Proceeds from stock option exercises	0.5	—	—	—	—	0.5
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5.8	—	(39.5)	—	—	(33.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	3.1	(9.6)	—	(6.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$270.8	$50.8	$—	$321.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

QUARTER ENDED APRIL 2, 2009

(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.2)	$—	$98.3	$(3.7)	$—	$88.4
Cash Flows from Investing Activities:
Capital expenditures	—	—	(25.3)	(2.6)	—	(27.9)
Proceeds from disposition of assets	—	—	0.2	0.2	—	0.4
NET CASH USED IN INVESTING ACTIVITIES	—	—	(25.1)	(2.4)	—	(27.5)
Cash Flows from Financing Activities:
Cash used to pay dividends	(27.7)	—	—	—	—	(27.7)
Cash received (paid) to/from REG Parent Company	34.4	(34.4)	—	—	—	—
Cash received (paid) to/from subsidiary	—	34.4	(34.4)	—	—	—
Net payments on long-term obligations	—	—	(6.2)	(0.1)	—	(6.3)
Cash used to purchase treasury shares and other	(0.5)	—	—	—	—	(0.5)
Payment of debt acquisition costs and other	—	—	(9.6)	—	—	(9.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.2	—	(50.2)	(0.1)	—	(44.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	23.0	(6.2)	—	16.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	117.1	53.1	—	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$140.1	$46.9	$—	$187.0

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 1, 2010 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 31, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,739 screens in 545 theatres in 38 states and the District of Columbia as of April 1, 2010. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Amended Senior Credit Facility.  As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Senior Credit Facility. See Note 3—”Debt Obligations” for further discussion of this transaction.

On February 12, 2007, we, along with AMC and Cinemark formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  As further described in Note 2—”Investments,” on March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.  As part of the closing, the Company made the DCIP Contributions.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value of such equipment. Such amount has been presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the quarter ended April 1, 2010.  During the quarters ended April 1, 2010 and April 2, 2009, the Company recorded losses of $0.8 million and $0.6 million, respectively, representing its share of the net loss of DCIP.  Such amounts are presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income.  After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of April 1, 2010, while continuing to maintain a one-third voting interest along with AMC and Cinemark.

On March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million and as a result, on a fully diluted basis, we own a 24.8% interest in NCM, Inc. as of April 1, 2010.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and “Results of Operations” below.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2010 were estimated to have increased by approximately 11% in comparison to the first fiscal quarter of 2009. The industry’s box office results were positively impacted by ticket price increases, growth in attendance from premium-priced IMAX® and 3D films, including the record-breaking performance of Avatar.

Our total revenues for the quarter ended April 1, 2010 (“Q1 2010 Period”) were $719.8 million and consisted of $506.0 million of admissions revenues, $185.0 million of concessions revenues and $28.8 million of other operating revenues, and increased approximately 8.1% from total revenues of $665.6 million for the quarter ended April 2, 2009 (“Q1 2009 Period”).

Total admissions revenues increased $46.5 million during the Q1 2010 Period, or 10.1%, to $506.0 million, from $459.5 million in the Q1 2009 Period primarily due to a 9.2% increase in average ticket prices and a 0.7% increase in attendance.  The overall increase in attendance during the Q1 2010 Period was primarily a result of incremental attendance from films exhibited in IMAX® and 3D formats, such as Avatar and Alice in Wonderland.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX® and 3D films exhibited during the Q1 2010 Period were the primary drivers of the increase in our Q1 2010 Period average ticket prices. Based on our review of certain industry sources, the 10.7% increase in our admissions revenues on a per screen basis was in line with the industry’s results for the Q1 2010 Period as compared to Q1 2009 Period.

During the Q1 2010 Period, we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Q1 2010 Period totaled approximately $27.8 million.

•                  We continued to expand our use of new technologies to enhance the movie-going experience and broaden our content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, allow us to offer our patrons premium 3D and large format movie experiences that we believe generate incremental revenue for the Company. As of April 1, 2010, we operated 43 IMAX® screens and operated 543 additional screens outfitted with digital projection systems, 527 of which are digital 3D capable. In addition, we ultimately expect to outfit all of our screens with digital projection systems, with at least 1,500 screens being digital 3D capable. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios.

•                  Finally, we closed three underperforming theatres and 29 screens, ending the Q1 2010 Period with 545 theatres and 6,739 screens.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q1 2010 Period and the Q1 2009 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q1 2010 Period		Q1 2009 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$506.0	70.3%	$459.5	69.0%
Concessions	185.0	25.7	179.4	27.0
Other operating revenue	28.8	4.0	26.7	4.0
Total revenues	719.8	100.0	665.6	100.0
Operating expenses:
Film rental and advertising costs(1)	266.7	52.7	229.7	50.0
Cost of concessions(2)	26.7	14.4	24.0	13.4
Rent expense(3)	94.7	13.2	92.9	14.0
Other operating expenses(3)	198.9	27.6	185.9	27.9
General and administrative expenses (including share-based compensation expense of $1.5 and $1.6 for the Q1 2010 Period and the Q1 2009 Period, respectively (3)	15.9	2.2	15.3	2.3
Depreciation and amortization(3)	56.2	7.8	49.9	7.5
Net loss on disposal and impairment of operating assets(3)	13.1	1.8	5.4	0.8
Total operating expenses(3)	672.2	93.4	603.1	90.6
Income from operations(3)	47.6	6.6	62.5	9.4
Interest expense, net(3)	36.0	5.0	37.2	5.6
Earnings recognized from NCM(3)	(16.7)	2.3	(10.6)	1.6
Provision for income taxes(3)	11.1	1.5	14.4	2.2
Net income attributable to controlling interest(3)	$16.5	2.3	$21.3	3.2
Attendance	58.6	*	58.2	*
Average ticket price(4)	$8.63	*	$7.90	*
Average concessions revenues per patron(5)	$3.16	*	$3.08	*

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

Q1 2010 Period Compared to Q1 2009 Period

Admissions

Total admissions revenues increased $46.5 million during the Q1 2010 Period, or 10.1%, to $506.0 million, from $459.5 million in the Q1 2009 Period primarily due to a 9.2% increase in average ticket prices and a 0.7% increase in attendance.  The overall increase in attendance during the Q1 2010 Period was primarily a result of incremental attendance from films exhibited in IMAX® and 3D formats, such as Avatar and Alice in Wonderland.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced IMAX® and 3D films exhibited during the Q1 2010 Period were the primary drivers of the increase in our Q1 2010 Period average ticket prices. Based on our review of certain industry sources, the 10.7% increase in our admissions revenues on a per screen basis was in line with the industry’s results for the Q1 2010 Period as compared to Q1 2009 Period.

Concessions

During the Q1 2010 Period, total concessions revenues increased $5.6 million, or 3.1%, to $185.0 million, from $179.4 million for the Q1 2009 Period. Average concessions revenues per patron during the Q1 2010 Period increased 2.6%, to $3.16, from $3.08 for the Q1 2009 Period. The increase in total concessions revenues during the Q1 2010 Period was attributable to an increase in average concessions revenues per patron and a slight increase in attendance during the period. The increase in average concessions revenues per patron for the Q1 2010 Period were primarily a result of price increases and also benefitted from the concession friendly mix of film product exhibited during the Q1 2010 Period.

Other Operating Revenue

Other operating revenue increased $2.1 million, or 0.8%, to $28.8 million for the Q1 2010 Period, from $26.7 million for the Q1 2009 Period. Included in other operating revenue are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenue during the Q1 2010 Period was primarily driven by increases in other theatre revenues, revenues related to our gift card and discount ticket programs and marketing revenues from our vendor marketing programs.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 52.7% during the Q1 2010 Period from 50.0% in the Q1 2009 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2010 Period was primarily attributable to higher film costs associated with the success of Avatar, partially offset by a reduction in newspaper advertising costs during the Q1 2010 Period.

Cost of Concessions

During the Q1 2010 Period, cost of concessions increased $2.7 million, or 11.3% as compared to the Q1 2009 Period. Cost of concessions as a percentage of concessions revenues for the Q1 2010 Period was approximately 14.4% compared to 13.4% for the Q1 2009 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q1 2010 Period was primarily related to a shift in the mix of products comprising our concessions revenue.

Rent Expense

Rent expense increased by $1.8 million, or 1.9% to $94.7 million in the Q1 2010 Period, from $92.9 million in the Q1 2009 Period. The increase in rent expense during the Q1 2010 Period was primarily due to increases in contingent rent associated with the increase in total revenues.

Other Operating Expenses

Other operating expenses increased $13.0 million, or 7.0%, to $198.9 million in the Q1 2010 Period, from $185.9 million in the Q1 2009 Period. The increase in other operating expenses during the Q1 2010 Period as compared to the Q1 2009 Period was attributable to increased costs associated with higher IMAX® and 3D film revenues, inflationary increases in theatre-level payroll and non-rent occupancy costs and increases in credit card processing fees.

General and Administrative Expenses

For the Q1 2010 Period, general and administrative expenses increased $0.6 million, or 3.9%, to $15.9 million as compared to $15.3 million in the Q1 2009 Period. As a percentage of total revenues, general and administrative expenses remained relatively consistent during the Q1 2010 Period and the Q1 2009 Period. The slight increase in general and administrative expenses during the Q1 2010 Period was primarily attributable to increases in corporate payroll costs, partially offset by a slight reduction in legal and professional fees during such period.

Depreciation and Amortization

Depreciation and amortization expense increased $6.3 million, or 12.6%, to $56.2 million for the Q1 2010 Period, from $49.9 million in the Q1 2009 Period. The increase in depreciation and amortization expense during the Q1 2010 Period as compared to the Q1 2009 Period was primarily due to accelerated depreciation of $7.0 million related to the replacement of 35mm projectors in connection with our conversion to digital projection systems, partially offset by lower capital expenditures during the Q1 2010 Period.

Income from Operations

During the Q1 2010 Period, income from operations decreased $14.9 million, or 23.8%, to $47.6 million, from $62.5 million in the Q1 2009 Period. The overall decrease in income from operations during the Q1 2010 Period as compared to the Q1 2009 Period was primarily driven by the increase in film rental and advertising costs and to a lesser extent, increases in cost of concessions, rent expense, other operating expenses, general and administrative expenses, depreciation and amortization expenses and net loss on disposal and impairment of operating assets ($13.1 million and $5.4 million, respectively, for the Q1 2010 Period and Q1 2009 Period).

Interest Expense, net

Net interest expense totaled $36.0 million for the Q1 2010 Period, which represents a decrease of $1.2 million, or 3.2%, from that of the Q1 2009 Period. The decrease in net interest expense during the Q1 2010 Period was principally due to a lower effective interest rate on our Term Facility as a result of a change in our interest rate swap portfolio during fiscal 2009 and incremental interest income ($0.7 million and $0.3 million, respectively, for the Q1 2010 Period and the Q1 2009 Period) during such period, partially offset by incremental interest expense related to the fiscal 2009 issuance of the 8 5/8% Senior Notes.

Earnings Recognized from NCM

The Company received $19.4 million and $12.4 million, respectively, in cash distributions from National CineMedia during the Q1 2010 Period and Q1 2009 Period. Approximately $3.3 million and $1.8 million, respectively, of these cash distributions received during the Q1 2010 Period and the Q1 2009 Period were recognized as a reduction in our investment in National CineMedia. In addition, during the Q1 2010 Period and the Q1 2009 Period, the Company recorded approximately $0.6 million and less than $0.1 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia.  As a result, during the Q1 2010 Period and the Q1 2009 Period, the Company recognized $16.7 million and $10.6 million, respectively, of earnings from National CineMedia. Such amounts are presented as “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income. The increase in earnings recognized from National CineMedia during the Q1 2010 Period was primarily attributable to incremental earnings of National CineMedia and the timing in their contractually committed cash distributions to the Company.

Income Taxes

The provision for income taxes of $11.1 million and $14.4 million for the Q1 2010 Period and the Q1 2009 Period, respectively, reflect effective tax rates of approximately 40.4% and 40.3%, respectively.   The effective tax rates for the Q1 2010 Period and the Q1 2009 Period reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q1 2010 Period, net income attributable to controlling interest totaled $16.5 million, which represents a decrease of $4.8 million, from net income attributable to controlling interest of $21.3 million in the Q1 2009 Period. The decrease in net income attributable to controlling interest for the Q1 2010 Period was primarily attributable to a decrease in operating income partially offset by less net interest expense and incremental earnings recognized from National CineMedia described above.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2010 Period and the Q1 2009 Period (in millions):

	Q1 2010 Period	Q1 2009 Period
Net cash provided by operating activities	$77.9	$88.4
Net cash used in investing activities	(50.7)	(27.5)
Net cash used in financing activities	(33.7)	(44.1)
Net increase (decrease) in cash and cash equivalents	$(6.5)	$16.8

Q1 2010 Period Compared to Q1 2009 Period

Net cash flows provided by operating activities decreased by approximately $10.5 million to approximately $77.9 million for the Q1 2010 Period from approximately $88.4 million for the Q1 2009 Period. The decrease in net cash flows generated from operating activities for the Q1 2010 Period was primarily attributable to an increase in working capital, primarily due to the timing of certain Q1 2010 Period vendor payments.

Net cash flows used in investing activities totaled approximately $50.7 million for the Q1 2010 Period compared to cash flows used in investing activities of approximately $27.5 million for the Q1 2009 Period. Contributing to the increase in cash flows used in investing activities during the Q1 2010 Period was the impact of approximately $29.6 million of cash contributions effected to DCIP during the Q1 2010 Period, partially offset by lower capital expenditures during the Q1 2010 Period.

Net cash flows used in financing activities were approximately $33.7 million for the Q1 2010 Period compared to cash flows used in financing activities of approximately $44.1 million for the Q1 2009 Period. The net decrease in cash flows used in financing activities during the Q1 2010 Period was primarily attributable to approximately $9.6 million of debt acquisition costs incurred during the Q1 2009 Period related to the Amendment to the Amended Senior Credit Facility.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6¼% Convertible Senior Notes.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $75.0 million to $90.0 million in fiscal year 2010, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Q1 2010 Period, we invested approximately $21.1 million in capital expenditures.

On March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s completed financing raised an aggregate of $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark.  Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC. and made the DCIP Contributions. The Company recorded such DCIP Contributions as an increase in its investment in DCIP, which included the fair value of the 200 existing digital projection systems, as determined by an independent appraisal.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value of such equipment.  After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of April 1, 2010, while continuing to maintain a one-third voting interest along with AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a 12-year term with 10 one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. The completed financing is expected to cover the cost of conversion for approximately 70% of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems, with at least 1,500 screens being digital 3D capable and intend to complete the conversion of our entire circuit in approximately three to four years.  As of April 1, 2010, we operated 543 screens outfitted with digital projection systems, 527 of which are digital 3D capable.

During the early stage of deployment, the Company expects to focus on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. We believe the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company. We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios.

As described more fully in Note 2—”Investments,” on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million and as a result, on a fully diluted basis, we own a 24.8% interest in NCM, Inc. as of April 1, 2010.

Regal Cinemas maintains its Amended Senior Credit Facility, which consists of the Term Facility in an aggregate original principal amount of $1,700.0 million and the Revolving Facility in an aggregate principal amount of up to $95.0 million. The Revolving Facility has a separate sublimit of $10.0 million for short-term loans and a sublimit of $30.0 million for letters of credit. The Term Facility will mature on October 27, 2013 and the Revolving Facility will mature on October 27, 2011.

As described more fully in Note 5 to the 2009 Audited Consolidated Financial Statements, on January 20, 2009, Regal Cinemas entered into the Amendment to the Amended Senior Credit Facility. Under the Amendment, (i) the Applicable Margin, as defined in the Amendment, for revolving loans under the Revolving Facility and for term loans under the Term Facility (each of which are determined by reference to the then-applicable Consolidated Leverage Ratio) was increased by 2.0%, (ii) Regal Cinemas’ ability to elect interest periods for LIBOR borrowings was limited to interest periods of 2, 3, 6 or (if available to all lenders) 12 months, with 1 month interest periods no longer being available, and (iii) Regal Cinemas may exclude a minimum of $100.0 million, but not more than $200.0 million, of Subordinated Debt, as defined in the Amendment, that is used to repay amounts outstanding under the Term Loan from certain financial covenant calculations.

On July 15, 2009, Regal Cinemas Corporation issued $400.0 million in aggregate principal amount of 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. The 8 5/8% Senior Notes bear interest at a rate of 8 5/8% per year, payable semiannually in arrears in cash on July 15 and January 15 of each year, commencing on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds to repay a portion of the Amended Senior Credit Facility. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Amended Credit Facility. See Note 3—”Debt Obligations” for further discussion of this transaction.

As of April 1, 2010, we had approximately $1,262.1 million aggregate principal amount outstanding under the Term Facility, $391.0 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $195.7 million aggregate principal amount outstanding (net of debt discount) under the 6¼% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Senior Subordinated Notes. As of April 1, 2010, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $92.3 million available for drawing under the Revolving Facility.

During the Q1 2010 Period, Regal paid one quarterly cash dividend of $0.18 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $27.8 million in the aggregate. Further, on April 29, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 15, 2010, to stockholders of record on June 3, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was approximately $119.8 million and $122.8 million for the Q1 2010 Period and the Q1 2009 Period, respectively. The decrease in EBITDA during the Q1 2010 Period was primarily attributable to a decrease in operating income during such period.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q1 2010 Period	Q1 2009 Period
EBITDA	$119.8	$122.8
Interest expense, net	(36.0)	(37.2)
Provision for income taxes	(11.1)	(14.4)
Deferred income taxes	(6.2)	(1.6)
Changes in operating assets and liabilities	(10.6)	4.4

Other items, net	22.0	14.4
Net cash provided by operating activities	$77.9	$88.4

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of April 1, 2010, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of April 1, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 9—“Recent Accounting Pronouncements” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this Form 10-Q, which information is incorporated by reference herein.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations as of April 1, 2010) described in Note 3—“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of April 1, 2010 and December 31, 2009, borrowings of $1,262.1 million and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.40% (as of April 1, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of April 1, 2010, would increase or decrease interest expense by $1.7 million for the quarter ended April 1, 2010.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 1, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 1, 2010, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 1, 2010 with the Commission (File No. 001-31315) for the fiscal year ended December 31, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED APRIL 1, 2010

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	20,376	$14.84	—	$—
February 1, 2010 – February 28, 2010	—	—	—	—
March 1, 2010 – April 1, 2010	40,890	15.22	—	—
Total	61,266	$15.09	—	$—

(1)                                  During the quarter ended April 1, 2010, the Company withheld approximately 61,266 shares of restricted stock at an aggregate cost of approximately $0.9 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description
10.1

Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference).

10.2(1)(2)	Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010.

10.3(1)(2)	Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32(2)	Section 1350 Certifications.

(1)  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.

(2)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 4, 2010	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2010	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference).

10.2(1)(2)	Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010.

10.3(1)(2)	Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32(2)	Section 1350 Certifications.

(1)  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.

(2) Filed herewith.