Form 10-Q
period 2010-07-01
REGAL ENTERTAINMENT GROUP
filed 2010-08-06
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2010

Commission file number: 001-31315

Regal Entertainment Group

(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865-922-1123

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class A Common Stock—130,571,146 shares outstanding at August 2, 2010

Class B Common Stock—23,708,639 shares outstanding at August 2, 2010

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	July 1, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225.1	$328.1
Trade and other receivables	75.5	69.0
Inventories	14.6	12.3
Prepaid expenses and other current assets	27.1	8.6
Assets held for sale	0.3	0.6
Deferred income tax asset	9.7	10.3
TOTAL CURRENT ASSETS	352.3	428.9
PROPERTY AND EQUIPMENT:
Land	132.2	118.6
Buildings and leasehold improvements	1,965.3	1,921.4
Equipment	986.5	1,016.3
Construction in progress	4.7	8.8
Total property and equipment	3,088.7	3,065.1
Accumulated depreciation and amortization	(1,326.1)	(1,246.4)
TOTAL PROPERTY AND EQUIPMENT, NET	1,762.6	1,818.7
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	24.2	11.7
DEFERRED INCOME TAX ASSET	93.5	78.1
OTHER NON-CURRENT ASSETS	163.6	121.5
TOTAL ASSETS	$2,575.0	$2,637.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$217.1	$17.1
Accounts payable	176.7	198.5
Accrued expenses	65.2	65.2
Deferred revenue	90.9	93.9
Interest payable	22.1	21.8
TOTAL CURRENT LIABILITIES	572.0	396.5
LONG-TERM DEBT, LESS CURRENT PORTION	1,676.8	1,892.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	68.7	72.0
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	14.0	15.4
NON-CURRENT DEFERRED REVENUE	344.0	341.2
OTHER NON-CURRENT LIABILITIES	183.0	166.9
TOTAL LIABILITIES	2,858.5	2,884.6
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,571,146 and 130,292,790 shares issued and outstanding at July 1, 2010 and December 31, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at July 1, 2010 and December 31, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(280.1)	(282.9)
Retained earnings	13.2	47.0
Accumulated other comprehensive loss, net	(15.5)	(10.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(282.3)	(246.1)
Noncontrolling interest	(1.2)	(0.8)
TOTAL DEFICIT	(283.5)	(246.9)
TOTAL LIABILITIES AND DEFICIT	$2,575.0	$2,637.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended July 1, 2010	Quarter Ended July 2, 2009	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
REVENUES:
Admissions	$506.0	$541.7	$1,012.0	$1,001.2
Concessions	192.6	214.9	377.6	394.3
Other operating revenues	32.1	32.6	60.9	59.3
TOTAL REVENUES	730.7	789.2	1,450.5	1,454.8
OPERATING EXPENSES:
Film rental and advertising costs	269.8	293.4	536.5	523.1
Cost of concessions	26.8	31.7	53.5	55.7
Rent expense	94.3	95.6	189.0	188.5
Other operating expenses	199.6	195.8	398.5	381.7
General and administrative expenses (including share-based compensation of $2.1 and $1.0 for the quarters ended July 1, 2010 and July 2, 2009, respectively, and $3.6 and $2.6 for the two quarters ended July 1, 2010 and July 2, 2009, respectively)	17.2	15.4	33.1	30.7
Depreciation and amortization	54.4	50.5	110.6	100.4
Net loss on disposal and impairment of operating assets	2.6	10.5	15.7	15.9
TOTAL OPERATING EXPENSES	664.7	692.9	1,336.9	1,296.0
INCOME FROM OPERATIONS	66.0	96.3	113.6	158.8
OTHER EXPENSE (INCOME):
Interest expense, net	35.7	37.0	71.7	74.2
Loss on extinguishment of debt	18.4	—	18.4	—
Earnings recognized from NCM	(3.3)	(8.8)	(20.0)	(19.4)
Other, net	6.2	0.8	7.0	1.0
TOTAL OTHER EXPENSE, NET	57.0	29.0	77.1	55.8
INCOME BEFORE INCOME TAXES	9.0	67.3	36.5	103.0
PROVISION FOR INCOME TAXES	4.3	26.9	15.4	41.3
NET INCOME	4.7	40.4	21.1	61.7
NONCONTROLLING INTEREST, NET OF TAX	0.1	0.1	0.2	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$4.8	$40.5	$21.3	$61.8
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.03	$0.26	$0.14	$0.40
Diluted	$0.03	$0.26	$0.14	$0.40
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,405	153,051	153,386	153,048
Diluted	154,447	154,075	154,609	154,084
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21.1	$61.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.6	100.4
Amortization of debt discount	3.0	2.0
Amortization of debt acquisition costs	3.9	4.6
Share-based compensation expense	3.6	2.6
Deferred income tax benefit	(12.4)	(4.3)
Net loss on disposal and impairment of operating assets	15.7	15.9
Equity in loss of non-consolidated entities and other	5.3	0.6
Excess cash distribution on NCM shares	3.6	3.3
Loss on extinguishment of debt	18.4	—
Non-cash rent expense	1.3	3.7
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	(1.6)	29.6
Inventories	(2.3)	(4.3)
Prepaid expenses and other assets	(11.2)	(13.5)
Accounts payable	(21.8)	26.3
Income taxes payable	0.8	11.0
Deferred revenue	(6.1)	2.3
Accrued expenses and other liabilities	(5.3)	(5.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	126.6	236.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54.2)	(60.9)
Proceeds from disposition of assets	20.4	0.4
Cash used for acquisition	(55.0)	—
Investment in DCIP	(29.8)	(1.5)
Distributions to partnership	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(118.7)	(62.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(55.5)	(55.4)
Net payments on long-term obligations	(23.1)	(11.9)
Debt discount paid on amended senior credit facility	(12.5)	—
Payment of debt acquisition costs	(19.6)	(9.6)
Cash used to purchase treasury shares and other	(0.9)	(0.5)
Proceeds from stock option exercises	0.7	0.1
NET CASH USED IN FINANCING ACTIVITIES	(110.9)	(77.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103.0)	97.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	328.1	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225.1	$267.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$45.5	$13.8
Cash paid for interest	$65.9	$69.5
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$5.9	$7.0
Investment in DCIP	$12.6	$—
Property and equipment acquired with debt	$13.3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 1, 2010 AND JULY 2, 2009

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

Regal operates the largest theatre circuit in the United States, consisting of 6,777 screens in 547 theatres in 38 states and the District of Columbia as of July 1, 2010.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of July 1, 2010, the Company managed its business under one reportable segment: theatre exhibition operations.

For a discussion of significant transactions that have occurred through December 31, 2009, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 1, 2010 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended December 31, 2009 (the “2009 Audited Consolidated Financial Statements”).

On February 12, 2007, we, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  As further described in Note 3—“Investments,” on March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  As part of the closing, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the two quarters ended July 1, 2010.  After giving effect to the equity contributions, the Company holds a 46.7% economic interest in DCIP as of July 1, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark.

As discussed further in Note 3—“Investments,” in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, LLC (“National CineMedia”), on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million. On a fully diluted basis, we own a 23.3% interest in National CineMedia, Inc. (“NCM, Inc.”) as of July 1, 2010.

As described further in Note 4—“Debt Obligations,” on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders party thereto which amends, restates and refinances its fifth amended and restated credit agreement.  The sixth amended and restated credit agreement consists of a term loan facility in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  Proceeds of the term loan facility (approximately $1,237.5 million, net of a $12.5 million debt discount) were applied to refinance the term loan under the fifth amended and restated credit agreement, which had an aggregate principal balance of approximately $1,262.1 million.  Upon the execution of the sixth amended and restated credit agreement, Regal recognized a loss on debt extinguishment of approximately $18.4 million.

On May 24, 2010 and June 24, 2010, the Company acquired a total of eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.  See Note 2—“Acquisition” for further discussion of this transaction.

Total comprehensive income for the quarters ended July 1, 2010 and July 2, 2009 was $3.2 million and $45.4 million, respectively.  Total comprehensive income for the two quarters ended July 1, 2010 and July 2, 2009 was $16.1 million and $61.3 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive loss, net of tax, related to the change in the aggregate unrealized loss on the Company’s interest rate swap arrangements during each of the quarters and two quarters ended July 1, 2010 and July 2, 2009. The Company’s interest rate swap arrangements are further described in Note 4—“Debt Obligations.”

During the two quarters ended July 1, 2010, Regal paid two quarterly cash dividends of $0.18 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $55.5 million in the aggregate.

The Company has prepared the unaudited condensed consolidated balance sheet as of July 1, 2010 and the unaudited condensed consolidated statements of income and cash flows for the quarters and two quarters ended July 1, 2010 and July 2, 2009 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 2009 unaudited condensed consolidated balance sheet information is derived from the 2009 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended July 1, 2010 are not necessarily indicative of the operating results that may be achieved for the full 2010 fiscal year.

2. ACQUISITION

Acquisition of Eight AMC Theatres

On May 24, 2010 and June 24, 2010, the Company acquired a total of eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. The Company purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $0.2 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $55.0 million was directly allocated to the other five AMC theatres using the acquisition method of accounting.  Accordingly, the total cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party valuation.  The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Property and equipment, net	$40.6
Intangible assets	14.4
Total purchase price	$55.0

The transaction included the acquisition of certain identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years.  During the quarter ended July 1, 2010, the Company recognized less than $0.1 million of amortization related to these intangible assets. Unaudited pro forma results of operations for the quarters and two quarters ended July 1, 2010 and July 2, 2009 to include the above acquisition have not been presented herein because the impact was inconsequential to the historical unaudited consolidated statements of income presented herein.

3. INVESTMENTS

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s financing raised an aggregate of approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark.  Concurrent with closing, the Company entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively the “Digital Cinema Agreements”) with Kasima, LLC, a wholly owned subsidiary of DCIP and related party to the Company.  Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively the “DCIP Contributions”). The Company recorded such DCIP Contributions as an increase in its investment in DCIP.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the two quarters ended July 1, 2010.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of July 1, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.  The Company’s investment in DCIP is included as a component of “Other non-current assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in DCIP for the two quarters ended July 1, 2010 are as follows (in millions):

Balance as of December 31, 2009	$0.7
Equity contributions (1)	42.3
Equity in loss of DCIP(2)	(7.0)
Balance as of July 1, 2010	$36.0

(1)                                 In addition to cash investments in DCIP totaling $0.6 million, upon execution of the Digital Cinema Agreements, the Company effected additional equity contributions to DCIP of approximately $41.7 million, consisting of cash and existing digital projection systems.

(2)                                 For the two quarters ended July 1, 2010 and July 2, 2009, the Company recorded losses of $7.0 million and $1.5 million, respectively, representing its share of the net loss of DCIP. Such amounts are presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income.

We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes.

During the early stage of deployment, the Company expects to focus on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company’s existing 35mm projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm projection equipment over the expected deployment schedule (approximately 3-4 years) since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarter and two quarters ended July 1, 2010, the Company recorded approximately $5.0 million and $12.0 million, respectively, of accelerated depreciation related to such 35mm projection equipment.  As of July 1, 2010, we operated 1,023 screens outfitted with digital projection systems, 725 of which are digital 3D capable.

Investment in National CineMedia, LLC

In March 2005, Regal and AMC announced the combination of the operations of Regal CineMedia Corporation (“RCM”), and AMC’s subsidiary, National Cinema Network, Inc., into a new joint venture company known as National CineMedia.  In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes Regal, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark. The Company did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company’s continued involvement in the operations of National CineMedia. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts.

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

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other non-current assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in National CineMedia for the two quarters ended July 1, 2010 are as follows (in millions):

Balance as of December 31, 2009	$79.1
Receipt of common units(1)	5.9
Equity in earnings attributable to common units(2)	1.7
Earnings recognized from National CineMedia(3)	18.3
Distributions received from National CineMedia(3)	(22.0)
Balance as of July 1, 2010	$83.0

(1)                                 As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million. On a fully diluted basis, we own a 23.3% interest in NCM, Inc. as of July 1, 2010. The Company recorded the additional units at fair value using the available closing stock price of NCM, Inc. on March 17, 2010. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as a separate investment tranche in National CineMedia. As a result of these adjustments, the Company recorded an increase of $5.9 million to its investment in National CineMedia during the two quarters ended July 1, 2010.  With respect to the common units received on March 17, 2010, the Company recorded a corresponding $5.9 million increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement (“ESA”) following the units of revenue method.

(2)                                 Since additional common units received pursuant to the Common Unit Adjustment Agreement represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $1.7 million during the two quarters ended July 1, 2010.  The Company’s share in the net income of National CineMedia with respect to additional common units received totaled approximately $0.8 million during the two quarters ended July 2, 2009.  Such amounts have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income.

(3)                                 During the two quarters ended July 1, 2010, the Company received $22.0 million in cash distributions from National CineMedia. Approximately $3.7 million of these cash distributions received during the two quarters ended July 1, 2010 were attributable to the receipt of additional common units pursuant to the Common Unit Adjustment Agreement and were recognized as a reduction in our investment in National CineMedia. During the two quarters ended July 2, 2009, the Company received $21.9 million in cash distributions from National CineMedia. Approximately $3.3 million of these cash distributions received during the two quarters ended July 2, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income.

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

These revenues are presented as a component of other operating revenues in the Company’s financial statements and consist of the following amounts (in millions):

	Quarter Ended July 1, 2010	Quarter Ended July 2, 2009	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
Theatre access fees per patron	$3.7	$4.3	$7.4	$8.1
Theatre access fees per digital screen	1.4	1.3	2.7	2.6
Other NCM revenue	0.6	0.6	1.2	1.3
Amortization of ESA modification fees	1.2	1.1	2.3	2.0
Payments for beverage concessionaire advertising	(3.7)	(3.9)	(7.3)	(7.4)
Total	$3.2	$3.4	$6.3	$6.6

As of July 1, 2010, approximately $2.6 million and $2.2 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of December 31, 2009, approximately $2.1 million due from/to National CineMedia were included in both “Trade and other receivables, net” and “Accounts payable.”

Summarized unaudited condensed consolidated statement of income information for National CineMedia for the quarters ended April 1, 2010 and April 2, 2009 is as follows (in millions):

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Revenues	$84.7	$73.5
Income from operations	26.2	22.2
Net income	12.6	11.9

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter ended July 1, 2010.

4. DEBT OBLIGATIONS

Debt obligations at July 1, 2010 and December 31, 2009 consist of the following (in millions):

	July 1, 2010	December 31, 2009
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,234.7	$1,265.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	391.2	390.7
Regal 6¼% Convertible Senior Notes, net of debt discount	196.8	194.6
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.21%, maturing in various installments through January 2021	73.6	77.2
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	16.0	17.3
Other	12.8	0.4
Total debt obligations	1,976.6	1,997.1
Less current portion	217.1	17.1
Total debt obligations, less current portion	$1,759.5	$1,980.0

Regal Cinemas Sixth Amended and Restated Credit Agreement— On May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (“Credit Suisse”) and the lenders party thereto which amends, restates and refinances the fifth amended and restated credit agreement (the “Prior Senior Credit Facility”) among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto.  The Amended Senior Credit Facility consists of a term loan facility (the “Term Facility”) in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date.

Proceeds of the Term Facility (approximately $1,237.5 million, net of a $12.5 million debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate principal balance of approximately $1,262.1 million.  Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million.  No amounts have been drawn on the Revolving Facility.  The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder, subject to lenders providing additional commitments of up to $200.0 million and satisfaction of other conditions, as well as other term and revolving loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.

The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property.  The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010, among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “Amended Guaranty Agreement”).  The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas, and by Regal on an unsecured basis.

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries.  Such applicable margin will be either 2.5% or 2.75% in the case of base rate loans and either 3.5% or 3.75% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months.

Regal Cinemas may prepay borrowings under the Amended Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Amended Senior Credit Facility.  Regal Cinemas is required to make mandatory prepayments with:

•     50% of excess cash flow in any fiscal year (as reduced by voluntary repayments of the Term Facility), with elimination based upon achievement and maintenance of a leverage ratio of 3.75:1.00 or less;

•     100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its subsidiaries, subject to certain exceptions (including reinvestment rights);

•     100% of the net cash proceeds of issuances of funded debt of Regal Cinemas and its subsidiaries, subject to exceptions; and

•     50% of the net cash proceeds of issuances of equity securities by Regal Cinemas, including the net cash proceeds of capital contributions to Regal Cinemas, with elimination based upon achievement and maintenance of a leverage ratio of 3.75:1.00 or less.

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

The Amended Senior Credit Facility includes several financial covenants including:

•     maximum ratio of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Amended Senior Credit Facility) of 6.00 to 1.0 throughout the term of the Amended Senior Credit Facility;

•                  maximum ratio of funded debt (net of unencumbered cash) to consolidated EBITDA of 4.00 to 1.0 throughout the term of the Amended Senior Credit Facility;

•                  minimum ratio of (i) consolidated EBITDAR to (ii) the sum of interest expense plus lease expense of 1.50 to 1.0 throughout the term of the Amended Senior Credit Facility; and

•                  maximum capital expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year.

The Amended Senior Credit Facility requires that Regal Cinemas and its subsidiaries comply with certain customary covenants, including with respect to incurring indebtedness and liens, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends.  Among other things, such limitations will restrict the ability of Regal Cinemas to fund the operations of Regal or any subsidiary of REG that is not a subsidiary of Regal Cinemas, which guaranties the Amended Senior Credit Facility.

The Amended Senior Credit Facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; any material inaccuracy of representations and warranties; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more that are not paid; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control.

As of July 1, 2010 and December 31, 2009, borrowings of $1,234.7 million (net of debt discount) and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.46% (as of July 1, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps described below is taken into account.

In connection with the offering of the Regal Cinemas 8 5/8% Senior Notes described below, on July 15, 2009, the Company used all of the net proceeds (approximately $381.3 million) to repay a portion of the Prior Senior Credit Facility. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Prior Senior Credit Facility.

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

The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Prior Senior Credit Facility as described above.

The 8 5/8%  Senior Notes are Regal Cinemas’ general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas’ existing and future subordinated indebtedness, including the existing Regal Cinemas 9 3/8%Senior Subordinated Notes (the “Senior Subordinated Notes”).  The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas’ existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas’ subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

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

On July 1, 2010, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at July 1, 2010, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes. We accounted for the 2008 Convertible Note Hedge pursuant to the guidance enumerated in FASB Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging—Contracts in Equity’s Own Equity.  Accordingly, the $12.6 million purchase price of the forward stock purchase option contract was recorded as an increase to consolidated deficit.

In 2008, we also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 8.7 million shares of our Class A common stock at the July 1, 2010 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.  Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of July 1, 2010). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

During the quarters ended July 1, 2010 and July 2, 2009, the Company recorded approximately $1.1 million and $1.0 million, respectively, of non-cash interest expense on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during each of these periods was approximately $3.1 million. During the two quarters ended July 1, 2010 and July 2, 2009, the Company recorded approximately $2.2 million and $2.0 million, respectively, of non-cash interest expense on the 6¼% Convertible Senior Notes.  The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during the same periods was approximately $6.3 million.

As of July 1, 2010 and December 31, 2009, the carrying amounts of the $200.0 million 6¼% Convertible Senior Notes were approximately $196.8 million and $194.6 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million.  We anticipate recording additional non-cash interest expense on the 6¼% Convertible Senior Notes in the amount of $3.2 million (the unamortized discount as of July 1, 2010) through the March 2011 maturity date of the 6¼% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million.  As of July 1, 2010, the if-converted value of the 6¼% Convertible Senior Notes was approximately $200.0 million.

Interest Rate Swaps

As described in Note 5 to the 2009 Audited Consolidated Financial Statements, during the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009.  These four interest rate swap agreements hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82% as of July 1, 2010 and December 31, 2009.

Under the terms of the Company’s effective interest rate swap agreements as of July 1, 2010, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

As of July 1, 2010, the aggregate fair value of the Company’s four interest rate swaps was determined to be approximately $(25.4) million, which was recorded as a component of “Other non-current liabilities” with a corresponding amount of $(15.5) million, net of tax, recorded to “Accumulated Other Comprehensive Loss, Net.”  As of December 31, 2009, the aggregate fair value the Company’s four interest rate swaps was determined to be approximately $(16.8) million, which was recorded as a component of “Other non-current liabilities” with a corresponding amount of $(10.3) million, net of tax, recorded to “Accumulated Other Comprehensive Loss, Net.”  These interest rate swaps exhibited no ineffectiveness during the quarters and two quarters ended July 1, 2010 and July 2, 2009 and accordingly, the net losses on the swaps of $5.2 million and $1.3 million, respectively, were reported as a component of other comprehensive loss for the two quarters ended July 1, 2010 and July 2, 2009. The fair value of the Company’s interest rate swaps is based on level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Other Long-Term Obligations—Other long-term obligations (including the Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the 2009 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $4.3 million and $26.9 million for the quarters ended July 1, 2010 and July 2, 2009, respectively, reflect effective tax rates of approximately 47.8% and 40.0%, respectively.  The provision for income taxes of $15.4 million and $41.3 million for the two quarters ended July 1, 2010 and July 2, 2009, respectively, reflect effective tax rates of approximately 42.2% and 40.1%, respectively. The increase in the effective tax rate for the quarter and two quarters ended July 1, 2010 is primarily attributable to the state tax effects of the $18.4 million ($11.5 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded during the quarter ended July 1, 2010 and the accrual of interest on uncertain tax positions with state taxing authorities. The effective tax rates for the quarters and two quarters ended July 1, 2010 and July 2, 2009 also reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at July 1, 2010 and December 31, 2009, totaling $13.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

Capital Stock

As of July 1, 2010, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of July 1, 2010, 130,571,146 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of July 1, 2010, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of July 1, 2010. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2009 Audited Consolidated Financial Statements.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of July 1, 2010.

Share-Based Compensation

In 2002, the Company established the 2002 Stock Incentive Plan (the “Incentive Plan”) for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to certain officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 9 to the 2009 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

Stock Options

As of July 1, 2010, options to purchase a total of 511,326 shares of Class A common stock were outstanding under the Incentive Plan, and 1,502,279 shares remain available for future issuance under the Incentive Plan. There were no stock options granted during the quarters and two quarters ended July 1, 2010 and July 2, 2009.  During the quarter and two quarters ended July 2, 2009, the Company recognized less than $0.1 million of share-based compensation expense related to stock options.  Such expense is presented as a component of “General and administrative expenses.”  No share-based compensation expense related to stock options was recognized during the quarter and two quarters ended July 1, 2010.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the two quarters ended July 1, 2010, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.7 million for the two quarters ended July 1, 2010. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the two quarters ended July 2, 2009, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows.  Net cash proceeds from the exercise of stock options were $0.1 million for the two quarters ended July 2, 2009.  The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.

The following table represents stock option activity for the two quarters ended July 1, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	569,757	$9.43	2.78
Granted	—	—
Exercised	(54,684)	12.76
Forfeited	(3,747)	16.18
Outstanding options at end of period	511,326	9.02	2.27
Exercisable options at end of period	511,326	9.02	2.27

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

During the quarters ended July 1, 2010 and July 2, 2009, the Company recognized approximately $1.1 million and $0.9 million, respectively, of share-based compensation expense related to restricted share grants.  During the two quarters ended July 1, 2010 and July 2, 2009, the Company recognized approximately $2.2 million and $1.8 million, respectively, of shares-based compensation expense related to restricted share grants. Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of July 1, 2010, we have unrecognized compensation expense of $9.4 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended July 1, 2010:

Unvested at beginning of period	971,568
Granted during the period	289,679
Vested during the period	(282,480)
Forfeited during the period	(4,001)
Unvested at end of period	974,766

During the two quarters ended July 1, 2010 and July 2, 2009, the Company paid two cash dividends of $0.18 per share of outstanding restricted stock totaling approximately $0.4 million and $0.3 million, respectively.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a “2006 Performance Agreement”).  Our 2006 Performance Agreement covered performance share grants in the fiscal years ended December 28, 2006, December 27, 2007 and January 1, 2009, and is described in Note 9 to the 2009 Audited Consolidated Financial Statements.

In 2009, we adopted an amended and restated form of Performance Agreement (each, a “2009 Performance Agreement”).  On January 13, 2010, 311,953 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Performance Shares,” of our

2009 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2013 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement.  Such performance shares vest on January 13, 2014 (the fourth anniversary of the grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $14.72 per share, which approximates the grant date for fair value of the awards.

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

During the quarters ended July 1, 2010 and July 2, 2009, the Company recognized approximately $1.0 million and $0.1 million, respectively, of share-based compensation expense related to performance share grants. During the two quarters ended July 1, 2010 and July 2, 2009, the Company recognized approximately $1.4 million and $0.8 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of “General and administrative expenses.”  As of July 1, 2010, we have unrecognized compensation expense of $8.9 million associated with performance share units.  During the quarter ended July 1, 2010, 183,430 performance share awards were effectively cancelled.  These awards were scheduled to vest on June 1, 2010, the one year anniversary of the calculation date. As of the calculation date, which was June 1, 2009, threshold performance goals were not satisfied, and therefore, all 183,430 restricted shares under this performance grant were cancelled as of June 1, 2010.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended July 1, 2010:

Unvested at beginning of period	999,330
Granted (based on target)	311,953
Cancelled/forfeited	(190,731)
Unvested at end of period	1,120,552

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

In prior years, private litigants and the Department of Justice (“DOJ”) had filed claims against us or our subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. From time to time, we still receive claims that the stadium seating offered by our theatres allegedly violates the ADA. In these instances, we seek to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

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

8. RELATED PARTY TRANSACTIONS

During the quarters and two quarters ended July 1, 2010 and July 2, 2009, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and two quarters ended July 1, 2010 and July 2, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During fiscal 2006, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf.  During fiscal 2009, the ultimate financial terms of the management agreement were approved by the Company’s board of directors, which included a management fee payable to Regal based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal. The theatre opened in October 2009. During the quarter and two quarters ended July 1, 2010, the Company received approximately $0.1 million and $0.3 million, respectively, from the Anschutz affiliate for management fees related to the theatre site. Finally, as of December 31, 2009, the Anschutz affiliate owed the Company approximately $0.6 million related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.   This amount was paid to Regal during the quarter ended April 1, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended July 1, 2010			Quarter ended July 2, 2009			Two Quarters Ended July 1, 2010			Two Quarters Ended July 2, 2009
	Class A		Class B	Class A		Class B	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$4.1		$0.7	$34.2		$6.3	$18.0		$3.3	$52.2		$9.6
Denominator:
Weighted average common shares outstanding (in thousands)	129,696		23,709	129,342		23,709	129,677		23,709	129,339		23,709
Basic earnings per share	$0.03		$0.03	$0.26		$0.26	$0.14		$0.14	$0.40		$0.40
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$4.1		$0.7	$34.2		$6.3	$18.0		$3.3	$52.2		$9.6
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	0.7		—	6.3		—	3.3		—	9.6		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—		—	—		—	—		(0.1)
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—	—		—	—		—
Allocation of undistributed earnings	$4.8		$0.7	$40.5		$6.3	$21.3		$3.3	$61.8		$9.5
Denominator:
Number of shares used in basic computation (in thousands)	129,696		23,709	129,342		23,709	129,677		23,709	129,339		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—	23,709		—	23,709		—
Stock options	171		—	150		—	171		—	137		—
Restricted stock and performance shares	871		—	874		—	1,052		—	899		—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	(1)	—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,447		23,709	154,075		23,709	154,609		23,709	154,084		23,709
Diluted earnings per share	$0.03		$0.03	$0.26		$0.26	$0.14		$0.14	$0.40		$0.40

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate the fair value of each class of financial instrument (see Note 4—“Debt Obligations” for discussion of the Company’s interest rate swap arrangements, including fair value estimation methods and assumptions) are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations and lease financing arrangements:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of July 1, 2010 and December 31, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 8 5/8% Senior Notes and the 6¼% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of July 1, 2010 and December 31, 2009. The fair value of the Senior Subordinated Notes is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) for this issuance as of July 1, 2010 and December 31, 2009.  The aggregate carrying amounts and fair values of long-term debt at July 1, 2010 and December 31, 2009 consist of the following:

	July 1, 2010	December 31, 2009
	(in millions)
Carrying amount	$1,874.2	$1,902.2
Fair value	$1,851.9	$1,923.1

12. SUBSEQUENT EVENTS

On July 29, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 17, 2010, to stockholders of record on September 9, 2010.

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

(vi)	Regal and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$172.4	$52.7	$—	$225.1
Trade and other receivables, net	—	—	73.5	2.0	—	75.5
Other current assets	—	—	43.5	9.7	(1.5)	51.7
TOTAL CURRENT ASSETS	—	—	289.4	64.4	(1.5)	352.3
Property and equipment, net	22.0	—	1,706.1	46.8	(12.3)	1,762.6
Goodwill and intangible assets, net	—	—	195.9	7.1	—	203.0
Deferred income tax asset	1.6	—	112.6	—	(20.7)	93.5
Other non-current assets	1.1	1,554.4	374.3	65.4	(1,831.6)	163.6
TOTAL ASSETS	$24.7	$1,554.4	$2,678.3	$183.7	$(1,866.1)	$2,575.0

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$197.5	$12.5	$—	$13.4	$(6.3)	$217.1
Accounts payable	0.2	—	165.1	11.4	—	176.7
Accrued expenses and other liabilities	97.1	18.3	146.4	9.8	(93.4)	178.2
TOTAL CURRENT LIABILITIES	294.8	30.8	311.5	34.6	(99.7)	572.0
Long-term debt, less current portion	11.8	1,664.9	0.1	—	—	1,676.8
Lease financing arrangements, less current portion	—	—	68.7	—	—	68.7
Capital lease obligations, less current portion	—	—	12.6	1.4	—	14.0
Deferred income tax liability	—	—	—	20.7	(20.7)	—
Other liabilities	0.4	0.1	499.2	27.3	—	527.0
TOTAL LIABILITIES	307.0	1,695.8	892.1	84.0	(120.4)	2,858.5
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(282.3)	(141.4)	1,787.6	99.5	(1,745.7)	(282.3)
Noncontrolling interest	—	—	(1.4)	0.2	—	(1.2)
TOTAL EQUITY (DEFICIT)	(282.3)	(141.4)	1,786.2	99.7	(1,745.7)	(283.5)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$24.7	$1,554.4	$2,678.3	$183.7	$(1,866.1)	$2,575.0

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$267.7	$60.4	$—	$328.1
Trade and other receivables, net	—	—	66.9	2.1	—	69.0
Other current assets	—	6.7	15.2	1.7	8.2	31.8
TOTAL CURRENT ASSETS	—	6.7	349.8	64.2	8.2	428.9
Property and equipment, net	—	—	1,778.2	52.8	(12.3)	1,818.7
Goodwill and other intangible assets	—	—	183.4	7.1	—	190.5
Deferred income tax asset	1.8	—	104.3	—	(28.0)	78.1
Other non-current assets	1.9	1,638.3	218.1	59.5	(1,796.3)	121.5
TOTAL ASSETS	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$9.8	$—	$13.1	$(5.8)	$17.1
Accounts payable	0.3	—	185.0	13.2	—	198.5
Accrued expenses and other liabilities	54.9	17.8	153.6	5.9	(51.3)	180.9
TOTAL CURRENT LIABILITIES	55.2	27.6	338.6	32.2	(57.1)	396.5
Long-term debt, less current portion	194.6	1,697.8	0.2	—	—	1,892.6
Lease financing arrangements, less current portion	—	—	72.0	—	—	72.0
Capital lease obligations, less current portion	—	—	13.9	1.5	—	15.4
Deferred income tax liability	—	—	—	19.8	(19.8)	—
Other liabilities	—	17.0	462.2	28.9	—	508.1
TOTAL LIABILITIES	249.8	1,742.4	886.9	82.4	(76.9)	2,884.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(246.1)	(97.4)	1,748.0	100.9	(1,751.5)	(246.1)
Noncontrolling interest	—	—	(1.1)	0.3	—	(0.8)
TOTAL EQUITY (DEFICIT)	(246.1)	(97.4)	1,746.9	101.2	(1,751.5)	(246.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$672.1	$60.4	$(1.8)	$730.7
OPERATING EXPENSES:
Film rental and advertising costs	—	—	248.2	21.6	—	269.8
Cost of concessions	—	—	24.3	2.5	—	26.8
Rent expense	—	—	84.6	9.7	—	94.3
Other operating expenses	—	—	180.6	19.0	—	199.6
General and administrative expenses	0.2	—	16.8	2.0	(1.8)	17.2
Depreciation and amortization	—	—	51.4	3.0	—	54.4
Net loss on disposal and impairment of operating assets	—	—	2.8	(0.2)	—	2.6
TOTAL OPERATING EXPENSES	0.2	—	608.7	57.6	(1.8)	664.7
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	63.4	2.8	—	66.0
OTHER EXPENSE (INCOME):
Interest expense, net	4.8	29.2	1.6	0.1	—	35.7
Earnings recognized from NCM	—	—	(3.3)	—	—	(3.3)
Other, net	(7.9)	(18.6)	27.2	—	23.9	24.6
TOTAL OTHER EXPENSE (INCOME), NET	(3.1)	10.6	25.5	0.1	23.9	57.0
INCOME (LOSS) BEFORE INCOME TAXES	2.9	(10.6)	37.9	2.7	(23.9)	9.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2.0)	(18.4)	23.3	1.4	—	4.3
NET INCOME (LOSS)	4.9	7.8	14.6	1.3	(23.9)	4.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$4.9	$7.8	$14.7	$1.3	$(23.9)	$4.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED JULY 2, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$726.2	$64.8	$(1.8)	$789.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	270.1	23.3	—	293.4
Cost of concessions	—	—	28.9	2.8	—	31.7
Rent expense	—	—	85.5	10.1	—	95.6
Other operating expenses	—	—	177.5	18.3	—	195.8
General and administrative expenses	0.1	—	15.1	2.0	(1.8)	15.4
Depreciation and amortization	—	—	47.7	2.8	—	50.5
Net loss (gain) on disposal and impairment of operating assets	—	—	6.3	4.2	—	10.5
TOTAL OPERATING EXPENSES	0.1	—	631.1	63.5	(1.8)	692.9
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	95.1	1.3	—	96.3
OTHER EXPENSE (INCOME):
Interest expense, net	4.7	29.7	2.5	0.2	(0.1)	37.0
Earnings recognized from NCM	—	—	(8.8)	—	—	(8.8)
Other, net	(43.2)	(73.1)	(21.2)	—	138.3	0.8
TOTAL OTHER EXPENSE (INCOME), NET	(38.5)	(43.4)	(27.5)	0.2	138.2	29.0
INCOME BEFORE INCOME TAXES	38.4	43.4	122.6	1.1	(138.2)	67.3
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2.0)	—	28.1	0.8	—	26.9
NET INCOME	40.4	43.4	94.5	0.3	(138.2)	40.4
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$40.4	$43.4	$94.6	$0.3	$(138.2)	$40.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

TWO QUARTERS ENDED JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,337.5	$116.3	$(3.3)	$1,450.5
OPERATING EXPENSES:
Film rental and advertising costs	—	—	495.3	41.2	—	536.5
Cost of concessions	—	—	48.5	5.0	—	53.5
Rent expense	—	—	169.4	19.6	—	189.0
Other operating expenses	—	—	360.6	37.9	—	398.5
General and administrative expenses	0.3	—	32.4	3.7	(3.3)	33.1
Depreciation and amortization	—	—	104.5	6.1	—	110.6
Net loss (gain) on disposal and impairment of operating assets	—	—	13.1	2.6		15.7
TOTAL OPERATING EXPENSES	0.3	—	1,223.8	116.1	(3.3)	1,336.9
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	113.7	0.2	—	113.6
OTHER EXPENSE (INCOME):
Interest expense, net	9.5	58.4	3.5	0.3	—	71.7
Earnings recognized from NCM	—	—	(20.0)	—	—	(20.0)
Other, net	(27.1)	(55.4)	7.0	—	100.9	25.4
TOTAL OTHER EXPENSE (INCOME), NET	(17.6)	3.0	(9.5)	0.3	100.9	77.1
INCOME (LOSS) BEFORE INCOME TAXES	17.3	(3.0)	123.2	(0.1)	(100.9)	36.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3.9)	(30.0)	48.6	0.7	—	15.4
NET INCOME (LOSS)	21.2	27.0	74.6	(0.8)	(100.9)	21.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$21.2	$27.0	$74.8	$(0.8)	$(100.9)	$21.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

TWO QUARTERS ENDED JULY 2, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,339.2	$119.0	$(3.4)	$1,454.8
OPERATING EXPENSES:
Film rental and advertising costs	—	—	481.7	41.4	—	523.1
Cost of concessions	—	—	50.7	5.0	—	55.7
Rent expense	—	—	168.9	19.6	—	188.5
Other operating expenses	—	—	345.7	36.0	—	381.7
General and administrative expenses	0.2	—	30.1	3.8	(3.4)	30.7
Depreciation and amortization	—	—	94.6	5.8	—	100.4
Net loss (gain) on disposal and impairment of operating assets	—	—	10.1	5.8	—	15.9
TOTAL OPERATING EXPENSES	0.2	—	1,181.8	117.4	(3.4)	1,296.0
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	157.4	1.6	—	158.8
OTHER EXPENSE (INCOME):
Interest expense, net	9.4	59.8	4.9	0.1	—	74.2
Earnings recognized from NCM	—	—	(19.4)	—	—	(19.4)
Other, net	(67.3)	(127.5)	(37.2)	—	233.0	1.0
TOTAL OTHER EXPENSE (INCOME), NET	(57.9)	(67.7)	(51.7)	0.1	233.0	55.8
INCOME BEFORE INCOME TAXES	57.7	67.7	209.1	1.5	(233.0)	103.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.0)	—	44.0	1.3	—	41.3
NET INCOME	61.7	67.7	165.1	0.2	(233.0)	61.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$61.7	$67.7	$165.2	$0.2	$(233.0)	$61.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

TWO QUARTERS ENDED JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13.0)	$—	$144.9	$(5.3)	$—	$126.6
Cash Flows from Investing Activities:
Capital expenditures	—	—	(51.9)	(2.3)	—	(54.2)
Proceeds from disposition of assets	—	—	20.4	—	—	20.4
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Investment in DCIP and other	—	—	(29.9)	—	—	(29.9)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(116.4)	(2.3)	—	(118.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(55.5)	—	—	—	—	(55.5)
Cash received (paid) to/from REG Parent Company	69.4	(69.4)	—	—	—	—
Cash received (paid) to/from subsidiary	—	69.4	(69.4)	—	—	—
Net payments on long-term obligations	(0.7)	—	(22.3)	(0.1)	—	(23.1)
Debt discount paid on amended senior credit facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs	—	—	(19.6)	—	—	(19.6)
Cash used to purchase treasury shares and other	(0.9)	—	—	—	—	(0.9)
Proceeds from stock option exercises	0.7	—	—	—	—	0.7
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13.0	—	(123.8)	(0.1)	—	(110.9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(95.3)	(7.7)	—	(103.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$172.4	$52.7	$—	$225.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

TWO QUARTERS ENDED JULY 2, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.3)	$—	$239.3	$3.8	$—	$236.8
Cash Flows from Investing Activities:
Capital expenditures	—	—	(55.7)	(5.2)	—	(60.9)
Proceeds from disposition of assets	—	—	0.2	0.2	—	0.4
Other	—	—	(1.5)	—	—	(1.5)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(57.0)	(5.0)	—	(62.0)
Cash Flows from Financing Activities:
Cash used to pay dividends	(55.4)	—	—	—	—	(55.4)
Cash received (paid) to/from REG Parent Company	62.1	(62.1)	—	—	—	—
Cash received (paid) to/from subsidiary	—	62.1	(62.1)	—	—	—
Proceeds from stock option exercises	0.1	—	—	—	—	0.1
Net payments on long-term obligations	—	—	(11.8)	(0.1)	—	(11.9)
Payment of debt acquisition costs and other	—	—	(9.6)	—	—	(9.6)
Cash used to purchase treasury shares and other	(0.5)	—	—	—	—	(0.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.3	—	(83.5)	(0.1)	—	(77.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	98.8	(1.3)	—	97.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	117.1	53.1	—	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$215.9	$51.8	$—	$267.7

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

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,777 screens in 547 theatres in 38 states and the District of Columbia as of July 1, 2010. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds of the offering to repay a portion of the Prior Senior Credit Facility.  As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Prior Senior Credit Facility. See Note 4—“Debt Obligations” for further discussion of this transaction.

On February 12, 2007, we, along with AMC and Cinemark formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  As further described in Note 3—“Investments,” on March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  As part of the closing, the Company made the DCIP Contributions.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the two quarters ended July 1, 2010.  After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of July 1, 2010, while continuing to maintain a one-third voting interest along with AMC and Cinemark.

On March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million. On a fully diluted basis, we own a 23.3% interest in NCM, Inc. as of July 1, 2010.

On May 19, 2010, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto.  The Amended Senior Credit Facility consists of a Term Facility in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date. Net proceeds of the Term Facility (approximately $1,237.5 million) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate principal balance of approximately $1,262.1 million. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million.  No amounts have been drawn on the Revolving Facility.  The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder, subject to lenders providing additional commitments of up to $200.0 million and satisfaction of other conditions, as well as other term and revolving loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.  The Amended Senior Credit Agreement is secured by substantially all assets of Regal Cinemas and certain of its subsidiaries.

On May 24, 2010 and June 24, 2010, the Company acquired a total of eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.  See Note 2—“Acquisition” for further discussion of this transaction.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and “Results of Operations” below.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2010 were estimated to have decreased by approximately 4-5% in comparison to the second fiscal quarter of 2009. The industry’s box office results were negatively impacted by difficult comparisons generated by the breadth of high profile films released in the second quarter of 2009, including Star Trek, Transformers: Revenge of the Fallen, Up, The Hangover and X-Men Origins: Wolverine, partially offset by ticket price increases, an increase in the percentage of attendance from premium-priced 3D films and strong attendance from key second quarter 2010 film releases, such as Iron Man 2 and the family-oriented films Toy Story 3, Shrek Forever After, How to Train Your Dragon and The Karate Kid.

Our total revenues for the quarter ended July 1, 2010 (“Q2 2010 Period”) were $730.7 million and consisted of $506.0 million of admissions revenues, $192.6 million of concessions revenues and $32.1 million of other operating revenues, and decreased approximately 7.4% from total revenues of $789.2 million for the quarter ended July 2, 2009 (“Q2 2009 Period”).

Total admissions revenues decreased $35.7 million during the Q2 2010 Period, or 6.6%, to $506.0 million, from $541.7 million in the Q2 2009 Period primarily due to a 12.8% decrease in attendance, partially offset by a 7.1% increase in average ticket prices.  We believe that the overall decrease in attendance during the Q2 2010 Period was primarily a result of the breadth of high profile films released in the second quarter of 2009, including Star Trek, Transformers: Revenge of the Fallen, Up, The Hangover and X-Men Origins: Wolverine, partially offset by an increase in the percentage of attendance from premium-priced 3D films and strong attendance from key film releases, such as Iron Man 2 and the family-oriented films Toy Story 3, Shrek Forever After, How to Train Your Dragon and The Karate Kid.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Q2 2010 Period were the primary drivers of the increase in our Q2 2010 Period average ticket price. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was approximately 100 basis points greater than the industry’s results for the Q2 2010 Period as compared to the Q2 2009 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis was primarily attributable to geographical differences in film product performance.

During the two quarters ended July 1, 2010 (the “Fiscal 2010 Period”), we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2010 Period totaled approximately $55.5 million.

•                  We continued to expand our use of new technologies to enhance the movie-going experience and broaden our content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, allow us to offer our patrons premium 3D and large format movie experiences that we believe generate incremental revenue for the Company. As of July 1, 2010, we operated 44 IMAX® screens and operated 1,023 additional screens outfitted with digital projection systems, 725 of which are digital 3D capable. In addition, we ultimately expect to outfit all of our screens with digital projection systems, with at least 1,500 screens being digital 3D capable. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios.

•                  During the Fiscal 2010 Period, the Company acquired eight theatres with a total of 106 screens from an affiliate of AMC.  Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens.  In addition to the theatres acquired from an affiliate of AMC, we opened one new theatre with 16 screens and closed ten theatres with 113 screens (including the two theatres exchanged with AMC), ending the Fiscal 2010 Period with 547 theatres and 6,777 screens.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Q2 2010 Period, the Q2 2009 Period, the Fiscal 2010 Period and the two quarters ended July 2, 2009 (the “Fiscal 2009 Period”)  (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Q2 2010 Period		Q2 2009 Period		Fiscal 2010 Period		Fiscal 2009 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$506.0	69.2%	$541.7	68.6%	$1,012.0	69.8%	$1,001.2	68.8%
Concessions	192.6	26.4	214.9	27.2	377.6	26.0	394.3	27.1
Other operating revenues	32.1	4.4	32.6	4.2	60.9	4.2	59.3	4.1
Total revenues	730.7	100.0	789.2	100.0	1,450.5	100.0	1,454.8	100.0
Operating expenses:
Film rental and advertising costs(1)	269.8	53.3	293.4	54.2	536.5	53.0	523.1	52.2
Cost of concessions(2)	26.8	13.9	31.7	14.8	53.5	14.2	55.7	14.1
Rent expense(3)	94.3	12.9	95.6	12.1	189.0	13.0	188.5	13.0
Other operating expenses(3)	199.6	27.3	195.8	24.8	398.5	27.5	381.7	26.2
General and administrative expenses (including share-based compensation expense of $2.1 and $1.0 for the Q2 2010 Period and the Q2 2009 Period, respectively, and $3.6 and $2.6 for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively(3)	17.2	2.4	15.4	2.0	33.1	2.3	30.7	2.1
Depreciation and amortization(3)	54.4	7.4	50.5	6.4	110.6	7.6	100.4	6.9
Net loss on disposal and impairment of operating assets(3)	2.6	0.4	10.5	1.3	15.7	1.1	15.9	1.1
Total operating expenses(3)	664.7	91.0	692.9	87.8	1,336.9	92.2	1,296.0	89.1
Income from operations(3)	66.0	9.0	96.3	12.2	113.6	7.8	158.8	10.9
Interest expense, net(3)	35.7	4.9	37.0	4.7	71.7	4.9	74.2	5.1
Loss on extinguishment of debt(3)	18.4	2.5	—	—	18.4	1.3	—	—
Earnings recognized from NCM(3)	(3.3)	0.5	(8.8)	1.1	(20.0)	1.4	(19.4)	1.3
Provision for income taxes(3)	4.3	0.6	26.9	3.4	15.4	1.1	41.3	2.8
Net income attributable to controlling interest(3)	$4.8	0.7	$40.5	5.1	$21.3	1.5	$61.8	4.2
Attendance	57.8	*	66.3	*	116.4	*	124.5	*
Average ticket price(4)	$8.75	*	$8.17	*	$8.69	*	$8.04	*
Average concessions revenues per patron(5)	$3.33	*	$3.24	*	$3.24	*	$3.17	*

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

Q2 2010 Period Compared to Q2 2009 Period and the Fiscal 2010 Period Compared to the Fiscal 2009 Period

Admissions

Total admissions revenues decreased $35.7 million during the Q2 2010 Period, or 6.6%, to $506.0 million, from $541.7 million in the Q2 2009 Period primarily due to a 12.8% decrease in attendance, partially offset by a 7.1% increase in average ticket prices.  During the Fiscal 2010 Period, total admissions revenues increased $10.8 million, or 1.1%, to $1,012.0 million, from $1,001.2 million in the Fiscal 2009 Period.  An 8.1% increase in average ticket prices, partially offset by 6.5% decrease in attendance, led to the favorable increase in the Fiscal 2010 Period admissions revenues.  We believe that the overall decrease in attendance during the Q2 2010 Period and the Fiscal 2010 Period was primarily a result of the breadth of high profile films released in the second quarter of 2009, including Star Trek, Transformers: Revenge of the Fallen, Up, The Hangover and X-Men Origins: Wolverine, partially offset by an increase in the percentage of attendance from premium-priced 3D films and strong attendance from key film releases, such as Avatar, Alice in Wonderland, Iron Man 2, Toy Story 3, Shrek Forever After and How to Train Your Dragon.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Q2 2010

Period and the Fiscal 2010 Period were the primary drivers of the increase in our Q2 2010 Period and Fiscal 2010 Period average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was approximately 100 basis points greater than the industry’s results for the Q2 2010 Period as compared to the Q2 2009 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis was attributable to geographical differences in film product performance.

Concessions

During the Q2 2010 Period, total concessions revenues decreased $22.3 million, or 10.4%, to $192.6 million, from $214.9 million for the Q2 2009 Period.  Total concessions revenues decreased $16.7 million, or 4.2%, to $377.6 million in the Fiscal 2010 Period, from $394.3 million in the Fiscal 2009 Period.  Average concessions revenues per patron during the Q2 2010 Period increased 2.8%, to $3.33, from $3.24 for the Q2 2009 Period and increased 2.2%, to $3.24 during the Fiscal 2010 Period, from $3.17 in the Fiscal 2009 Period. The increase in average concessions revenues per patron for the Q2 2010 Period and the Fiscal 2010 Period was primarily a result of selective price increases and the concession friendly mix of film product exhibited during such periods.

Other Operating Revenue

Other operating revenues decreased $0.5 million, or 1.5%, to $32.1 million for the Q2 2010 Period, from $32.6 million for the Q2 2009 Period. During the Fiscal 2010 Period, other operating revenues increased $1.6 million, or 2.7%, to $60.9 million, from $59.3 million in the Fiscal 2009 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs.  The decrease in other operating revenues during the Q2 2010 Period was primarily driven by decreases in revenues from our vendor marketing programs, partially offset by increases in revenues related to our gift card and discount ticket programs and other theatre revenues.   The increase in other operating revenues during the Fiscal 2010 Period was primarily driven by increases in revenues related to our gift card and discount ticket programs and other theatre revenues, partially offset by a decrease in revenues from our vendor marketing programs.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 53.3% during the Q2 2010 Period from 54.2% in the Q2 2009 Period.  During the Fiscal 2010 Period, film rental and advertising costs as a percentage of admissions revenues increased to 53.0% from 52.2% in the Fiscal 2009 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2010 Period was primarily attributable to a higher percentage of box office revenues generated by the top tier films exhibited during the Q2 2009 Period, coupled with a reduction in newspaper advertising costs during the Q2 2010 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2010 Period was primarily attributable to higher film costs associated with the success of Avatar, partially offset by a reduction in newspaper advertising costs during the Fiscal 2010 Period.

Cost of Concessions

During the Q2 2010 Period, cost of concessions decreased $4.9 million, or 15.5%, to $26.8 million as compared to the Q2 2009 Period.  Cost of concessions decreased $2.2 million, or 3.9%, to $53.5 million during the Fiscal 2010 Period, from $55.7 million in the Fiscal 2009 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2010 Period was approximately 13.9% compared to 14.8% for the Q2 2009 Period.  For the Fiscal 2010 Period, cost of concessions as a percentage of concession revenues was approximately 14.2%, which was consistent with that of the Fiscal 2009 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2010 Period was primarily related to a concession friendly film slate and incremental sales from small-sized concession products that generate higher margins than their full-sized equivalents.  In addition, we also experienced an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

Rent Expense

Rent expense decreased by $1.3 million, or 1.4%, to $94.3 million in the Q2 2010 Period, from $95.6 million in the Q2 2009 Period.  During the Fiscal 2010 Period, rent expense totaled $189.0 million, an increase of $0.5 million, or 0.3% from the Fiscal 2009 Period.  The decrease in rent expense during the Q2 2010 Period was primarily attributable to decreases in contingent rent associated with the decrease in total revenues and a reduction in rent associated with the closure of 158 screens subsequent to the end of the Q2 2009 period.  The slight increase in rent expense during the Fiscal 2010 Period was primarily due to increases in contingent rent associated with the increase in total revenues, partially offset by a reduction in rent associated with the closure of 158 screens subsequent to the end of the Q2 2009 period.

Other Operating Expenses

Other operating expenses increased $3.8 million, or 1.9%, to $199.6 million in the Q2 2010 Period, from $195.8 million in the Q2 2009 Period.  During the Fiscal 2010 Period, other operating expenses increased $16.8 million, or 4.4%, to $398.5 million, from $381.7 million in the Fiscal 2009 Period.  The increase in other operating expenses during the Q2 2010 Period was attributable to increased costs associated with higher 3D film revenues, incremental DCIP related expenses and increases in non-rent occupancy costs.  The increase in other operating expenses during the Fiscal 2010 Period was attributable to increased costs associated with higher IMAX® and 3D film revenues, incremental DCIP related expenses and moderate increases in non-rent occupancy and theatre-level payroll costs.

General and Administrative Expenses

For the Q2 2010 Period, general and administrative expenses increased $1.8 million, or 11.7%, to $17.2 million as compared to $15.4 million in the Q2 2009 Period. General and administrative expenses increased $2.4 million, or 7.8%, to $33.1 million during the Fiscal 2010 Period, from $30.7 million in the Fiscal 2009 Period. As a percentage of total revenues, general and administrative expenses increased to 2.4% during the Q2 2010 Period, from 2.0% in the Q2 2009 Period and during the Fiscal 2010 Period increased to 2.3%, from 2.1% in the Fiscal 2009 Period.  The increase in general and administrative expenses during the Q2 2010 Period and the Fiscal 2010 Period was primarily attributable to increases in stock-based compensation expense, corporate payroll costs and legal and professional fees during such periods.

Depreciation and Amortization

Depreciation and amortization expense increased $3.9 million, or 7.7%, to $54.4 million for the Q2 2010 Period, from $50.5 million in the Q2 2009 Period. During the Fiscal 2010 Period, depreciation and amortization expense increased $10.2 million, or 10.2%, to $110.6 million, from $100.4 million in the Fiscal 2009 Period.  The increase in depreciation and amortization expense during the Q2 2010 Period and the Fiscal 2010 Period as compared to the Q2 2009 Period and the Fiscal 2009 Period, respectively, was primarily due to accelerated depreciation of $5.0 million and $12.0 million, respectively, related to the replacement of 35mm projectors in connection with our conversion to digital projection systems, partially offset by slightly lower capital expenditures during the Fiscal 2010 Period.

Income from Operations

During the Q2 2010 Period, income from operations decreased $30.3 million, or 31.5%, to $66.0 million, from $96.3 million in the Q2 2009 Period.  Income from operations decreased $45.2 million, or 28.5%, to $113.6 million during the Fiscal 2010 Period, from $158.8 million in the Fiscal 2009 Period. The overall decrease in income from operations during the Q2 2010 Period as compared to the Q2 2009 Period was primarily attributable to the aforementioned decreases in admissions, concessions and other operating revenues, partially offset by reductions in film rental and advertising costs, cost of concessions, rent expense, and net loss on disposal and impairment of operating assets ($2.6 million and $10.5 million, respectively, for the Q2 2010 Period and Q2 2009 Period). The decrease in income from operations during the Fiscal 2010 Period as compared to the

Fiscal 2009 Period was primarily attributable to the overall reduction in total revenues, coupled with increases in film rental and advertising costs, other operating expenses, general and administrative expenses and depreciation and amortization expense.

Interest Expense, net

Net interest expense totaled $35.7 million for the Q2 2010 Period, which represents a decrease of $1.3 million, or 3.5%, from the Q2 2009 Period. During the Fiscal 2010 Period, net interest expense declined $2.5 million, or 3.4%, to $71.7 million, from $74.2 million in the Fiscal 2009 Period.  The decrease in net interest expense during the Q2 2010 Period and Fiscal 2010 Period was principally due to a lower effective interest rate on our Term Facility as a result of a change in our interest rate swap portfolio during fiscal 2009 and incremental interest income during such periods, partially offset by incremental interest expense associated with the fiscal 2009 issuance of the 8 5/8% Senior Notes.

Earnings Recognized from NCM

The Company received $2.6 million and $9.5 million, respectively, in cash distributions from National CineMedia during the Q2 2010 Period and Q2 2009 Period. Approximately $0.4 million and $1.5 million, respectively, of these cash distributions received during the Q2 2010 Period and the Q2 2009 Period were recognized as a reduction in our investment in National CineMedia. The Company received $22.0 million and $21.9 million, respectively, in cash distributions from National CineMedia during the Fiscal 2010 Period and Fiscal 2009 Period. Approximately $3.7 million and $3.3 million, respectively, of these cash distributions received during the Fiscal 2010 Period and the Fiscal 2009 Period were recognized as a reduction in our investment in National CineMedia.  In addition, during the Q2 2010 Period, the Q2 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, the Company recorded approximately $1.1 million, $0.8 million, $1.7 million and $0.8 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia.  As a result, during Q2 2010 Period, the Q2 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, the Company recognized $3.3 million, $8.8 million, $20.0 million and $19.4 million, respectively, of earnings from National CineMedia.  Such amounts are presented as “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income. The decrease in earnings recognized from National CineMedia during the Q2 2010 Period as compared to the Q2 2009 Period was primarily attributable lower earnings of National CineMedia and the timing in their contractually committed cash distributions to the Company.

Income Taxes

The provision for income taxes of $4.3 million and $26.9 million for the Q2 2010 Period and the Q2 2009 Period, respectively, reflect effective tax rates of approximately 47.8% and 40.0%, respectively.  The provision for income taxes of $15.4 million and $41.3 million for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively, reflect effective tax rates of approximately 42.2% and 40.1%, respectively. The increase in the effective tax rate for the Q2 2010 Period and the Fiscal 2010 Period is primarily attributable to the state tax effects of the $18.4 million ($11.5 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded in the Q2 2010 Period and the accrual of interest on uncertain tax positions with state taxing authorities. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q2 2010 Period, net income attributable to controlling interest totaled $4.8 million, which represents a decrease of $35.7 million, from net income attributable to controlling interest of $40.5 million in the Q2 2009 Period.  Net income attributable to controlling interest for the Fiscal 2010 Period was $21.3 million, which represents a decrease of $40.5 million, from net income attributable to controlling interest of $61.8 million during the Fiscal 2009 Period.  The decrease in net income attributable to controlling interest for the Q2 2010 Period and the Fiscal 2010 Period was primarily attributable to a decrease in operating income during such periods and the impact of the $18.4 million ($11.5 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded during the Q2 2010 Period.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2010 Period and the Fiscal 2009 Period (in millions):

	Fiscal 2010 Period	Fiscal 2009 Period
Net cash provided by operating activities	$126.6	$236.8
Net cash used in investing activities	(118.7)	(62.0)
Net cash used in financing activities	(110.9)	(77.3)
Net increase (decrease) in cash and cash equivalents	$(103.0)	$97.5

Fiscal 2010 Period Compared to Fiscal 2009 Period

Net cash flows provided by operating activities decreased by approximately $110.2 million to approximately $126.6 million for the Fiscal 2010 Period from approximately $236.8 million for the Fiscal 2009 Period. The decrease in net cash flows generated from operating activities for the Fiscal 2010 Period was primarily attributable to a reduction in operating income, coupled with the timing of certain Fiscal 2010 Period vendor payments.

Net cash flows used in investing activities totaled approximately $118.7 million for the Fiscal 2010 Period compared to cash flows used in investing activities of approximately $62.0 million for the Fiscal 2009 Period. Contributing to the increase in cash flows used in investing activities during the Fiscal 2010 Period was the impact of the $55.0 million acquisition of eight AMC theatres and approximately $29.8 million of cash contributions effected to DCIP during the Fiscal 2010 Period, partially offset by lower capital expenditures and higher proceeds from the disposition of assets during the Fiscal 2010 Period.

Net cash flows used in financing activities were approximately $110.9 million for the Fiscal 2010 Period compared to cash flows used in financing activities of approximately $77.3 million for the Fiscal 2009 Period. The net increase in cash flows used in financing activities during the Fiscal 2010 Period was primarily attributable to incremental debt acquisition costs and incremental payments (including a $12.5 million debt discount) on long-term debt obligations incurred during the Q2 2010 Period related to the Amended Senior Credit Facility.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures for theatre development, replacement, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $75.0 million to $90.0 million in fiscal year 2010, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business. During the Fiscal 2010 Period, we invested approximately $54.2 million in capital expenditures.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s financing raised an aggregate of $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark.  Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. The Company recorded such DCIP Contributions as an increase in its investment in DCIP, which included the fair value of the 200 existing digital projection systems, as determined by an independent appraisal.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the two quarters ended July 1, 2010.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of July 1, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. The financing is expected to cover the cost of conversion for approximately 70% of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems, with at least 1,500 screens being digital 3D capable and intend to complete the conversion of our entire circuit in approximately three to four years.  As of July 1, 2010, we operated 1,023 screens outfitted with digital projection systems, 725 of which are digital 3D capable.

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

As described more fully in Note 3—“Investments,” on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This adjustment increased the number of National CineMedia common units held by us to approximately 25.8 million. On a fully diluted basis, we own a 23.3% interest in NCM, Inc. as of July 1, 2010.

On May 24, 2010 and June 24, 2010, the Company acquired a total of eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.  See Note 2—“Acquisition” for further discussion of this transaction.

On May 19, 2010, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse and the lenders party thereto that amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto.  The Amended Senior Credit Facility consists of a Term Facility in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date.

Net proceeds of the Term Facility (approximately $1,237.5 million) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate principal balance of approximately $1,262.1 million.  Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million.  No amounts have been drawn on the Revolving Facility.  The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder, subject to lenders providing additional commitments of up to $200.0 million and satisfaction of other conditions, as well as other term and revolving loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.  The Amended Senior Credit Agreement is secured by substantially all assets of Regal Cinemas and certain of its subsidiaries.

The Amended Senior Credit Facility includes several financial covenants including:

•                  maximum ratio of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Amended Senior Credit Facility) of 6.00 to 1.0 throughout the term of the Amended Senior Credit Facility;

•                  maximum ratio of funded debt (net of unencumbered cash) to consolidated EBITDA of 4.00 to 1.0 throughout the term of the Amended Senior Credit Facility;

•                  minimum ratio of (i) consolidated EBITDAR to (ii) the sum of interest expense plus lease expense of 1.50 to 1.0 throughout the term of the Amended Senior Credit Facility; and

•                  maximum capital expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year.

The Amended Senior Credit Facility requires that Regal Cinemas and its subsidiaries comply with certain customary covenants, including with respect to incurring indebtedness and liens, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends.  Among other things, such limitations will restrict the ability of Regal Cinemas to fund the operations of Regal or any subsidiary of Regal that is not a subsidiary of Regal Cinemas, which guaranties the Amended Senior Credit Facility.

The Amended Senior Credit Facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; any material inaccuracy of representations and warranties; cross default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more that are not paid; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control.  For a detailed summary of other material terms of the Amended Senior Credit Facility, please refer to the information provided under Note 4—“Debt Obligations.”

As of July 1, 2010, we had approximately $1,234.7 million aggregate principal amount outstanding (net of debt discount) under the Term Facility, $391.2 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $196.8 million aggregate principal amount outstanding (net of debt discount) under the 6 1/4% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Senior Subordinated Notes. As of July 1, 2010, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

On July 15, 2009, Regal Cinemas Corporation issued $400.0 million in aggregate principal amount of 8 5/8% Senior Notes at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act. The 8 5/8% Senior Notes bear interest at a rate of 8 5/8% per year, payable semiannually in arrears in cash on January 15 and July 15 of each year, commencing on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019. The net proceeds from the offering, after deducting the initial purchase discount and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds to repay a portion of the Prior Senior Credit Facility. As a result of this repayment, the Company recorded a loss on debt extinguishment of approximately $7.4 million, representing the pro-rata write off of unamortized debt issue costs under the Prior Senior Credit Facility. See Note 4—“Debt Obligations” for further discussion of this transaction.

During the Fiscal 2010 Period, Regal paid two quarterly cash dividends of $0.18 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $55.5 million in the aggregate. Further, on July 29, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 17, 2010, to stockholders of record on September 9, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was approximately $99.2 million and $154.9 million for the Q2 2010 Period and the Q2 2009 Period, respectively. EBITDA was approximately $219.0 million and $277.7 million for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The decrease in EBITDA during the Q2 2010 Period and the Fiscal 2010 Period was primarily attributable to a decrease in operating income during such periods, coupled with a loss on debt extinguishment associated with the Amended Senior Credit Facility.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q2 2010 Period	Q2 2009 Period	Fiscal 2010 Period	Fiscal 2009 Period
EBITDA	$99.2	$154.9	$219.0	$277.7
Interest expense, net	(35.7)	(37.0)	(71.7)	(74.2)
Provision for income taxes	(4.3)	(26.9)	(15.4)	(41.3)
Deferred income taxes	(6.2)	(2.7)	(12.4)	(4.3)
Changes in operating assets and liabilities	(36.9)	41.9	(47.5)	46.3
Loss on extinguishment of debt	18.4	—	18.4	—
Other items, net	14.2	18.2	36.2	32.6
Net cash provided by operating activities	$48.7	$148.4	$126.6	$236.8

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of July 1, 2010, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,911.2	$213.4	$77.1	$32.5	$1,588.2
Future interest on debt obligations(2)	701.4	121.0	189.8	168.5	222.1
Capital lease obligations, including interest(3)	21.7	3.4	6.9	5.9	5.5
Lease financing arrangements, including interest(3)	116.9	11.7	26.6	27.3	51.3
Purchase commitments(4)	34.2	15.1	19.1	—	—
Operating leases(5)	3,490.8	358.0	693.0	655.0	1,784.8
FIN 48 liabilities(6)	2.5	2.5	—	—	—
Other long term liabilities	2.9	1.9	0.7	0.3	—
Total	$6,281.6	$727.0	$1,013.2	$889.5	$3,651.9

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)           These amounts are included on our unaudited condensed consolidated balance sheet as of July 1, 2010. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 4—“Debt Obligations.”

(2)           Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $246.9 million of variable interest rate borrowings under the Term Facility, $400.0 million outstanding under the 8 5/8% Senior Notes, $200.0 million outstanding under the 6¼% Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $12.8 million of other debt obligations) are based on the stated fixed rate or in the case of the $246.9 million of variable interest rate borrowings under the Term Facility, the current interest rate as of July 1, 2010 (4.03%). Future interest payments on the Company’s hedged indebtedness as of July 1, 2010 (the remaining $1,000.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 4—“Debt Obligations”) as of July 1, 2010 (3.50%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the 2009 Audited Consolidated Financial Statements.

(3)           The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of July 1, 2010. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.21%, maturing in various installments through 2021. Refer to Note 5 to the 2009 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)           Includes estimated capital expenditures to which we were committed as of July 1, 2010, including improvements associated with existing theatres, the construction of new theatres and the estimated cost of ADA related betterments.

(5)           We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the 2009 Audited Consolidated Financial Statements.

(6)           These amounts are included on our unaudited condensed consolidated balance sheet as of July 1, 2010 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $24.8 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)           In addition, as of July 1, 2010, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of July 1, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the Term Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate or the base rate plus, in each case, an applicable margin.

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations as of July 1, 2010) described in Note 4—“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of July 1, 2010 and December 31, 2009, borrowings of $1,234.7 million (net of debt discount) and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.46% (as of July 1, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of July 1, 2010, would increase or decrease interest expense by $1.7 million for the quarter ended July 1, 2010.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 1, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 1, 2010, our disclosure controls and procedures were effective.

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

Item 4. REMOVED AND RESERVED

Item 6. EXHIBITS

Exhibit Number	Description
4.1

Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference).

4.2

Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference).

4.3

First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on January May 20, 2010, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended July 1, 2010, filed on August 6, 2010, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 6, 2010	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1

Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference).

4.2

Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference).

4.3

First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission File No. 001-31315) on January May 20, 2010, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal.

32	Section 1350 Certifications.

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended July 1, 2010, filed on August 6, 2010, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.