Form 10-Q
period 2010-09-30
REGAL ENTERTAINMENT GROUP
filed 2010-11-09
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Class A Common Stock—130,572,036 shares outstanding at November 4, 2010

Class B Common Stock—23,708,639 shares outstanding at November 4, 2010

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414.0	$328.1
Trade and other receivables	21.8	69.0
Inventories	12.4	12.3
Prepaid expenses and other current assets	24.8	8.6
Assets held for sale	1.2	0.6
Deferred income tax asset	9.0	10.3
TOTAL CURRENT ASSETS	483.2	428.9
PROPERTY AND EQUIPMENT:
Land	129.7	118.6
Buildings and leasehold improvements	1,964.7	1,921.4
Equipment	981.8	1,016.3
Construction in progress	4.4	8.8
Total property and equipment	3,080.6	3,065.1
Accumulated depreciation and amortization	(1,362.6)	(1,246.4)
TOTAL PROPERTY AND EQUIPMENT, NET	1,718.0	1,818.7
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	23.2	11.7
DEFERRED INCOME TAX ASSET	112.4	78.1
OTHER NON-CURRENT ASSETS	154.7	121.5
TOTAL ASSETS	$2,670.3	$2,637.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$121.7	$17.1
Accounts payable	104.3	198.5
Accrued expenses	66.9	65.2
Deferred revenue	64.1	93.9
Interest payable	12.1	21.8
TOTAL CURRENT LIABILITIES	369.1	396.5
LONG-TERM DEBT, LESS CURRENT PORTION	1,951.6	1,892.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	67.6	72.0
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	13.7	15.4
NON-CURRENT DEFERRED REVENUE	342.5	341.2
OTHER NON-CURRENT LIABILITIES	193.1	166.9
TOTAL LIABILITIES	2,937.6	2,884.6
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,572,036 and 130,292,790 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(278.3)	(282.9)
Retained earnings	28.0	47.0
Accumulated other comprehensive loss, net	(15.8)	(10.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(266.0)	(246.1)
Noncontrolling interest	(1.3)	(0.8)
TOTAL DEFICIT	(267.3)	(246.9)
TOTAL LIABILITIES AND DEFICIT	$2,670.3	$2,637.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except share and per share data)

	Quarter Ended September 30, 2010	Quarter Ended October 1, 2009	Three Quarters Ended September 30, 2010	Three Quarters Ended October 1, 2009
REVENUES:
Admissions	$486.1	$463.4	$1,498.1	$1,464.6
Concessions	183.0	182.6	560.6	576.9
Other operating revenues	27.3	27.5	88.2	86.8
TOTAL REVENUES	696.4	673.5	2,146.9	2,128.3
OPERATING EXPENSES:
Film rental and advertising costs	254.7	244.6	791.2	767.7
Cost of concessions	25.9	27.1	79.4	82.8
Rent expense	96.7	93.7	285.7	282.2
Other operating expenses	196.7	194.2	595.2	575.9
General and administrative expenses (including share-based compensation of $1.9 and $1.7 for the quarters ended September 30, 2010 and October 1, 2009, respectively, and $5.5 and $4.3 for the three quarters ended September 30, 2010 and October 1, 2009, respectively)	16.5	17.1	49.6	47.8
Depreciation and amortization	51.9	51.2	162.5	151.6
Net (gain) loss on disposal and impairment of operating assets	(4.1)	7.2	11.6	23.1
TOTAL OPERATING EXPENSES	638.3	635.1	1,975.2	1,931.1
INCOME FROM OPERATIONS	58.1	38.4	171.7	197.2
OTHER EXPENSE (INCOME):
Interest expense, net	38.3	40.3	110.0	114.5
Loss on extinguishment of debt	4.0	7.4	22.4	7.4
Earnings recognized from NCM	(8.7)	(7.4)	(28.7)	(26.8)
Gain on sale of NCM, Inc. common stock	(52.0)	—	(52.0)	—
Other, net	8.5	1.0	15.5	2.0
TOTAL OTHER EXPENSE (INCOME), NET	(9.9)	41.3	67.2	97.1
INCOME (LOSS) BEFORE INCOME TAXES	68.0	(2.9)	104.5	100.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	25.4	(1.0)	40.8	40.3
NET INCOME (LOSS)	42.6	(1.9)	63.7	59.8
NONCONTROLLING INTEREST, NET OF TAX	—	0.1	0.2	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$42.6	$(1.8)	$63.9	$60.0
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.28	$(0.01)	$0.42	$0.39
Diluted	$0.28	$(0.01)	$0.41	$0.39
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,408	153,053	153,393	153,050
Diluted	154,322	153,053	154,513	154,061
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.54	$0.54

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Quarters Ended September 30, 2010	Three Quarters Ended October 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63.7	$59.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162.5	151.6
Amortization of debt discount	4.7	3.3
Amortization of debt acquisition costs	5.5	6.8
Share-based compensation expense	5.5	4.3
Deferred income tax benefit	(31.3)	(1.7)
Net loss on disposal and impairment of operating assets	11.6	23.1
Equity in earnings of non-consolidated entities and other	12.1	1.0
Excess cash distribution on NCM shares	5.1	4.6
Gain on sale of NCM, Inc. common stock	(52.0)	—
Loss on extinguishment of debt	22.4	7.4
Non-cash rent expense	2.6	4.8
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	52.0	40.6
Inventories	(0.1)	(2.3)
Prepaid expenses and other assets	(8.0)	(8.4)
Accounts payable	(94.2)	(45.7)
Income taxes payable	13.4	6.6
Deferred revenue	(34.4)	(27.1)
Accrued expenses and other liabilities	(26.6)	(8.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	114.5	220.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69.8)	(86.3)
Proceeds from disposition of assets	32.3	0.4
Cash used for acquisition	(55.0)	—
Net proceeds from sale of NCM, Inc. common stock	66.0	—
Investment in DCIP	(29.8)	(2.5)
Distributions to partnership	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(56.4)	(88.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(83.3)	(83.1)
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	275.0	—
Cash used to repurchase 6¼% Convertible Senior Notes	(97.9)	—
Net payments on long-term obligations	(27.7)	(397.9)
Debt discount paid on amended senior credit facility	(12.5)	—
Payment of debt acquisition costs and other	(25.6)	(18.4)
Cash used to purchase treasury shares and other	(0.9)	(0.4)
Proceeds from stock option exercises	0.7	0.1
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	390.2
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27.8	(109.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	85.9	22.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	328.1	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$414.0	$192.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$54.2	$39.0
Cash paid for interest	$111.3	$103.5
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$5.9	$7.0
Investment in DCIP	$12.6	$—
Investment in RealD, Inc.	$15.1	$—
Property and equipment acquired with debt	$13.3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND OCTOBER 1, 2009

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

Regal operates the largest theatre circuit in the United States, consisting of 6,723 screens in 542 theatres in 37 states and the District of Columbia as of September 30, 2010.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of September 30, 2010, the Company managed its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, we, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  As further described in Note 3—“Investments,” on March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  As part of the closing, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net (gain) loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the three quarters ended September 30, 2010.  After giving effect to the equity contributions, the Company holds a 46.7% economic interest in DCIP as of September 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark.

On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.  See Note 2—“Acquisition” for further discussion of this transaction.

As discussed further in Note 3—“Investments,” in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement with National CineMedia, LLC (“National CineMedia”), on March 17, 2010,

we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia. On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of National CineMedia, Inc. (“NCM, Inc.”) common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. In addition, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million.  These transactions, together with National CineMedia’s issuance of 6.5 million common units to AMC in the second quarter of 2010 as a result of an acquistion, had the effect of decreasing the Company’s ownership share in National CineMedia.  As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of September 30, 2010.

As described in Note 4—“Debt Obligations,” on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders party thereto which amends, restates and refinances its fifth amended and restated credit agreement.  The sixth amended and restated credit agreement consists of a term loan facility in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  Proceeds of the term loan facility (approximately $1,237.5 million, net of a $12.5 million debt discount) were applied to refinance the term loan under the fifth amended and restated credit agreement, which had an aggregate principal balance of approximately $1,262.1 million.  Upon the execution of the sixth amended and restated credit agreement, Regal recognized a loss on debt extinguishment of approximately $18.4 million.

On August 10, 2010, Regal Entertainment Group entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company’s issuance and sale of $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes due 2018 (the “9 1/8% Senior Notes”). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under an indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million.  Subsequent to the issuance of the 9 1/8% Senior Notes, during August and September 2010, we used a portion of the net proceeds from the offering to repurchase a total of approximately $95.3 million aggregate principal amount of the 6¼% Convertible Senior Notes (as defined herein), in a series of privately negotiated transactions. As a result of these repurchases, the Company recorded a $4.2 million loss on debt extinguishment during the quarter ended September 30, 2010. See Note 4—“Debt Obligations” for further discussion of these transactions.

Total comprehensive income (loss) for the quarters ended September 30, 2010 and October 1, 2009 was $42.3 million and $(3.9) million, respectively.  Total comprehensive income for the three quarters ended September 30, 2010 and October 1, 2009 was $58.4 million and $57.4 million, respectively. Total comprehensive income (loss) consists of net income (loss) attributable to controlling interest and other comprehensive loss, net of tax, related to the change in the aggregate unrealized gain/loss on the Company’s interest rate swap arrangements and available-for-sale equity securities during each of the quarters and three quarters ended September 30, 2010 and October 1, 2009. The Company’s interest rate swap arrangements and available-for-sale equity securities are further described in Note 4—“Debt Obligations” and Note 11—”Fair Value of Financial Instruments.”

During the three quarters ended September 30, 2010, Regal paid three quarterly cash dividends of $0.18 on each outstanding share of the Company’s Class A and Class B common stock, or approximately $83.3 million in the aggregate.

The Company has prepared the unaudited condensed consolidated balance sheet as of September 30, 2010 and the unaudited condensed consolidated statements of income (loss) and cash flows for the quarters and three quarters ended September 30, 2010 and October 1, 2009 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 2009 unaudited condensed consolidated balance sheet information is derived from the 2009 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 30, 2010 are not necessarily indicative of the operating results that may be achieved for the full 2010 fiscal year.

2. ACQUISITION

Acquisition of Eight AMC Theatres

On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. The Company purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $0.2 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $55.0 million was directly allocated to the other five AMC theatres using the acquisition method of accounting.  Accordingly, the total cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party valuation.  The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.

The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Property and equipment, net	$40.6
Intangible assets	14.4
Total purchase price	$55.0

The transaction included the acquisition of certain identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years.  During the quarter and three quarters ended September 30, 2010, the Company recognized $0.1 million of amortization related to these intangible assets. Unaudited pro forma results of operations for the quarters and three quarters ended September 30, 2010 and October 1, 2009 reflecting the above acquisition have not been presented herein because the impact was inconsequential to the historical unaudited consolidated statements of income (loss) presented herein.

3. INVESTMENTS

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres.  On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark.  Concurrent with closing, the Company entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly owned subsidiary of DCIP.  Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the “DCIP Contributions”). The Company recorded such DCIP Contributions as an increase in its investment in DCIP.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net (gain) loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the three quarters ended September 30, 2010.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of September 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.  The Company’s investment in DCIP is included as a component of “Other non-current assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in DCIP for the three quarters ended September 30, 2010 are as follows (in millions):

Balance as of December 31, 2009	$0.7
Equity contributions(1)	42.3
Equity in loss of DCIP(2)	(15.5)
Balance as of September 30, 2010	$27.5

(1)

In addition to cash investments in DCIP totaling $0.6 million, upon execution of the Digital Cinema Agreements, the Company effected additional equity contributions to DCIP of approximately $41.7 million, consisting of cash and existing digital projection systems.

(2)

For the three quarters ended September 30, 2010 and October 1, 2009, the Company recorded losses of $15.5 million and $2.5 million, respectively, representing its share of the net loss of DCIP. Such amounts are presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statements of income.

We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes.

During the early stage of deployment, the Company is focusing on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company’s existing 35mm projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarter and three quarters ended September 30, 2010, the Company recorded approximately $3.5 million and $16.4 million, respectively, of accelerated depreciation related to such 35mm projection equipment.  As of September 30, 2010, we operated 1,648 screens outfitted with digital projection systems, 1,156 of which are digital 3D capable.

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

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other non-current assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in National CineMedia for the three quarters ended September 30, 2010 are as follows (in millions):

Balance as of December 31, 2009	$79.1
Receipt of common units(1)	5.9
Redemption of common units(2)	(14.0)
Equity in earnings attributable to additional common units(3)	3.5
Earnings recognized from National CineMedia(4)	25.2
Distributions received from National CineMedia(4)	(30.4)
Balance as of September 30, 2010	$69.3

(1)

As a result of the annual adjustment provisions of the Common Unit Adjustment Agreement, on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  The Company recorded the additional units at fair value using the available closing stock price of NCM, Inc. on March 17, 2010. Since the additional common units received do not represent the funding of prior losses of National CineMedia, the fair value of such units were recorded as a separate investment tranche in National CineMedia. As a result of these adjustments, the Company recorded an increase of $5.9 million to its investment in National CineMedia during the three quarters ended September 30, 2010.  With respect to the common units received on March 17, 2010, the Company recorded a corresponding $5.9 million increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement (“ESA”) following the units of revenue method.

(2)

On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. Finally, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million. These transactions caused a decrease in the Company’s ownership share in National CineMedia.  As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of September 30, 2010.

(3)

Since additional common units received pursuant to the Common Unit Adjustment Agreement represent separate investment tranches in National CineMedia, any undistributed equity in the earnings of National CineMedia pertaining to these tranches will be recognized under the equity method of accounting. As a result, the Company’s share in the net income of National CineMedia with respect to these tranches totaled $3.5 million during the three quarters ended September 30, 2010.  The Company’s share in the net income of National CineMedia with respect to additional common units received totaled approximately $1.5 million during the three quarters ended October 1, 2009.  Such amounts have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income.

(4)

During the three quarters ended September 30, 2010, the Company received $30.4 million in cash distributions from National CineMedia. Approximately $5.2 million of these cash distributions received during the three quarters ended September 30, 2010 were attributable to the receipt of additional common units pursuant to the Common Unit Adjustment Agreement and were recognized as a reduction in our investment in National CineMedia. During the three quarters ended October 1, 2009, the Company received $29.9 million in cash distributions from National CineMedia. Approximately $4.6 million of these cash distributions received during the three quarters ended October 1, 2009 were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income.

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

These revenues are presented as a component of other operating revenues in the Company’s financial statements and consist of the following amounts (in millions):

	Quarter Ended September 30, 2010	Quarter Ended October 1, 2009	Three Quarters Ended September 30, 2010	Three Quarters Ended October 1, 2009
Theatre access fees per patron	$3.6	$3.7	$11.1	$11.8
Theatre access fees per digital screen	1.4	1.3	4.1	3.9
Other NCM revenue	0.7	0.6	2.0	1.9
Amortization of ESA modification fees	1.2	1.0	3.5	3.0
Payments for beverage concessionaire advertising	(3.6)	(3.4)	(11.0)	(10.8)
Total	$3.3	$3.2	$9.7	$9.8

As of September 30, 2010, approximately $1.4 million and $1.0 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.  As of December 31, 2009, approximately $2.1 million due from/to National CineMedia were included in both “Trade and other receivables, net” and “Accounts payable.”

Summarized unaudited condensed consolidated statement of income information for National CineMedia for the quarters and the two quarters ended July 1, 2010 and July 2, 2009 is as follows (in millions):

	Quarter Ended July 1, 2010	Quarter Ended July 2, 2009	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
Revenues	$99.0	$92.9	$183.7	$166.4
Income from operations	43.5	40.0	69.7	62.1
Net income	27.5	32.5	40.2	44.4

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter ended September 30, 2010.

Other Investments

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company’s investment in RealD, Inc. as of September 30, 2010 was approximately $15.1 million.  See Note 11—“Fair Value of Financial Instruments” for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc.  The Company has recorded this investment within “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.

4. DEBT OBLIGATIONS

Debt obligations at September 30, 2010 and December 31, 2009 consist of the following (in millions):

	September 30, 2010	December 31, 2009
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,232.1	$1,265.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	391.5	390.7
Regal 9 1/8% Senior Notes	275.0	—
Regal 6¼% Convertible Senior Notes, net of debt discount	103.6	194.6
Regal Cinemas 9 3/8% Senior Subordinated Notes	51.5	51.5
Lease financing arrangements, weighted average interest rate of 11.22%, maturing in various installments through January 2021	72.7	77.2
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	15.7	17.3
Other	12.5	0.4
Total debt obligations	2,154.6	1,997.1
Less current portion	121.7	17.1
Total debt obligations, less current portion	$2,032.9	$1,980.0

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

Proceeds of the Term Facility (approximately $1,237.5 million, net of a $12.5 million debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate principal balance of approximately $1,262.1 million.  Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million.  No amounts have been drawn on the Revolving Facility.  The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder, subject to lenders providing additional commitments of up to $200.0 million and satisfaction of other conditions, as well as other term loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.

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

As of September 30, 2010 and December 31, 2009, borrowings of $1,232.1 million (net of debt discount) and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.42% (as of September 30, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps described below is taken into account.

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

Regal 9 1/8% Senior Notes— On August 10, 2010, Regal Entertainment Group entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters named on Schedule A thereto, with respect to the Company’s issuance and sale of $275.0 million in aggregate principal amount of the 9 1/8% Senior Notes. On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee.  The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6¼% Convertible Senior Notes as described below under the heading “Regal 6¼% Convertible Senior Notes.”

The 9 1/8% Senior Notes bear interest at a rate of 9.125% per year, payable semiannually in arrears in cash on February 15 and August 15 of each year. The 9 1/8% Senior Notes mature on August 15, 2018. The 9 1/8% Senior Notes are the Company’s senior unsecured obligations. They rank on parity with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s subordinated indebtedness. The 9 1/8% Senior Notes are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries initially guarantee any of the Company’s obligations with respect to the 9 1/8% Senior Notes.

Prior to August 15, 2014, the Company may redeem all or any part of the 9 1/8% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. The Company may redeem the 9 1/8% Senior Notes in whole or in part at any time on or after August 15, 2014 at the redemption prices specified in the Indenture. In addition, prior to August 15, 2013, the Company may redeem up to 35% of the original aggregate principal amount of 9 1/8% Senior Notes from the net proceeds of certain equity offerings at the redemption price specified in the Indenture.

If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their 9 1/8% Senior Notes at a price equal to 101% of the principal amount of the 9 1/8% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on its ability to pay dividends or make distributions on its capital stock, make loans or advances to its subsidiaries (or the Company), or transfer any properties or assets to its subsidiaries (or the Company); and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 9 1/8% Senior Notes to be due and payable immediately.

Regal Cinemas 8 5/8% Senior Notes— On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes due 2019 (the “8 5/8% Senior Notes”) at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).  Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010.  The 8 5/8% Senior Notes will mature on July 15, 2019.

The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds from the offering to repay a portion of the Prior Senior Credit Facility.

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

The 8 5/8%  Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the “Guarantors”). The guarantees of the 8 5/8% Senior Notes are the Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Guarantors’ existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes and the 6¼% Convertible Senior Notes, and rank senior in right of payment to all of the Guarantors’ existing and future subordinated indebtedness, including the guarantees of the Senior Subordinated Notes.  The 8 5/8% Senior Notes are effectively subordinated to all of the Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Guarantors’ subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

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

On September 30, 2010, at the then-current conversion price of $23.0336 per share (which conversion price may be adjusted pursuant to the certain events described further in the 6¼% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6¼% Convertible Senior Notes is convertible into approximately 43.4148 shares of our Class A common stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

In connection with the issuance of the 6¼% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6¼% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the “2008 Convertible Note Hedge”) with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at September 30, 2010, at a price per share of $23.0336). In the event of the conversion of the 6¼% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6¼% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6¼% Convertible Senior Notes.

In 2008, we also sold to Credit Suisse a warrant (the “2008 Warrant”) to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 4.5 million shares of our Class A common stock at the September 30, 2010 exercise price of $25.376 per share (which exercise price may be adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.  Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated deficit.

The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $25.376 (as of September 30, 2010). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

Subsequent to the issuance of the 9 1/8% Senior Notes described above, during August and September 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $95.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $4.2 million loss on debt extinguishment during the quarter ended September 30, 2010.

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

We have determined that if the liability and equity component of the 6¼% Convertible Senior Notes had been separately valued at the time of their issuance on March 10, 2008, the amount allocated to long-term debt would have been $187.4 million and the amount allocated to equity would have been $12.6 million (the amount paid for the 2008 Convertible Note Hedge).  The effective interest rate on the 6¼% Convertible Senior Notes (based upon the Company’s estimated nonconvertible debt borrowing rate at the time of issuance) would have been approximately 8.7%.

During each of the quarters ended September 30, 2010 and October 1, 2009, the Company recorded approximately $1.0 million of non-cash interest expense on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during each of these periods was approximately $2.7 million and $3.1 million, respectively. During the three quarters ended September 30, 2010 and October 1, 2009, the Company recorded approximately $3.1 million and $3.0 million, respectively, of non-cash interest expense on the 6¼% Convertible Senior Notes.  The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during the same periods was approximately $8.9 million and $9.4 million, respectively.

After giving effect to the repurchases during the quarter ended September 30, 2010 described under “Regal

6¼% Convertible Senior Notes” above, as of September 30, 2010 and December 31, 2009, the carrying amounts of the $200.0 million 6¼% Convertible Senior Notes were approximately $103.6 million and $194.6 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million.  We anticipate recording additional non-cash interest expense on the 6¼% Convertible Senior Notes in the amount of $1.1 million (the unamortized discount as of September 30, 2010) through the March 2011 maturity date of the 6¼% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million.  As of September 30, 2010, the if-converted value of the 6¼% Convertible Senior Notes was approximately $104.7 million.

Interest Rate Swaps

As described in Note 5 to the 2009 Audited Consolidated Financial Statements, during the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009.  These four interest rate swap agreements hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82% as of September 30, 2010 and December 31, 2009.

Under the terms of the Company’s effective interest rate swap agreements as of September 30, 2010, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

See Note 11—“Fair Value of Financial Instruments” for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Other Long-Term Obligations—Other long-term obligations (including the Senior Subordinated Notes) not explicitly discussed herein are described in Note 5 to the 2009 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for (benefit from) income taxes of $25.4 million and $(1.0) million for the quarters ended September 30, 2010 and October 1, 2009, respectively, reflect effective tax rates of approximately 37.4% and 34.5%, respectively.  The provision for income taxes of $40.8 million and $40.3 million for the three quarters ended September 30, 2010 and October 1, 2009, respectively, reflect effective tax rates of approximately 39.0% and 40.3%, respectively. The increase in the effective tax rate for the quarter ended September 30, 2010 is primarily attributable to the accrual of interest on uncertain tax positions with state taxing authorities during the quarter ended October 1, 2009. The decrease in the effective tax rate for the three quarters ended September 30, 2010 is primarily attributable to a decrease in the effective tax rates in certain states during three quarters ended September 30, 2010. The effective tax rates for the quarters and three quarters ended September 30, 2010 and October 1, 2009 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 30, 2010 and December 31, 2009, totaling $13.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is not subject to U.S. federal examinations by tax authorities for years before 2007, and with limited exceptions, is not subject to state income tax examinations for years before 2006. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 30, 2010, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of September 30, 2010, 130,572,036 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 30, 2010, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 30, 2010. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2009 Audited Consolidated Financial Statements.

Warrants

Other than disclosed in Note 4—“Debt Obligations” and Note 9—“Earnings Per Share,” no warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 30, 2010.

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

Stock Options

As of September 30, 2010, options to purchase a total of 510,436 shares of Class A common stock were outstanding under the Incentive Plan, and 1,502,279 shares remain available for future issuance under the Incentive Plan. There were no stock options granted during the quarters and three quarters ended September 30, 2010 and October 1, 2009.  During the three quarters ended October 1, 2009, the Company recognized approximately $0.1 million of share-based compensation expense related to stock options.  Such expense is presented as a component of “General and administrative expenses.”  No share-based compensation expense related to stock options was recognized during the quarter and three quarters ended September 30, 2010.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the three quarters ended September 30, 2010, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.7 million for the three quarters ended September 30, 2010. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the three quarters ended October 1, 2009, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows.  Net cash proceeds from the exercise of stock options were $0.1 million for the three quarters ended October 1, 2009.  The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.

The following table represents stock option activity for the three quarters ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	569,757	$9.43	2.78
Granted	—	—
Exercised	(55,574)	12.63
Forfeited	(3,747)	16.18
Outstanding options at end of period	510,436	9.03	2.02
Exercisable options at end of period	510,436	9.03	2.02

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

During the quarters ended September 30, 2010 and October 1, 2009, the Company recognized approximately $1.1 million and $1.1 million, respectively, of share-based compensation expense related to restricted share grants.  During the three quarters ended September 30, 2010 and October 1, 2009, the Company recognized approximately $3.3 million and $2.9 million, respectively, of shares-based compensation expense related to restricted share grants. Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 30, 2010, we have unrecognized compensation expense of $8.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended September 30, 2010:

Unvested at beginning of period	971,568
Granted during the period	289,679
Vested during the period	(282,480)
Forfeited during the period	(4,001)
Unvested at end of period	974,766

During each of the three quarters ended September 30, 2010 and October 1, 2009, the Company paid three cash dividends of $0.18 per share of outstanding restricted stock totaling approximately $0.6 million and $0.5 million, respectively.

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

During the quarters ended September 30, 2010 and October 1, 2009, the Company recognized approximately $0.8 million and $0.6 million, respectively, of share-based compensation expense related to performance share grants. During the three quarters ended September 30, 2010 and October 1, 2009, the Company recognized approximately $2.2 million and $1.4 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of “General and administrative expenses.”  As of September 30, 2010, we have unrecognized compensation expense of $8.1 million associated with performance share units.  During the quarter ended July 1, 2010, 183,430 performance share awards were effectively cancelled.  These awards were scheduled to vest on June 1, 2010, the one year anniversary of the calculation date. As of the calculation date, which was June 1, 2009, threshold performance goals were not satisfied, and therefore, all 183,430 restricted shares under this performance grant were cancelled as of June 1, 2010.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 30, 2010:

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

8. RELATED PARTY TRANSACTIONS

During the quarters and three quarters ended September 30, 2010 and October 1, 2009, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and three quarters ended September 30, 2010 and October 1, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During fiscal 2006, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf.  During fiscal 2009, the ultimate financial terms of the management agreement were approved by the Company’s board of directors, which included a management fee payable to Regal based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal. The theatre opened in October 2009. During the quarter and three quarters ended September 30, 2010, the Company received approximately $0.1 million and $0.4 million, respectively, from the Anschutz affiliate for management fees related to the theatre site. Finally, as of December 31, 2009, the Anschutz affiliate owed the Company approximately $0.6 million related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.   This amount was paid to Regal during the quarter ended April 1, 2010.

9. EARNINGS (LOSS) PER SHARE

We compute earnings (loss) per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares and performance shares and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss) per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss) per share by application of the if-converted method. In addition, the computation of the diluted earnings (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings (loss) per share of Class B common stock does not assume the conversion of those shares. Since the Company reported a net loss of $1.8 million for the quarter ended October 1, 2009, the impact of potential common stock equivalents described above were not included in the computation of diluted net loss per common share because the effect would have been antidilutive.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter ended September 30, 2010			Quarter ended October 1, 2009		Three Quarters Ended September 30, 2010			Three Quarters Ended October 1, 2009
	Class A		Class B	Class A	Class B	Class A		Class B	Class A		Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$36.0		$6.6	$(1.5)	$(0.3)	$54.0		$9.9	$50.7		$9.3
Denominator:
Weighted average common shares outstanding (in thousands)	129,699		23,709	129,344	23,709	129,684		23,709	129,341		23,709
Basic earnings (loss) per share	$0.28		$0.28	$(0.01)	$(0.01)	$0.42		$0.42	$0.39		$0.39
Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$36.0		$6.6	$(1.5)	$(0.3)	$54.0		$9.9	$50.7		$9.3
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	6.6		—	(0.3)	—	9.9		(0.1)	9.3		—
Reallocation of undistributed earnings (loss) to Class B shares for effect of other dilutive securities	—		—	—	—	—		—	—		—
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	— (1)	—	—	(1)	—	—	(1)	—
Allocation of undistributed earnings (loss)	$42.6		$6.6	$(1.8)	$(0.3)	$63.9		$9.8	$60.0		$9.3
Denominator:
Number of shares used in basic computation (in thousands)	129,699		23,709	129,344	23,709	129,684		23,709	129,341		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709	—	23,709		—	23,709		—
Stock options	144		—	— (1)	—	162		—	140		—
Restricted stock and performance shares	770		—	— (1)	—	958		—	871		—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	— (1)	—	—	(1)	—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,322		23,709	153,053	23,709	154,513		23,709	154,061		23,709
Diluted earnings (loss) per share	$0.28		$0.28	$(0.01)	$(0.01)	$0.41		$0.41	$0.39		$0.39

(1)	No amount reported as the impact on earnings (loss) per share of Class A common stock would have been antidilutive.

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The inputs used to develop these fair value measurements are established in a hierarchy, which ranks the quality and reliability of the information used to determine fair value. The fair value classification is based on levels of inputs. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories described in ASC Topic 820, Fair Value Measurements and Disclosures:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010 Using
	Total Carrying Value at September 30, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available-for-sale(1)	$15.1	$—	$15.1	$—
Total assets at fair value	$15.1	$—	$15.1	$—
Liabilities:
Interest rate swaps(2)	$28.4	$—	$28.4	$—
Total liabilities at fair value	$28.4	$—	$28.4	$—

(1)          The Company maintains an investment in RealD Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,782 shares of RealD, Inc. common stock at approximately $0.00667 per share. The stock options vest in three tranches upon the achievement of screen installation targets. During the three quarters ended September 30, 2010, the Company vested in the first and second tranches to purchase a total of 815,188 shares of RealD, Inc. common stock. These options are accounted for as available-for-sale equity securities and are recorded in the unaudited condensed consolidated balance sheet in “Other non-current assets” with a corresponding amount recorded to “Other non-current liabilities” on the dates at which the options vest.  Recurring fair value adjustments to these options are recorded to “Other non-current assets” with a corresponding entry to “Accumulated other comprehensive loss” on a quarterly basis. The fair value of the RealD, Inc. stock options is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 2 of the valuation hierarchy, after consideration of the lock-up period to which the Company is subject until January 2011.  As of September 30, 2010, the carrying value of the RealD, Inc. stock options vested and held by the Company as of September 30, 2010 was approximately $15.1 million. The corresponding amounts recorded in “Other non-current liabilities” and Accumulated other comprehensive loss, net” were $12.7 million and $1.5 million (net of tax), respectively.  The amount recorded in “Other non-current liabilities” is being amortized on a straight-line basis to reduce RealD, Inc. license expense recorded in the unaudited condensed consolidated statement of operations. Such amortization totaled $0.2 million and $0.4 million, respectively for the quarter and three quarters ended September 30, 2010.

(2)          The fair value of the Company’s interest rate swaps described in Note 4—“Debt Obligations is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.  As of September 30, 2010, the aggregate fair value of the Company’s four interest rate swaps was determined to be approximately $(28.4) million, which was recorded as a component of “Other non-current liabilities” with a corresponding amount of $(17.3) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  As of December 31, 2009, the aggregate fair value the Company’s four interest rate swaps was determined to be approximately $(16.8) million, which was recorded as a component of “Other non-current liabilities” with a corresponding amount of $(10.3) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters and three quarters ended September 30, 2010 and October 1, 2009 and accordingly, the net losses on the swaps of $7.0 million and $3.8 million, respectively, were reported as a component of other comprehensive loss for the three quarters ended September 30, 2010 and October 1, 2009.

In addition, the Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of September 30, 2010 and December 31, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes and the 6¼% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of September 30, 2010 and December 31, 2009. The fair value of the Senior Subordinated Notes is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) for this issuance as of September 30, 2010 and December 31, 2009.  The aggregate carrying values and fair values of long-term debt at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Carrying value	$2,053.7	$1,902.2
Fair value	$2,087.8	$1,923.1

12. SUBSEQUENT EVENTS

On October 28, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 17, 2010, to stockholders of record on December 8, 2010.

During October 2010, we repurchased approximately $30.0 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a privately negotiated transaction. The Company is currently evaluating the accounting implications of the fees related to the settlement and the remaining unamortized debt issue costs and unamortized debt discount associated with the 6¼% Convertible Senior Notes on its consolidated financial position, cash flows and results of operations.

On November 1, 2010, we redeemed the remaining outstanding $51.5 million principal amount of the Senior Subordinated Notes due February 1, 2012 at a redemption price of 100.0% of their principal amount, plus accrued interest.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$366.6	$47.4	$—	$414.0
Trade and other receivables, net	—	—	20.4	1.4	—	21.8
Other current assets	—	—	41.3	6.9	(0.8)	47.4
TOTAL CURRENT ASSETS	—	—	428.3	55.7	(0.8)	483.2
Property and equipment, net	21.9	—	1,663.6	45.0	(12.5)	1,718.0
Goodwill and intangible assets, net	—	—	194.9	7.1	—	202.0
Deferred income tax asset	1.5	—	130.5	—	(19.6)	112.4
Other non-current assets	107.0	1,730.3	434.6	66.0	(2,183.2)	154.7
TOTAL ASSETS	$130.4	$1,730.3	$2,851.9	$173.8	$(2,216.1)	$2,670.3

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$105.2	$9.4	$—	$13.4	$(6.3)	$121.7
Accounts payable	0.3	—	97.2	6.8	—	104.3
Accrued expenses and other liabilities	4.5	8.2	126.2	5.0	(0.8)	143.1
TOTAL CURRENT LIABILITIES	110.0	17.6	223.4	25.2	(7.1)	369.1
Long-term debt, less current portion	285.9	1,665.7	—	—	—	1,951.6
Lease financing arrangements, less current portion	—	—	67.6	—	—	67.6
Capital lease obligations, less current portion	—	—	12.4	1.3	—	13.7
Deferred income tax liability	—	—	—	19.6	(19.6)	—
Other liabilities	0.5	0.1	508.3	26.7	—	535.6
TOTAL LIABILITIES	396.4	1,683.4	811.7	72.8	(26.7)	2,937.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(266.0)	46.9	2,041.7	100.8	(2,189.4)	(266.0)
Noncontrolling interest	—	—	(1.5)	0.2	—	(1.3)
TOTAL EQUITY (DEFICIT)	(266.0)	46.9	2,040.2	101.0	(2,189.4)	(267.3)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$130.4	$1,730.3	$2,851.9	$173.8	$(2,216.1)	$2,670.3

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$267.7	$60.4	$—	$328.1
Trade and other receivables, net	—	—	66.9	2.1	—	69.0
Other current assets	—	6.7	15.2	1.7	8.2	31.8
TOTAL CURRENT ASSETS	—	6.7	349.8	64.2	8.2	428.9
Property and equipment, net	—	—	1,778.2	52.8	(12.3)	1,818.7
Goodwill and other intangible assets	—	—	183.4	7.1	—	190.5
Deferred income tax asset	1.8	—	104.3	—	(28.0)	78.1
Other non-current assets	1.9	1,638.3	218.1	59.5	(1,796.3)	121.5
TOTAL ASSETS	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$—	$9.8	$—	$13.1	$(5.8)	$17.1
Accounts payable	0.3	—	185.0	13.2	—	198.5
Accrued expenses and other liabilities	54.9	17.8	153.6	5.9	(51.3)	180.9
TOTAL CURRENT LIABILITIES	55.2	27.6	338.6	32.2	(57.1)	396.5
Long-term debt, less current portion	194.6	1,697.8	0.2	—	—	1,892.6
Lease financing arrangements, less current portion	—	—	72.0	—	—	72.0
Capital lease obligations, less current portion	—	—	13.9	1.5	—	15.4
Deferred income tax liability	—	—	—	19.8	(19.8)	—
Other liabilities	—	17.0	462.2	28.9	—	508.1
TOTAL LIABILITIES	249.8	1,742.4	886.9	82.4	(76.9)	2,884.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(246.1)	(97.4)	1,748.0	100.9	(1,751.5)	(246.1)
Noncontrolling interest	—	—	(1.1)	0.3	—	(0.8)
TOTAL EQUITY (DEFICIT)	(246.1)	(97.4)	1,746.9	101.2	(1,751.5)	(246.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3.7	$1,645.0	$2,633.8	$183.6	$(1,828.4)	$2,637.7

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$638.3	$59.7	$(1.6)	$696.4
OPERATING EXPENSES:
Film rental and advertising costs	—	—	233.8	20.9	—	254.7
Cost of concessions	—	—	23.3	2.6	—	25.9
Rent expense	—	—	87.9	9.5	(0.7)	96.7
Other operating expenses	—	—	177.9	18.8	—	196.7
General and administrative expenses	0.1	—	16.2	1.8	(1.6)	16.5
Depreciation and amortization	0.1	—	48.9	2.9	—	51.9
Net gain on disposal and impairment of operating assets	—	—	(4.1)	—	—	(4.1)
TOTAL OPERATING EXPENSES	0.2	—	583.9	56.5	(2.3)	638.3
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	54.4	3.2	0.7	58.1
OTHER EXPENSE (INCOME):
Interest expense, net	7.6	28.9	1.6	0.2	—	38.3
Earnings recognized from NCM	—	—	(8.7)	—	—	(8.7)
Other, net	(46.0)	(67.1)	(128.4)	—	202.0	(39.5)
TOTAL OTHER EXPENSE (INCOME), NET	(38.4)	(38.2)	(135.5)	0.2	202.0	(9.9)
INCOME (LOSS) BEFORE INCOME TAXES	38.2	38.2	189.9	3.0	(201.3)	68.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.4)	(11.3)	39.7	1.4	—	25.4
NET INCOME (LOSS)	42.6	49.5	150.2	1.6	(201.3)	42.6
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$42.6	$49.5	$150.2	$1.6	$(201.3)	$42.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) INFORMATION

QUARTER ENDED OCTOBER 1, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$617.9	$57.1	$(1.5)	$673.5
OPERATING EXPENSES:
Film rental and advertising costs	—	—	224.7	19.9	—	244.6
Cost of concessions	—	—	24.6	2.5	—	27.1
Rent expense	—	—	83.9	9.8	—	93.7
Other operating expenses	—	—	175.3	18.9	—	194.2
General and administrative expenses	0.1	—	16.7	1.8	(1.5)	17.1
Depreciation and amortization	—	—	48.3	2.9	—	51.2
Net loss on disposal and impairment of operating assets	—	—	7.1	0.1	—	7.2
TOTAL OPERATING EXPENSES	0.1	—	580.6	55.9	(1.5)	635.1
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	37.3	1.2	—	38.4
OTHER EXPENSE (INCOME):
Interest expense, net	4.6	33.5	2.2	—	—	40.3
Earnings recognized from NCM	—	—	(7.4)	—	—	(7.4)
Other, net	(0.8)	(34.5)	46.6	—	(2.9)	8.4
TOTAL OTHER EXPENSE (INCOME), NET	3.8	(1.0)	41.4	—	(2.9)	41.3
INCOME (LOSS) BEFORE INCOME TAXES	(3.9)	1.0	(4.1)	1.2	2.9	(2.9)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2.0)	—	0.2	0.8	—	(1.0)
NET INCOME (LOSS)	(1.9)	1.0	(4.3)	0.4	2.9	(1.9)
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	(0.1)	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(1.9)	$1.0	$(4.1)	$0.3	$2.9	$(1.8)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE QUARTERS ENDED SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,975.8	$176.0	$(4.9)	$2,146.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	729.1	62.1	—	791.2
Cost of concessions	—	—	71.8	7.6	—	79.4
Rent expense	—	—	257.3	29.1	(0.7)	285.7
Other operating expenses	—	—	538.5	56.7	—	595.2
General and administrative expenses	0.4	—	48.6	5.5	(4.9)	49.6
Depreciation and amortization	0.1	—	153.4	9.0	—	162.5
Net loss on disposal and impairment of operating assets	—	—	9.0	2.6	—	11.6
TOTAL OPERATING EXPENSES	0.5	—	1,807.7	172.6	(5.6)	1,975.2
INCOME (LOSS) FROM OPERATIONS	(0.5)	—	168.1	3.4	0.7	171.7
OTHER EXPENSE (INCOME):
Interest expense, net	17.1	87.3	5.1	0.5	—	110.0
Earnings recognized from NCM	—	—	(28.7)	—	—	(28.7)
Other, net	(73.1)	(122.5)	(121.4)	—	302.9	(14.1)
TOTAL OTHER EXPENSE (INCOME), NET	(56.0)	(35.2)	(145.0)	0.5	302.9	67.2
INCOME (LOSS) BEFORE INCOME TAXES	55.5	35.2	313.1	2.9	(302.2)	104.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.3)	(41.3)	88.3	2.1	—	40.8
NET INCOME (LOSS)	63.8	76.5	224.8	0.8	(302.2)	63.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$63.8	$76.5	$225.0	$0.8	$(302.2)	$63.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE QUARTERS ENDED OCTOBER 1, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,957.1	$176.1	$(4.9)	$2,128.3
OPERATING EXPENSES:
Film rental and advertising costs	—	—	706.4	61.3	—	767.7
Cost of concessions	—	—	75.3	7.5	—	82.8
Rent expense	—	—	252.8	29.4	—	282.2
Other operating expenses	—	—	521.0	54.9	—	575.9
General and administrative expenses	0.3	—	46.8	5.6	(4.9)	47.8
Depreciation and amortization	—	—	142.9	8.7	—	151.6
Net loss on disposal and impairment of operating assets	—	—	17.2	5.9	—	23.1
TOTAL OPERATING EXPENSES	0.3	—	1,762.4	173.3	(4.9)	1,931.1
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	194.7	2.8	—	197.2
OTHER EXPENSE (INCOME):
Interest expense, net	14.0	93.3	7.1	0.1	—	114.5
Earnings recognized from NCM	—	—	(26.8)	—	—	(26.8)
Other, net	(68.1)	(162.0)	9.4	—	230.1	9.4
TOTAL OTHER EXPENSE (INCOME), NET	(54.1)	(68.7)	(10.3)	0.1	230.1	97.1
INCOME BEFORE INCOME TAXES	53.8	68.7	205.0	2.7	(230.1)	100.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(6.0)	—	44.2	2.1	—	40.3
NET INCOME (LOSS)	59.8	68.7	160.8	0.6	(230.1)	59.8
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	(0.1)	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$59.8	$68.7	$161.1	$0.5	$(230.1)	$60.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE QUARTERS ENDED SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.5)	$—	$143.5	$(9.5)	$—	$114.5
Cash Flows from Investing Activities:
Capital expenditures	—	—	(66.4)	(3.4)	—	(69.8)
Proceeds from disposition of assets	—	—	32.3	—	—	32.3
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Net proceeds from sale of NCM, Inc. common stock	—	—	66.0	—	—	66.0
Investment in DCIP and other	—	—	(29.9)	—	—	(29.9)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(53.0)	(3.4)	—	(56.4)
Cash Flows from Financing Activities:
Cash used to pay dividends	(83.3)	—	—	—	—	(83.3)
Cash received (paid) to/from REG Parent Company	(67.9)	67.9	—	—	—	—
Cash received (paid) to/from subsidiary	—	(67.9)	67.9	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	275.0	—	—	—	—	275.0
Cash used to repurchase 6¼% Convertible Senior Notes	(97.9)	—	—	—	—	(97.9)
Net payments on long-term obligations	(0.7)	—	(26.9)	(0.1)	—	(27.7)
Debt discount paid on amended senior credit facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs	(5.5)	—	(20.1)	—	—	(25.6)
Cash used to purchase treasury shares and other	(0.9)	—	—	—	—	(0.9)
Proceeds from stock option exercises	0.7	—	—	—	—	0.7
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19.5	—	8.4	(0.1)	—	27.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	98.9	(13.0)	—	85.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$366.6	$47.4	$—	$414.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE QUARTERS ENDED OCTOBER 1, 2009

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.4)	$—	$221.1	$5.3	$—	$220.0
Cash Flows from Investing Activities:
Capital expenditures	—	—	(78.2)	(8.1)	—	(86.3)
Proceeds from disposition of assets	—	—	0.2	0.2	—	0.4
Other	—	—	(2.5)	—	—	(2.5)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(80.5)	(7.9)	—	(88.4)
Cash Flows from Financing Activities:
Cash used to pay dividends	(83.1)	—	—	—	—	(83.1)
Cash received (paid) to/from REG Parent Company	89.8	(89.8)	—	—	—	—
Cash received (paid) to/from subsidiary	—	(300.4)	300.4	—	—	—
Net payments on long-term obligations	—	—	(397.8)	(0.1)	—	(397.9)
Payment of debt acquisition costs and other	—	—	(18.4)	—	—	(18.4)
Proceeds from stock option exercises	0.1	—	—	—	—	0.1
Cash used to purchase treasury shares and other	(0.4)	—	—	—	—	(0.4)
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	390.2	—	—	—	390.2
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.4	—	(115.8)	(0.1)	—	(109.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	24.8	(2.7)	—	22.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	117.1	53.1	—	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$141.9	$50.4	$—	$192.3

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

The Company

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,723 screens in 542 theatres in 37 states and the District of Columbia as of September 30, 2010. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

As further described in Note 3—“Investments,” on March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  As part of the closing, the Company made the DCIP Contributions.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net (gain) loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the three quarters ended September 30, 2010.  After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of September 30, 2010, while continuing to maintain a one-third voting interest along with AMC and Cinemark.

On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.  See Note 2—“Acquisition” for further discussion of this transaction.

On March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia.  On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. In addition, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million. The aggregate net proceeds will be used for general corporate purposes.  These transactions, together with National CineMedia’s issuance of 6.5 million common units to AMC in the the second quarter of 2010 as a result of an acquistion, had the effect of decreasing the Company’s ownership share in National CineMedia.  As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of September 30, 2010.

On May 19, 2010, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto.  The Amended Senior Credit Facility consists of a Term Facility in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date. Net proceeds of the Term Facility (approximately $1,237.5 million) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate principal balance of approximately $1,262.1 million. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million.  No amounts have been drawn on the Revolving Facility.  The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder, subject to lenders providing additional commitments of up to $200.0 million and satisfaction of other conditions, as well as other term loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.  The Amended Senior Credit Agreement is secured by substantially all assets of Regal Cinemas and certain of its subsidiaries.

On August 10, 2010, Regal Entertainment Group entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the 9 1/8% Senior Notes. On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee.  The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The net proceeds will be used to repay outstanding indebtedness under the 6¼% Convertible Senior Notes, the Senior Subordinated Notes and for general corporate purposes. Subsequent to the issuance of the 9 1/8% Senior Notes, during August and September 2010, we used a portion of the net proceeds from the offering to repurchase a total of approximately $95.3 million principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of these repurchases, the Company recorded a $4.2 million loss on debt extinguishment during the quarter ended September 30, 2010.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and “Results of Operations” below.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s third fiscal quarter of 2010 were estimated to have increased by approximately 6% in comparison to the third fiscal quarter of 2009.  During the third fiscal quarter of 2010, the industry’s box office results were positively impacted by an increase in the percentage of attendance generated by premium-priced 3D and IMAX® films, including the strong performance of Inception, Despicable Me and The Twilight Saga: Eclipse.

Our total revenues for the quarter ended September 30, 2010 (“Q3 2010 Period”) were $696.4 million and consisted of $486.1 million of admissions revenues, $183.0 million of concessions revenues and $27.3 million of other operating revenues, and increased approximately 3.4% from total revenues of $673.5 million for the quarter ended October 1, 2009 (“Q3 2009 Period”).

Total admissions revenues increased $22.7 million during the Q3 2010 Period, or 4.9%, to $486.1 million, from $463.4 million in the Q3 2009 Period primarily due to a 6.2% increase in average ticket prices, partially offset by a 1.3% decline in attendance.  An increase in the percentage of our admissions revenues generated by premium-priced 3D and IMAX® films exhibited during the Q3 2010 Period along with price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary drivers of the increase in our Q3 2010 Period average ticket price. We believe that the slight decrease in attendance during the Q3 2010 Period was largely mitigated by an increase in the percentage of attendance from films released in premium-priced 3D and IMAX® formats, such as Inception, Despicable Me and The Twilight Saga: Eclipse.  Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was in line with the industry’s results for the Q3 2010 Period as compared to the Q3 2009 Period.

During the three quarters ended September 30, 2010 (the “Fiscal 2010 Period”), we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2010 Period totaled approximately $83.3 million.

•                  We continued to expand our use of new technologies to provide a premium movie-going experience for our customers and broaden our premium content offerings. Specifically, the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, allow us to offer our patrons premium 3D and large format movie experiences that we believe generate incremental revenue for the Company. As of September 30, 2010, we operated 46 IMAX® screens and operated 1,648 additional screens outfitted with digital projection systems, 1,156 of which are digital 3D capable. In addition, we ultimately expect to outfit all of our screens with digital projection systems, with approximately 40% of our total screens being digital 3D capable. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

•             During the Fiscal 2010 Period, the Company acquired eight theatres with 106 screens from an affiliate of AMC.  Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens.  In addition to the theatres acquired from an affiliate of AMC, we opened one new theatre with 16 screens and closed 15 theatres with 167 screens (including the two theatres exchanged with AMC), ending the Fiscal 2010 Period with 542 theatres and 6,723 screens.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income (loss) for the Q3 2010 Period, the Q3 2009 Period, the Fiscal 2010 Period and the three quarters ended October 1, 2009 (the “Fiscal 2009 Period”) (dollars in millions, except average ticket prices and average concession per patron):

	Q3 2010 Period		Q3 2009 Period		Fiscal 2010 Period		Fiscal 2009 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$486.1	69.8%	$463.4	68.8%	$1,498.1	69.8%	$1,464.6	68.8%
Concessions	183.0	26.3	182.6	27.1	560.6	26.1	576.9	27.1
Other operating revenues	27.3	3.9	27.5	4.1	88.2	4.1	86.8	4.1
Total revenues	696.4	100.0	673.5	100.0	2,146.9	100.0	2,128.3	100.0
Operating expenses:
Film rental and advertising costs(1)	254.7	52.4	244.6	52.8	791.2	52.8	767.7	52.4
Cost of concessions(2)	25.9	14.2	27.1	14.8	79.4	14.2	82.8	14.4
Rent expense(3)	96.7	13.9	93.7	13.9	285.7	13.3	282.2	13.3
Other operating expenses(3)	196.7	28.2	194.2	28.8	595.2	27.7	575.9	27.1
General and administrative expenses (including share-based compensation expense of $1.9 and $1.7 for the Q3 2010 Period and the Q3 2009 Period, respectively, and $5.5 and $4.3 for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively(3)	16.5	2.4	17.1	2.5	49.6	2.3	47.8	2.2
Depreciation and amortization(3)	51.9	7.5	51.2	7.6	162.5	7.6	151.6	7.1
Net (gain) loss on disposal and impairment of operating assets(3)	(4.1)	0.6	7.2	1.1	11.6	0.5	23.1	1.1
Total operating expenses(3)	638.3	91.7	635.1	94.3	1,975.2	92.0	1,931.1	90.7
Income from operations(3)	58.1	8.3	38.4	5.7	171.7	8.0	197.2	9.3
Interest expense, net(3)	38.3	5.5	40.3	6.0	110.0	5.1	114.5	5.4
Loss on extinguishment of debt(3)	4.0	0.6	7.4	1.1	22.4	1.0	7.4	0.3
Gain on sale of NCM, Inc. common stock	(52.0)	7.5	—	—	(52.0)	2.4	—	—
Earnings recognized from NCM(3)	(8.7)	1.2	(7.4)	1.1	(28.7)	1.3	(26.8)	1.3
Provision for (benefit from) income taxes(3)	25.4	3.6	(1.0)	0.1	40.8	1.9	40.3	1.9
Net income (loss) attributable to controlling interest(3)	$42.6	6.1	$(1.8)	0.3	$63.9	3.0	$60.0	2.8
Attendance (in thousands)	56,379	*	57,098	*	172,759	*	181,582	*
Average ticket price(4)	$8.62	*	$8.12	*	$8.67	*	$8.07	*
Average concessions revenues per patron(5)	$3.25	*	$3.20	*	$3.24	*	$3.18	*

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

Q3 2010 Period Compared to Q3 2009 Period and the Fiscal 2010 Period Compared to the Fiscal 2009 Period

Admissions

Total admissions revenues increased $22.7 million during the Q3 2010 Period, or 4.9%, to $486.1 million, from $463.4 million in the Q3 2009 Period primarily due to a 6.2% increase in average ticket prices, partially offset by a 1.3% decrease in attendance.  During the Fiscal 2010 Period, total admissions revenues increased $33.5 million, or 2.3%, to $1,498.1 million, from $1,464.6 million in the Fiscal 2009 Period. A 7.4% increase in average ticket prices, partially offset by 4.9% decrease in attendance, led to the favorable increase in the Fiscal 2010 Period admissions revenues.  An increase in the percentage of our admissions revenues generated by premium-priced 3D and IMAX® films exhibited during the Q3 2010 Period and the Fiscal 2010 Period along with price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary drivers of the increase in our Q3 2010 Period and Fiscal 2010 Period average ticket prices.  We believe that the slight decrease in attendance during the Q3 2010 Period was largely mitigated by an increase in the percentage of attendance from films released in premium-priced 3D and IMAX® formats, such as Inception, Despicable Me and The Twilight Saga: Eclipse.   We believe that the overall decrease in attendance during the Fiscal 2010 Period was primarily a result of the breadth of films released during 2009, partially offset by an increase in the percentage of attendance from premium-priced 3D and IMAX® films and strong attendance from key 2010 film releases, such as Avatar, Toy Story 3, Alice in Wonderland, Iron Man 2, and Inception.   Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was in line with the industry’s results for the Q3 2010 Period as compared to the Q3 2009 Period.  The increase in our admissions revenues on a per screen basis was slightly less than the industry’s results for the Fiscal 2010 Period as compared to the Fiscal 2009 Period. We believe the less than industry increase in admissions revenues on a per screen basis in the Fiscal 2010 Period was attributable to geographical differences in film product performance.

Concessions

During the Q3 2010 Period, total concessions revenues increased $0.4 million, or 0.2%, to $183.0 million, from $182.6 million for the Q3 2009 Period.  Total concessions revenues decreased $16.3 million, or 2.8%, to $560.6 million in the Fiscal 2010 Period, from $576.9 million in the Fiscal 2009 Period.  Average concessions revenues per patron during the Q3 2010 Period increased 1.6%, to $3.25, from $3.20 for the Q3 2009 Period and increased 1.9%, to $3.24 during the Fiscal 2010 Period, from $3.18 in the Fiscal 2009 Period. The increase in average concessions revenues per patron for the Q3 2010 Period and the Fiscal 2010 Period was primarily a result of selective price increases effected subsequent to the end of the Q3 2009 period.

Other Operating Revenues

Other operating revenues decreased $0.2 million, or 0.7%, to $27.3 million for the Q3 2010 Period, from $27.5 million for the Q3 2009 Period. During the Fiscal 2010 Period, other operating revenues increased $1.4 million, or 1.6%, to $88.2 million, from $86.8 million in the Fiscal 2009 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs.  The decrease in other operating revenues during the Q3 2010 Period was primarily driven by decreases in revenues related to our gift card and discount ticket programs, partially offset by increases in other theatre revenues.   The increase in other operating revenues during the Fiscal 2010 Period was primarily driven by increases in revenues related to our gift card and discount ticket programs and other theatre revenues, partially offset by a decrease in revenues from our vendor marketing programs.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 52.4% during the Q3 2010 Period from 52.8% in the Q3 2009 Period.  During the Fiscal 2010 Period, film rental and advertising costs as a percentage of admissions revenues increased to 52.8% from 52.4% in the Fiscal 2009 Period.  The decrease in film rental and advertising costs as a percentage of admissions revenues during the Q3 2010 Period was primarily attributable to a reduction in newspaper advertising costs during the period.  The increase in film rental and advertising costs as a percentage of admissions revenues during the Fiscal 2010 Period was primarily attributable to higher film costs associated with the success of Avatar, partially offset by a reduction in newspaper advertising costs.

Cost of Concessions

During the Q3 2010 Period, cost of concessions decreased $1.2 million, or 4.4%, to $25.9 million as compared to the Q3 2009 Period.  Cost of concessions decreased $3.4 million, or 4.1%, to $79.4 million during the Fiscal 2010 Period, from $82.8 million in the Fiscal 2009 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2010 Period was approximately 14.2% compared to 14.8% for the Q3 2009 Period.  For the Fiscal 2010 Period, cost of concessions as a percentage of concession revenues was approximately 14.2%, compared to 14.4% for the Fiscal 2009 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q3 2010 Period and the Fiscal 2010 Period was primarily related to selective price increases effected subsequent to the end of the Q3 2009 period, slightly lower raw material costs for certain items and a shift in the mix and sizes of products sold at the concession stand.  In addition, we also experienced an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the Fiscal 2010 Period.

Rent Expense

Rent expense increased by $3.0 million, or 3.2%, to $96.7 million in the Q3 2010 Period, from $93.7 million in the Q3 2009 Period.  During the Fiscal 2010 Period, rent expense totaled $285.7 million, an increase of $3.5 million, or 1.2% from the Fiscal 2009 Period.  The increase in rent expense during the Q3 2010 Period and the Fiscal 2010 Period was primarily attributable to increases in contingent rent associated with the increase in total revenues and incremental rent associated with the 106 screens acquired from an affiliate of AMC, partially offset by a reduction in rent associated with the closure of 195 screens subsequent to the end of the Q3 2009 period.

Other Operating Expenses

Other operating expenses increased $2.5 million, or 1.3%, to $196.7 million in the Q3 2010 Period, from $194.2 million in the Q3 2009 Period.  During the Fiscal 2010 Period, other operating expenses increased $19.3 million, or 3.4%, to $595.2 million, from $575.9 million in the Fiscal 2009 Period.  The increase in other operating expenses during the Q3 2010 Period was attributable to increased costs associated with higher 3D and IMAX® film revenues, incremental DCIP related expenses and inflationary increases in non-rent occupancy costs, partially offset by a reduction in theatre-level payroll costs.  The increase in other operating expenses during the Fiscal 2010 Period was attributable to increased costs associated with higher 3D and IMAX® film revenues, incremental DCIP related expenses and slight increases in non-rent occupancy and theatre-level payroll costs.

General and Administrative Expenses

For the Q3 2010 Period, general and administrative expenses decreased $0.6 million, or 3.5%, to $16.5 million as compared to $17.1 million in the Q3 2009 Period. General and administrative expenses increased $1.8 million, or 3.8%, to $49.6 million during the Fiscal 2010 Period, from $47.8 million in the Fiscal 2009 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.4% during the Q3 2010 Period, from 2.5% in the Q3 2009 Period and during the Fiscal 2010 Period increased to 2.3%, from 2.2% in the Fiscal 2009 Period.  The decrease in general and administrative expenses during the Q3 2010 Period was primarily attributable to a reduction in legal and professional fees and travel related expenses during the period, partially offset by increases in stock-based compensation expense and corporate payroll costs.  The increase in general and administrative expenses during the Fiscal 2010 Period was primarily attributable to increases in stock-based compensation expense and corporate payroll costs.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million, or 1.4%, to $51.9 million for the Q3 2010 Period, from $51.2 million in the Q3 2009 Period. During the Fiscal 2010 Period, depreciation and amortization expense increased $10.9 million, or 7.2%, to $162.5 million, from $151.6 million in the Fiscal 2009 Period.  The increase in depreciation and amortization expense during the Q3 2010 Period and the Fiscal 2010 Period as compared to the Q3 2009 Period and the Fiscal 2009 Period, respectively, was primarily due to accelerated depreciation of $3.5 million and $16.4 million, respectively, related to the replacement of 35mm projectors in connection with our conversion to digital projection systems, partially offset by slightly lower capital expenditures during the Q3 2010 Period and the Fiscal 2010 Period.

Income from Operations

During the Q3 2010 Period, income from operations increased $19.7 million, or 51.3%, to $58.1 million, from $38.4 million in the Q3 2009 Period.  Income from operations decreased $25.5 million, or 12.9%, to $171.7 million during the Fiscal 2010 Period, from $197.2 million in the Fiscal 2009 Period. The overall increase in income from operations during the Q3 2010 Period as compared to the Q3 2009 Period was primarily attributable to the aforementioned increase in admissions revenues, coupled with reductions in cost of concessions, general and administrative expenses and net (gain) loss on disposal and impairment of operating assets ($(4.1) million and $7.2 million, respectively, for the Q3 2010 Period and Q3 2009 Period), partially offset by increases in film rental and advertising costs, rent expense and other operating expenses. The net decrease in income from operations during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to increases in film rental and advertising costs, rent expense, other operating expenses, general and administrative expenses and depreciation and amortization expense, partially offset by the overall increase in total revenues and reductions in cost of concessions and net loss on disposal and impairment of operating assets ($11.6 million and $23.1 million, respectively, for the Fiscal 2010 Period and Fiscal 2009 Period).

Interest Expense, net

Net interest expense totaled $38.3 million for the Q3 2010 Period, which represents a decrease of $2.0 million, or 5.0%, from the Q3 2009 Period. During the Fiscal 2010 Period, net interest expense declined $4.5 million, or 3.9%, to $110.0 million, from $114.5 million in the Fiscal 2009 Period.  The decrease in net interest expense during the Q3 2010 Period and Fiscal 2010 Period was principally due to a lower effective interest rate on our Term Facility as a result of a change in our interest rate swap portfolio during fiscal 2009 and incremental interest income during such periods, partially offset by incremental interest expense associated with the fiscal 2009 issuance of the 8 5/8% Senior Notes and the fiscal 2010 issuance of the 9 1/8% Senior Notes during August 2010.

Earnings Recognized from NCM

The Company received $8.4 million and $8.0 million, respectively, in cash distributions from National CineMedia during the Q3 2010 Period and Q3 2009 Period. Approximately $1.5 million and $1.3 million, respectively, of these cash distributions received during the Q3 2010 Period and the Q3 2009 Period were recognized as a reduction in our investment in National CineMedia. The Company received $30.4 million and $29.9 million, respectively, in cash distributions from National CineMedia during the Fiscal 2010 Period and Fiscal 2009 Period. Approximately $5.2 million and $4.6 million, respectively, of these cash distributions received during the Fiscal 2010 Period and the Fiscal 2009 Period were recognized as a reduction in our investment in National CineMedia.  In addition, during the Q3 2010 Period, the Q3 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, the Company recorded approximately $1.8 million, $0.7 million, $3.5 million and $1.5 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia.  As a result, during Q3 2010 Period, the Q3 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, the Company recognized $8.7 million, $7.4 million, $28.7 million and $26.8 million, respectively, of earnings from National CineMedia.  Such amounts are presented as “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated statements of income. The increase in earnings recognized from National CineMedia during the Q3 2010 Period and the Fiscal 2010 Period as compared to the Q3 2009 Period and the Fiscal 2009 Period was primarily attributable to slightly higher earnings of National CineMedia and the timing of their contractual cash distributions to the Company.

Income Taxes

The provision for (benefit from) income taxes of $25.4 million and $(1.0) million for the Q3 2010 Period and the Q3 2009 Period, respectively, reflect effective tax rates of approximately 37.4% and 34.5%, respectively.  The provision for income taxes of $40.8 million and $40.3 million for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively, reflect effective tax rates of approximately 39.0% and 40.3%, respectively. The increase in the effective tax rate for the Q3 2010 Period is primarily attributable to the accrual of interest on uncertain tax positions with state taxing authorities during the Q3 2009 Period. The decrease in the effective tax rate for the Fiscal 2010 Period is primarily attributable to a decrease in the effective tax rates in certain states during the Fiscal 2010 Period. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income (Loss) Attributable to Controlling Interest

During the Q3 2010 Period, net income attributable to controlling interest totaled $42.6 million, which represents an increase of $44.4 million, from net loss attributable to controlling interest of $(1.8) million in the Q3 2009 Period.  Net income attributable to controlling interest for the Fiscal 2010 Period was $63.9 million, which represents an increase of $3.9 million, from net income attributable to controlling interest of $60.0 million during the Fiscal 2009 Period.  The increase in net income attributable to controlling interest for the Q3 2010 Period was primarily attributable to an increase in operating income and the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock recorded during the Q3 2010 Period, partially offset by incremental losses from the Company’s equity investment in DCIP.  The increase in net income attributable to controlling interest for the Fiscal 2010 Period was primarily attributable to the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock, partially offset by a reduction in operating income, the Fiscal 2010 Period loss on debt extinguishment associated with the Amended Senior Credit Facility and certain repurchases of the 6¼% Convertible Senior Notes and incremental losses from the Company’s equity investment in DCIP.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2010 Period and the Fiscal 2009 Period (in millions):

	Fiscal 2010 Period	Fiscal 2009 Period
Net cash provided by operating activities	$114.5	$220.0
Net cash used in investing activities	(56.4)	(88.4)
Net cash provided by (used in) financing activities	27.8	(109.5)
Net increase in cash and cash equivalents	$85.9	$22.1

Fiscal 2010 Period Compared to Fiscal 2009 Period

Net cash flows provided by operating activities decreased by approximately $105.5 million, to $114.5 million for the Fiscal 2010 Period, from approximately $220.0 million for the Fiscal 2009 Period. The decrease in net cash flows generated from operating activities for the Fiscal 2010 Period was primarily attributable to a reduction in operating income, coupled with the timing of certain Fiscal 2010 Period vendor and income tax payments.

Net cash flows used in investing activities totaled approximately $56.4 million for the Fiscal 2010 Period compared to cash flows used in investing activities of approximately $88.4 million for the Fiscal 2009 Period. Contributing to the decrease in cash flows used in investing activities during the Fiscal 2010 Period was the impact of net proceeds totaling approximately $66.0 million resulting from the sale of NCM, Inc. common stock, coupled with lower capital expenditures and higher proceeds from the disposition of assets during the Fiscal 2010 Period, partially offset by the $55.0 million acquisition of eight AMC theatres and approximately $29.8 million of cash contributions to DCIP during the Fiscal 2010 Period.

Net cash flows provided by financing activities were approximately $27.8 million for the Fiscal 2010 Period compared to cash flows used in financing activities of approximately $109.5 million for the Fiscal 2009 Period. The net increase in cash flows provided by financing activities during the Fiscal 2010 Period was primarily attributable to proceeds of $275.0 million received in connection with the Fiscal 2010 Period issuance of the 9 1/8% Senior Notes, partially offset by $97.9 million used to repurchase a portion of the 6¼% Convertible Senior Notes during the Fiscal 2010 Period, incremental payments (including a $12.5 million debt discount) related to the Amended Senior Credit Facility and incremental debt acquisition costs and related to the Amended Senior Credit Facility and the 9 1/8% Senior Notes.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 6¼% Convertible Senior Notes.  In addition, as described further below, the Indenture under the 9 1/8% Senior Notes limits the Company’s (and its restricted subsidiaries’) ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures (net of proceeds from asset sales) for theatre development, replacement, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $60.0 million to $75.0 million in fiscal year 2010, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark.  Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. The Company recorded such DCIP Contributions as an increase in its investment in DCIP, which included the fair value of the 200 existing digital projection systems, as determined by an independent appraisal.  In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million.  In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of “Net (gain) loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the three quarters ended September 30, 2010.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of September 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. The initial financing is expected to cover the cost of conversion to digital projection for approximately 70% of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems, with approximately 40% of our total screens being digital 3D capable and intend to complete the conversion of our entire circuit in approximately three to four years.  As of September 30, 2010, we operated 1,648 screens outfitted with digital projection systems, 1,156 of which are digital 3D capable.

During the early stage of deployment, the Company is focusing on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. We believe the installation of digital projection systems, when combined with 3D technology or IMAX® theatre systems, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company. We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the respective acquisition dates.  See Note 2—“Acquisition” for further discussion of this transaction.

As described more fully in Note 3—“Investments,” on March 17, 2010, we received from National CineMedia approximately 0.3 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. In addition, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million. The aggregate net proceeds will be used for general corporate purposes.  These transactions, together with National CineMedia’s issuance of 6.5 million common units to AMC in the the second quarter of 2010 as a result of an acquistion, had the effect of decreasing the Company’s ownership share in National CineMedia.  As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of September 30, 2010.

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

Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million.  No amounts have been drawn on the Revolving Facility.  The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder, subject to lenders providing additional commitments of up to $200.0 million and satisfaction of other conditions, as well as other term loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.  The Amended Senior Credit Facility is secured by substantially all assets of Regal Cinemas and certain of its subsidiaries.

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

On August 10, 2010, Regal Entertainment Group entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the 9 1/8% Senior Notes. On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee.  The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The net proceeds will be used to repay outstanding indebtedness under the 6¼% Convertible Senior Notes, the Senior Subordinated Notes and for general corporate purposes.  During the quarter ended September 30, 2010, the Company used a portion of the net proceeds from the offering to repurchase a portion of the 6¼% Convertible Senior Notes as described below.

The 9 1/8% Senior Notes bear interest at a rate of 9.125% per year, payable semiannually in arrears in cash on February 15 and August 15 of each year. The 9 1/8% Senior Notes mature on August 15, 2018. The 9 1/8% Senior Notes are the Company’s senior unsecured obligations. They rank on parity with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s subordinated indebtedness. The 9 1/8% Senior Notes are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries initially guarantee any of the Company’s obligations with respect to the 9 1/8% Senior Notes.

Prior to August 15, 2014, the Company may redeem all or any part of the 9 1/8% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. The Company may redeem the 9 1/8% Senior Notes in whole or in part at any time on or after August 15, 2014 at the redemption prices specified in the Indenture. In addition, prior to August 15, 2013, the Company may redeem up to 35% of the original aggregate principal amount of the 9 1/8% Senior Notes from the net proceeds of certain equity offerings at the redemption price specified in the Indenture.

If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their 9 1/8% Senior Notes at a price equal to 101% of the principal amount of the 9 1/8% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on its ability to pay dividends or make distributions on its capital stock, make loans or advances to its subsidiaries (or the Company), or transfer any properties or assets to its subsidiaries (or the Company); and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 9 1/8% Senior Notes to be due and payable immediately.

Subsequent to the issuance of the 9 1/8% Senior Notes, during August and September 2010, we used a portion of the net proceeds from the offering to repurchase a total of approximately $95.3 million principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $4.2 million loss on debt extinguishment during the quarter ended September 30, 2010.

As of September 30, 2010, we had approximately $1,232.1 million aggregate principal amount outstanding (net of debt discount) under the Term Facility, $275.0 million aggregate principal amount outstanding under the 9 1/8% Senior Notes, $391.5 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $103.6 million aggregate principal amount outstanding (net of debt discount) under the 6¼% Convertible Senior Notes, and $51.5 million aggregate principal amount outstanding under the Senior Subordinated Notes. As of September 30, 2010, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

During the Fiscal 2010 Period, Regal paid three quarterly cash dividends of $0.18 per share on each outstanding share of the Company’s Class A and Class B common stock, or approximately $83.3 million in the aggregate. Further, on October 28, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 17, 2010, to stockholders of record on December 8, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was approximately $158.2 million and $88.7 million for the Q3 2010 Period and the Q3 2009 Period, respectively. EBITDA was approximately $377.2 million and $366.4 million for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The increase in EBITDA for the Q3 2010 Period was primarily attributable to an increase in operating income and the impact of the $52.0 million gain on sale of NCM, Inc. common stock recorded during the Q3 2010 Period.  The increase

EBITDA during the Fiscal 2010 Period was primarily attributable to the impact of the $52.0 million gain on sale of NCM, Inc. common stock, partially offset by a reduction in operating income, the Fiscal 2010 Period loss on debt extinguishment associated with the Amended Senior Credit Facility and certain repurchases of the 6¼% Convertible Senior Notes and incremental losses from the Company’s equity investment in DCIP.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q3 2010 Period	Q3 2009 Period	Fiscal 2010 Period	Fiscal 2009 Period
EBITDA	$158.2	$88.7	$377.2	$366.4
Interest expense, net	(38.3)	(40.3)	(110.0)	(114.5)
Benefit from (provision for) income taxes	(25.4)	1.0	(40.8)	(40.3)
Deferred income taxes	(18.9)	2.6	(31.3)	(1.7)
Changes in operating assets and liabilities	(50.4)	(91.3)	(97.9)	(45.0)
Loss on extinguishment of debt	4.0	7.4	22.4	7.4
Gain on sale of NCM, Inc. common stock	(52.0)	—	(52.0)	—
Other items, net	10.7	15.1	46.9	47.7
Net cash (used in) provided by operating activities	$(12.1)	$(16.8)	$114.5	$220.0

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of September 30, 2010, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,087.5	$115.7	$80.4	$32.7	$1,858.7
Future interest on debt obligations(2)	841.7	136.8	228.0	212.3	264.6
Capital lease obligations, including interest(3)	21.0	3.4	6.9	5.9	4.8
Lease financing arrangements, including interest(3)	114.3	11.7	27.2	26.8	48.6
Purchase commitments(4)	34.1	15.4	18.7	—	—
Operating leases(5)	3,435.0	352.9	686.3	648.3	1,747.5
FIN 48 liabilities(6)	2.6	2.6	—	—	—
Other long term liabilities	3.5	2.7	0.5	0.3	—
Total	$6,539.7	$641.2	$1,048.0	$926.3	$3,924.2

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)           These amounts are included on our unaudited condensed consolidated balance sheet as of September 30, 2010. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 4—“Debt Obligations.”

(2)           Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $243.8 million of variable interest rate borrowings under the Term Facility, $275.0 million outstanding under the 9 1/2% Senior Notes, $400.0 million outstanding under the 8 5/8%Senior Notes, $104.7 million outstanding under the 6 1/4% Convertible Senior Notes, approximately $51.5 million due under the Senior Subordinated Notes and approximately $12.5 million of other debt obligations) are based on the stated fixed rate or in the case of the $243.8 million of variable interest rate borrowings under the Term Facility, the current interest rate as of September 30, 2010 (3.79%). Future interest payments on the Company’s hedged indebtedness as of September 30, 2010 (the remaining $1,000.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 4—“Debt Obligations”) as of September 30, 2010 (3.50%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the 2009 Audited Consolidated Financial Statements.

(3)           The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of September 30, 2010. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.22%, maturing in various installments through 2021. Refer to Note 5 to the 2009 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)           Includes estimated capital expenditures to which we were committed as of September 30, 2010, including improvements associated with existing theatres, the construction of new theatres and the estimated cost of ADA related betterments.

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

(6)           These amounts are included on our unaudited condensed consolidated balance sheet as of September 30, 2010 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $26.6 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)           In addition, as of September 30, 2010, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of September 30, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including interest rate risk and equity price risk. The Company’s interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the Term Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate or the base rate plus, in each case, an applicable margin.

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations as of September 30, 2010) described in Note 4—“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of September 30, 2010 and December 31, 2009, borrowings of $1,232.1 million (net of debt discount) and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.42% (as of September 30, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of September 30, 2010, would increase or decrease interest expense by $1.7 million for the quarter ended September 30, 2010.

In addition, the Company is exposed to equity price risk associated with stock options vested and held in RealD, Inc. as described further in Note 11—“Fair Value of Financial Instruments.”  Such stock options are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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
4.1

Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

10.1*	Second Amendment to Exhibitor Services Agreement, dated as of September 15, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

REGAL ENTERTAINMENT GROUP

Date: November 9, 2010	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1

Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

10.1*	Second Amendment to Exhibitor Services Agreement, dated as of September 15, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

*              Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.