Form 10-Q/A
period 2010-09-30
REGAL ENTERTAINMENT GROUP
filed 2011-01-03
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

EXPLANATORY NOTE

Regal Entertainment Group (“Regal”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q, originally filed with the Commission on November 9, 2010 (the “Original Filing”), solely for the purpose of refiling Exhibit 10.1.  Due to clerical error, an incorrect version of Exhibit 10.1 was previously filed.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART II—OTHER INFORMATION

Item 6. EXHIBITS

Exhibit Number	Description
10.1*	Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

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

REGAL ENTERTAINMENT GROUP

Date: January 3, 2011	By:	/s/ Amy E. Miles
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: January 3, 2011	By:	/s/ David H. Ownby
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

*                               Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.