Form 10-K
period 2010-12-30
REGAL ENTERTAINMENT GROUP
filed 2011-02-28
CIK 1168696

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2010

Commission file number: 001-31315

Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (I. R. S. Employer Identification Number)
7132 Regal Lane Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)

Registrant's Telephone Number, Including Area Code: 865/922-1123

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 1, 2010, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,711,529,346 (128,686,417 shares at a closing price per share of $13.30).

         Shares of Class A common stock outstanding—130,849,073 shares at February 22, 2011

         Shares of Class B common stock outstanding—23,708,639 shares at February 22, 2011

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2011 Annual Meeting of Stockholders and to be filed within 120 days of December 30, 2010 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

        Our Internet address is www.regmovies.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("the Commission").

        The Company manages its business under one reportable segment: theatre exhibition operations.

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,698 screens in 539 theatres in 37 states and the District of Columbia as of December 30, 2010, with over 224 million attendees for the fiscal year ended December 30, 2010 ("fiscal 2010"). Our geographically diverse circuit includes theatres in 43 of the top 50 U.S. designated market areas. We operate multi-screen theatres and have an average of 12.4 screens per location, which is well above the North American motion picture exhibition industry 2009 average of 6.6 screens per location. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. with a national footprint representing approximately 16.9% of total U.S. screens as of December 30, 2010.

        The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2010, we reported total revenues, income from operations and net income attributable to controlling interest of $2,807.9 million, $215.8 million and $77.6 million, respectively. In addition, we generated $259.4 million of cash flows from operating activities during fiscal 2010.

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

Business Strategy

        Key elements of our business strategy include:

        Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 30, 2010, we have returned approximately $3.1 billion to our stockholders in the form of cash dividends.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. In addition, we will continue to expand our loyalty program and create new strategic interactive marketing programs aimed at increasing attendance and to enhance our food and beverage offerings.

        Pursuing Premium Experience Opportunities.    We continue to embrace new technologies to deliver a premium movie-going experience for our customers on three complementary fronts:

  •
  During fiscal 2010, the Company focused on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment into the first half of 2011. As of December 30, 2010, we operated 2,202 screens outfitted with digital projection systems, 1,710 of which are digital 3D capable. We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011.

  •
  Second, we renegotiated our agreement with IMAX® during fiscal 2010 to expand our IMAX® footprint by agreeing to install a total of up to 77 IMAX® digital projection systems by the end of 2012. We believe that expanding our IMAX® footprint, combined with a more favorable allocation of costs included in the new agreement, will continue to have a positive impact on our operating results.

  •
  Finally, as of December 30, 2010, we had converted seven of our auditoriums to our proprietary large screen format known as "Regal Premium Experience" ("RPX(SM)"). We have been encouraged by the initial results of RPX(SM) and expect to expand our RPX(SM) footprint by converting up to 12 additional auditoriums throughout 2011.

        We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPX(SM) auditoriums allow us to offer our patrons premium 3D movie and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

        Pursuing Strategic Acquisitions.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities. We intend to selectively pursue accretive theatre acquisitions that enhance our asset base and improve our consolidated operating results.

        We believe our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatres assets, all to provide meaningful value to our stockholders.

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,698 screens in 539 theatres in 37 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation opportunities.

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

        Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 initial public offering, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of seven theatre circuits, consisting of 157 theatres and 1,808 screens. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 30, 2010, approximately 81% of our screens were located in theatres featuring stadium seating and approximately 86% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 12.4 screens per location, which is well above the North American motion picture exhibition industry 2009 average of 6.6 screens per location. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations. We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres.

        Investment in National CineMedia.    National CineMedia operates the largest digital in-theatre network in North America representing approximately 17,300 U.S. and Canadian theatres screens (of which 15,700 are part of National CineMedia's digital content network) as of September 30, 2010 and reaching over 640 million movie guests annually. National CineMedia utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising and entertainment programming content. We believe our investment in National CineMedia will generate incremental value for our stockholders. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2010, we paid to our stockholders four quarterly cash dividends of $0.18 per share, on each outstanding share of our Class A and Class B common stock, or approximately

$111.1 million in the aggregate. In addition, on December 30, 2010, Regal paid an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million. Further, on February 9, 2011, we declared a cash dividend of $0.21 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2011 to our stockholders of record on March 3, 2011. This dividend reflects a $0.03 per share increase from the Company's last quarterly cash dividend of $0.18 per share declared on October 28, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our board of directors.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2010. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

        More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

        The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit has enabled us to generate incremental revenue from differentiated motion picture formats such as digital 3D, IMAX® and RPX(SM), generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. Given our market presence, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and provide us with the opportunity for incremental revenue. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D and IMAX® film product by the major motion picture studios. We have also experienced an increase in alternative content available to us. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. To that end, on February 12, 2007, we, along with AMC and Cinemark, formed Digital Cinema Implementation Partners, LLC ("DCIP"), to create a financing model and execute agreements with major motion picture studios for the implementation of digital cinema. During fiscal 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. During fiscal 2010, the Company focused on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment into the first half of 2011. As of December 30, 2010, we operated 2,202 screens outfitted with digital projection systems, 1,710 of which are digital 3D capable. See "Digital Cinema Implementation Partners Joint Venture" under Part I, Item I of this Form 10-K for further discussion of this joint venture arrangement.

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

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,698 screens in 539 theatres in 37 states and the District of Columbia as of December 30, 2010. We operate theatres in 43 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

        We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

        We believe that our theatre circuit will be further enhanced with the installation of digital projection systems. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D, IMAX® and RPXSM, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization.

        Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, self-reserved seating and themed gift cards and e-gift cards. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of December 30, 2010:

State/District	Locations	Number of Screens
California	93	1,100
Florida	48	692
New York	50	561
Virginia	31	409
Washington	33	349
Ohio	21	291
North Carolina	25	290
Pennsylvania	22	283
Texas	17	241
Oregon	22	224
Georgia	15	221
South Carolina	16	216
Maryland	13	178
New Jersey	11	147
Illinois	10	147
Colorado	12	145
Tennessee	11	142
Massachusetts	13	141
Nevada	10	136
Indiana	7	96
Idaho	5	73
New Mexico	7	66
Connecticut	5	57
Mississippi	7	56
Alaska	5	52
Louisiana	5	50
Hawaii	4	47
Alabama	3	42
Minnesota	2	36
Missouri	2	36
New Hampshire	3	33
Delaware	2	33
Maine	3	30
West Virginia	2	22
Kentucky	1	16
District of Columbia	1	14
Michigan	1	14
Arkansas	1	12

Total	539	6,698

        We have implemented a best management practices program across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre and we maintain active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

        As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. In connection with the series of transactions completed in connection with the IPO, Regal received gross cash proceeds totaling approximately $628.3 million and retained a 22.6% interest in NCM, Inc. After the payment of current taxes, net cash proceeds from these transactions totaled approximately $447.4 million.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 9, 2008, March 17, 2009 and March 17, 2010 we received from National CineMedia approximately 0.8 million, 0.5 million and 0.3 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. In addition, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million. These transactions, together with National CineMedia's issuance of 6.5 million common units to AMC in the second quarter of 2010 as a result of an acquisition, had the effect of decreasing the Company's ownership share in National CineMedia. As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of December 30, 2010. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia.

 DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE

        On February 12, 2007, we, along with AMC and Cinemark, formed DCIP to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, the Company entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the "DCIP Contributions"). The Company recorded such DCIP Contributions as an increase in its investment in DCIP. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes.

        The initial financing is expected to cover the cost of conversion to digital projection for approximately 70% of our circuit's screens. We ultimately expect to outfit our entire circuit with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011. As of December 30, 2010, we operated 2,202 screens outfitted with digital projection systems, 1,710 of which are digital 3D capable.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including in-home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the Internet. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

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

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2010, ten major film distributors accounted for approximately 96% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2010 admission revenues. No single film distributor accounted for more than 20% of fiscal 2010 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 25.8% of our total revenues from concessions sales during fiscal 2010. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure films with favorable licensing terms;

  •
  availability of stadium seating, location, reputation and seating capacity;

  •
  quality of projection and sound systems; and

  •
  ability and willingness to promote the films that are showing.

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

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize Internet, newspaper and radio advertising to inform our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper's circulation area. In many of our markets we employ special interactive marketing programs for specific films and concessions items.

        We have a frequent moviegoer loyalty program, named the Regal Crown Club®, in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 30, 2010, we had over six million active members in the Regal Crown Club®. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series, cross-promotional ticket redemptions and promotions within local communities. We offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology ("IT") for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by deploying self-service customer activated terminals ("CATs") in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through Fandango.com. We continue to invest in IT to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.

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

EMPLOYEES

        As of February 3, 2011, we employed approximately 22,061 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

        Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. We believe that we are in substantial compliance with all relevant laws and regulations.

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

        We have substantial lease and debt obligations. For fiscal 2010, our total rent expense and net interest expense were approximately $382.3 million and $148.1 million, respectively. As of December 30, 2010, we had total debt obligations of $2,073.0 million. As of December 30, 2010, we had total contractual cash obligations of approximately $6,381.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.

        If we are unable to meet our lease and debt service obligations, we could be forced to restructure or refinance our obligations and seek additional equity financing or sell assets. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our lease and debt service obligations could cause us to default on those obligations. Many of our lease agreements and the agreements governing the terms of our debt obligations contain restrictive covenants that limit our ability to take specific actions (including paying dividends to our stockholders) or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease or debt instrument, we could be in default under that instrument, which could, in turn, result in defaults under other leases and debt instruments. Any such defaults could materially impair our financial condition and liquidity.

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

        Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 30, 2010, approximately 81% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has been stable over the past five to six years. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

        The film distribution business is highly concentrated, with ten major film distributors accounting for approximately 96% of our admissions revenues during fiscal 2010. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

  •
  the possibility that any acquired theatres or theatre circuit operators do not perform as expected; and

  •
  the possibility that the Antitrust Division of the United States Department of Justice may require us to dispose of existing or acquired theatres in order to complete acquisition opportunities.

Our investment in and revenues from National CineMedia may be negatively impacted by the competitive environment in which National CineMedia operates.

        As of December 30, 2010, we owned approximately 19.4% of National CineMedia. In addition, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia. National CineMedia's in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that National CineMedia's in-theatre advertising format will be able to generate expected sales of advertising. Although we have representation on the board of directors of National CineMedia, we do not control this business. Should National CineMedia fail to maintain the level of profitability it hopes to achieve, its results of operations may be adversely affected and our investment in and earnings and cash flows from National CineMedia may be adversely impacted.

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

        Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 30, 2010, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as

Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance or could have an impact on our business and financial condition in ways that we currently cannot predict.

        We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, including those resulting from terrorist attacks on, or wars or threatened wars involving, the United States. A prolonged reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations. If economic conditions become weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. For example, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres, including delaying the deployment of new projection and other technologies to our theatres.

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

        As of February 22, 2011, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

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

        Regal is a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our 9 1/8% Senior Notes due 2018 (the "9 1/8% Senior Notes") and 6 1/4% Convertible Senior Notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

Hedging transactions and other transactions.

        We have entered into convertible note hedge and warrant transactions with respect to our Class A common stock, the exposure for which was held by Credit Suisse International ("Credit Suisse") at the time the 6 1/4% Convertible Senior Notes were issued. The convertible note hedge and warrant transactions are expected to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes. In connection with these hedging arrangements, Credit Suisse has taken positions in our Class A common stock in secondary market transactions and/or entered into various derivative transactions after the pricing of the 6 1/4% Convertible Senior Notes. Such hedging arrangements could affect the price of our Class A common stock. Credit Suisse may modify its hedge positions from time to time prior to the March 15, 2011 maturity of the 6 1/4% Convertible Senior Notes by purchasing and selling shares of our Class A common stock, other securities of Regal or other instruments we may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock. For further description of the convertible note hedge and warrant transactions, see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        As of December 30, 2010, there are no unresolved comments from the Commission regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.    PROPERTIES.

        As of December 30, 2010, we operated 476 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 63 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 30, 2010, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 30, 2010, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	57	Executive Chairman of the Board of Directors
Amy E. Miles	44	Chief Executive Officer
Gregory W. Dunn	51	President and Chief Operating Officer
Peter B. Brandow	50	Executive Vice President, General Counsel and Secretary
David H. Ownby	41	Executive Vice President, Chief Financial Officer and Treasurer

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

        Amy E. Miles is our Chief Executive Officer and has served in this capacity since June 2009. Prior thereto, Ms. Miles served as our Executive Vice President, Chief Financial Officer and Treasurer from March 2002 to June 2009. Additionally, Ms. Miles has served as the Chief Executive Officer of Regal Cinemas, Inc. since June 2009. Ms. Miles formerly served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. from January 2000 to June 2009. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Prior to joining the Company, Ms. Miles was a Senior Manager with Deloitte & Touche LLP from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers LLP.

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

	Fiscal 2010
	High	Low
First Quarter (January 1, 2010 - April 1, 2010)	$18.49	$14.05
Second Quarter (April 2, 2010 - July 1, 2010)	18.42	12.66
Third Quarter (July 2, 2010 - September 30, 2010)	14.37	11.59
Fourth Quarter (October 1, 2010 - December 30, 2010)	15.22	11.67

	Fiscal 2009
	High	Low
First Quarter (January 2, 2009 - April 2, 2009)	$14.56	$8.83
Second Quarter (April 3, 2009 - July 2, 2009)	14.83	10.58
Third Quarter (July 3, 2009 - October 1, 2009)	14.33	11.41
Fourth Quarter (October 2, 2009 - December 31, 2009)	14.47	11.11

        On February 22, 2011, there were approximately 271 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

        Additionally, as of February 22, 2011, approximately 525,638 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $2.2090 to $14.6414. All such options were exercisable as of February 22, 2011. Finally, as of February 22, 2011 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 2,496,428 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 12, 2015. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, or, in the case of performance shares when the performance criteria and vesting are satisfied, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

  Dividend Policy

        During fiscal 2010, we paid to our stockholders four quarterly cash dividends of $0.18 per share, on each outstanding share of our Class A and Class B common stock, or approximately $111.1 million in the aggregate. In addition, on December 30, 2010, Regal paid an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million. During fiscal 2009, we paid to our stockholders four quarterly cash dividends of $0.18 per share, on each outstanding share of our Class A and Class B common stock, or approximately $110.8 million in the aggregate. On February 9, 2011, we declared a cash dividend of $0.21 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2011 to our stockholders of record on March 3, 2011. This dividend reflects a $0.03 per share increase from the Company's last quarterly cash dividend of $0.18 per share declared on

October 28, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

  Issuer Purchases of Equity Securities

        None.

Item 6.    SELECTED FINANCIAL DATA.

        We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, (i) the fiscal year ended December 28, 2006, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the results of operations of seven theatres acquired during the fiscal quarter ended July 1, 2004 and the 28 theatres acquired from Signature Theatres on September 30, 2004 (the "fiscal 2004 acquisitions") and the results of operations of seven theatres acquired from R/C Theatres on April 28, 2005 and 21 theatres acquired from Eastern Federal Corporation on July 21, 2005 (the "fiscal 2005 acquisitions") from December 30, 2005 and the results of operations of four theatres acquired from AMC on September 15, 2006 for the period subsequent to the acquisition date, (ii) the fiscal year ended December 27, 2007, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions and the results of operations of four theatres acquired from AMC on September 15, 2006 from December 29, 2006, (iii) the fiscal year ended January 1, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions, the four theatres acquired from AMC from December 28, 2007 and the results of operations of the 28 theatres acquired from Consolidated Theatres on April 30, 2008 for the period subsequent to the acquisition date, (iv) the fiscal year ended December 31, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions, the four theatres acquired from AMC and the 28 theatres acquired from Consolidated Theatres from January 2, 2009 and (v) the fiscal year ended December 30, 2010, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the fiscal 2004 acquisitions, the fiscal 2005 acquisitions, the four theatres acquired from AMC, the 28 theatres acquired from Consolidated Theatres from January 1, 2010 and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 for periods subsequent to their acquisition dates. The fiscal year ended January 1, 2009 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 30, 2010, December 31, 2009, January 1, 2009, December 27, 2007 and December 28, 2006 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 30, 2010		Fiscal year ended December 31, 2009	Fiscal year ended January 1, 2009(1)	Fiscal year ended December 27, 2007		Fiscal year ended December 28, 2006
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,807.9		$2,893.9	$2,771.9	$2,661.2		$2,598.1
Income from operations	215.8		279.4	284.4	322.2		308.5
Net income attributable to controlling interest	77.6		95.5	112.2	360.4		104.3
Earnings per diluted share	0.50		0.62	0.72	2.26		0.67
Dividends per common share	$2.12	(2)	$0.72	$1.20	$3.20	(3)	$1.20

	As of or for the fiscal year ended December 30, 2010	As of or for the fiscal year ended December 31, 2009	As of or for the fiscal year ended January 1, 2009(1)	As of or for the fiscal year ended December 27, 2007	As of or for the fiscal year ended December 28, 2006
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities	$259.4	$410.8	$270.9	$453.4	$304.4
Net cash (used in) provided by investing activities	(82.7)	(110.5)	(338.5)	299.8	(151.7)
Net cash used in financing activities(2)(3)	(299.5)	(142.4)	(197.4)	(480.2)	(186.8)
Balance sheet data at period end:
Cash and cash equivalents	$205.3	$328.1	$170.2	$435.2	$162.2
Total assets	2,492.6	2,637.7	2,595.8	2,634.2	2,468.8
Total debt obligations	2,073.0	1,997.1	2,004.9	1,963.7	1,987.9
Deficit	(491.7)	(246.9)	(235.9)	(117.7)	(16.6)
Operating data:
Theatre locations	539	548	552	527	539
Screens	6,698	6,768	6,801	6,388	6,403
Average screens per location	12.4	12.4	12.3	12.1	11.9
Attendance (in millions)	224.3	244.5	245.2	242.9	247.4
Average ticket price	$8.72	$8.15	$7.68	$7.43	$6.98
Average concessions per patron	$3.23	$3.17	$3.09	$3.03	$2.82

(1)
Fiscal year ended January 1, 2009 was comprised of 53 weeks.

(2)
Includes the December 30, 2010 payment of the $1.40 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)
Includes the April 13, 2007 payment of the $2.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

        We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,698 screens in 539 theatres in 37 states and the District of Columbia as of December 30, 2010. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and discount ticket programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for meetings and concerts and other events. Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The unexpected emergence or continuance of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.

        For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We have applied the principles of purchase accounting when recording theatre acquisitions. Under current purchase accounting principles, we are required to use the acquisition method of accounting to estimate the fair value of all assets and liabilities, including: (i) the acquired tangible and intangible assets, including property and equipment, (ii) the liabilities assumed at the date of acquisition (including contingencies), and (iii) the related deferred tax assets and liabilities. Because the estimates we make in purchase accounting can materially impact our future results of operations, for significant acquisitions, we have obtained assistance from third party valuation specialists in order to assist in our determination of fair value. The Company provides the assumptions to the third party valuation firms based on information available to us at the acquisition date, including both quantitative and qualitative information about the specified assets or liabilities. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to determine fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the valuation methodology utilized by the third party valuation firm. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts. Historically, the estimates made have not experienced significant changes and, as a result, we have not disclosed such changes.

  •
  FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2010, fiscal 2009 and fiscal 2008, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office performance, which is determined by a film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. For example, currently the Company is focusing on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company's existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the fiscal year ended December 30, 2010, the Company recorded approximately $18.9 million of accelerated depreciation related to such 35mm film projection equipment, as described further in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Actual economic lives may differ materially from these estimates.

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

    For the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 30, 2010, consolidated depreciation and amortization expense was $213.4 million, representing 7.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $14.3 million, or 6.7%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $16.6 million, or 7.8%.

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

    Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the taxing authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

    For fiscal 2010, our provision for income taxes was $48.7 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 38.7% to 39.7% would have increased the current year income tax provision by approximately $1.3 million.

Significant Events and Fiscal 2011 Outlook

        During the fiscal years ended December 30, 2010 ("Fiscal 2010 Period"), December 31, 2009 ("Fiscal 2009 Period") and January 1, 2009 ("Fiscal 2008 Period"), the Company entered into various financing transactions which are more fully described under "Liquidity and Capital Resources—Financing Activities" below and in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP's financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. As discussed further under "Liquidity and Capital Resources—Investing Activities" below and in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark.

        As discussed further under "Liquidity and Capital Resources—Investing Activities" below and in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, the Company received an additional 4.5 million newly issued common units of National CineMedia. In addition, during the Fiscal 2010 Period, we redeemed approximately 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $14.0 million, the average carrying amount of the shares sold. We received approximately $66.0 million in proceeds after deducting related fees and expenses payable by us, resulting in an aggregate gain on sale of $52.0 million. These transactions, together with National CineMedia's issuance of 6.5 million common units to AMC in the second quarter of 2010 as a result of an acquisition, had the effect of decreasing the Company's ownership share in National CineMedia. As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of December 30, 2010.

        On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. See "Liquidity and Capital Resources—Investing Activities" below and Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this acquisition.

        During the Fiscal 2010 Period, we continued to make progress with respect to the following strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2010 Period totaled approximately $327.1 million, including an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock.

  •
  In addition to the eight theatres representing 106 screens acquired from an affiliate of AMC, we opened two new theatres with 24 screens and closed 19 theatres with 200 screens (including the two theatres exchanged with AMC), ending the Fiscal 2010 Period with 539 theatres and 6,698 screens.

  •
  We continued to embrace new technologies to deliver a premium movie-going experience for our customers on three complementary fronts:

    During the Fiscal 2010 Period, the Company focused on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment into the first half of 2011. As of December 30, 2010, we operated 2,202 screens outfitted with digital projection systems, 1,710 of which are digital 3D capable. We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011.

    Second, we renegotiated our agreement with IMAX® during the Fiscal 2010 Period to expand our IMAX® footprint by agreeing to install a total of up to 77 IMAX® digital projection systems by the end of 2012. As of December 30, 2010, we operated a total of 50 IMAX® screens. We believe that expanding our IMAX® footprint, combined with a more favorable allocation of costs included in the new agreement, will continue to have a positive impact on our operating results.

    Finally, as of December 30, 2010, we had converted seven of our auditoriums to our proprietary large screen format known as RPXSM. We have been encouraged by the initial results of RPXSM and expect to expand our RPXSM footprint by converting up to 12 additional auditoriums throughout 2011.

    We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movie and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

        We are optimistic regarding the breadth of the 2011 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2011 appears to be another year of high-profile releases such as Rango, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2, Cars 2, X-Men: First Class, Super 8, Green Lantern, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part 2, Captain America: The First Avenger, Cowboys & Aliens, Happy Feet 2, The Twilight Saga: Breaking Dawn—Part One, Alvin and the Chipmunks: Chip-Wrecked and Sherlock Holmes 2.

        We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $85.0 million to $100.0 million for fiscal 2011, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2011 year, we expect to benefit from modest increases in ticket prices and average concessions per patron and a continued increase in 3D screens and the number of films scheduled for release in premium-priced formats. In addition, we expect fiscal 2011 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Recent Developments

        As discussed further in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and Wells Fargo Bank, National Association, as trustee (the "Trustee"), dated August 16, 2010, as supplemented by the First Supplemental Indenture, dated January 7, 2011. The net proceeds from the offering, after deducting underwriting discounts and commissions by the Company, were approximately $154.7 million. The Company used substantially all of the net proceeds from the offering ($152.5 million) to repay a portion of the Amended Senior Credit Facility.

        On February 9, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock. This dividend reflects a $0.03 per share increase from the Company's last quarterly cash dividend of $0.18 per share declared on October 28, 2010. The dividend is payable on March 15, 2011 to stockholders of record on March 3, 2011.

        On February 10, 2011, the issued and sold $100.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes due 2018 at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, dated August 16, 2010, as supplemented by the First Supplemental Indenture, dated January 7, 2011 and the Second Supplemental Indenture, dated February 15, 2011. The net proceeds from the offering, after deducting underwriting discounts and commissions by the Company, were approximately $103.1 million. The Company used a portion the net proceeds from the offering ($82.1 million) to repay a portion of the Amended Senior Credit Facility. See Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

        As described further under "Liquidity and Capital Resources—Financing Activities" below and in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Amended Senior Credit Facility"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse") and the lenders party thereto (the "Lenders"), which consists of a term loan facility (the "Term Facility") with a final maturity date in November 2016.

        On February 23, 2011 Regal Cinemas entered into a permitted secured refinancing agreement (the "Refinancing Agreement") with REH, Regal, the Guarantors, Credit Suisse, and the Lenders, which amends and refinances the Term Facility under the Amended Senior Credit Facility. Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced term loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017 (the "New Term Loans"). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

        In addition to extending the maturity date of the New Term Loans, the Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas' option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Such applicable margin will be either 2.00% or 2.25% in the case of base rate loans and either 3.00% or 3.25% in the case of LIBOR rate loans. The Refinancing Agreement also amends the Second Amended and Restated Guaranty and Collateral Agreement, dated May 19, 2010, to exclude Margin Stock from the grant of the security interest in the Collateral used to secure the obligations under the Amended Senior Credit Facility.

Results of Operations

        Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal's fiscal year of 2010 were estimated to have decreased by less than one percent in comparison to the fiscal year of 2009. The industry's box office results were negatively impacted by difficult comparisons generated by the breadth of films released during the fiscal year of 2009, partially offset by ticket price increases and an increase in the percentage of attendance generated by premium-priced 3D and IMAX® films, including the strong performance of Avatar, Toy Story 3, Alice in Wonderland, Iron Man 2, and Inception.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2010 Period		Fiscal 2009 Period		Fiscal 2008 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,956.3	69.7%	$1,991.6	68.8%	$1,883.1	67.9%
Concessions	724.3	25.8	775.6	26.8	758.0	27.3
Other operating revenues	127.3	4.5	126.7	4.4	130.8	4.8

Total revenues	2,807.9	100.0	2,893.9	100.00	2,771.9	100.0
Operating expenses:
Film rental and advertising costs(1)	1,026.7	52.5	1,046.5	52.5	990.4	52.6
Cost of concessions(2)	101.1	14.0	110.6	14.3	106.6	14.1
Rent expense(3)	382.3	13.6	378.8	13.1	363.3	13.1
Other operating expenses(3)	784.0	27.9	778.5	26.9	739.9	26.7
General and administrative expenses (including share-based compensation of $8.4 million, $5.9 million and $5.7 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively)(3)	66.7	2.4	64.2	2.2	62.1	2.2
Depreciation and amortization(3)	213.4	7.6	201.9	7.0	202.3	7.3
Net loss on disposal and impairment of operating assets(3)	17.9	0.6	34.0	1.2	22.4	0.8
Equity in earnings of joint venture including former employee compensation(3)	—	—	—	—	0.5	—

Total operating expenses(3)	2,592.1	92.3	2,614.5	90.3	2,487.5	89.7

Income from operations(3)	215.8	7.7	279.4	9.7	284.4	10.3
Interest expense, net(3)	148.1	5.3	151.0	5.2	128.4	4.6
Loss on debt extinguishment(3)	23.5	0.8	7.4	0.3	3.0	0.1
Earnings recognized from NCM(3)	(40.8)	1.5	(38.6)	1.3	(32.9)	1.2
Gain on NCM transaction(3)	(52.0)	1.9	—	—	—	—
Gain on sale of Fandango interest(3)	—	—	—	—	(3.4)	0.1
Provision for income taxes(3)	48.7	1.7	61.9	2.1	74.4	2.7
Net income attributable to controlling interest(3)	$77.6	2.8	$95.5	3.3	$112.2	4.0
Attendance	224.3	*	244.5	*	245.2	*
Average ticket price(4)	$8.72	*	$8.15	*	$7.68	*
Average concession per patron(5)	$3.23	*	$3.17	*	$3.09	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

Fiscal 2010 Period Compared to Fiscal 2009 Period

  Admissions

        During the Fiscal 2010 Period, total admissions revenues decreased $35.3 million, or 1.8%, to $1,956.3 million, from $1,991.6 million in the Fiscal 2009 Period. An 8.3% decline in attendance, partially offset by a 7.0% increase in average ticket prices, led to the decrease in the Fiscal 2010 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios. The Fiscal 2010 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2010 Period as compared to the films exhibited during the Fiscal 2009 Period. An increase in the percentage of our admissions revenues generated by premium-priced 3D and IMAX® films exhibited during the Fiscal 2010 Period along with price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary drivers of the increase in our Fiscal 2010 Period average ticket prices. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry's results for the Fiscal 2010 Period as compared to the Fiscal 2009 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis in the Fiscal 2010 Period was attributable to geographical differences in film product performance.

  Concessions

        Total concessions revenues decreased $51.3 million, or 6.6%, to $724.3 million in the Fiscal 2010 Period, from $775.6 million in the Fiscal 2009 Period. Average concessions revenues per patron during the Fiscal 2010 Period increased 1.9%, to $3.23, from $3.17 for the Fiscal 2009 Period. The increase in average concessions revenues per patron for the Fiscal 2010 Period was primarily a result of selective price increases.

  Other Operating Revenues

        During the Fiscal 2010 Period, other operating revenues increased $0.6 million, or 0.5%, to $127.3 million, from $126.7 million in the Fiscal 2009 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The slight increase in other operating revenues during the Fiscal 2010 Period was primarily driven by increases in revenues related to our gift card and discount ticket programs and other theatre revenues, partially offset by a decrease in revenues from our vendor marketing programs.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues of 52.5% during the Fiscal 2010 Period were consistent with that of the Fiscal 2009 Period. Film rental and advertising costs as a percentage of admissions revenues during the Fiscal 2010 Period was primarily impacted by higher film costs associated with the success of Avatar, offset by a reduction in newspaper advertising costs.

  Cost of Concessions

        For the Fiscal 2010 Period, cost of concessions as a percentage of concession revenues was approximately 14.0%, compared to 14.3% for the Fiscal 2009 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2010 Period was primarily related to selective price increases effected subsequent to the end of the Fiscal 2009 period, slightly lower raw material costs for certain items and a shift in the mix and sizes of products sold at the concession stand. In addition, we also experienced an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the Fiscal 2010 Period.

  Rent Expense

        Rent expense increased by $3.5 million, or 0.9%, to $382.3 million in the Fiscal 2010 Period, from $378.8 million in the Fiscal 2009 Period. The increase in rent expense during the Fiscal 2010 Period was primarily attributable to incremental rent associated with the 106 screens acquired from an affiliate of AMC, partially offset by a reduction in rent associated with the closure of 200 screens subsequent to the end of the Fiscal 2009 Period.

  Other Operating Expenses

        During the Fiscal 2010 Period, other operating expenses increased $5.5 million, or 0.7%, to $784.0 million, from $778.5 million in the Fiscal 2009 Period. The increase in other operating expenses during the Fiscal 2010 Period was attributable to increased costs associated with higher 3D and IMAX® film revenues and incremental DCIP related expenses, partially offset by savings in theatre-level payroll and non-rent occupancy costs.

  General and Administrative Expenses

        General and administrative expenses increased $2.5 million, or 3.9%, to $66.7 million during the Fiscal 2010 Period, from $64.2 million in the Fiscal 2009 Period. As a percentage of total revenues, general and administrative expenses increased to 2.4% during the Fiscal 2010 Period, from 2.2% in the Fiscal 2009 Period. The increase in general and administrative expenses during the Fiscal 2010 Period was primarily attributable to increases in stock-based compensation expense and corporate payroll costs during the period.

  Depreciation and Amortization

        During the Fiscal 2010 Period, depreciation and amortization expense increased $11.5 million, or 5.7%, to $213.4 million, from $201.9 million in the Fiscal 2009 Period. The increase in depreciation and amortization expense during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily due to accelerated depreciation of $18.9 million related to the replacement of 35mm film projectors in connection with our conversion to digital projection systems, partially offset by slightly lower capital expenditures during the Fiscal 2010 Period.

  Income from Operations

        Income from operations decreased $63.6 million, or 22.8%, to $215.8 million during the Fiscal 2010 Period, from $279.4 million in the Fiscal 2009 Period. The net decrease in income from operations during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to the overall decrease in total revenues and the fixed cost nature of certain operating expense line items including rent expense and other operating expenses, partially offset by a lower loss on disposal and impairment of operating assets ($17.9 million and $34.0 million, respectively, for the Fiscal 2010 Period and Fiscal 2009 Period).

  Interest Expense, net

        During the Fiscal 2010 Period, net interest expense declined $2.9 million, or 1.9%, to $148.1 million, from $151.0 million in the Fiscal 2009 Period. The decrease in net interest expense during the Fiscal 2010 Period was principally due to a lower average effective interest rate on our Term Facility as a result of a change in our interest rate swap portfolio during the Fiscal 2009 Period, a reduction in interest expense resulting from the repurchases of our 6 1/4% Convertible Senior Notes and incremental interest income during the Fiscal 2010 Period, partially offset by incremental interest expense associated with the issuance of the $400.0 million Regal Cinemas 8 5/8% Senior Notes due 2019 (the "8 5/8% Senior Notes") in July 2009 and the issuance of the 9 1/8% Senior Notes in August 2010.

  Earnings Recognized from NCM

        The Company received $43.0 million and $39.6 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) during the Fiscal 2010 Period and Fiscal 2009 Period. Approximately $7.4 million and $6.2 million, respectively, of these cash distributions received during the Fiscal 2010 Period and the Fiscal 2009 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements. The increase in earnings recognized from National CineMedia during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to slightly higher earnings of National CineMedia and the timing of their contractual cash distributions to the Company.

  Income Taxes

        The provision for income taxes of $48.7 million and $61.9 million for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively, reflect effective tax rates of approximately 38.7% and 39.4%, respectively. The decrease in the effective tax rate for the Fiscal 2010 Period is primarily attributable to a decrease in the effective tax rates in certain states and the lapse of statute of limitations on uncertain tax positions with state taxing authorities during the Fiscal 2010 Period. The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and income tax credits.

  Net Income Attributable to Controlling Interest

        Net income attributable to controlling interest for the Fiscal 2010 Period was $77.6 million, which represents a decrease of $17.9 million, from net income attributable to controlling interest of $95.5 million during the Fiscal 2009 Period. The decrease in net income attributable to controlling interest for the Fiscal 2010 Period was primarily attributable to a reduction in operating income, the Fiscal 2010 Period loss on debt extinguishment associated with the Amended Senior Credit Facility and certain repurchases of the 6 1/4% Convertible Senior Notes, incremental losses from the Company's equity investment in DCIP, partially offset by the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock.

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

  Rent Expense

        Rent expense increased by $15.5 million, or 4.3%, to $378.8 million in the Fiscal 2009 Period, from $363.3 million in the Fiscal 2008 Period. The increase in rent expense during the Fiscal 2009 Period was primarily due to the full impact of Consolidated Theatres during the Fiscal 2009 Period and to a lesser extent, incremental rent from 78 new screens added during the Fiscal 2009 Period and modest increases in contingent rent, partially offset by a reduction in rent associated with the closure of 111 screens during the Fiscal 2009 Period.

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

  Income from Operations

        During the Fiscal 2009 Period, income from operations decreased $5.0 million, or 1.8%, to $279.4 million, from $284.4 million in the Fiscal 2008 Period. The overall decrease in income from operations during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was driven by increases in various operating expense line items, including cost of concessions, rent expense, other operating expenses, general and administrative expenses and net loss on disposal and impairment of operating assets ($34.0 million and $22.4 million, respectively, for the Fiscal 2009 Period and Fiscal 2008 Period).

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

  Earnings Recognized from NCM

        The Company recorded $39.6 million and $33.1 million, respectively, in cash distributions from National CineMedia during the Fiscal 2009 Period and Fiscal 2008 Period. Approximately $6.2 million and $2.8 million, respectively, of these cash distributions received during the Fiscal 2009 Period and the Fiscal 2008 Period were recognized as a reduction in our investment in National CineMedia. In addition, during the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recorded an additional $5.2 million and $2.6 million, respectively, of equity earnings with respect to newly issued common units received from National CineMedia during such periods. As a result, during the Fiscal 2009 Period and the Fiscal 2008 Period, the Company recognized $38.6 million and $32.9 million, respectively, of earnings from National CineMedia. Such amounts are presented as "Earnings recognized from NCM" in the consolidated financial statements. The increase in earnings recognized from National CineMedia during the Fiscal 2009 Period was primarily attributable to incremental earnings of National CineMedia and a corresponding increase in their contractually committed cash distributions to the Company.

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

Quarterly Results

        The Company's consolidated financial statements for the Fiscal 2010 Period include the results of operations of the eight theatres acquired from an affiliate of AMC during May and June 2010 for periods subsequent to the respective date of acquisition. The acquisition of such theatres is further described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from such date of the results of operations of the acquisitions and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 30, 2010. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 30, 2010		Sept. 30, 2010	July 1, 2010	April 1, 2010	Dec. 31, 2009	Oct. 1, 2009	July 2, 2009	April 2, 2009
	In millions (except per share data)
Total revenues	$661.0		$696.4	$730.7	$719.8	$765.6	$673.5	$789.2	$665.6
Income from operations	44.1		58.1	66.0	47.6	82.2	38.4	96.3	62.5
Net income (loss) attributable to controlling interest	13.7		42.6	4.8	16.5	35.5	(1.8)	40.5	21.3
Diluted earnings (loss) per share	0.09		0.28	0.03	0.11	0.23	(0.01)	0.26	0.14
Dividends per common share	$1.58	(1)	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18

(1)
Includes the December 30, 2010 payment of the $1.40 extraordinary cash dividend paid on each share of Class A and Class B Common Stock. See Note 9 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 9 1/8% Senior Notes and 6 1/4% Convertible Senior Notes. In addition, as described further below, the Indenture under the 9 1/8% Senior Notes limits the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

Operating Activities

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

        Net cash flows provided by operating activities totaled approximately $259.4 million, $410.8 million and $270.9 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively. The decrease in net cash flows generated from operating activities for the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to a reduction in operating income, coupled with the timing of certain Fiscal 2010 Period vendor and income tax payments. The increase in net cash flows generated from operating activities for the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily attributable to an increase in working capital, primarily the timing of certain Fiscal 2009 Period vendor payments.

Investing Activities

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

        We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures (net of proceeds from asset sales) for theatre development, replacement, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $85.0 million to $100.0 million in fiscal year 2011, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business.

        On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP's financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. The Company recorded such DCIP Contributions as an increase in its investment in DCIP, which included the fair value of the 200 existing digital projection systems, as determined by an independent appraisal. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of "Net (gain) loss on disposal and impairment of operating assets" in the consolidated statement of income for the Fiscal 2010 Period. After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. The initial financing is expected to cover the cost of conversion to digital projection for approximately 70% of our circuit's screens. We ultimately expect to outfit all of our screens with digital projection systems, with approximately 40% of our total screens being digital 3D capable and intend to complete the conversion of our entire circuit in approximately three to four years. As of December 30, 2010, we operated 2,202 screens outfitted with digital projection systems, 1,710 of which are digital 3D capable.

        During the early stage of deployment, the Company is focusing on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. We believe the installation of digital 3D projection systems and IMAX® theatre systems and the conversion of existing auditoriums to RPX(SM) auditoriums will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue and cash flows for the Company. We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 9, 2008, March 17, 2009 and March 17, 2010 we received from National CineMedia approximately 0.8 million, 0.5 million and 0.3 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. In addition, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million. These transactions, together with National CineMedia's issuance of 6.5 million common units to AMC in the second quarter of 2010 as a result of an acquisition, had the effect of decreasing the Company's ownership share in National CineMedia. As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of December 30, 2010. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia.

        On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC. Regal purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. The results of operations of the eight acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. In addition, during the Fiscal 2008 Period, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North

Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of these acquisitions.

        Net cash flows used in investing activities totaled approximately $82.7 million, $110.5 million and $338.5 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively. Contributing to the $27.8 million decrease in cash flows used in investing activities during the Fiscal 2010 Period, as compared to the Fiscal 2009 Period, was the impact of net proceeds totaling approximately $66.0 million resulting from the sale of NCM, Inc. common stock, coupled with lower capital expenditures and higher proceeds from the disposition of assets during the Fiscal 2010 Period, partially offset by the $55.0 million acquisition of eight AMC theatres and approximately $29.9 million of cash contributions to DCIP during the Fiscal 2010 Period. The $228.0 million decrease in cash flows used in investing activities during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily attributable to the impact of the $209.3 million acquisition of Consolidated Theatres during the Fiscal 2008 Period coupled with capital expenditures that were approximately $22.9 million lower during the Fiscal 2009 Period, partially offset by less proceeds from the disposition of assets of approximately $2.8 million during the Fiscal 2009 Period.

Financing Activities

        On May 19, 2010, Regal Cinemas entered into the Amended Senior Credit Facility with Credit Suisse and the Lenders that amends, restates and refinances the fifth amended and restated credit agreement ("the Prior Senior Credit Facility") among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of a Term Facility in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of $85.0 million with a final maturity date in May 2015. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date.

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

        Please refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of an amendment to our Amended Senior Credit Facility and other financing transactions effected subsequent to the year ended December 30, 2010.

        On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the 9 1/8% Senior Notes. On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The net proceeds were used to repay outstanding indebtedness under the 6 1/4% Convertible Senior Notes, the Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes") and for general corporate purposes. During the year ended December 30, 2010, the Company used a portion of the net proceeds from the offering to repurchase a portion of the 6 1/4% Convertible Senior Notes as described below.

        The 9 1/8% Senior Notes bear interest at a rate of 9.125% per year, payable semiannually in arrears in cash on February 15 and August 15 of each year. The 9 1/8% Senior Notes mature on August 15, 2018. The 9 1/8% Senior Notes are the Company's senior unsecured obligations. They rank on parity with all of the Company's existing and future senior unsecured indebtedness and prior to all of the Company's subordinated indebtedness. The 9 1/8% Senior Notes are effectively subordinated to all of the Company's future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of the Company's subsidiaries. None of the Company's subsidiaries initially guarantee any of the Company's obligations with respect to the 9 1/8% Senior Notes.

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

        The Indenture contains covenants that limit the Company's (and its restricted subsidiaries') ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on its ability to pay dividends or make distributions on its capital stock, make loans or advances to its subsidiaries (or the Company), or transfer any properties or assets to its subsidiaries (or the Company); and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 9 1/8% Senior Notes to be due and payable immediately.

        As of December 30, 2010, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

        Subsequent to the issuance of the 9 1/8% Senior Notes, during August and September 2010, we used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million principal amount of the 6 1/4% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $5.2 million loss on debt extinguishment during the Fiscal 2010 Period. In addition, on November 1, 2010, we redeemed the remaining outstanding $51.5 million principal amount of the Senior Subordinated Notes at a redemption price of 100.0% of their principal amount, plus accrued interest.

        As of December 30, 2010, we had approximately $1,232.5 million aggregate principal amount outstanding (net of debt discount) under the Term Facility, $275.0 million aggregate principal amount outstanding under the 9 1/8% Senior Notes, $391.7 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes and $74.4 million aggregate principal amount outstanding (net of debt discount) under the 6 1/4% Convertible Senior Notes. As of December 30, 2010, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

        During the Fiscal 2010 Period, Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $111.1 million in the aggregate. In addition, on December 30, 2010, Regal paid declared an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million. On February 9, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2011, to stockholders of record on March 3, 2011. This dividend reflects a $0.03 per share increase from our last quarterly cash dividend of $0.18 per share declared on October 28, 2010. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        Net cash flows used in financing activities were approximately $299.5 million, $142.4 million and $197.4 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively. The net increase in cash flows used in financing activities during the Fiscal 2010 Period as compared to the Fiscal 2009 Period of $157.1 million was primarily attributable to a $216.3 million increase in dividends paid to shareholders during the Fiscal 2010 Period as compared to the Fiscal 2009

Period, $128.6 million used to repurchase a portion of the 6 1/4% Convertible Senior Notes during the Fiscal 2010 Period, $51.5 million used to redeem the Senior Subordinated Notes, incremental payments (including a $12.5 million debt discount) related to the Amended Senior Credit Facility and incremental debt acquisition costs and related to the Amended Senior Credit Facility and the 9 1/8% Senior Notes, partially offset by proceeds of $275.0 million received in connection with the Fiscal 2010 Period issuance of the 9 1/8% Senior Notes. The net decrease in cash flows used in financing activities during the Fiscal 2009 Period as compared to the Fiscal 2008 Period of $55.0 million was primarily attributable to a $73.4 million reduction of dividends paid to shareholders during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by the impact of the net cash proceeds associated with the convertible note hedge arrangement with Credit Suisse and a warrant to Credit Suisse to purchase shares of our Class A common stock transactions during the Fiscal 2008 Period and incremental debt acquisition costs incurred during the Fiscal 2009 Period related to issuance of 8 5/8% Senior Notes and the Prior Senior Credit Facility, as described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Category	Moody's	Standard and Poor's
Regal 9 1/8% Senior Notes	B3	B-
Regal Cinemas 8 5/8% Senior Notes	B2	B-
Regal Cinemas Amended Senior Credit Facility	Ba2	BB-

EBITDA

        Earnings before interest, taxes, depreciation, and amortization ("EBITDA") were approximately $487.8 million, $510.3 million and $517.3 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively. The net decrease in EBITDA in the Fiscal 2010 Period from the Fiscal 2009 Period was primarily attributable to a decrease in operating income during the Fiscal 2010 Period as described in further detail above under "Results of Operations." The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with GAAP, since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets' analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2010 Period	Fiscal 2009 Period	Fiscal 2008 Period
EBITDA	$487.8	$510.3	$517.3
Interest expense, net	(148.1)	(151.0)	(128.4)
Provision for income taxes	(48.7)	(61.9)	(74.4)
Deferred income taxes	(7.5)	(1.1)	(20.2)
Gain on sale of Fandango interest	—	—	(3.4)
Changes in operating assets and liabilities	(51.0)	44.1	(73.7)
Loss on extinguishment of debt	23.5	7.4	3.0
Gain on sale of NCM, Inc. common stock	(52.0)	—	—
Other items, net	55.4	63.0	50.7

Net cash provided by operating activities	$259.4	$410.8	$270.9

Interest Rate Swaps

        As described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas had three interest rate swap agreements effective as of January 1, 2009, which hedged an aggregate of approximately $700.0 million of variable rate debt obligations. During the quarter ended April 2, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009. During the year ended December 31, 2009, the three interest rate swaps effective as of January 1, 2009 matured. As a result, the Company's four interest rate swap agreements effective as of December 30, 2010 and December 31, 2009 hedged an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82%.

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

        Under the terms of the Company's effective interest rate swap agreements as of December 30, 2010, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

        The fair value of the Company's interest rate swaps is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. See Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional discussion of the Company's interest rate swaps' fair value estimation methods and assumptions.

Sale-Leaseback Transactions

        For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments

        The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 30, 2010, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,005.9	$88.8	$28.9	$32.7	$1,855.5
Future interest on debt obligations(2)	815.8	128.3	221.4	212.6	253.5
Capital lease obligations, including interest(3)	20.3	3.4	6.8	5.8	4.3
Lease financing arrangements, including interest(3)	111.4	11.7	27.8	26.2	45.7
Purchase commitments(4)	32.3	18.7	13.6	—	—
Operating leases(5)	3,390.4	362.6	691.1	648.9	1,687.8
FIN 48 liabilities(6)	2.7	2.7	—	—	—
Other long term liabilities	2.3	1.5	0.6	0.2	—

Total	$6,381.1	$617.7	$990.2	$926.4	$3,846.8

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)
These amounts (excluding aggregate debt discount of approximately $19.8 million) are included on our consolidated balance sheet as of December 30, 2010. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $243.8 million of variable interest rate borrowings under the Term Facility, $275.0 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, $74.7 million outstanding under the 6 1/4% Convertible Senior Notes, and approximately $12.5 million of other debt obligations) are based on the stated fixed rate or in the case of the $243.8 million of variable interest rate borrowings under the Term Facility, the current interest rate as of December 30, 2010 (3.79%). Future interest payments on the Company's hedged indebtedness as of December 30, 2010 (the remaining $1,000.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 30, 2010 3.50% and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 30, 2010. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.23%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures to which we were committed as of December 30, 2010, including improvements associated with existing theatres, the construction of new theatres and the estimated cost of ADA related betterments.

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

(6)
These amounts are included on our consolidated balance sheet as of December 30, 2010 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $25.7 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)
In addition, as of December 30, 2010, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to various market risks including interest rate risk and equity price risk. The Company's interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the Term Facility bear interest, at Regal Cinemas' option, at either a base rate or an adjusted LIBOR rate or the base rate plus, in each case, an applicable margin.

        Under the terms of the Company's effective interest rate swap agreements (which hedge an aggregate of $1,000.0 million of variable rate debt obligations as of December 30, 2010) described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

        As of December 30, 2010 and December 31, 2009, borrowings of $1,232.5 million (net of debt discount) and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.42% (as of December 30, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of December 30, 2010, would increase or decrease interest expense by $6.7 million for the year ended December 30, 2010.

        In addition, the Company is exposed to equity price risk associated with approximately 1.2 million shares of stock held in RealD, Inc. as described further in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

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

        Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 30, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 30, 2010.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 30, 2010, as stated in their report which is included herein.

/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)	/s/ DAVID H. OWNBY David H. Ownby Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 30, 2010 and December 31, 2009, and the related consolidated statements of income, deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 30, 2010. We also have audited Regal Entertainment Group's internal control over financial reporting as of December 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 30, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Nashville, Tennessee
February 28, 2011

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205.3	$328.1
Trade and other receivables	77.3	66.3
Income tax receivable	18.0	2.7
Inventories	14.7	12.3
Prepaid expenses and other current assets	15.9	8.6
Assets held for sale	1.2	0.6
Deferred income tax asset	14.1	10.3

TOTAL CURRENT ASSETS	346.5	428.9
PROPERTY AND EQUIPMENT:
Land	129.7	118.6
Buildings and leasehold improvements	1,973.6	1,921.4
Equipment	984.1	1,016.3
Construction in progress	5.9	8.8

Total property and equipment	3,093.3	3,065.1
Accumulated depreciation and amortization	(1,402.8)	(1,246.4)

TOTAL PROPERTY AND EQUIPMENT, NET	1,690.5	1,818.7
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	22.2	11.7
DEFERRED INCOME TAX ASSET	81.2	78.1
OTHER NON-CURRENT ASSETS	173.4	121.5

TOTAL ASSETS	$2,492.6	$2,637.7

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$95.8	$17.1
Accounts payable	162.4	198.5
Accrued expenses	67.5	65.2
Deferred revenue	98.5	93.9
Interest payable	44.8	21.8

TOTAL CURRENT LIABILITIES	469.0	396.5
LONG-TERM DEBT, LESS CURRENT PORTION	1,897.7	1,892.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	66.2	72.0
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	13.3	15.4
NON-CURRENT DEFERRED REVENUE	342.4	341.2
OTHER NON-CURRENT LIABILITIES	195.7	166.9

TOTAL LIABILITIES	2,984.3	2,884.6
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,594,743 and 130,292,790 shares issued and outstanding at December 30, 2010 and December 31, 2009, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 30, 2010 and December 31, 2009	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(487.6)	(282.9)
Retained earnings	9.4	47.0
Accumulated other comprehensive loss, net	(12.2)	(10.3)

TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(490.3)	(246.1)
Noncontrolling interest	(1.4)	(0.8)

TOTAL DEFICIT	(491.7)	(246.9)

TOTAL LIABILITIES AND DEFICIT	$2,492.6	$2,637.7

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
REVENUES:
Admissions	$1,956.3	$1,991.6	$1,883.1
Concessions	724.3	775.6	758.0
Other operating revenues	127.3	126.7	130.8

TOTAL REVENUES	2,807.9	2,893.9	2,771.9
OPERATING EXPENSES:
Film rental and advertising costs	1,026.7	1,046.5	990.4
Cost of concessions	101.1	110.6	106.6
Rent expense	382.3	378.8	363.3
Other operating expenses	784.0	778.5	739.9
General and administrative expenses (including share-based compensation of $8.4, $5.9 and $5.7 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively)	66.7	64.2	62.1
Depreciation and amortization	213.4	201.9	202.3
Net loss on disposal and impairment of operating assets	17.9	34.0	22.4
Joint venture employee compensation	—	—	0.5

TOTAL OPERATING EXPENSES	2,592.1	2,614.5	2,487.5

INCOME FROM OPERATIONS	215.8	279.4	284.4
OTHER EXPENSE (INCOME):
Interest expense, net	148.1	151.0	128.4
Loss on extinguishment of debt	23.5	7.4	3.0
Earnings recognized from NCM	(40.8)	(38.6)	(32.9)
Gain on sale of NCM, Inc. common stock	(52.0)	—	—
Gain on sale of Fandango interest	—	—	(3.4)
Other, net	11.0	2.4	2.9

TOTAL OTHER EXPENSE (INCOME), NET	89.8	122.2	98.0

INCOME BEFORE INCOME TAXES	126.0	157.2	186.4
PROVISION FOR INCOME TAXES	48.7	61.9	74.4

NET INCOME	77.3	95.3	112.0
NONCONTROLLING INTEREST, NET OF TAX	0.3	0.2	0.2

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$77.6	$95.5	$112.2

EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.51	$0.62	$0.73
Diluted	$0.50	$0.62	$0.72
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,399	153,062	152,849
Diluted	154,517	154,092	155,175
Dividends declared per common share	$2.12	$0.72	$1.20

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital (Deficit)		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group
						Retained Earnings			Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 27, 2007	129.5	$0.1	23.8	$—	$(157.6)	$40.9	$(1.6)	$(118.2)	$0.5	$(117.7)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(8.3)	(8.3)	—	(8.3)
Net income attributable to controlling interest	—	—	—	—	—	112.2	—	112.2	—	112.2

Total comprehensive income	—	—	—	—	—	—	—	—	—	103.9
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Share-based compensation expense	—	—	—	—	5.5	—	—	5.5	—	5.5
Exercise of stock options	0.1	—	—	—	0.5	—	—	0.5	—	0.5
Tax benefit from exercise of stock options and other	—	—	—	—	0.5	—	—	0.5	—	0.5
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—	—
ASC Subtopic 470-20 adjustments to additional paid-in capital	—	—	—	—	(35.0)	—	—	(35.0)	—	(35.0)
Impact attributable to 3 3/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	(6.6)	—	—	(6.6)	—	(6.6)
Tax impact attributable to 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	4.7	—	—	4.7	—	4.7
Net payment on 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	—	—	(6.6)	—	—	(6.6)	—	(6.6)
Cash dividends declared, $1.20 per share	—	—	—	—	(71.2)	(113.0)	—	(184.2)	—	(184.2)

Balances, January 1, 2009	129.8	$0.1	23.8	$—	$(265.8)	$40.1	$(9.9)	$(235.5)	$(0.4)	$(235.9)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Net income attributable to controlling interest	—	—	—	—	—	95.5	—	95.5	—	95.5

Total comprehensive income	—	—	—	—	—	—	—	—	—	95.1
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation expense	—	—	—	—	5.9	—	—	5.9	—	5.9
Exercise of stock options	0.1	—	—	—	0.1	—	—	0.1	—	0.1
Tax benefits from exercise of stock options, vesting of restricted stock and other	—	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Issuance of restricted stock	0.4	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.72 per share	—	—	—	—	(22.2)	(88.6)	—	(110.8)	—	(110.8)

Balances, December 31, 2009	130.3	$0.1	23.8	$—	$(282.9)	$47.0	$(10.3)	$(246.1)	$(0.8)	$(246.9)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	4.9	4.9	—	4.9
Net income attributable to controlling interest	—	—	—	—	—	77.6	—	77.6	—	77.6

Total comprehensive income	—	—	—	—	—	—	—	—	—	75.7
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	—	—	—	7.2	—	—	7.2	—	7.2
Exercise of stock options	—	—	—	—	0.8	—	—	0.8	—	0.8
Tax benefits from exercise of stock options, vesting of restricted stock and other	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.40 per share	—	—	—	—	(195.8)	(20.2)	—	(216.0)	—	(216.0)
Cash dividends declared, $0.72 per share	—	—	—	—	(16.1)	(95.0)	—	(111.1)	—	(111.1)

Balances, December 30, 2010	130.6	$0.1	23.8	$—	$(487.6)	$9.4	$(12.2)	$(490.3)	$(1.4)	$(491.7)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77.3	$95.3	$112.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213.4	201.9	202.3
Amortization of debt discount	5.9	4.6	4.2
Amortization of debt acquisition costs	6.9	8.9	7.0
Share-based compensation expense	8.4	5.9	5.7
Change in fair value of interest rate swap	—	—	(0.5)
Deferred income tax benefit	(7.5)	(1.1)	(20.2)
Net loss on disposal and impairment of operating assets	17.9	34.0	22.4
Equity in earnings of non-consolidated entities and other	5.8	(2.3)	1.1
Excess cash distribution on NCM shares	7.3	6.2	2.8
Gain on sale of NCM, Inc. common stock	(52.0)	—	—
Gain on sale of Fandango interest	—	—	(3.4)
Loss on extinguishment of debt	23.5	7.4	3.0
Non-cash rent expense	3.5	5.9	8.2
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	(21.4)	4.2	(22.0)
Inventories	(2.4)	(4.0)	0.4
Prepaid expenses and other assets	2.0	0.4	10.7
Accounts payable	(36.1)	36.5	(23.5)
Income taxes payable	1.8	6.1	21.5
Deferred revenue	(0.1)	(7.3)	(27.2)
Accrued expenses and other liabilities	5.2	8.2	(33.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	259.4	410.8	270.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98.4)	(108.8)	(131.7)
Proceeds from disposition of assets	34.7	0.8	3.6
Net proceeds from sale of NCM, Inc. common stock	66.0	—	—
Investment in DCIP	(29.9)	(2.5)	(4.0)
Cash used for acquisitions, net of cash acquired	(55.0)	—	(209.3)
Proceeds from sale of Fandango interest	—	—	3.4
Distributions to partnership	(0.1)	—	(0.5)

NET CASH USED IN INVESTING ACTIVITIES	(82.7)	(110.5)	(338.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(327.1)	(110.8)	(184.2)
Proceeds from stock option exercises	0.8	0.1	0.5
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	275.0	—	—
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	390.2	—
Cash used to repurchase 6 1/4% Convertible Senior Notes	(128.6)	—	—
Cash used to redeem 9 3/8% Senior Subordinated Notes	(51.5)	—	—
Net payments on long-term obligations	(29.2)	(402.7)	(27.0)
Debt discount paid on amended Senior Credit Facility	(12.5)	—	—
Cash used to purchase treasury shares and other	(0.9)	(0.4)	—
Payment of debt acquisition costs and other	(25.6)	(18.8)	(5.1)
Excess tax benefits from share-based payment arrangements	0.1	—	0.2
Proceeds from issuance of 6 1/4% Convertible Senior Notes	—	—	200.0
Net cash paid for 6 1/4% Convertible Senior Notes convertible note hedge and warrant	—	—	(6.6)
Cash used to redeem 3 3/4% Convertible Senior Notes	—	—	(194.1)
Net proceeds from 3 3/4% Convertible Senior Notes hedge and warrant	—	—	18.9

NET CASH USED IN FINANCING ACTIVITIES	(299.5)	(142.4)	(197.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(122.8)	157.9	(265.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	328.1	170.2	435.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$205.3	$328.1	$170.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$68.8	$39.8	$93.8

Cash paid for interest	$114.8	$124.6	$145.0

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$5.9	$7.0	$73.4

Investment in DCIP	$12.6	$—	$—

Investment in RealD, Inc.	$31.9	$—	$—

Property and equipment acquired with debt	$13.3	$—	$—

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2010, December 31, 2009 and January 1, 2009

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,698 screens in 539 theatres in 37 states and the District of Columbia as of December 30, 2010. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

        During 2001 and 2002, the Anschutz Corporation and its subsidiaries ("Anschutz") acquired controlling equity interests in United Artists, Edwards and RCI upon each of the entities' emergence from bankruptcy reorganization. In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. Proceeds received from advance ticket sales and gift cards are recorded as deferred revenue. The Company recognizes revenue associated with gift cards and advanced ticket sales at such time as the items are redeemed, or when redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 30, 2010, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized.

        The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 30, 2010 and December 31, 2009, the Company capitalized approximately $9.3 million and $11.9 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

        The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

        As of December 30, 2010 and December 31, 2009, included in property and equipment is $104.3 million and $105.2 million, respectively, of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $53.3 million and $48.2 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including intangible assets, marketable equity securities and investments in non-consolidated entities described below, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value.

        The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in estimating cash flows and fair value. Management's estimates (Level 3 inputs as described in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions, and current industry trading multiples.

        This analysis resulted in the recording of impairment charges of $10.3 million, $15.3 million and $22.4 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

December 30, 2010, December 31, 2009 and January 1, 2009

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

        In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, these rental costs have not been significant to our consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

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

  Goodwill

        The carrying amount of goodwill at December 30, 2010 and December 31, 2009 was approximately $178.8 million. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy. The Company's annual goodwill impairment assessments for the years ended December 30, 2010 and December 31, 2009 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Intangible Assets

        As of December 30, 2010 and December 31, 2009, intangible assets totaled $32.5 million and $18.1 million, respectively, before accumulated amortization of $10.3 million and $6.4 million, respectively. Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres described in Note 3—"Acquisitions," the Company acquired certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which will be amortized on a straight-line basis through January 2011. In addition, the Company acquired certain other identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years, in connection with its acquisition of eight theatres acquired from AMC as further described in Note 3—"Acquisitions." During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, the Company recognized $3.9 million, $3.8 million and $2.6 million of amortization, respectively, related to these intangible assets. The Company did not record an impairment of any intangible assets

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

during the year ended December 30, 2010. Estimated amortization expense for the next five fiscal years for such intangible assets as of December 30, 2010 is projected below:

Projected amortization expense (in millions)
2011	$1.4
2012	1.1
2013	1.1
2014	1.1
2015	1.1

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 30, 2010 and December 31, 2009 were $51.8 million and $64.6 million, respectively, before accumulated amortization of $19.4 million and $31.7 million, respectively.

  Investments

        The Company accounts for its investments in non-consolidated entities using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities accounted for following the equity method of accounting in its consolidated statements of income. As of December 30, 2010, the Company holds a 19.4% interest in National CineMedia, LLC ("National CineMedia") and a 46.7% interest in Digital Cinema Implementation Partners, LLC ("DCIP") (as described further under Note 4—"Investments"). In addition, the Company holds an investment in available-for-sale equity securities of RealD, Inc., an entity specializing in the licensing of 3D technologies. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The carrying value of the Company's investment in these entities as of December 30, 2010 was approximately $132.8 million.

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

        The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity prices for its investment in National CineMedia and discounted projections of cash flows for certain of its other investees. Additionally, the Company has periodic discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers various factors, including the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investees dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions, changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. There was no impairment of the Company's investments during the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Deferred Revenue

        Deferred revenue relates primarily to vendor marketing programs, gift cards and advance ticket sales, the amount we received related to the sale of our equity interest in Fandango (see Note 1—"The Company and Basis of Presentation") and the amount we received for agreeing to the existing exhibitor service agreement ("ESA") modification described in Note 4—"Investments." Deferred revenue related to vendor marketing programs, gift cards and advance ticket sales are recognized as revenue as described above in this Note 2 under "Revenue Recognition." As described in this Note 2 under "Investments," deferred revenue related to the sale of our equity interest in Fandango will be amortized to revenue on a straight-line basis over the six-year term of the agreement. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 30, 2010 and December 31, 2009, approximately $339.2 million and $339.4 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film's theatrical run, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement.

  Loyalty Program

        Members of the Regal Crown Club® earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. Because we believe that the value of the awards granted to our Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, the costs of these awards have not been significant to our consolidated financial statements.

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

        In connection with the adoption of ASC Subtopic 718-10, the Company also elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation, which is available to absorb tax deficiencies that could be recognized subsequent to the adoption of ASC Subtopic 718-10.

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

  Segments

        As of December 30, 2010, December 31, 2009 and January 1, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

  Acquisitions

        The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in the Company's results from operations beginning from the day of acquisition.

  Comprehensive Income

        Total comprehensive income for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $75.7 million, $95.1 million and $103.9 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangements and available-for-sale equity securities during each of the years ended December 30, 2010, December 31, 2009 and January 1, 2009. The Company's interest rate swap arrangements and available-for-sale equity securities are further described in Note 5—"Debt Obligations" and Note 13—"Fair Value of Financial Instruments."

  Reclassifications

        Certain reclassifications have been made to the 2008 and 2009 consolidated financial statements to conform to the 2010 presentation.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 was adopted by the Company on January 2, 2009. The adoption had the effect of reclassifying amounts previously classified under "minority interest" (approximately $(0.4) million as of January 1, 2009 and $0.5 million as of December 27, 2007) to a component of equity under "noncontrolling interest" in the accompanying consolidated balance sheets and consolidated statements of deficit and comprehensive income (loss). Amounts previously classified under "minority interest in earnings of consolidated subsidiaries" are now classified as "noncontrolling interest" and presented net of tax below "net income" to arrive at "net income attributable to controlling interest" in the accompanying consolidated statements of income.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. SFAS No. 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The adoption of SFAS No. 167 had no impact on the Company's consolidated financial position, cash flows and results of operations.

        In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, ("ASU 2010-06"). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011.

3. ACQUISITIONS

  Acquisition of Eight AMC Theatres

        On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC Entertainment, Inc. ("AMC"). The Company purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $0.2 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $55.0 million was directly allocated to the other five AMC theatres using the acquisition method of accounting. Accordingly, the total cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the eight acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates.

        The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Property and equipment, net	$40.6
Intangible assets	14.4

Total purchase price	$55.0

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

3. ACQUISITIONS (Continued)

        The transaction included the acquisition of certain identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years. Unaudited pro forma results of operations for the years ended December 30, 2010 and December 31, 2009 reflecting the above acquisition have not been presented herein because the impact was inconsequential to the historical consolidated statements of income presented herein.

  Acquisition of Consolidated Theatres

        On April 30, 2008, the Company acquired Consolidated Theatres, which held a total of 28 theatres with 400 screens in Georgia, Maryland, North Carolina, South Carolina, Tennessee and Virginia. The total net cash purchase price for the acquisition was approximately $209.3 million. In conjunction with the closing, we entered into a final judgment with the Department of Justice ("DOJ"), which required us to hold separate and divest ourselves of four theatres comprising 52 screens in North Carolina. Three of the four theatres subject to the judgment were existing Regal properties and the fourth theatre was acquired from Consolidated Theatres. Because the fourth theatre had minimal and declining cash flows at the acquisition date, none of the purchase price was allocated to the long-lived assets associated with this theatre. Our impairment review during the quarter ended June 26, 2008 did not result in any impairment charges related to these four theatres on a standalone basis. However, during the quarter ended September 25, 2008, the Company made the decision to sell three of these four theatres (two of the Regal theatres and the Consolidated theatre) together in order to partially satisfy our divestiture requirement. As a result of agreeing to sell the theatres as a package, we were required to evaluate the theatres for impairment as a disposal group (as opposed to the stand alone evaluation during the quarter ended June 26, 2008) and accordingly, we recorded an impairment charge of $7.9 million during the quarter ended September 25, 2008. On October 23, 2008, the Company completed its divestiture of the three theatres. On April 30, 2009, the Company completed its divestiture of the last of the four theatres.

        The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

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

December 30, 2010, December 31, 2009 and January 1, 2009

3. ACQUISITIONS (Continued)

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

4. INVESTMENTS

Investment in Digital Cinema Implementation Partners

        On February 12, 2007, we, along with AMC and Cinemark, Inc. ("Cinemark") formed a joint venture company known DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP's financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the "DCIP Contributions"). The Company recorded such DCIP Contributions as an increase in its investment in DCIP. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses have been presented as a component of "Net (gain) loss on disposal and impairment of operating assets" in the accompanying consolidated statement of income for the year ended December 30, 2010.

        After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 30, 2010, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other non-current assets" in the accompanying consolidated balance sheets. Through December 31, 2009, the Company effected cumulative cash equity contributions totaling $8.0 million and recorded cumulative

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

equity losses in DCIP of $7.3 million. The changes in the carrying amount of our investment in DCIP for the year ended December 30, 2010 are as follows (in millions):

Balance as of December 31, 2009	$0.7
Equity contributions(1)	42.4
Equity in loss of DCIP(2)	(11.0)

Balance as of December 30, 2010	$32.1

(1)
In addition to cash investments in DCIP totaling $0.7 million, upon execution of the Digital Cinema Agreements, the Company effected additional equity contributions to DCIP of approximately $41.7 million, consisting of cash and existing digital projection systems, during the year ended December 30, 2010.

(2)
For the year ended December 30, 2010, the Company recorded a loss of $11.0 million, representing its share of the net loss of DCIP. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.

        We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes.

        During 2010, the Company focused on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment into the first half of 2011. With respect to the Company's existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the year ended December 30, 2010, the Company recorded approximately $18.9 million of accelerated depreciation related to such 35mm film projection equipment. As of December 30, 2010, we operated 2,202 screens outfitted with digital projection systems, 1,710 of which are digital 3D capable.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

  Investment in National CineMedia, LLC

        In March 2005, Regal and AMC announced the combination of the operations of Regal CineMedia Corporation ("RCM"), and AMC's subsidiary, National Cinema Network, Inc., into a new joint venture company known as National CineMedia. In July 2005, Cinemark, through a wholly owned subsidiary, acquired an interest in National CineMedia. National CineMedia concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes Regal, AMC and Cinemark. National CineMedia is, subject to limited exceptions, the exclusive provider of advertising and event services to Regal, AMC and Cinemark. The Company did not recognize any gain or loss resulting from the initial formation of National CineMedia due to the Company's continued involvement in the operations of National CineMedia. Pursuant to the other documents entered into in connection with the joint venture transaction, AMC and Regal, through their subsidiaries, retained all advertising contracts signed on or before the close of business on March 31, 2005, and Cinemark retained all advertising contracts signed on or before the close of business on July 15, 2005, subject to an administrative fee payable to National CineMedia to service such contracts.

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), the sole manager of National CineMedia, completed an initial public offering ("IPO") of its common stock. NCM, Inc. sold 38.0 million shares of its common stock for $21 per share in the IPO, less underwriting discounts and expenses. NCM, Inc. used a portion of the net cash proceeds from the IPO to acquire newly issued common units from National CineMedia. As a result of the NCM, Inc.'s acquisition of common units in National CineMedia, the Company recognized a change in interest gain of approximately $182.7 million along with a corresponding increase in the Company's equity investment in National CineMedia.

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their ESAs with National CineMedia. In exchange for a significant portion of its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia's payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $926 for fiscal 2010). The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

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

        At the closing of the IPO, the underwriters exercised their over-allotment option to purchase an additional 4.0 million shares of common stock of NCM, Inc. at the initial offering price of $21 per share, less underwriting discounts and commissions. In connection with this over-allotment option exercise, Regal, AMC and Cinemark each sold to NCM, Inc. common units of National CineMedia on a pro rata basis at the initial offering price of $21 per share, less underwriting discounts and expenses. Regal sold approximately 1.6 million common units to NCM, Inc. for proceeds of approximately $32.2 million and recognized a gain on the sale of such units of approximately $19.3 million. Upon completion of this sale of common units, Regal held approximately 21.2 million common units of National CineMedia ("Initial Investment Tranche"). Such common units are immediately redeemable on a one-to-one basis for shares of NCM, Inc. common stock.

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

        Because the investment in National CineMedia has been reduced to zero, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, subsequent to the IPO, the Company determined it would not recognize its share of any undistributed equity in the earnings of National CineMedia pertaining to the Company's Initial Investment Tranche in National CineMedia until National CineMedia's future net earnings, net of distributions received, equal or exceed the amount of the above described excess distribution. Until such time, equity earnings related to the Company's Initial Investment Tranche in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution. The Company's Initial Investment Tranche is recorded at $0 cost.

        Also in connection with the IPO, the joint venture partners entered into a Common Unit Adjustment Agreement with National CineMedia. The Common Unit Adjustment Agreement was

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

created to account for changes in the number of theatre screens operated by each of the joint venture partners. Historically, each of the joint venture partners has increased the number of screens it operates through acquisitions and newly built theatres. Since the increased attendance associated with these incremental screens in turn provides for additional advertising revenues to National CineMedia, National CineMedia agreed to compensate the joint venture partners by issuing additional common membership units to the joint venture partners in consideration for their increased attendance from newly built theatres and acquisitions and overall contribution to the joint venture. The Common Unit Adjustment Agreement also provides protection to National CineMedia in that the joint venture partners may be required to transfer or surrender common units to National CineMedia based on certain limited events, including declines in attendance associated with certain closed theatres and the number of screens operated. As a result, each joint venture partner's equity ownership interests are proportionately adjusted to reflect the risks and rewards relative to their contributions to the joint venture.

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

        As described further below, subsequent to the IPO and through December 30, 2010, the Company received an additional 4.5 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14 which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM Inc.'s tangible and intangible assets. On the IPO date, NCM, Inc., the Company, AMC and Cinemark entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to us, AMC and Cinemark in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $7.0 million from NCM, Inc. during the year ended December 30, 2010 with respect to NCM, Inc.'s 2008 and 2009 taxable years. During the year ended December 31, 2009, the Company received payments of $5.7 million with respect to NCM, Inc.'s 2008 taxable year. Finally, during the year ended January 1, 2009, the Company received payments of $4.6 million with respect to NCM, Inc.'s 2007 taxable year. Such payments are accounted for using the equity method as described further below.

        Our investment in National CineMedia is included as a component of "Other non-current assets" in the condensed consolidated balance sheets. The changes in the carrying amount of our investment in

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

National CineMedia for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 are as follows (in millions):

Balance as of December 27, 2007	$—
Receipt of additional common units(1)	73.3
Equity in earnings attributable to additional common units(2)	2.6
Earnings recognized from National CineMedia(3)	30.3
Distributions received from National CineMedia(3)	(33.1)

Balance as of January 1, 2009	73.1
Receipt of additional common units(1)	7.0
Equity in earnings attributable to additional common units(2)	5.2
Earnings recognized from National CineMedia(3)	33.4
Distributions received from National CineMedia(3)	(39.6)

Balance as of December 31, 2009	$79.1
Receipt of common units(1)	5.9
Redemption of common units(4)	(14.0)
Equity in earnings attributable to additional common units(2)	5.2
Earnings recognized from National CineMedia(3)	35.6
Distributions received from National CineMedia(3)	(43.0)

Balance as of December 30, 2010	$68.8

(1)
On April 9, 2008, March 17, 2009 and March 17, 2010 we received from National CineMedia approximately 0.8 million, 0.5 million and 0.3 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on May 29, 2008, we received from National CineMedia approximately 2.9 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Consolidated Theatres. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were received. As a result of these adjustments, the Company recorded increases of $5.9 million, $7.0 million and $73.3 million to its investment in National CineMedia during the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

Since Consolidated Theatres maintains an existing agreement with an on-screen advertising provider, National CineMedia will not be provided access to such theatre locations until expiration of the related advertising contract. In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis. The fair value of such payment was approximately $8.0 million and was accrued by the Company

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

  during the year ended January 1, 2009. Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract. The accretion associated with this obligation will be reflected in interest expense over the life of the related obligation. The Company recorded the remaining $65.4 million as an increase to deferred revenue during the year ended January 1, 2009. This amount is being amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. With respect to the common units received on March 17, 2010 and March 17, 2009, the Company recorded a corresponding $12.9 million increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the ESA following the units of revenue method.

(2)
The Company's share in the net income of National CineMedia with respect to the Additional Investments Tranche totaled $5.2 million, $5.2 million and $2.6 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. Such amounts have been included as a component of "Earnings recognized from NCM" in the consolidated financial statements.

(3)
During the years ended December 30, 2010, December 31, 2009, January 1, 2009, the Company received $43.0 million, $39.6 million, $33.1 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement). Approximately $7.4 million, $6.2 million and $2.8 million of these cash distributions received during the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(4)
On August 18, 2010, we redeemed 4.2 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering for $16.00 per share, reducing our investment in National CineMedia by $13.7 million, the average carrying amount of the shares sold. We received approximately $64.5 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $50.8 million. Finally, on September 8, 2010, we redeemed an additional 0.1 million National CineMedia common units for a like number of shares of NCM, Inc. common stock and sold them to the underwriters to cover over-allotments at $16.00 per share, further reducing our investment in National CineMedia by $0.3 million, the average carrying amount of the shares sold. We received approximately $1.5 million of net proceeds from this sale, resulting in a gain on sale of $1.2 million. These transactions caused a proportionate decrease in the Company's Initial Investment Tranche and Additional Investments Tranche and decreased our ownership share in National CineMedia. As a result, on a fully diluted basis, we own a 19.4% interest in NCM, Inc. as of December 30, 2010.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

4. INVESTMENTS (Continued)

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

        These revenues are presented as a component of other operating revenues in the Company's financial statements and consist of the following amounts (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Theatre access fees per patron	$14.4	$15.8	$16.3
Theatre access fees per digital screen	5.4	5.2	4.9
Other NCM revenue	2.6	2.7	3.5
Amortization of ESA modification fees	4.8	4.1	3.2
Payments for beverage concessionaire advertising	(14.3)	(14.8)	(13.6)

Total	$12.9	$13.0	$14.3

        As of December 30, 2010, approximately $2.1 million and $1.6 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2009, approximately $2.1 million due from/to National CineMedia were included in both "Trade and other receivables, net" and "Accounts payable."

  Other Investments

        The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company's investment in RealD, Inc. as of December 30, 2010 was approximately $31.9 million. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets" in the accompanying December 30, 2010 consolidated balance sheet.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS

        Debt obligations at December 30, 2010 and December 31, 2009 consist of the following (in millions):

	December 30, 2010	December 31, 2009
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,232.5	$1,265.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	391.7	390.7
Regal 9 1/8% Senior Notes	275.0	—
Regal 6 1/4% Convertible Senior Notes, net of debt discount	74.4	194.6
Regal Cinemas 9 3/8% Senior Subordinated Notes	—	51.5
Lease financing arrangements, weighted average interest rate of 11.23%, maturing in various installments through January 2021	71.5	77.2
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	15.4	17.3
Other	12.5	0.4

Total debt obligations	2,073.0	1,997.1
Less current portion	95.8	17.1

Total debt obligations, less current portion	$1,977.2	$1,980.0

        Regal Cinemas Sixth Amended and Restated Credit Agreement—On May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Amended Senior Credit Facility"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse") and the lenders party thereto (the "Lenders") which amends, restates and refinances the fifth amended and restated credit agreement (the "Prior Senior Credit Facility") among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of a term loan facility (the "Term Facility") in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of $85.0 million with a final maturity date in May 2015. The Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

        The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries' personal property and certain real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010, among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Amended Guaranty Agreement"). The obligations are further guaranteed by REH, on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas, and by Regal on an unsecured basis.

        Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas' option, at either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Such applicable margin will be either 2.5% or 2.75% in the case of base rate loans and either 3.5% or 3.75% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

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

        As of December 30, 2010 and December 31, 2009, borrowings of $1,232.5 million (net of debt discount) and $1,265.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 5.42% (as of December 30, 2010) and 5.38% (as of December 31, 2009), after the impact of the interest rate swaps described below is taken into account.

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

        Regal 9 1/8% Senior Notes—On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company's issuance and sale of $275.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes due 2018 (the "9 1/8% Senior Notes"). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

portion of the 6 1/4% Convertible Senior Notes as described below under the heading "Regal 6 1/4% Convertible Senior Notes."

        The 9 1/8% Senior Notes bear interest at a rate of 9.125% per year, payable semiannually in arrears in cash on February 15 and August 15 of each year. The 9 1/8% Senior Notes mature on August 15, 2018. The 9 1/8% Senior Notes are the Company's senior unsecured obligations. They rank on parity with all of the Company's existing and future senior unsecured indebtedness and prior to all of the Company's subordinated indebtedness. The 9 1/8% Senior Notes are effectively subordinated to all of the Company's future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of the Company's subsidiaries. None of the Company's subsidiaries initially guarantee any of the Company's obligations with respect to the 9 1/8% Senior Notes.

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

        The Indenture contains covenants that limit the Company's (and its restricted subsidiaries') ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on its ability to pay dividends or make distributions on its capital stock, make loans or advances to its subsidiaries (or the Company), or transfer any properties or assets to its subsidiaries (or the Company); and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 9 1/8% Senior Notes to be due and payable immediately.

        Regal Cinemas 8 5/8% Senior Notes—On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes due 2019 (the "8 5/8% Senior Notes") at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on July 15 and January 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019.

        The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

Company used all of the net proceeds from the offering to repay a portion of the Prior Senior Credit Facility.

        The 8 5/8% Senior Notes are Regal Cinemas' general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas' existing and future subordinated indebtedness, including the existing Regal Cinemas 9 3/8% Senior Subordinated Notes (the "Senior Subordinated Notes"). The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas' existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas' subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

        The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas' existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the "Guarantors"). The guarantees of the 8 5/8% Senior Notes are the Guarantors' general senior unsecured obligations and rank equally in right of payment with all of the Guarantors' existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes and the 6 1/4% Convertible Senior Notes (deferred below), and rank senior in right of payment to all of the Guarantors' existing and future subordinated indebtedness, including the guarantees of the Senior Subordinated Notes. The 8 5/8% Senior Notes are effectively subordinated to all of the Guarantors' existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Guarantors' subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

        Regal 6 1/4% Convertible Senior Notes—On March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior Notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes"). Interest on the 6 1/4% Convertible Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The 6 1/4% Convertible Senior Notes are senior unsecured obligations of Regal and rank on parity with all of our existing and future senior unsecured indebtedness and prior to all of our subordinated indebtedness. The 6 1/4% Convertible Senior Notes are effectively subordinated to all of our future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of our subsidiaries. None of our subsidiaries have guaranteed any of our obligations with respect to the 6 1/4% Convertible Senior Notes. On or after December 15, 2010, note holders have the option to convert their 6 1/4% Convertible Senior Notes, in whole or in part, into shares of our Class A common stock at any time prior to maturity, subject to certain limitations, unless previously purchased by us at the note holder's option upon a fundamental change (as defined in the indenture to the 6 1/4% Convertible Senior Notes dated March 10, 2008), at the then-existing conversion price per share.

        On December 30, 2010, at the then-current conversion price of $21.0348 per share (which conversion price has been and may be further adjusted pursuant to the certain events described further in the 6 1/4% Convertible Senior Notes indenture), each $1,000 of aggregate principal amount of 6 1/4% Convertible Senior Notes is convertible into approximately 47.5403 shares of our Class A common

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

stock. Upon conversion, we may elect to deliver cash in lieu of shares of Class A common stock or a combination of cash and shares of Class A common stock. The conversion price and the number of shares delivered on conversion are subject to adjustment upon certain events.

        In connection with the issuance of the 6 1/4% Convertible Senior Notes, we used approximately $6.6 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to our Class A common stock to reduce the potential dilution from conversion of the 6 1/4% Convertible Senior Notes. Under the terms of the convertible note hedge arrangement (the "2008 Convertible Note Hedge") with Credit Suisse, we paid $12.6 million for a forward purchase option contract under which we are entitled to purchase from Credit Suisse a fixed number of shares of our Class A common stock (at December 30, 2010, at a price per share of $21.0348). In the event of the conversion of the 6 1/4% Convertible Senior Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of shares issued under the 6 1/4% Convertible Senior Notes, a number of shares of Class A common stock equal to the shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the 6 1/4% Convertible Senior Notes.

        In 2008, we also sold to Credit Suisse a warrant (the "2008 Warrant") to purchase shares of our Class A common stock. The 2008 Warrant is currently exercisable for approximately 3.6 million shares of our Class A common stock at the December 30, 2010 exercise price of $23.1739 per share (which exercise price has been and may be further adjusted pursuant to the provisions of the 2008 Warrant). We received $6.0 million in cash from Credit Suisse in return for the sale of this forward share purchase option contract. Credit Suisse cannot exercise the 2008 Warrant unless and until a conversion event occurs. We have the option of settling the 2008 Warrant in cash or shares of our Class A common stock. We accounted for the sale of the 2008 Warrant as the sale of a permanent equity instrument pursuant to the guidance in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity. Accordingly, the $6.0 million sales price of the forward stock purchase option contract was recorded as a decrease to consolidated deficit.

        The 2008 Convertible Note Hedge and the 2008 Warrant allow us to acquire sufficient Class A common shares from Credit Suisse to meet our obligation to deliver Class A common shares upon conversion by the note holder, unless the Class A common share price exceeds $23.1739 (as of December 30, 2010). When the fair value of our Class A common shares exceeds such price, the equity contracts no longer have an offsetting economic impact, and accordingly will no longer be effective as a share-for-share hedge of the dilutive impact of possible conversion.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

shares and will result in dilution in our earnings per share computations using the if-converted method, if the effect is dilutive.

        Subsequent to the issuance of the 9 1/8% Senior Notes described above, during the year ended December 30, 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6 1/4% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $5.2 million loss on debt extinguishment during the year December 30, 2010.

  Application of ASC Subtopic 470-20

        ASC Subtopic 470-20, Debt—Debt with Conversion and Other Options, requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense is imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense. During the years ended December 30, 2010 and December 31, 2009, the Company recorded approximately $3.6 million and $4.1 million, respectively, of non-cash interest expense on the 6 1/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6 1/4% Convertible Senior Notes during the same periods was approximately $10.1 million and $12.5 million, respectively. During the year ended January 1, 2009, the Company retrospectively recorded approximately $4.2 million of non-cash interest expense for the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6 1/4% Convertible Senior Notes and the 3 3/4% Convertible Senior Notes during the same period was approximately $11.3 million.

        After giving effect to the repurchases during the quarter ended December 30, 2010 described under "Regal 6 1/4% Convertible Senior Notes" above, as of December 30, 2010 and December 31, 2009, the carrying amounts of the $200.0 million 6 1/4% Convertible Senior Notes were approximately $74.4 million and $194.6 million, respectively, and the carrying amount of the related equity component (conversion feature) was $12.6 million. We anticipate recording additional non-cash interest expense on the 6 1/4% Convertible Senior Notes in the amount of $0.3 million (the unamortized discount as of December 30, 2010) through the March 2011 maturity date of the 6 1/4% Convertible Senior Notes, thereby increasing the carrying value to $200.0 million. As of December 30, 2010, the if-converted value of the 6 1/4% Convertible Senior Notes was approximately $74.7 million.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

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

        During the year ended December 31, 2009, Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These interest rate swaps were designated to hedge approximately $1,000.0 million of variable rate debt obligations and became effective during the year ended December 31, 2009. Also during the year ended December 31, 2009, the three interest rate swaps effective as of January 1, 2009 matured. As a result, the Company's four interest rate swap agreements effective as of December 30, 2010 and December 31, 2009 hedge an aggregate of approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.82%.

        Under the terms of the Company's effective interest rate swap agreements as of December 30, 2010, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

        See Note 13—"Fair Value of Financial Instruments" for discussion of the Company's interest rate swaps' fair value estimation methods and assumptions.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of ASC Subtopic 840-40.

        Regal Cinemas 9 3/8% Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, and the Senior

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

5. DEBT OBLIGATIONS (Continued)

Subordinated Notes mature on February 1, 2012. The Senior Subordinated Notes are guaranteed by most of Regal Cinemas' existing subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under the Amended Senior Credit Facility, the 8 5/8% Senior Notes and any future senior indebtedness.

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

        On November 1, 2010, we redeemed the remaining outstanding $51.5 million principal amount of the Senior Subordinated Notes at a redemption price of 100.0% of their principal amount, plus accrued interest.

        Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2011	$88.8	$3.4	$11.7	$103.9
2012	14.4	3.4	13.9	31.7
2013	14.5	3.4	13.9	31.8
2014	17.8	3.4	14.0	35.2
2015	14.9	2.4	12.2	29.5
Thereafter	1,855.5	4.3	45.7	1,905.5

Less: debt discount	(19.8)	—	—	(19.8)
Less: interest on capital leases and lease financing arrangements		(4.9)	(39.9)	(44.8)

Totals	$1,986.1	$15.4	$71.5	$2,073.0

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

6. LEASES

        The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 30, 2010, are summarized for the following fiscal years (in millions):

2011	$362.6
2012	349.7
2013	341.4
2014	333.2
2015	315.7
Thereafter	1,687.8

Total	$3,390.4

        Rent expense under such operating leases amounted to $382.3 million, $378.8 million and $363.3 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. Contingent rent expense was $22.4 million, $22.3 million and $20.4 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

  Sale-Leaseback Transactions

        The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

        In December 1995, United Artists Theatre Circuit, Inc. ("UATC") entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 30, 2010, 12 theatres were subject to the sale leaseback transaction and approximately $33.5 million in principal amount of pass-through certificates were outstanding.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

7. INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 30, 2010	Year ended December 31, 2009	Year ended January 1, 2009
Federal:
Current	$41.4	$51.3	$76.9
Deferred	0.4	0.4	(15.8)

Total Federal	41.8	51.7	61.1

State:
Current	14.8	11.7	17.7
Deferred	(7.9)	(1.5)	(4.4)

Total State	6.9	10.2	13.3

Total income tax provision	$48.7	$61.9	$74.4

        During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, a current tax benefit of $0.7 million, $0.3 million and $0.5 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 30, 2010	Year ended December 31, 2009	Year ended January 1, 2009
Provision calculated at federal statutory income tax rate	$44.1	$55.0	$65.3
State and local income taxes, net of federal benefit	5.8	7.2	8.5
Other	(1.2)	(0.3)	0.6

Total income tax provision	$48.7	$61.9	$74.4

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

7. INCOME TAXES (Continued)

        Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 30, 2010	December 31 2009
Deferred tax assets:
Net operating loss carryforward	$35.8	$38.7
Excess of tax basis over book basis of intangible assets	21.3	33.5
Deferred revenue	137.6	138.8
Deferred rent	43.2	42.6
Interest rate swaps	3.9	6.7
Other	22.4	18.0
Accrued expenses	0.6	0.6

Total deferred tax assets	264.8	278.9
Valuation allowance	(15.6)	(13.1)

Total deferred tax assets, net of valuation allowance	249.2	265.8
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(79.5)	(110.0)
Excess of book basis over tax basis of investments	(72.4)	(64.9)
Other	(2.0)	(2.5)

Total deferred tax liabilities	(153.9)	(177.4)

Net deferred tax asset	$95.3	$88.4

        At December 30, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $61.6 million with expiration commencing in 2018. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 30, 2010 and December 31, 2009 totaling $15.6 million and $13.1 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

7. INCOME TAXES (Continued)

ended December 30, 2010, the valuation allowance was increased by $2.3 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended December 30, 2010 would not be realized. Additionally, during the year ended December 30, 2010, the valuation allowance was increased by $0.2 million related to management's determination that it was more likely than not that certain state net operating losses created in years ended before December 30, 2010 would not be realized.

        Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. A reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 30, 2010 and December 31, 2009 was as follows (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009
Beginning balance	$30.2	$34.1
Decreases based on tax positions related to prior years	—	(0.4)
Increases based on tax positions related to the current year	1.6	0.2
Expired tax attributes	—	(1.0)
Lapse of statute of limitations	(2.1)	(2.7)

Ending balance	$29.7	$30.2

        Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $11.1 million and $11.5 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

        The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 30, 2010 and December 31, 2009, were $17.6 million and $17.9 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 30, 2010 and December 31, 2009 were approximately $1.7 million.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2010 and December 31, 2009, the Company had accrued gross interest and penalties of approximately $6.9 million and $5.8 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended December 30, 2010 and December 31, 2009 was $1.1 million and $3.1 million, respectively. No interest and penalties were recognized in the statement of income for the year ended January 1, 2009.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

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

        In prior years, private litigants and the DOJ had filed claims against us or our subsidiaries alleging that a number of our theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants' claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. On December 9, 2010, the parties renewed the Consent Decree for another three year term. From time to time, we receive claims that the stadium seating offered by our theatres allegedly violates the ADA. In these instances, we seek to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds.

        In addition, we, from time to time, receive letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or the deaf and hard of hearing. In addition, on July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that while open captioning may not be required by the Americans with Disabilities Act of 1990, closed captioning is so required. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but are further evaluating our options in the digital format and potential compliance issues related to same.

        Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. On December 9, 2010, we learned that the District Attorney for Kings County, New York, filed a criminal complaint against the Company and the manager of the Company's theater located at 3907 Shore Parkway, Brooklyn, New York (the "Sheepshead Bay Theater"). The complaint alleges, among other things, that there were multiple instances where sewage from the Sheepshead Bay Theater was released into the waters of the State of New York without a valid permit. The actual costs that will be incurred in connection with this action cannot be quantified at this time and will depend on many unknown factors. While the Company intends to vigorously defend these matters, the Company cannot predict the outcome; however, it is likely that settlement would include a monetary penalty,

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

8. LITIGATION AND CONTINGENCIES (Continued)

although an amount cannot be predicted. These matters are subject to inherent uncertainties and management's view of these matters may change in the future. We believe that we are in substantial compliance with all relevant laws and regulations.

        We and certain of our subsidiary corporations are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including, but not limited to, personal injury claims, employment and contractual matters. We believe we have adequately provided for the litigation or settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

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

        Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Campbell, Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $13.8 million.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

8. LITIGATION AND CONTINGENCIES (Continued)

        Each employment contract contains standard provisions for non-competition and non-solicitation of the Company's employees (other than the executive's secretary or other administrative employee who worked directly for executive) that are effective during the term of the executive's employment and shall continue for a period of one year following the executive's termination of employment with the Company. Each Executive is also subject to a permanent covenant to maintain confidentiality of the Company's confidential information.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

  Capital Stock

        As of December 30, 2010, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 30, 2010, 130,594,743 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 30, 2010, all of which are held by Anschutz Company. Each share of Class B common stock converts into one share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 30, 2010. The Class A common stock is entitled to one vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

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

  Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 30, 2010, no shares of preferred stock are outstanding.

  Share Repurchase Program

        During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. The share repurchase program expired in November 2009. The Company made no repurchases of its outstanding Class A common stock under the program during the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

  Warrants

        Other than disclosed in Note 5—"Debt Obligations" and Note 12—"Earnings Per Share," no warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 30, 2010.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

  Dividends

        Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $111.1 million in the aggregate, during the year ended December 30, 2010. In addition, on December 30, 2010, Regal declared an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million in the aggregate. Stockholders of record at the close of business on December 20, 2010 were paid this dividend on December 30, 2010. Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $110.8 million in the aggregate, during the year ended December 31, 2009. Finally, Regal paid four quarterly cash dividends of $0.30 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $184.2 million in the aggregate, during the year ended January 1, 2009.

  Share-Based Compensation

        In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (the "Incentive Plan") for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units" the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.

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

Stock Options

        In connection with the July 1, 2003, June 2, 2004, April 13, 2007 and December 30, 2010 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $2.2090 to $14.6414 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,235,094, and an increase in the total number of authorized shares under the Incentive Plan to 18,319,207 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of December 30, 2010 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 526,742 shares of Class A common stock were outstanding under the Incentive Plan, and 1,518,284 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

        We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards based on factors at the date of grant. Stock compensation expense for the years ended December 31, 2009 and January 1, 2009 was based on the following assumptions at the dates the stock options were granted:

Expected volatility	38.0% - 39.0%
Expected life of options (in years)	7.5
Risk-free interest rate	3.1% - 4.3%
Dividend yield	3.0% - 4.5%

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

        Expected volatility is based on historical volatility of the Company's common stock price. The expected term of options granted is derived using the midpoint of the average vesting period and contractual life of the stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company's employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts and may be subject to substantial change in the future. There were no stock options granted during the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

        As share-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2009 and January 1, 2009 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. ASC Subtopic 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2009 and January 1, 2009, the Company recognized approximately $0.1 million and $0.2 million, respectively, of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses. No compensation expense related to stock options was recorded during the year ended December 30, 2010.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. We are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 30, 2010, our consolidated statement of cash flows reflects approximately $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.8 million for the year ended December 30, 2010. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.

        The following table represents stock option activity for the year ended December 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of year	569,757	$9.43	2.78
Granted	—	—
Exercised	(81,474)	10.17
Forfeited	(11,535)	11.16
Antidilution adjustments made to outstanding options in connection with the extraordinary dividend declared during the quarter ended December 30, 2010	49,994	8.38

Outstanding options at end of year	526,742	$8.38	1.80
Exercisable options at end of year	526,742	$8.38	1.80

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

        The aggregate intrinsic value of options outstanding and exercisable at December 30, 2010 was approximately $2.0 million. Total intrinsic value of options exercised was $0.5 million, $0.1 million and $0.6 million, for the years ended December 30, 2010, December 31 and 2009 and January 1, 2009, respectively. As of December 30, 2010 and December 31, 2009, the Company had no nonvested stock options outstanding.

Restricted Stock

        The Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. Through fiscal 2007, 588,145 shares were granted under the Incentive Plan at nominal cost to officers, key employees and certain directors. The closing price of our Class A common stock on the date of grant ranged from $18.67 to $22.40 per share. On January 16, 2008, 229,572 shares were granted under the Incentive Plan at nominal cost to officers, key employees and certain directors. The closing price of our Class A common stock on the date of grant was $17.07 per share. These awards vest 100% at the end of four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors.

        On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 13, 2010, 289,679 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $10.01 per share on January 14, 2009 and $14.72 per share on January 13, 2010. In addition, on June 30, 2009, 150,489 shares were granted under the Incentive Plan at nominal cost to the Company's Chief Executive Officer. The closing price of our Class A common stock on the date of grant was $13.29 per share. All of the restricted shares subject to this award vest on June 30, 2013.

        During the years ended December 30, 2010 and December 31, 2009, the Company withheld approximately 62,171 shares and 40,629 shares, respectively, of restricted stock at an aggregate cost of approximately $0.9 million and $0.5 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

        During the fiscal years ended December 30, 2010, January 1, 2009 and December 27, 2007, the Company recognized approximately $4.4 million, $3.8 million and $3.7 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

shares that were anticipated to fully vest. As of December 30, 2010, we have unrecognized compensation expense of $7.2 million associated with restricted stock awards.

        The following table represents the restricted stock activity for the years ended December 30, 2010, January 1, 2009 and December 27, 2007:

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Unvested at beginning of year:	971,568	637,615	459,848
Granted during the year ended	289,679	521,618	229,572
Vested during the year ended	(283,108)	(183,458)	(40,284)
Forfeited during the year ended	(7,029)	(4,207)	(11,521)

Unvested at end of year	971,110	971,568	637,615

        During the year ended December 30, 2010, the Company paid four cash dividends of $0.18 on each share of outstanding restricted stock totaling approximately $0.7 million. In addition, on December 30, 2010, Regal paid an extraordinary cash dividend of $1.40 on each share of outstanding restricted stock totaling approximately $1.4 million.

Performance Share Units

        The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a "2006 Performance Agreement"). Our 2006 Performance Agreement covered performance share grants issued through the year ended January 1, 2009. Pursuant to the terms and conditions of the 2006 Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the 2006 Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained ("TSRA") by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee's death, disability, retirement, termination with or without cause or the occurrence of a change of control). The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Pursuant to the 2006 Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the 2006 Performance Agreement.

        Through fiscal 2007, 590,939 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of our Class A common stock on the date of grant ranged from $19.40 to $22.25 per share. On January 16, 2008, 252,721 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

our Class A common stock on the date of grant was $17.07 per share. Each performance share represents the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock earned will be determined by comparing the actual TSRA on Regal's Class A common stock on the third anniversary of the grant date to the target TSRA set forth in each respective 2006 Performance Agreement. A target number of shares of restricted common stock to be earned by each eligible grantee has been established with respect to the performance share grants and is primarily based on the grantee's employee classification and base compensation, referred to as "target long-term incentive" ("Target LTI") below. In addition, these awards are subject to an additional one-year vesting requirement. The Company has developed a performance range around the target TSRA and the number of shares of restricted stock that will be issued will be based on actual TSRA, according to the following schedule:

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

As of December 30, 2010
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

        In 2009, we adopted an amended and restated form of Performance Agreement (each, a "2009 Performance Agreement"). On January 14, 2009, 401,907 performance shares were granted under our Incentive Plan, at nominal cost to officers and key employees. In addition, on January 13, 2010, 311,953 performance shares were granted under our Incentive Plan, at nominal cost to officers and key

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

employees. Under the 2009 Performance Agreement, which is described in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2009 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 14, 2012 (the third anniversary of the grant date for the January 14, 2009 grant) and January 13, 2013 (the third anniversary of the grant date for the January 13, 2010 grant) as set forth in the 2009 Performance Agreement. Such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $10.01 per share on January 14, 2009 and $14.72 per share on January 13, 2010, which approximates the respective grant date fair value of the awards.

        During the year ended December 30, 2010, 183,430 performance share awards were effectively cancelled. These awards were scheduled to vest on June 1, 2010, the one year anniversary of the calculation date. As of the calculation date, which was June 1, 2009, threshold performance goals were not satisfied, and therefore, all 183,430 restricted shares under this performance grant were cancelled as of June 1, 2010. During the year ended December 31, 2009, 175,860 performance share awards were effectively cancelled. These awards were scheduled to vest on the calculation date of June 1, 2009. As of June 1, 2009, threshold performance goals were not satisfied, and therefore, all 175,860 restricted shares under this performance grant were cancelled as of June 1, 2009.

        As of the respective grant dates, the aggregate fair value of the performance share awards was determined to be $17.8 million, which includes related dividends on shares ultimately earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the years ended December 30, 2010, January 1, 2009 and December 27, 2007, the Company recognized approximately $4.0 million, $2.0 million and $1.8 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 30, 2010, we have $7.3 million of unrecognized compensation cost related to the performance share units.

        The following table summarizes information about the Company's number of performance shares for the years ended December 30, 2010, December 31, 2009 and January 1, 2009:

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Unvested at beginning of year:	999,330	793,005	567,632
Granted (based on target)	311,953	401,907	252,721
Cancelled/forfeited	(195,920)	(195,582)	(27,348)

Unvested at end of year	1,115,363	999,330	793,005

        The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.7 million shares of restricted stock could be issued providing the performance criteria maximums are met.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

10. RELATED PARTY TRANSACTIONS

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

        During the year ended December 30, 2010, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services during the year ended December 30, 2010. Also during the year ended December 30, 2010, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

        During the year ended December 30, 2010, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

        During fiscal 2006, Regal entered into a management agreement with an Anschutz affiliate to manage a Los Angeles, California theatre site on their behalf. In connection with the construction of the theatre site, Regal incurred approximately $0.6 million of out of pocket costs (primarily for legal fees and architectural plans). During the year ended December 27, 2007, the Anschutz affiliate reimbursed Regal for such legal fees and acquired the architectural plans at cost, for an aggregate total of $0.6 million. During the year ended December 31, 2009, the ultimate financial terms of the management agreement were approved by the Company's board of directors, which included a management fee payable to Regal based on a percentage of revenues generated by the theatre, subject to a minimum annual fee payable to Regal. The theatre opened in October 2009. During the remainder of fiscal 2009 and the year ended December 30, 2010, the Company received approximately $0.1 million and $0.5 million, respectively, from the Anschutz affiliate for rent related to the theatre site. Finally, as of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

10. RELATED PARTY TRANSACTIONS (Continued)

related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre. This amount was paid to Regal during the year ended December 30, 2010.

        During 2005 and 2006, National CineMedia entered into a lease assignment and sublease arrangements with RCM pursuant to which National CineMedia leases a regional office in Chicago, Illinois. This arrangement expired in July 2009. The amounts paid by National CineMedia under this arrangement totaled approximately $0.1 million for the fiscal years ended December 31, 2009 and January 1, 2009.

11. EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $2.8 million, $2.6 million and $2.6 million to the Plan in 2010, 2009 and 2008, respectively.

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

December 30, 2010, December 31, 2009 and January 1, 2009

12. EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended December 30, 2010			Year Ended December 31, 2009			Year Ended January 1, 2009
	Class A		Class B	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$65.6		$12.0	$80.7		$14.8	$94.8		$17.4
Denominator:
Weighted average common shares outstanding (in thousands)	129,690		23,709	129,353		23,709	129,140		23,709

Basic earnings per share	$0.51		$0.51	$0.62		$0.62	$0.73		$0.73

Numerator:
Allocation of undistributed earnings for basic computation	$65.6		$12.0	$80.7		$14.8	$94.8		$17.4
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	12.0			14.8		—	17.4		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		(0.2)	—		(0.1)	—		(0.3)
Interest expense on 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	(1)	—

Allocation of undistributed earnings	$77.6		$11.8	$95.5		$14.7	$112.2		$17.1
Denominator:
Number of shares used in basic computation (in thousands)	129,690		23,709	129,353		23,709	129,140		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—	23,709		—
Stock options	163		—	143		—	181		—
Restricted stock and performance shares	955		—	887		—	781		—
Conversion spread on 3 3/4% Convertible Senior Notes and the 2003 Warrant	—		—	—		—	1,364		—
Conversion of 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	(1)	—

Number of shares used in per share computations (in thousands)	154,517		23,709	154,092		23,709	155,175		23,709

Diluted earnings per share	$0.50		$0.50	$0.62		$0.62	$0.72		$0.72

(1)
No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 30, 2010:

		Fair Value Measurements at December 30, 2010 Using
	Total Carrying Value at December 30, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available-for-sale(1)	$31.9	$—	$31.9	$—

Total assets at fair value	$31.9	$—	$31.9	$—

Liabilities:
Interest rate swaps(2)	$28.2	$—	$28.2	$—

Total liabilities at fair value	$28.2	$—	$28.2	$—

(1)
The Company maintains an investment in RealD Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD, Inc. common stock at approximately $0.00667 per share. The stock options vest in three tranches upon the achievement of screen installation targets. During the year ended December 30, 2010, the Company vested in all three tranches to purchase a total of 1,222,780 shares of RealD, Inc. common stock. The Company exercised its right to purchase shares of RealD, Inc. common stock during December 2010. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and are recorded in the consolidated balance sheet in "Other non-current assets" with a corresponding amount recorded to "Other non-current liabilities" on the dates at which the options vested. The amount recorded in "Other non-current liabilities" is being amortized on a straight-line basis to reduce RealD licensing expense recorded in "Other operating expenses" in the accompanying consolidated statement of income for the year ended December 30, 2010. Recurring fair value adjustments to these shares are recorded to "Other non-current assets" with a corresponding entry to "Accumulated other comprehensive loss" on a quarterly basis. The fair

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  value of the RealD, Inc. shares is determined using RealD, Inc.'s publicly traded common stock price, which falls under Level 2 of the valuation hierarchy, after consideration of the lock-up period to which the Company is subject. As of December 30, 2010, the carrying value of the RealD, Inc. shares held by the Company as of December 30, 2010 was approximately $31.9 million. The corresponding amounts recorded in "Other non-current liabilities" and "Accumulated other comprehensive loss, net" were $23.7 million and $4.9 million (net of tax), respectively. The amount recorded in "Other non-current liabilities" is being amortized on a straight-line basis to reduce RealD, Inc. license expense recorded in the consolidated statement of income. Such amortization totaled $1.0 million for the year ended December 30, 2010.

(2)
The fair value of the Company's interest rate swaps described in Note 5—"Debt Obligations is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of December 30, 2010, the aggregate fair value of the Company's four interest rate swaps was determined to be approximately $(28.2) million, which was recorded as components of "Other non-current liabilities" ($24.6 million) and "Accrued expenses" ($3.6 million) with a corresponding amount of $(17.1) million, net of tax, recorded to "Accumulated other comprehensive loss, net." As of December 31, 2009, the aggregate fair value the Company's four interest rate swaps was determined to be approximately $(16.8) million, which was recorded as a component of "Other non-current liabilities" with a corresponding amount of $(10.3) million, net of tax, recorded to "Accumulated other comprehensive loss, net." These interest rate swaps exhibited no ineffectiveness during the years ended December 30, 2010, December 31, 2009 and January 1, 2009 and accordingly, the net losses on the swaps of $6.8 million, $1.6 million and $8.7 million, respectively, were reported as a component of other comprehensive loss for the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

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

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

        The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 30, 2010 and December 31, 2009. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

and the 6 1/4% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of December 30, 2010 and December 31, 2009. The fair value of the Senior Subordinated Notes is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) for this issuance as of December 30, 2010 and December 31, 2009. The aggregate carrying values and fair values of long-term debt at December 30, 2010 and December 31, 2009 consist of the following:

	December 30, 2010	December 31, 2009
	(in millions)
Carrying value	$1,973.6	$1,902.2
Fair value	$2,026.6	$1,923.1

14. SUBSEQUENT EVENTS

  Restricted Stock and Performance Share Grants

        On January 12, 2011, 349,856 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $12.21 per share.

        Also on January 12, 2011, 376,902 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 12, 2014 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $12.21 per share.

  Other

        On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and Wells Fargo Bank, National Association, as trustee (the "Trustee"), dated August 16, 2010, as supplemented by the First Supplemental Indenture, dated January 7, 2011. The notes constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes due 2018 previously issued under the Indenture on August 16, 2010. The net proceeds from the offering, after deducting underwriting discounts and commissions by the Company, were approximately

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

14. SUBSEQUENT EVENTS (Continued)

$154.7 million. The Company used substantially all of the net proceeds from the offering ($152.5 million) to repay a portion of the Amended Senior Credit Facility.

        On February 9, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock. This dividend reflects a $0.03 per share increase from the Company's last quarterly cash dividend of $0.18 per share declared on October 28, 2010. The dividend is payable on March 15, 2011 to stockholders of record on March 3, 2011.

        On February 10, 2011, the issued and sold $100.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes due 2018 at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, dated August 16, 2010, as supplemented by the First Supplemental Indenture, dated January 7, 2011 and the Second Supplemental Indenture, dated February 15, 2011. The notes constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes due 2018 previously issued under the Indenture on August 16, 2010. The net proceeds from the offering, after deducting underwriting discounts and commissions by the Company, were approximately $103.1 million. The Company used a portion the net proceeds from the offering ($82.1 million) to repay a portion of the Amended Senior Credit Facility.

        On February 23, 2011 Regal Cinemas entered into a permitted secured refinancing agreement (the "Refinancing Agreement") with REH, Regal, the Guarantors, Credit Suisse, and the Lenders, which amends and refinances the Term Facility under the Amended Senior Credit Facility. Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced term loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017 (the "New Term Loans"). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

        In addition to extending the maturity date of the New Term Loans, the Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas' option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Such applicable margin will be either 2.00% or 2.25% in the case of base rate loans and either 3.00% or 3.25% in the case of LIBOR rate loans. The Refinancing Agreement also amends the Second Amended and Restated Guaranty and Collateral Agreement, dated May 19, 2010, to exclude Margin Stock from the grant of the security interest in the Collateral used to secure the obligations under the Amended Senior Credit Facility. The Company is currently evaluating the accounting implications of the loan fees related to the Refinancing Agreement and the remaining unamortized debt issue costs and debt discount associated with the Amended Senior Credit Facility on its consolidated financial position, cash flows and results of operations.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$152.4	$52.9	$—	$205.3
Trade and other receivables, net	—	—	93.8	1.5	—	95.3
Other current assets	—	—	42.5	3.4	—	45.9

TOTAL CURRENT ASSETS	—	—	288.7	57.8	—	346.5
Property and equipment, net	21.8	—	1,636.5	44.5	(12.3)	1,690.5
Goodwill and other intangible assets	—	—	193.9	7.1	—	201.0
Deferred income tax asset	2.1	—	100.8	—	(21.7)	81.2
Other non-current assets	5.8	1,454.9	491.2	67.1	(1,845.6)	173.4

TOTAL ASSETS	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$76.0	$12.5	$—	$13.4	$(6.1)	$95.8
Accounts payable	0.3	—	153.2	8.9	—	162.4
Accrued expenses and other liabilities	157.2	33.2	159.2	7.0	(145.8)	210.8

TOTAL CURRENT LIABILITIES	233.5	45.7	312.4	29.3	(151.9)	469.0
Long-term debt, less current portion	286.0	1,611.7	—	—	—	1,897.7
Lease financing arrangements, less current portion	—	—	66.2	—	—	66.2
Capital lease obligations, less current portion	—	—	12.1	1.2	—	13.3
Deferred income tax liability	—	—	—	21.7	(21.7)	—
Other liabilities	0.5	—	514.5	23.1	—	538.1

TOTAL LIABILITIES	520.0	1,657.4	905.2	75.3	(173.6)	2,984.3
EQUITY (DEFICIT):
Stockholders' equity (deficit) of Regal Entertainment Group	(490.3)	(202.5)	1,807.5	101.0	(1,706.0)	(490.3)
Noncontrolling interest	—	—	(1.6)	0.2	—	(1.4)

TOTAL EQUITY (DEFICIT)	(490.3)	(202.5)	1,805.9	101.2	(1,706.0)	(491.7)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

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

December 30, 2010, December 31, 2009 and January 1, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,587.1	$227.1	$(6.3)	$2,807.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	946.9	79.8	—	1,026.7
Cost of concessions	—	—	91.4	9.7	—	101.1
Rent expense	—	—	345.3	38.4	(1.4)	382.3
Other operating expenses	—	—	710.5	73.5	—	784.0
General and administrative expenses	0.5	—	65.4	7.1	(6.3)	66.7
Depreciation and amortization	0.3	—	201.3	11.8	—	213.4
Net loss on disposal and impairment of operating assets	—	—	16.4	1.5	—	17.9

TOTAL OPERATING EXPENSES	0.8	—	2,377.2	221.8	(7.7)	2,592.1

INCOME (LOSS) FROM OPERATIONS	(0.8)	—	209.9	5.3	(1.4)	215.8
OTHER EXPENSE (INCOME):
Interest expense, net	26.0	115.2	6.3	0.6	—	148.1
Loss on extinguishment of debt	5.2	—	18.3	—	—	23.5
Earnings recognized from NCM	—	—	(40.8)	—	—	(40.8)
Gain on sale of NMC, Inc, common stock	—	—	(52.0)	—	—	(52.0)
Other, net	(97.2)	(136.2)	(112.8)	—	357.2	11.0

TOTAL OTHER EXPENSE (INCOME), NET	(66.0)	(21.0)	(181.0)	0.6	357.2	89.8

INCOME (LOSS) BEFORE INCOME TAXES	65.2	21.0	390.9	4.7	(355.8)	126.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(12.1)	(74.5)	132.0	3.3	—	48.7

NET INCOME (LOSS)	77.3	95.5	258.9	1.4	(355.8)	77.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	—	—	0.3

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$77.3	$95.5	$259.2	$1.4	$(355.8)	$77.6

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,663.5	$237.1	$(6.7)	$2,893.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	963.6	82.9	—	1,046.5
Cost of concessions	—	—	100.5	10.1	—	110.6
Rent expense	—	—	339.8	39.0	—	378.8
Other operating expenses	—	—	704.3	74.2	—	778.5
General and administrative expenses	0.4	—	63.0	7.5	(6.7)	64.2
Depreciation and amortization	—	—	190.3	11.6	—	201.9
Net loss on disposal and impairment of operating assets	—	—	27.3	6.7	—	34.0

TOTAL OPERATING EXPENSES	0.4	—	2,388.8	232.0	(6.7)	2,614.5

INCOME (LOSS) FROM OPERATIONS	(0.4)	—	274.7	5.1	—	279.4
OTHER EXPENSE (INCOME):
Interest expense, net	18.8	122.7	9.3	0.2	—	151.0
Loss on extinguishment of debt	—	—	7.4	—	—	7.4
Earnings recognized from NCM	—	—	(38.6)	—	—	(38.6)
Other, net	(106.5)	(213.5)	(72.5)	—	394.9	2.4

TOTAL OTHER EXPENSE (INCOME), NET	(87.7)	(90.8)	(94.4)	0.2	394.9	122.2

INCOME (LOSS) BEFORE INCOME TAXES	87.3	90.8	369.1	4.9	(394.9)	157.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.0)	(16.4)	83.1	3.2	—	61.9

NET INCOME (LOSS)	95.3	107.2	286.0	1.7	(394.9)	95.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	(0.1)	—	0.2

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$95.3	$107.2	$286.3	$1.6	$(394.9)	$95.5

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED JANUARY 1, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,546.2	$232.5	$(6.8)	$2,771.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	908.7	81.7	—	990.4
Cost of concessions	—	—	97.2	9.4	—	106.6
Rent expense	—	—	323.6	39.7	—	363.3
Other operating expenses	—	—	667.9	72.0	—	739.9
General and administrative expenses	0.4	—	61.0	7.5	(6.8)	62.1
Depreciation and amortization	—	—	190.4	11.9	—	202.3
Net loss on disposal and impairment of operating assets	—	—	22.4	—	—	22.4
Equity in earnings of joint venture including former employee compensation	—	—	0.5	—	—	0.5

TOTAL OPERATING EXPENSES	0.4	—	2,271.7	222.2	(6.8)	2,487.5

INCOME (LOSS) FROM OPERATIONS	(0.4)	—	274.5	10.3	—	284.4
OTHER EXPENSE (INCOME):
Interest expense, net	17.6	105.9	5.4	(0.5)	—	128.4
Loss on extinguishment of debt	3.0	—	—	—	—	3.0
Earnings recognized from NCM	—	—	(32.9)	—	—	(32.9)
Gain on sale of Fandango interest	—	—	(2.5)	(0.9)	—	(3.4)
Other, net	(124.5)	(214.7)	(67.3)	—	409.4	2.9

TOTAL OTHER EXPENSE (INCOME), NET	(103.9)	(108.8)	(97.3)	(1.4)	409.4	98.0

INCOME (LOSS) BEFORE INCOME TAXES	103.5	108.8	371.8	11.7	(409.4)	186.4
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.5)	(16.7)	93.8	5.8	—	74.4

NET INCOME (LOSS)	112.0	125.5	278.0	5.9	(409.4)	112.0
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$112.0	$125.5	$278.2	$5.9	$(409.4)	$112.2

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.7)	$—	$280.7	$(1.6)	$—	$259.4
Cash Flows from Investing Activities:
Capital expenditures	—	—	(92.6)	(5.8)	—	(98.4)
Proceeds from disposition of assets	—	—	34.7	—	—	34.7
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Net proceeds from sale of NCM, Inc. common stock	—	—	66.0	—	—	66.0
Investment in DCIP and other	—	—	(30.0)	—	—	(30.0)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(76.9)	(5.8)	—	(82.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(327.1)	—	—	—	—	(327.1)
Cash received (paid) to/from REG Parent Company	206.6	(206.6)	—	—	—	—
Cash received (paid) to/from subsidiary	—	206.6	(206.6)	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	275.0	—	—	—	—	275.0
Cash used to repurchase 6 1/4% Convertible Senior Notes	(128.6)	—	—	—	—	(128.6)
Cash used to redeem 9 3/8% Senior Subordinated Notes	—	—	(51.5)	—	—	(51.5)
Net payments on long-term obligations	(0.7)	—	(28.3)	(0.2)	—	(29.2)
Debt discount paid on amended senior credit facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs	(5.5)	—	(20.1)	—	—	(25.6)
Cash used to purchase treasury shares and other	(0.8)	—	—	—	—	(0.8)
Proceeds from stock option exercises	0.8	—	—	—	—	0.8

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19.7	—	(319.0)	(0.2)	—	(299.5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(115.2)	(7.6)	—	(122.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$152.5	$52.8	$—	$205.3

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010, December 31, 2009 and January 1, 2009

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

December 30, 2010, December 31, 2009 and January 1, 2009

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 30, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class III Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 4, 2011 and to be filed with the Commission within 120 days after December 30, 2010.

Item 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation," "Director Compensation during Fiscal 2010," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report") to be held on May 4, 2011 and to be filed with the Commission within 120 days after December 30, 2010.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 4, 2011 and to be filed with the Commission within 120 days after December 30, 2010.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Independence") to be held on May 4, 2011 and to be filed with the Commission within 120 days after December 30, 2010.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy") to be held on May 4, 2011 and to be filed with the Commission within 120 days after December 30, 2010.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report on Form 10-K:

        (1)   Consolidated financial statements of Regal Entertainment Group:

Management's Report on Internal Control over Financial Reporting	53
Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements and Internal Control over Financial Reporting)	54
Regal's Consolidated Balance Sheets as of December 30, 2010 and December 31, 2009	56
Regal's Consolidated Statements of Income for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009	57
Regal's Consolidated Statements of Deficit and Comprehensive Income (Loss) for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009	58
Regal's Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009	59
Notes to Regal's Consolidated Financial Statements	60

        (2)   Exhibits: A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

        (3)   Separate Financial Statements of Subsidiaries Not Consolidated:

        The following financial statements of National CineMedia, LLC are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 30, 2010 and December 31, 2009, and the related statements of operations, members' equity (deficit), and cash flows for the years ended December 30, 2010, December 31, 2009 and January 1, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2010 and December 31, 2009, and the results of its operations and its cash flows for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 24, 2011

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13.8	$37.8
Receivables, net of allowance of $3.7 and $3.6 million, respectively	100.1	89.0
Prepaid expenses	1.7	1.5
Prepaid management fees to managing member	0.8	0.6

Total current assets	116.4	128.9
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $46.4 and $39.3 million, respectively	19.8	23.7
INTANGIBLE ASSETS, net of accumulated amortization of $10.8 and $4.4 million, respectively	275.2	134.2
OTHER ASSETS:
Debt issuance costs, net	7.3	9.2
Other investment	6.7	7.4
Other long-term assets	0.6	1.0

Total other assets	14.6	17.6

TOTAL	$426.0	$304.4

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.2	29.8
Amounts due to managing member	28.2	22.9
Accrued expenses	8.6	12.4
Current portion of long-term debt	1.2	4.3
Current portion of interest rate swap agreements	25.3	24.4
Accrued payroll and related expenses	9.3	6.6
Accounts payable	10.5	11.3
Deferred revenue and other current liabilities	3.8	2.8

Total current liabilities	112.1	114.5
NON-CURRENT LIABILITIES:
Borrowings	775.0	799.0
Interest rate swap agreements	45.5	30.2
Other long-term liabilities	0.0	0.3

Total non-current liabilities	820.5	829.5

Total liabilities	932.6	944.0

COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS' EQUITY/(DEFICIT)	(506.6)	(639.6)

TOTAL	$426.0	$304.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
REVENUE:
Advertising (including revenue from founding members of $38.5, $38.2 and $45.6 million, respectively)	$379.4	$335.1	$330.3
Fathom Events	48.0	45.5	38.9
Other	0.1	0.1	0.3

Total	427.5	380.7	369.5

OPERATING EXPENSES:
Advertising operating costs	21.7	20.0	18.7
Fathom Events operating costs (including costs to founding members of $7.3, $6.7, and $6.0 million, respectively)	32.4	29.1	25.1
Network costs	20.0	18.6	17.0
Theatre access fees—founding members	52.6	52.7	49.8
Selling and marketing costs	57.9	50.2	47.9
Administrative costs	17.9	14.8	14.5
Administrative fee—managing member	16.6	10.8	9.7
Severance plan costs	0.0	0.0	0.5
Depreciation and amortization	17.8	15.6	12.4
Other costs	0.0	0.7	0.7

Total	236.9	212.5	196.3

OPERATING INCOME	190.6	168.2	173.2
Interest Expense and Other, Net:
Borrowings	44.4	47.1	51.8
Change in derivative fair value	5.3	(7.0)	14.2
Interest income and other	0.2	(2.0)	(0.2)

Total	49.9	38.1	65.8
Impairment and related loss	0.0	0.0	11.5

INCOME BEFORE INCOME TAXES	140.7	130.1	95.9

Provision for Income Taxes	0.5	0.8	0.6
Equity loss from investment, net	0.7	0.8	0.0

NET INCOME	$139.5	$128.5	$95.3

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

Balance—December 27, 2007	$(713.8)
Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(59.1)
Net income	95.3

Total Comprehensive Income	36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

Capital contribution from founding members	0.1
Distribution to managing member	(57.8)
Distribution to founding members	(81.5)
Units issued for purchase of intangible asset	28.5
Comprehensive Income:
Unrealized (loss) on cash flow hedge	26.1
Net income	128.5

Total Comprehensive Income	154.6
Share-based compensation expense	2.1

Balance—December 31, 2009	$(639.6)

Capital contribution from managing member	3.5
Distribution to managing member	(71.0)
Distribution to founding members	(85.1)
Units issued for purchase of intangible asset	151.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(10.9)
Net income	139.5

Total Comprehensive Income	128.6
Share-based compensation expense	5.7

Balance—December 30, 2010	$(506.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139.5	$128.5	$95.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.8	15.6	12.4
Non-cash severance and share-based compensation	5.6	2.0	1.5
Non-cash impairment and related loss	0.0	0.0	11.5
Net unrealized loss (gain) on hedging transactions	5.3	(7.0)	14.2
Equity loss from investment	0.7	0.8	0.0
Amortization of debt issuance costs	1.9	1.9	1.9
Other non-cash operating activities	0.6	0.0	0.0
Changes in operating assets and liabilities:
Receivables—net	(11.1)	3.0	(0.4)
Accounts payable and accrued expenses	(1.6)	6.9	(0.7)
Amounts due to founding members and managing member	4.1	1.2	0.4
Other operating	0.8	(3.5)	0.1

Net cash provided by operating activities	163.6	149.4	136.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(8.4)	(16.6)
Proceeds from sale of property and equipment to founding member	3.0	0.0	0.0
Increase in investment in affiliate	0.0	(2.0)	0.0

Net cash used in investing activities	(7.1)	(10.4)	(16.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	124.3	0.0	139.0
Repayments of borrowings	(152.5)	(3.0)	(124.0)
Founding members and managing member integration payments	3.9	3.6	10.3
Distributions to founding members and managing member	(159.6)	(135.9)	(118.3)
Unit settlement for share-based compensation	3.4	0.0	0.0

Net cash used in financing activities	(180.5)	(135.3)	(93.0)

CHANGE IN CASH AND CASH EQUIVALENTS	(24.0)	3.7	26.6
CASH AND CASH EQUIVALENTS:
Beginning of period	37.8	34.1	7.5

End of period	$13.8	$37.8	$34.1

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.0	$0.0	$0.5
Purchase of an intangible asset with subsidiary equity	$151.3	$28.5	$116.1
Settlement of put liability by issuance of debt	$0.0	$7.0	$0.0
Assets acquired in settlement of put liability	$0.0	$2.5	$0.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.8	$38.8	$48.3
Cash paid for income taxes	$0.5	$0.8	$0.6

See accompanying notes to financial statements.

1. THE COMPANY

  Description of Business

        National CineMedia, LLC ("NCM LLC" or "the Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom entertainment programming events and corporate events under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theatre circuits under "network affiliate" agreements, which expire at various dates.

        At December 30, 2010, NCM LLC had 110,752,192 common membership units outstanding, of which 53,549,477 (48.3%) were owned by NCM, Inc., 21,452,792 (19.4%) were owned by Regal, 18,803,420 (17.0%) were owned by AMC, and 16,946,503 (15.3%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis. During the third quarter of 2010, AMC and Regal completed a common unit membership redemption and an underwritten public offering of an aggregate 10,955,471 shares of National CineMedia, Inc.'s ("NCM, Inc." or "managing member"), common stock (see Note 7).

  Basis of Presentation

        The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

        On February 13, 2007, NCM, Inc., a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, completed its initial public offering ("IPO"). The Company's business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company's full year results or future performance. As a result of the various related-party agreements discussed in Note 7, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

        Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, and equity-based compensation. Actual results could differ from those estimates.

        Reclassifications—Certain reclassifications of previously reported amounts within operating activities in the statement of cash flows have been made to conform to the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

        Segment Reporting—Segments are accounted for under ASC 280 Segment Reporting. Refer to Note 14.

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 30, 2010 were $1.5 million and $1.1 million, respectively and were not material to the Company's statement of operations for the years ended December 31, 2009 and January 1, 2009.

        Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatre circuits under the network affiliate agreements.

        Fathom Events operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

        Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocable between the advertising business and the Fathom Events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from 3 to 15 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available for sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—At December 30, 2010 and December 31, 2009, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 30, 2010, there was two advertising agency groups through which the Company sources national advertising revenue representing approximately 17% and 21%, of the Company's outstanding gross receivable balance, respectively; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

        Receivables consisted of the following, in millions:

	As of December 30, 2010	As of December 31, 2009
Trade accounts	$100.9	$91.6
Other	2.9	1.0
Less allowance for doubtful accounts	(3.7)	(3.6)

Total	$100.1	$89.0

        Allowance for doubtful accounts consisted of the following, in millions:

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Balance at beginning of period	$3.6	$2.6	$1.5
Provision for bad debt	2.3	2.4	2.3
Write-offs, net	(2.2)	(1.4)	(1.2)

Balance at end of period	$3.7	$3.6	$2.6

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 4. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and web site development costs,

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

which are included in equipment, are depreciated over three to five years. As of December 30, 2010 and December 31, 2009, the Company had a net book value of $9.2 million and $11.0 million, respectively, of capitalized software and web site development costs. Approximately $6.5 million, $6.7 million and $4.9 million was recorded for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, in depreciation expense. For the years ended December 30, 2010, December 31, 2009 and January 1, 2009 the Company recorded $1.2 million, $1.6 million and $1.2 million in research and development expense, respectively.

        Construction in progress includes costs relating to installations of equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

        The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

        Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 5. The Company records amortization using the straight-line method over the estimated useful life of the intangibles, corresponding to the term of the ESAs. During the year ended December 30, 2010, NCM LLC recorded an intangible asset of $111.5 million, which is amortized over a weighted average amortization period of 26.7 years, and a second addition of $39.8 million, which is amortized over a weighted average amortization period of 27.0 years. As of December 30, 2010, the gross carrying amount of the intangible assets is $286.0 million, with a remaining weighted average amortization period of 27.0 years.

        Amounts Due to Founding Members—Amounts due to founding members in the 2010 and 2009 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

        Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Beginning Balance	$(47.4)	$(73.5)	$(14.4)
Change in fair value on cash flow hedge	(12.2)	24.8	(59.5)
Reclassifications into earnings	1.3	1.3	0.4

Ending Balance	$(58.3)	$(47.4)	$(73.5)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 8, there is a balance of $7.3 million and $9.2 million in deferred financing costs as of December 30, 2010 and December 31, 2009, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For each of the years ended December 30, 2010, December 31, 2009, and January 1, 2009 we amortized $1.9 million.

        Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., ("RMG") (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments—Equity Method and Joint Ventures ("ASC 323-10") because we exerted "significant influence" over, but did not control, the policy and decisions of RMG, due to ownership of approximately 24% of the issued and outstanding preferred and common stock of RMG. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company's ownership in RMG resulting in cost method accounting. At December 30, 2010, the Company's ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG. The investment in RMG and the Company's share of its operating results through December 30, 2010 are not material to the Company's financial position or results of operations and as a result summarized financial information is not presented. Refer to Note 11 and 12 for additional discussion .

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under ASC 718 Compensation—Stock Compensation. Refer to Note 9.

        Derivative Instruments—Derivative Instruments are accounted for under ASC 815 Derivatives and Hedging. Refer to Note 13.

        Current Liabilities—For the year ended December 31, 2009, the Company presented the liability for interest rate swap agreements in a single line on its Balance Sheet in other non-current liabilities. However, after further review, the Company determined that the current portion of the liability should be reclassified and presented with total current liabilities. As a result, the Company has restated its Balance Sheet to reflect this classification. The correction has no effect on total assets, total liabilities, total equity/(deficit), the Statements of Operations, or the Cash Flows from Operations.

        The following is a summary of the effects of the restatement on our Balance Sheet as of December 31, 2009:

	BALANCE SHEET As of December 31, 2009
	As Previously Reported	As Restated
Current portion of interest rate swap agreements	0.0	$24.4
Total current liabilities	$90.1	$114.5
Interest rate swap agreements	$54.6	$30.2
Total non-current liabilities	$853.9	$829.5

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company does not expect the pronouncement to have a material effect on its financial statements.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The Company adopted this pronouncement effective January 1, 2010 with no impact on its financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4. PROPERTY AND EQUIPMENT

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Equipment, computer hardware and software	$63.3	$60.6
Leasehold Improvements	1.7	1.6
Less accumulated depreciation	(46.4)	(39.3)

Subtotal	18.6	22.9
Construction in Progress	1.2	0.8

Total property and equipment	$19.8	$23.7

        For the years ended December 30, 2010, December 31, 2009, and January 1, 2009, the Company recorded depreciation of $11.4 million, $12.5 million, and $10.2 million, respectively.

5. INTANGIBLE ASSETS

        During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary's acquisition of Kerasotes Showplace Theatres, LLC (the "AMC Kerasotes Acquisition"). Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC's network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $111.5 million. During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access, in accordance with the ESA, to net new theatre screens and projected attendees added by the founding members to NCM LLC's network during 2009. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $39.8 million. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC's network. The Company recorded an intangible asset at the market value of the common membership units equal to $28.5 million. The Company based the fair value of the intangible assets on the market value of the common membership units issued on the date of grants, which are freely convertible into the Company's common stock.

5. INTANGIBLE ASSETS (Continued)

        Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on—screen advertising agreement.

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Beginning balance	$134.2	$111.8
Purchase of intangible asset subject to amortization	151.3	28.5
Less integration payments(1)	(3.9)	(3.2)
Less amortization expense	(6.4)	(2.9)

Total intangible assets	$275.2	$134.2

(1)
See Note 7 for further information on integration payments.

        For the years ended December 30, 2010, December 31, 2009 and January 1, 2009 the Company recorded amortization of $6.4 million, $2.9 million and $1.5 million, respectively.

        The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2011	$9.9
2012	10.5
2013	10.5
2014	10.5
2015	10.5

6. ACCRUED EXPENSES

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Make-good reserve	$2.8	$0.3
Accrued interest	2.1	9.8
Other accrued expenses	3.7	2.3

Total accrued expenses	$8.6	$12.4

7. RELATED-PARTY TRANSACTIONS

        Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. The total theatre access fee to the founding members for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $52.6 million, $52.7 million and $49.8 million, respectively.

7. RELATED-PARTY TRANSACTIONS (Continued)

        Under the ESAs, for the years ended December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. For the year ended January 1, 2009, two of the founding members purchased 90 seconds and one purchased 60 seconds of on-screen advertising time under their beverage concessionaire agreement. The total revenue related to the beverage concessionaire agreements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $37.2 million, $36.3 million and $43.3 million, respectively. In addition, the Company made payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $7.3 million, $6.7 million, and $6.0 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

        Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the years ended December 30, 2010, December 31, 2009, and January 1, 2009 are as follows (in millions):

	2010	2009	2008
AMC	$28.8	$25.8	$24.3
Cinemark	24.0	20.8	18.5
Regal	32.3	34.9	32.7
NCM, Inc.	71.0	57.8	55.6

Total	$156.1	$139.3	$131.1

        The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was included in amounts due to founding members at December 30, 2010 and will be made in the first quarter of 2011. The available cash payment by NCM LLC to its managing member for the quarter ended December 30, 2010 of $24.1 million was included in amounts due to managing member as of December 30, 2010 and will be made in the first quarter of 2011.

        On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the years ended December 31, 2009 and January 1, 2009, the AMC Loews payment was $0.1 million and $4.7 million, respectively. The AMC Loews payment was recorded directly to NCM LLC's members' equity account.

7. RELATED-PARTY TRANSACTIONS (Continued)

        On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make "integration" payments pursuant to the ESAs on a quarterly basis in arrears through mid-2011 in accordance with certain run-out provisions. For the years ended December 30, 2010, December 31, 2009 and January 1, 2009, the Consolidated Theatres payment was $3.9 million, $3.2 million and $2.8 million, respectively and represents a cash element of the consideration received for the common membership units issued. The Consolidated Theatres payment of $1.2 million for the quarter ended December 30, 2010 was included in amounts due from founding members at December 30, 2010 and will be received in the first quarter of 2011.

        In connection with AMC's acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

        Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	$7.5	$8.9	$25.2

        Amounts due to founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

  Other

        During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, AMC, Cinemark and Regal purchased $1.3 million, $1.9 million and $2.3 million respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and included in advertising revenue.

        Included in selling and marketing costs and Fathom Events operating costs is $2.5 million, $2.1 million and $2.7 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC's advertising clients and marketing resale to Fathom Business customers.

  Related Party Affiliates

        During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC ("LA Live"), an affiliate of Regal, for NCM LLC to provide in-theatre

7. RELATED-PARTY TRANSACTIONS (Continued)

advertising and Fathom Events services to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. LA Live joined the NCM LLC advertising network during the fourth quarter of 2009. Included in advertising operating costs and Fathom Events operating costs is $0.1 million for the year ended December 30, 2010, for payments made to the affiliate under the agreement. As of December 30, 2010 approximately $0.1 million is included in accounts payable for amounts due to LA Live under the agreement.

        During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. ("Starplex"), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Starplex joined the NCM LLC advertising network in the first quarter of 2010. Included in advertising operating costs is $1.3 million for the year ended December 30, 2010, for payments made to the affiliate under the agreement. As of December 30, 2010, approximately $0.5 million is included in accounts payable for amounts due to Starplex under the agreement.

  Common Unit Membership Redemption

        The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company's common stock on a one-for-one basis, or at the Company's option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2010, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units, whereby AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. The Company contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Such redemptions took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option; in each case the NCM, Inc. common stock was sold at a price to the public of $16.00 per share by AMC and Regal. NCM, Inc. did not receive any proceeds from the sale of its common stock by AMC and Regal. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in net income.

  National CineMedia, Inc.

        Pursuant to the NCM LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, NCM LLC paid NCM, Inc. $16.6 million, $10.8 million and $9.7 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 30, 2010 and December 31, 2009, $0.8 million and $0.6 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does

7. RELATED-PARTY TRANSACTIONS (Continued)

not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 9).

        Amounts due to/from managing member were comprised of the following (in millions):

	As of December 30, 2010	As of December 31, 2009
Distributions payable	$24.1	$22.0
Cost and other reimbursement	4.1	0.9

Total	$28.2	$22.9

8. BORROWINGS

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

        The outstanding balance of the term loan facility at December 30, 2010 and December 31, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at December 30, 2010 and December 31, 2009 was $50.0 million and $74.0 million, respectively. As of December 30, 2010, the effective rate on the term loan was 5.61% including the effect of the interest rate swaps (both those accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.06%. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 30, 2010, including the net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 30, 2010, its net senior secured leverage ratio was 3.5 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 30, 2010, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million was transferred from Lehman Brothers Special Financing ("LBSF") to Barclays Bank PLC ("Barclays") in February 2010. See Note 13 for an additional discussion of the interest rate swaps.

        NCM LLC, Lehman Brothers Holdings Inc. ("Lehman") and Barclays entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman's share of the revolving credit facility will be

8. BORROWINGS (Continued)

paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, February 13, 2013.

        On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch ("Credit Suisse") with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. ("IdeaCast") (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010 and December 31, 2009, $1.2 million and $4.3 million, respectively, of the balance was recorded in current liabilities. Interest on the note is accreted at the Company's estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the years ended December 30, 2010 and December 31, 2009 was $0.5 million and $0.7 million, respectively.

  Future Maturities of Borrowings

        The scheduled annual maturities on the credit facility for the next five years as of December 30, 2010 are as follows (in millions):

2011	$1.2
2012	0.0
2013	50.0
2014	0.0
2015	725.0

Total	$776.2

9. SHARE-BASED COMPENSATION

        At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 30, 2010, there were 7,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,690,186 remain available for grants as of December 30, 2010. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Upon vesting of the awards, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company's common stock represented by such awards. Under the fair value recognition provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

        The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $7.0 million, $3.1 million and $2.1 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. As of December 30, 2010, unrecognized compensation cost related to nonvested options was approximately $9.1 million, which will be recognized over a weighted average remaining period of 1.70 years.

9. SHARE-BASED COMPENSATION (Continued)

        The weighted average grant date fair value of granted options was $4.84, $2.17 and $3.77 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The intrinsic value of options exercised during the year was $2.2 million, $0.2 million and $0.2 million for the years ended December 30, 2010, December 31, 2009, and January 1, 2009, respectively. During the year ended December 30, 2010 there was $4.9 million of cash received on options exercised and an immaterial amount for the year December 31, 2009. The total fair value of awards vested during the years ended December 30, 2010 and December 31, 2009 was $3.2 million and $0.3 million, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of options	6.0 years	6.5 years	6.5 years
Risk free interest rate	1.38% to 3.76%	2.23% to 3.70%	3.74% to 4.09%
Expected volatility	39%	30%	30%
Dividend yield	3.8% to 4.0%	3%	3%

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	3,126,560	$14.51
Granted	1,186,507	17.62
Exercised	(388,302)	12.64
Forfeited	(48,541)	13.36

Outstanding at December 30, 2010	3,876,224	$15.55	9.0	$18.1
Exercisable at December 30, 2010	1,030,120	16.45	9.1	$4.2
Vested and Expected to Vest at December 30, 2010	3,839,382	15.55	9.0	$18.0

        The following table summarizes information about the stock options at December 30, 2010, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of Dec. 30, 2010	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of Dec. 30, 2010	Weighted Average Exercise Price
$5.35 - $10.41	908,640	8.0	$9.06	175,554	$9.02
$10.42 - $16.66	1,250,143	10.0	16.09	578,485	16.20
$16.67 - $16.97	973,996	9.0	16.97	0	0.0
$16.98 - $19.43	383,079	9.2	18.79	73,330	18.70
$19.44 - $29.05	360,366	7.5	22.74	202,751	22.78

	3,876,224	9.0	$15.55	1,030,120	$16.45

9. SHARE-BASED COMPENSATION (Continued)

        Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally the accrued cash dividends for the 2009 and 2010 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2010 include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the three-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 31, 2009	590,374	$13.15
Granted	429,585	17.24
Forfeited	(8,011)	15.84
Vested	(96,364)	16.18

Non-vested as of December 30, 2010	915,584	$16.77

        The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $7.0 million, $2.4 million and $1.3 million in compensation expense related to such outstanding non-vested shares during the years ended December 30, 2010, December 31, 2009 and January 1, 2009. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to NCM, Inc.'s expected over performance of the specified non-GAAP targets for the 2009 and 2010 grants. During the year ended December 30, 2010 there was $0.1 million capitalized and an immaterial amount for the years ended December 31, 2009 and January 1, 2009. As of December 30, 2010, unrecognized compensation cost related to non-vested stock was approximately $11.2 million, which will be recognized over a weighted average remaining period of 1.82 years. The weighted average grant date fair value of non-vested stock was $17.24, $9.50 and $18.97 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The total fair value of awards vested was $1.6 million, $0.3 million and $2.1 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

10. EMPLOYEE BENEFIT PLANS

        NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company

10. EMPLOYEE BENEFIT PLANS (Continued)

made discretionary contributions of $0.9 million, $0.8 million and $0.8 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

11. COMMITMENTS AND CONTINGENCIES

  Legal actions

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

  Operating Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, was $2.2 million, $2.3 million and $2.0 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of December 30, 2010 are as follows (in millions):

2011	$1.6
2012	2.2
2013	2.2
2014	2.2
2015	2.1
Thereafter	9.1

Total	$19.4

  Contingent Put Obligation

        On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC 460-10 Guarantees. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast's defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of the estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC 460-10 liability. The total amount of the impairment and related loss recorded in the fourth quarter of 2008 was $11.5 million.

        On March 19, 2009, NCM LLC, IdeaCast and IdeaCast's lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast's lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast's lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast's lender of a non-interest bearing promissory note in

11. COMMITMENTS AND CONTINGENCIES (Continued)

the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC's interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC ("OOH"), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast's senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 2—Other Investment). The Company's investment in RMG was valued at the fair value of the assets contributed.

  Minimum Revenue Guarantees

        As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but initial terms range from two to five years, prior to any renewal periods. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $14.0 million over the remaining terms of the network affiliate agreements. As of December 30, 2010 and December 31, 2009 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

12. FAIR VALUE MEASUREMENTS

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents and other notes payable as reported in the Company's balance sheets approximate their fair value due to their short maturity. The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of three non-binding broker quotes and the Company's analysis to be $713.3 million and $688.8 million at December 30, 2010 and December 31, 2009, respectively. The carrying value of the term loan was $725.0 million as of December 30, 2010 and December 31, 2009.

        The fair value of the investment in RMG networks has not been estimated at December 30, 2010 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company. The carrying amount of the Company's investment was $6.7 million and $7.4 million as of December 30, 2010 and December 31, 2009, respectively. Refer to Note 2—Other Investment.

12. FAIR VALUE MEASUREMENTS (Continued)

        Recurring Measurements—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements(1)	(25.3)	0.0	(25.3)	0.0
Interest Rate Swap Agreements(1)	(45.5)	0.0	(45.5)	0.0

	$(70.8)	$0.0	$(70.8)	$0.0

(1)
Interest Rate Swap Agreements—Refer to Note 13.

13. DERIVATIVE INSTRUMENTS

        NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company's variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

        Effective February 8, 2010, NCM LLC entered into a novation agreement with LBSF and Barclays whereby LBSF transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC's interest rate swap agreement with LBSF with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137.5 million. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC's credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement and the other interest rates swaps that were entered into by NCM LLC. In consideration of LBSF entering into the transfer, NCM LLC agreed to pay to LBSF the full amount of interest rate swap payments withheld since LBSF's default, aggregating $7.0 million, and an immaterial amount of penalty interest.

        Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statement of operations. There was a $4.0 million increase, $8.3 million decrease and $13.8 million increase in the fair value of the liability for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, which the Company recorded as a component of interest expense and other, net.

13. DERIVATIVE INSTRUMENTS (Continued)

        In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were $1.3 million, $1.3 million and $0.4 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense and other, net in the next 12 months.

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 30, 2010 and December 31, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

        The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

        As of December 30, 2010 and December 31, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$19.0	Current Liabilities	$18.3
Interest Rate Swaps	Other Liabilities	$34.1	Other Liabilities	$22.6
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.3	Current Liabilities	$6.1
Interest Rate Swaps	Other Liabilities	$11.4	Other Liabilities	$7.6

Total derivatives		$70.8		$54.6

13. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC's OCI (Pre-tax)			Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Interest Rate Swaps	$(30.3)	$9.3	$(67.9)	$(19.4)	$(16.7)	$(8.8)

        There was $1.3 million, $1.3 million and $0.4 million of ineffectiveness recognized for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

        The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense and Other, Net (Pre-tax) for the Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Borrowings	$(6.2)	$(6.2)	$(1.0)
Change in derivative fair value	(5.3)	7.0	(14.2)

Total	$(11.5)	$0.8	$(15.2)

14. SEGMENT REPORTING

        Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC 280, Segment Reporting. Advertising revenue accounts for 88.7%, 88.0% and 89.4%, of revenue for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and

14. SEGMENT REPORTING (Continued)

amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4		106.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Other costs	3.2	0.8		4.0

Operating income, net of direct expenses	$255.4	$6.7
Network, administrative and other costs			68.3	68.3

Total Operating Income				$190.6

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1		101.8
Selling and marketing costs	40.6	8.6	1.0	50.2
Other costs	2.8	0.9		3.7

Operating income, net of direct expenses	$219.0	$6.9
Network, administrative and other costs			56.8	56.8

Total Operating Income				$168.2

	Year Ended January 1, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$330.3	$38.9	$0.3	$369.5
Operating costs	68.5	25.1		93.6
Selling and marketing costs	38.5	8.3	1.1	47.9
Other costs	2.8	0.8		3.6

Operating income, net of direct expenses	$220.5	$4.7
Network, administrative and other costs			51.2	51.2

Total Operating Income				$173.2

14. SEGMENT REPORTING (Continued)

        The following is a summary of revenues by category (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
National Advertising Revenue	$271.9	$236.8	$223.1
Founding Member Advertising Revenue	37.2	36.3	43.3
Regional Advertising Revenue	70.3	62.0	63.9
Fathom Consumer Revenue	31.5	28.6	20.2
Fathom Business Revenue	16.5	16.9	18.7
Other Revenue	0.1	0.1	0.3

Total Revenues	$427.5	$380.7	$369.5

15. SUBSEQUENT EVENTS

        ASC Topic 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events) requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the year ended December 30, 2010, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the inclusion of the Company's financial statements in NCM, Inc.'s Annual Report on Form 10-K for the year ended December 30, 2010 on February 25, 2010.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as Exhibit 2.3 to Regal Cinemas, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-64399), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as Exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

Exhibit Number	Description
4.3.1	Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)
4.4
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
4.5
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.6
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
4.7
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

Exhibit Number		Description
4.11		Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)
4.11.1
First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)
4.12
Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5	†
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.5.1	†
Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference
10.5.2	†
Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

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

Exhibit Number		Description
10.13	*	Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference
10.14	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.15	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)
10.16	*
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
10.18	†
Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)
10.19	†
Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010 (filed as Exhibit 10.3(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)
12.1		Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32		Section 1350 Certifications
99.1		Consent of National CineMedia, LLC
101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 30, 2010, filed on February 28, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Deficit and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

*
Identifies each management contract or compensatory plan or arrangement

†
Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
February 28, 2011	By:	/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Executive Chairman of the Board of Directors	February 28, 2011
/s/ AMY E. MILES Amy E. Miles	Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ DAVID H. OWNBY David H. Ownby	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	February 28, 2011
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	February 28, 2011
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	February 28, 2011
/s/ DAVID KEYTE David Keyte	Director	February 28, 2011

Signature	Title	Date

/s/ LEE M. THOMAS Lee M. Thomas	Director	February 28, 2011
/s/ JACK TYRRELL Jack Tyrrell	Director	February 28, 2011
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	February 28, 2011
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	February 28, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as Exhibit 2.3 to Regal Cinemas, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-64399), and incorporated herein by reference)
2.3
United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as Exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)
2.4
United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
2.5
Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.6
Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.7
Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)
4.1
Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.2
Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
4.3
Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

Exhibit Number	Description
4.3.1	Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)
4.4
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
4.5
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)
4.6
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
4.7
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

Exhibit Number		Description
4.11		Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)
4.11.1
First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)
4.12
Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)
10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)
10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)
10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)
10.5	†
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)
10.5.1	†
Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)
10.5.2	†
Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

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

Exhibit Number		Description
10.13	*	Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)
10.14	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)
10.15	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)
10.16	*
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
10.18	†
Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)
10.19	†
Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010 (filed as Exhibit 10.3(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)
12.1		Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal
32		Section 1350 Certifications
99.1		Consent of National CineMedia, LLC
101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 30, 2010, filed on February 28, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Deficit and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

*
Identifies each management contract or compensatory plan or arrangement

†
Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.