Form 10-Q
period 2011-03-31
REGAL ENTERTAINMENT GROUP
filed 2011-05-10
CIK 1168696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Class A Common Stock—130,858,916 shares outstanding at May 4, 2011

Class B Common Stock—23,708,639 shares outstanding at May 4, 2011

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122.2	$205.3
Trade and other receivables	19.2	77.3
Income tax receivable	12.0	18.0
Inventories	13.3	14.7
Prepaid expenses and other current assets	18.5	15.9
Assets held for sale	1.7	1.2
Deferred income tax asset	9.6	14.1
TOTAL CURRENT ASSETS	196.5	346.5
PROPERTY AND EQUIPMENT:
Land	128.7	129.7
Buildings and leasehold improvements	1,964.5	1,973.6
Equipment	988.7	984.1
Construction in progress	7.7	5.9
Total property and equipment	3,089.6	3,093.3
Accumulated depreciation and amortization	(1,438.9)	(1,402.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,650.7	1,690.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	21.7	22.2
DEFERRED INCOME TAX ASSET	87.3	81.2
OTHER NON-CURRENT ASSETS	188.2	173.4
TOTAL ASSETS	$2,323.2	$2,492.6
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$17.0	$95.8
Accounts payable	121.2	162.4
Accrued expenses	53.5	67.5
Deferred revenue	105.7	98.5
Interest payable	13.6	44.8
TOTAL CURRENT LIABILITIES	311.0	469.0
LONG-TERM DEBT, LESS CURRENT PORTION	1,933.9	1,897.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	64.6	66.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	12.2	13.3
NON-CURRENT DEFERRED REVENUE	351.6	342.4
OTHER NON-CURRENT LIABILITIES	191.5	195.7
TOTAL LIABILITIES	2,864.8	2,984.3
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,855,081 and 130,594,743 shares issued and outstanding at March 31, 2011 and December 30, 2010, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 31, 2011 and December 30, 2010	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(518.9)	(487.6)
Retained earnings (deficit)	(15.3)	9.4
Accumulated other comprehensive loss, net	(5.9)	(12.2)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(540.0)	(490.3)
Noncontrolling interest	(1.6)	(1.4)
TOTAL DEFICIT	(541.6)	(491.7)
TOTAL LIABILITIES AND DEFICIT	$2,323.2	$2,492.6

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except share and per share data)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
REVENUES:
Admissions	$394.4	$506.0
Concessions	151.3	185.0
Other operating revenues	25.2	28.8
TOTAL REVENUES	570.9	719.8
OPERATING EXPENSES:
Film rental and advertising costs	196.2	266.7
Cost of concessions	20.5	26.7
Rent expense	93.7	94.7
Other operating expenses	175.3	198.9
General and administrative expenses (including share-based compensation of $1.9 and $1.5 for the quarters ended March 31, 2011 and April 1, 2010, respectively)	16.8	15.9
Depreciation and amortization	52.0	56.2
Net loss on disposal and impairment of operating assets	6.7	13.1
TOTAL OPERATING EXPENSES	561.2	672.2
INCOME FROM OPERATIONS	9.7	47.6
OTHER EXPENSE (INCOME):
Interest expense, net	39.0	36.0
Loss on extinguishment of debt	21.9	—
Earnings recognized from NCM	(13.6)	(16.7)
Other, net	0.4	0.8
TOTAL OTHER EXPENSE (INCOME), NET	47.7	20.1
INCOME (LOSS) BEFORE INCOME TAXES	(38.0)	27.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(14.3)	11.1
NET INCOME (LOSS)	(23.7)	16.4
NONCONTROLLING INTEREST, NET OF TAX	0.1	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(23.6)	$16.5
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$(0.15)	$0.11
Diluted	$(0.15)	$0.11
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,555	153,364
Diluted	153,555	154,769
Dividends declared per common share	$0.21	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23.7)	$16.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52.0	56.2
Amortization of debt discount and premium, net	0.5	1.3
Amortization of debt acquisition costs	1.2	2.1
Share-based compensation expense	1.9	1.5
Deferred income tax benefit	(12.9)	(6.2)
Net loss on disposal and impairment of operating assets	6.7	13.1
Equity in earnings of non-consolidated entities and other	0.4	0.2
Excess cash distribution on NCM shares	2.9	3.3
Loss on extinguishment of debt	21.9	—
Non-cash rent expense	0.8	0.6
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	64.1	46.8
Inventories	1.4	(1.2)
Prepaid expenses and other assets	(2.2)	(2.7)
Accounts payable	(41.2)	(42.3)
Income taxes payable	6.2	6.1
Deferred revenue	6.0	13.1
Accrued expenses and other liabilities	(43.8)	(30.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	42.2	77.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.0)	(21.1)
Proceeds from disposition of assets	1.4	0.1
Investment in non-consolidated entities	(9.1)	(29.6)
Distributions to partnership	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(28.8)	(50.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(32.5)	(27.8)
Proceeds from stock option exercises	—	0.5
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	—
Cash used to redeem 6¼% Convertible Senior Notes	(74.7)	—
Net payments on long-term obligations	(243.4)	(5.5)
Cash used to purchase treasury shares and other	(1.2)	(0.9)
Payment of debt acquisition costs and other	(6.0)	—
NET CASH USED IN FINANCING ACTIVITIES	(96.5)	(33.7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(83.1)	(6.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205.3	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122.2	$321.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(13.8)	$8.2
Cash paid for interest	$74.1	$45.6
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$10.4	$5.9
Investment in DCIP	$—	$12.6
Investment in RealD, Inc.	$1.6	$5.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND APRIL 1, 2010

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

Regal operates the largest theatre circuit in the United States, consisting of 6,670 screens in 535 theatres in 37 states and the District of Columbia as of March 31, 2011. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

For a discussion of significant transactions that have occurred through December 30, 2010, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 28, 2011 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended December 30, 2010 (the “2010 Audited Consolidated Financial Statements”). For a summary of our significant accounting policies, please refer to Note 2 to the 2010 Audited Consolidated Financial Statements.

Total comprehensive income (loss) for the quarters ended March 31, 2011 and April 1, 2010 was $(17.3) million and $12.9 million, respectively.  Total comprehensive income (loss) consists of net income (loss) attributable to controlling interest and other comprehensive income (loss), net of tax, related to the change in the aggregate unrealized gain/loss on the Company’s interest rate swap arrangements and available-for-sale equity securities during the quarters ended March 31, 2011 and April 1, 2010. The Company’s interest rate swap arrangements and available-for-sale equity securities are further described in Note 4—“Debt Obligations” and Note 11—“Fair Value of Financial Instruments.”

The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2011 and the unaudited condensed consolidated statements of income (loss) and cash flows for the quarters ended March 31, 2011 and April 1, 2010 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.  The December 30, 2010 unaudited condensed consolidated balance sheet information is derived from the 2010 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the operating results that may be achieved for the full 2011 fiscal year.

2. ACQUISITION

Acquisition of Eight AMC Theatres

On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC Entertainment, Inc. (“AMC”). The Company purchased five of these AMC theatres representing

63 screens for approximately $55.0 million in cash, subject to post-closing adjustments, and acquired the other three AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $0.2 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $55.0 million was directly allocated to the other five AMC theatres using the acquisition method of accounting. Accordingly, the total cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party valuation. The results of operations of the eight acquired theatres have been included in the Company’s unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates.

The following is a summary of the preliminary allocation of the aggregate cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Property and equipment, net	$40.6
Intangible assets	14.4
Total purchase price	$55.0

The transaction included the acquisition of certain identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years. During the quarter ended March 31, 2011, the Company recognized $0.3 million of amortization related to these intangible assets.

3. INVESTMENTS

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, the Company entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the “DCIP Contributions”). The Company recorded such DCIP Contributions as an increase in its investment in DCIP. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  Such loss was presented as a component of “Net (gain) loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income (loss) for the quarter ended April 1, 2010. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of March 31, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.

The changes in the carrying amount of our investment in DCIP for the quarter ended March 31, 2011 are as follows (in millions):

Balance as of December 30, 2010	$32.1
Equity contributions(1)	7.9
Equity in income of DCIP(2)	0.1
Balance as of March 31, 2011	$40.1

(1)	The Company effected additional cash investments in DCIP of approximately $7.9 million, during the quarter ended March 31, 2011.

(2)

For the quarter ended March 31, 2011, the Company recorded a gain of $0.1 million, representing its share of the net income of DCIP.Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income (loss).

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes.

The Company has accelerated the deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment through the first half of 2011. With respect to the Company’s existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company accelerates depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarters ended March 31, 2011 and April 1, 2010, the Company recorded approximately $3.6 million and $7.0 million, respectively, of accelerated depreciation related to such 35mm film projection equipment. As of March 31, 2011, we operated 2,806 screens outfitted with digital projection systems, 2,267 of which are digital 3D capable.

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC (“National CineMedia” or “NCM”).  National CineMedia primarily concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which includes us, AMC and Cinemark.  As described further in Note 4 to the 2010 Audited Consolidated Financial Statements, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., Regal, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. The formation of National CineMedia, related IPO of NCM, Inc. and other related transactions are further described in Note 4 to the 2010 Audited Consolidated Financial Statements.

As described further below, during the quarter ended March 31, 2011, the Company received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia (“Additional Investments Tranche”) as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14 which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2010 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

Pursuant to the terms of the tax receivable agreement described more fully in Note 4 to the 2010 Audited Consolidated Financial Statements, the Company received payments of $6.8 million from NCM, Inc. during the quarter ended March 31, 2011 with respect to NCM, Inc.’s 2010 taxable year. During the quarter ended April 1, 2010, the Company received payments of $7.0 million with respect to NCM, Inc.’s 2008 and 2009 taxable years.  Such payments are accounted for using the equity method as described further below.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in National CineMedia for the quarter ended March 31, 2011 are as follows (in millions):

Balance as of December 30, 2010	$68.8
Receipt of additional common units(1)	10.4
Equity in earnings attributable to additional common units(2)	0.1
Earnings recognized from National CineMedia(3)	13.5
Distributions received from National CineMedia(3)	(16.4)
Balance as of March 31, 2011	$76.4

(1)

On March 17, 2011, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 17, 2011, the Company recorded an increase to its investment in National CineMedia of $10.4 million with a corresponding increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement between RCI and National CineMedia (“ESA”) following the units of revenue method. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 20.0% interest in NCM, Inc. as of March 31, 2011.

(2)

The Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche totaled $0.1 million and $0.6 million during the quarters ended March 31, 2011 and April 1, 2010, respectively. Such amounts have been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

(3)

During the quarters ended March 31, 2011 and April 1, 2010, the Company received $16.4 million and $19.4 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement). Approximately $2.9 million and $3.3 million of these cash distributions received during the quarters ended March 31, 2011 and April 1, 2010, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

As a result of the amendment to the ESA and related modification payment, the Company recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue and amortization of upfront ESA modification fees utilizing the units of revenue amortization method.  These revenues are presented as a component of other operating revenues in the Company’s unaudited condensed financial statements and consist of the following amounts (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Theatre access fees per patron	$3.0	$3.7
Theatre access fees per digital screen	1.4	1.4
Other NCM revenue	0.6	0.6
Amortization of ESA modification fees	1.3	1.1
Payments for beverage concessionaire advertising	(3.1)	(3.7)
Total	$3.2	$3.1

As of March 31, 2011, approximately $1.8 million and $2.1 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. As of December 30, 2010, approximately $2.1 million and $1.6 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited consolidated statement of operations information for National CineMedia for the years ended December 30, 2010 and December 31, 2009 is as follows (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009
Revenues	$427.5	$380.7
Income from operations	190.6	168.2
Net income	139.5	128.5

Summarized unaudited consolidated balance sheet information for National CineMedia as of December 30, 2010 and December 31, 2009 is as follows (in millions):

	December 30, 2010	December 31, 2009
Current assets	$116.4	$128.9
Noncurrent assets	309.6	175.5
Total assets	426.0	304.4
Current liabilities	112.1	114.5
Noncurrent liabilities	820.5	829.5
Total liabilities	932.6	944.0
Members’ deficit	(506.6)	(639.6)
Liabilities and members’ deficit	426.0	304.4

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter ended March 31, 2011.

Other Investments

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company’s investment in RealD, Inc. as of March 31, 2011 was approximately $33.5 million. See Note 11—“Fair Value of Financial Instruments” for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within “Other Non-Current Assets” in the accompanying March 31, 2011 unaudited condensed consolidated balance sheet.

4. DEBT OBLIGATIONS

Debt obligations at March 31, 2011 and December 30, 2010 consist of the following (in millions):

	March 31, 2011	December 30, 2010
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,003.5	$1,232.5
Regal 9 1/8% Senior Notes, including premium	535.9	275.0
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	392.0	391.7
Regal 6 1/4% Convertible Senior Notes, net of debt discount	—	74.4
Lease financing arrangements, weighted average interest rate of 11.24%, maturing in various installments through January 2021	70.2	71.5
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	14.3	15.4
Other	11.8	12.5
Total debt obligations	2,027.7	2,073.0
Less current portion	17.0	95.8
Total debt obligations, less current portion	$2,010.7	$1,977.2

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2010 Audited Consolidated Financial Statements, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (“Credit Suisse”) and the lenders party thereto (the “Lenders”) which amended, restated and refinanced the fifth amended and restated credit agreement (the “Prior Senior Credit Facility”) among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consisted of a term loan facility (the “Term Facility”) in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.  The obligations under the Amended Senior Credit Facility are guaranteed by certain subsidiaries of Regal Cinemas, and on a limited recourse basis by REH (collectively, the “Guarantors”) as described in greater detail in Note 5 to the 2010 Audited Consolidated Financial Statements.

On February 23, 2011, Regal Cinemas entered into a permitted secured refinancing agreement (the “Refinancing Agreement”) with Regal, the Guarantors, Credit Suisse, and the Lenders, which amends and refinances the Term Facility under the Amended Senior Credit Facility.  Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced term loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017 (the “New Term Loans”). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

In addition to extending the maturity date of the New Term Loans, the Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Such applicable margin will be either 2.00% or 2.25% in the case of base rate loans and either 3.00% or 3.25% in the case of LIBOR rate loans. The Refinancing Agreement also amends the Second Amended and Restated Guaranty and Collateral Agreement, dated May 19, 2010, to exclude Margin Stock (as such term is defined therein) from the grant of the security interest in the Collateral (as such term is defined therein) used to secure the obligations under the Amended Senior Credit Facility.

In connection with the additional offerings of the Company’s 9 1/8% Senior Notes (defined below) during the quarter ended March 31, 2011 described below, the Company used a portion of the net proceeds (approximately $234.6 million in the aggregate) to repay a portion of the Amended Senior Credit Facility. As a result of this repayment, coupled with the execution of the Refinancing Agreement, the Company recorded an aggregate loss on debt extinguishment of approximately $21.9 million during the quarter ended March 31, 2011.

As of March 31, 2011 and December 30, 2010, borrowings of $1,003.5 million and $1,232.5 (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.56% (as of March 31, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps described below is taken into account.

Regal 9 1/8% Senior Notes— On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the

representatives of the underwriters, with respect to the Company’s issuance and sale of $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes due 2018 (the “9 1/8% Senior Notes”). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6 1/4% Convertible Senior Notes as described below under the heading “Regal 6 1/4% Convertible Senior Notes.”

On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011 and the Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million aggregate principal amount of the Company’s 9 1/8% Senior Notes previously issued under the Indenture in 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used a portion of the net proceeds from the 2011 offerings ($234.6 million) to repay a portion of the Amended Senior Credit Facility.

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

The 8 5/8% Senior Notes are Regal Cinemas’ general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas’ existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas’ existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas’ subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the “Note Guarantors”). The guarantees of the 8 5/8% Senior Notes are the Note Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Note Guarantors’ existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes, and rank senior in right of payment to all of the Note Guarantors’ existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of the Note Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Note Guarantors’ subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

Regal 6 1/4% Convertible Senior Notes— As further described in Note 5 to the 2010 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% convertible senior notes due March 15, 2011 (the “6 1/4% Convertible Senior Notes”).

Subsequent to the issuance of the 9 1/8% Senior Notes described above, during the year ended December 30, 2010 (“fiscal 2010”), the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $5.2 million loss on debt extinguishment fiscal 2010.  During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6¼% Convertible Senior Notes at a redemption price of 100% of their principal amount, plus accrued interest.

During the quarters ended March 31, 2011 and April 1, 2010, the Company recorded approximately $0.3 million and $1.1 million, respectively, of non-cash interest expense on the 6¼% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6¼% Convertible Senior Notes during the same periods was approximately $1.0 million and $3.1 million, respectively.

Interest Rate Swaps

As described in Note 5 to the 2010 Audited Consolidated Financial Statements, during the year ended December 31, 2009 (“fiscal 2009”), Regal Cinemas entered into four additional hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These four interest rate swap agreements were designated to hedge approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.57% as of March 31, 2011 and 5.82% as of December 30, 2010.

Under the terms of the Company’s effective interest rate swap agreements as of March 31, 2011, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

See Note 11—“Fair Value of Financial Instruments” for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Other Long-Term Obligations—Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2010 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for (benefit from) income taxes of $(14.3) million and $11.1 million for the quarters ended March 31, 2011 and April 1, 2010, respectively, reflect effective tax rates of approximately 37.6% and 40.4%, respectively.  The decrease in the effective tax rate for the quarter ended March 31, 2011 is primarily attributable to the state tax effects of the $21.9 million ($13.6 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded during the quarter ended March 31, 2011 and the accrual of interest on uncertain tax positions with state taxing authorities. The effective tax rates for the quarters ended March 31, 2011 and April 1, 2010 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 31, 2011 and December 30, 2010, totaling $15.6 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

Capital Stock

As of March 31, 2011, the Company’s authorized capital stock consisted of:

•                  500,000,000 shares of Class A common stock, par value $0.001 per share;

•                  200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of March 31, 2011, 130,855,081 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 31, 2011, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 31, 2011. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2010 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 31, 2011.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group 2002 Stock Incentive Plan (the “Incentive Plan”), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture. Readers should refer to Note 9 to the 2010 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

Stock Options

As of March 31, 2011, options to purchase a total of 518,571 shares of Class A common stock were outstanding under the Incentive Plan, and 968,134 shares remain available for future issuance under the Incentive Plan. There were no stock options granted during the quarters ended March 31, 2011 and April 1, 2010 and no compensation expense related to stock options was recorded during the quarters ended March 31, 2011 and April 1, 2010.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the quarter ended March 31, 2011, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were less than $0.1 million for the quarter ended March 31, 2011. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the quarter ended April 1, 2010, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the quarter ended April 1, 2010. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the quarter ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	526,742	$8.38	1.80
Granted during the period	—	—
Exercised during the period	(8,171)	3.63
Forfeited during the period	—	—
Outstanding options at end of period	518,571	8.46	1.55
Exercisable options at end of period	518,571	8.46	1.55

Restricted Stock

As described in Note 9 to the 2010 Audited Consolidated Financial Statements, the Company maintains the Incentive Plan which provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  On January 12, 2011, 349,856 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $12.21 per share.

During the quarter ended March 31, 2011, the Company withheld approximately 96,630 shares of restricted stock at an aggregate cost of approximately $1.2 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 316,803 restricted stock awards.

During each of the quarters ended March 31, 2011 and April 1, 2010, the Company recognized approximately $1.1 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 31, 2011, we have unrecognized compensation expense of $10.4 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended March 31, 2011:

Unvested at beginning of period	971,110
Granted during the period	349,856
Vested during the period	(316,803)
Forfeited during the period	(1,059)
Unvested at end of period	1,003,104

During the quarter ended March 31, 2011, the Company paid one cash dividend of $0.21 on each share of outstanding restricted stock totaling approximately $0.2 million.  During the quarter ended April 1, 2010, the Company paid one cash dividend of $0.18 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a “Performance Agreement”).  Our original Performance Agreement covered performance share grants issued through the year ended January 1, 2009, and is described in Note 9 to the 2010 Audited Consolidated Financial Statements (each, a “2006 Performance Agreement”).

In 2009, we adopted an amended and restated form of Performance Agreement (each, a “2009 Performance Agreement”).  On January 12, 2011, 376,902 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Performance Shares,” of our 2011 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 12, 2014 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement.  Such performance shares vest on January 12, 2015

(the fourth anniversary of their respective grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $12.21 per share, which approximates the respective grant date fair value of the awards.

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

During the quarters ended March 31, 2011 and April 1, 2010, the Company recognized approximately $0.8 million and $0.4 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of “General and administrative expenses.”  As of March 31, 2011, we have unrecognized compensation expense of $11.7 million associated with performance share units.  During the quarter ended March 31, 2011, 173,451 performance share awards were effectively cancelled.  These awards were scheduled to vest on January 10, 2011, the one-year anniversary of the calculation date. As of the calculation date, which was January 10, 2010, threshold performance goals were not satisfied, and therefore, all 173,451 restricted shares under this performance grant were cancelled as of January 10, 2011.

The following table summarizes information about the Company’s number of performance shares for the quarter ended March 31, 2011:

Unvested at beginning of period	1,115,363
Granted (based on target) during the period	376,902
Cancelled/forfeited during the period	(175,549)
Unvested at end of period	1,316,716

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

In addition, we, from time to time, receive letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or the deaf and hard of hearing. In addition, on July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that while open captioning may not be required by the ADA, closed captioning is so required. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but are further evaluating our options in the digital format and potential compliance issues related to same.

Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. On December 9, 2010, we learned that the District Attorney for Kings County, New York, filed a criminal complaint against the Company and the manager of the Company’s theater located at 3907 Shore Parkway, Brooklyn, New York (the “Sheepshead Bay Theater”). The complaint alleges, among other things, that there were multiple instances where sewage from the Sheepshead Bay Theater was released into the waters of the State of New York without a valid permit. The actual costs that will be incurred in connection with this action cannot be quantified at this time and will depend on many unknown factors. While the Company intends to vigorously defend these matters, the Company cannot predict the outcome; however, it is likely that settlement would include a monetary penalty, although an amount cannot be predicted. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We believe that we are in substantial compliance with all relevant laws and regulations.

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

8. RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2011 and April 1, 2010, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters ended March 31, 2011 and April 1, 2010, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended March 31, 2011 and April 1, 2010, the Company received approximately $0.1 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.  As of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.  This amount was paid to Regal during the quarter ended April 1, 2010.

9. EARNINGS (LOSS) PER SHARE

We compute earnings (loss) per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6¼% Convertible Senior Notes and the 2008 Warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares, performance shares and the warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss) per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss) per share by application of the if-converted method. In addition, the computation of the diluted earnings (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings (loss) per share of Class B common stock does not assume the conversion of those shares. Since the Company reported a net loss attributable to controlling interest of $(23.6) million for the quarter ended March 31, 2011, the impact of potential common stock equivalents described above were not included in the computation of diluted net loss per common share because the effect would have been antidilutive.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. The undistributed earnings (loss) for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings (loss) for the periods presented had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings (loss) are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted earnings (loss) per share of Class A common stock, the undistributed earnings (loss) are equal to net income attributable to controlling interest for that computation.

The following table sets forth the computation of basic and diluted earnings (loss) per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended March 31, 2011			Quarter Ended April 1, 2010
	Class A		Class B	Class A		Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(20.0)		$(3.6)	$13.9		$2.6
Denominator:
Weighted average common shares outstanding (in thousands)	129,846		23,709	129,655		23,709
Basic earnings (loss) per share	$(0.15)		$(0.15)	$0.11		$0.11
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(20.0)		$(3.6)	$13.9		$2.6
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(3.6)		—	2.6		—
Reallocation of undistributed earnings (loss) to Class B shares for effect of other dilutive securities	—	(1)	—	—		—
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—
Allocation of undistributed earnings (loss)	$(23.6)		$(3.6)	$16.5		$2.6
Denominator:
Number of shares used in basic computation (in thousands)	129,846		23,709	129,655		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—
Stock options	—	(1)	—	171		—
Restricted stock and performance shares	—	(1)	—	1,234		—
Conversion of 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—
Number of shares used in per share computations (in thousands)	153,555		23,709	154,769		23,709
Diluted earnings (loss) per share	$(0.15)		$(0.15)	$0.11		$0.11

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2011:

		Fair Value Measurements at March 31, 2011 Using
	Total Carrying Value at March 31, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available-for-sale(1)	$33.5	$—	$33.5	$—
Total assets at fair value	$33.5	$—	$33.5	$—
Liabilities:
Interest rate swaps(2)	$19.4	$—	$19.4	$—
Total liabilities at fair value	$19.4	$—	$19.4	$—

(1)                                  The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD, Inc. common stock at approximately $0.00667 per share. The stock options vest in three tranches upon the achievement of screen installation targets. During fiscal 2010, the Company vested in all three tranches to purchase a total of 1,222,780 shares of RealD, Inc. common stock. The Company exercised its right to purchase shares of RealD, Inc. common stock during December 2010. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and are recorded in the consolidated balance sheet in “Other Non-Current Assets” with a corresponding amount recorded to “Other Non-Current Liabilities” on the dates at which the options vested. The amount recorded in “Other non-current liabilities” is being amortized on a straight-line basis to reduce RealD licensing expense recorded in “Other operating expenses” in the accompanying unaudited condensed consolidated statements of income (loss). Recurring fair value adjustments to these shares are recorded to “Other Non-Current Assets” with a corresponding entry to “Accumulated other comprehensive loss” on a quarterly basis. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 2 of the valuation hierarchy, after consideration of the lock-up period to which the Company is subject. As of March 31, 2011, the carrying value of the RealD, Inc. shares held by the Company was approximately $33.5 million. The corresponding amounts recorded in “Accrued expenses”, “Other Non-Current Liabilities” and “Accumulated other comprehensive loss, net” were $1.8 million, $20.1 million and $5.9 million (net of tax), respectively. The amount recorded in “Other non-current liabilities” is being amortized on a straight-line basis to reduce RealD, Inc. license expense. Such amortization totaled $0.9 million for the quarter ended March 31, 2011.

(2)                                  The fair value of the Company’s interest rate swaps described in Note 4—“Debt Obligations” is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities,  and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of March 31, 2011, the aggregate fair value the Company’s four interest rate swaps was determined to be approximately $(19.4) million, which was recorded as components of “Other Non-Current Liabilities” ($17.6 million) and “Accrued expenses” ($1.8 million) with a corresponding amount of $(11.8) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  As of December 30, 2010, the aggregate fair value of the Company’s four interest rate swaps was determined to be approximately $(28.2) million, which was recorded as components of “Other non-current liabilities” ($24.6 million) and “Accrued expenses” ($3.6 million) with a corresponding amount of $(17.1) million, net of tax, recorded to “Accumulated other comprehensive loss, net.” These interest rate swaps exhibited no ineffectiveness during the quarters ended March 31, 2011 and April 1, 2010, the net gain (loss) on the swaps of $5.4 million and $(3.6) million, respectively, were reported as a component of other comprehensive loss for the quarters ended March 31, 2011 and April 1, 2010.

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

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of March 31, 2011 and December 30, 2010. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes and the 6¼% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of March 31, 2011 and December 30, 2010.  The aggregate carrying values and fair values of long-term debt at March 31, 2011 and December 30, 2010 consist of the following:

	March 31, 2011	December 30, 2010
	(in millions)
Carrying value	$1,931.4	$1,973.6
Fair value	$2,003.8	$2,026.6

12. SUBSEQUENT EVENTS

On April 28, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 15, 2011, to stockholders of record on June 3, 2011.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$79.6	$42.6	$—	$122.2
Trade and other receivables, net	—	—	30.6	0.6	—	31.2
Other current assets	—	—	38.6	5.2	(0.7)	43.1
TOTAL CURRENT ASSETS	—	—	148.8	48.4	(0.7)	196.5
Property and equipment, net	21.6	—	1,598.5	43.0	(12.4)	1,650.7
Goodwill and other intangible assets	—	—	193.4	7.1	—	200.5
Deferred income tax asset	10.2	—	97.9	—	(20.8)	87.3
Other non-current assets	9.4	1,325.1	797.0	73.9	(2,017.2)	188.2
TOTAL ASSETS	$41.2	$1,325.1	$2,835.6	$172.4	$(2,051.1)	$2,323.2
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.7	$7.6	$—	$13.4	$(5.7)	$17.0
Accounts payable	0.1	—	113.8	7.3	—	121.2
Accrued expenses and other liabilities	32.9	7.3	155.1	4.1	(26.6)	172.8
TOTAL CURRENT LIABILITIES	34.7	14.9	268.9	24.8	(32.3)	311.0
Long-term debt, less current portion	546.0	1,387.9	—	—	—	1,933.9
Lease financing arrangements, less current portion	—	—	64.6	—	—	64.6
Capital lease obligations, less current portion	—	—	11.0	1.2	—	12.2
Deferred income tax liability	—	—	—	20.8	(20.8)	—
Other liabilities	0.5	—	516.8	25.8	—	543.1
TOTAL LIABILITIES	581.2	1,402.8	861.3	72.6	(53.1)	2,864.8
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(540.0)	(77.7)	1,976.1	99.6	(1,998.0)	(540.0)
Noncontrolling interest	—	—	(1.8)	0.2	—	(1.6)
TOTAL EQUITY (DEFICIT)	(540.0)	(77.7)	1,974.3	99.8	(1,998.0)	(541.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$41.2	$1,325.1	$2,835.6	$172.4	$(2,051.1)	$2,323.2

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantors Subsidiary	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$152.4	$52.9	$—	$205.3
Trade and other receivables, net	—	—	93.8	1.5	—	95.3
Other current assets	—	—	42.5	3.4	—	45.9
TOTAL CURRENT ASSETS	—	—	288.7	57.8	—	346.5
Property and equipment, net	21.8	—	1,636.5	44.5	(12.3)	1,690.5
Goodwill and other intangible assets	—	—	193.9	7.1	—	201.0
Deferred income tax asset	2.1	—	100.8	—	(21.7)	81.2
Other non-current assets	5.8	1,454.9	491.2	67.1	(1,845.6)	173.4
TOTAL ASSETS	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$76.0	$12.5	$—	$13.4	$(6.1)	$95.8
Accounts payable	0.3	—	153.2	8.9	—	162.4
Accrued expenses and other liabilities	157.2	33.2	159.2	7.0	(145.8)	210.8
TOTAL CURRENT LIABILITIES	233.5	45.7	312.4	29.3	(151.9)	469.0
Long-term debt, less current portion	286.0	1,611.7	—	—	—	1,897.7
Lease financing arrangements, less current portion	—	—	66.2	—	—	66.2
Capital lease obligations, less current portion	—	—	12.1	1.2	—	13.3
Deferred income tax liability	—	—	—	21.7	(21.7)	—
Other liabilities	0.5	—	514.5	23.1	—	538.1
TOTAL LIABILITIES	520.0	1,657.4	905.2	75.3	(173.6)	2,984.3
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(490.3)	(202.5)	1,807.5	101.0	(1,706.0)	(490.3)
Noncontrolling interest	—	—	(1.6)	0.2	—	(1.4)
TOTAL EQUITY (DEFICIT)	(490.3)	(202.5)	1,805.9	101.2	(1,706.0)	(491.7)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) INFORMATION

QUARTER ENDED MARCH 31, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantors Subsidiary	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$526.5	$45.7	$(1.3)	$570.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	181.3	14.9	—	196.2
Cost of concessions	—	—	18.5	2.0	—	20.5
Rent expense	—	—	85.2	9.2	(0.7)	93.7
Other operating expenses	—	—	158.6	16.7	—	175.3
General and administrative expenses	0.1	—	16.6	1.4	(1.3)	16.8
Depreciation and amortization	0.1	—	48.7	3.2	—	52.0
Net gain on disposal and impairment of operating assets	—	—	6.7	—	—	6.7
TOTAL OPERATING EXPENSES	0.2	—	515.6	47.4	(2.0)	561.2
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	10.9	(1.7)	0.7	9.7
OTHER EXPENSE (INCOME):
Interest expense, net	12.1	25.3	1.4	0.2	—	39.0
Earnings recognized from NCM	—	—	(13.6)	—	—	(13.6)
Other, net	15.8	9.4	(12.8)	—	9.9	22.3
TOTAL OTHER EXPENSE (INCOME), NET	27.9	34.7	(25.0)	0.2	9.9	47.7
INCOME (LOSS) BEFORE INCOME TAXES	(28.1)	(34.7)	35.9	(1.9)	(9.2)	(38.0)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.6)	(18.2)	9.1	(0.6)	—	(14.3)
NET INCOME (LOSS)	(23.5)	(16.5)	26.8	(1.3)	(9.2)	(23.7)
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(23.5)	$(16.5)	$26.9	$(1.3)	$(9.2)	$(23.6)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED APRIL 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantors Subsidiary	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$665.4	$55.9	$(1.5)	$719.8
OPERATING EXPENSES:
Film rental and advertising costs	—	—	247.1	19.6	—	266.7
Cost of concessions	—	—	24.2	2.5	—	26.7
Rent expense	—	—	84.8	9.9	—	94.7
Other operating expenses	—	—	180.0	18.9	—	198.9
General and administrative expenses	0.1	—	15.6	1.7	(1.5)	15.9
Depreciation and amortization	—	—	53.1	3.1	—	56.2
Net gain on disposal and impairment of operating assets	—	—	10.3	2.8	—	13.1
TOTAL OPERATING EXPENSES	0.1	—	615.1	58.5	(1.5)	672.2
INCOME (LOSS) FROM OPERATIONS	(0.1)	—	50.3	(2.6)	—	47.6
OTHER EXPENSE (INCOME):
Interest expense, net	4.7	29.2	1.9	0.2	—	36.0
Earnings recognized from NCM	—	—	(16.7)	—	—	(16.7)
Other, net	(19.2)	(36.8)	(20.2)	—	77.0	0.8
TOTAL OTHER EXPENSE (INCOME), NET	(14.5)	(7.6)	(35.0)	0.2	77.0	20.1
INCOME (LOSS) BEFORE INCOME TAXES	14.4	7.6	85.3	(2.8)	(77.0)	27.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1.9)	(11.6)	25.3	(0.7)	—	11.1
NET INCOME (LOSS)	16.3	19.2	60.0	(2.1)	(77.0)	16.4
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$16.3	$19.2	$60.1	$(2.1)	$(77.0)	$16.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

QUARTER ENDED MARCH 31, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantors Subsidiary	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14.3)	$—	$65.1	$(8.6)	$—	$42.2
Cash Flows from Investing Activities:
Capital expenditures	—	—	(19.4)	(1.6)	—	(21.0)
Proceeds from disposition of assets	—	—	1.4	—	—	1.4
Investment in DCIP and other	—	—	(9.2)	—	—	(9.2)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(27.2)	(1.6)	—	(28.8)
Cash Flows from Financing Activities:
Cash used to pay dividends	(32.5)	—	—	—	—	(32.5)
Cash received (paid) to/from REG Parent Company	(133.8)	133.8	—	—	—	—
Cash received (paid) to/from subsidiary	—	(133.8)	133.8	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6 1/4% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Net payments on long-term obligations	(0.8)	—	(242.6)	—	—	(243.4)
Cash used to purchase treasury shares and other	(1.2)	—	—	—	—	(1.2)
Payment of debt acquisition costs and other	(4.0)	—	(2.0)	—	—	(6.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.3	—	(110.8)	—	—	(96.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(72.9)	(10.2)	—	(83.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	152.5	52.8	—	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$79.6	$42.6	$—	$122.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

QUARTER ENDED APRIL 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Non- Guarantors Subsidiary	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5.8)	$—	$92.1	$(8.4)	$—	$77.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(19.9)	(1.2)	—	(21.1)
Proceeds from disposition of assets	—	—	0.1	—	—	0.1
Investment in DCIP and other	—	—	(29.7)	—	—	(29.7)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(49.5)	(1.2)	—	(50.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(27.8)	—	—	—	—	(27.8)
Cash received (paid) to/from REG Parent Company	34.0	(34.0)	—	—	—	—
Cash received (paid) to/from subsidiary	—	34.0	(34.0)	—	—	—
Net payments on long-term obligations	—	—	(5.5)	—	—	(5.5)
Cash used to purchase treasury shares and other	(0.9)	—	—	—	—	(0.9)
Proceeds from stock option exercises	0.5	—	—	—	—	0.5
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5.8	—	(39.5)	—	—	(33.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	3.1	(9.6)	—	(6.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$270.8	$50.8	$—	$321.6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 28, 2011 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 30, 2010. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,670 screens in 535 theatres in 37 states and the District of Columbia as of March 31, 2011. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and discount ticket programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising and other uses of our auditoriums. Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

The Company’s revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The unexpected emergence or continuance of a “hit” film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company’s results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and “Results of Operations” below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of March 31, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 30, 2010, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2010.

During the quarter ended March 31, 2011 (“Q1 2011 Period”), the Company entered into various financing transactions which are more fully described under “Liquidity and Capital Resources—Financing Activities” below. As discussed further under “Liquidity and Capital Resources—Investing Activities” below, during the Q1 2011 Period, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 22.1 million and as a result, on a fully diluted basis, we own a 20.0% interest in NCM, Inc. as of March 31, 2011.

During the Q1 2011 Period, we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders.  Total cash dividends distributed to our stockholders during the Q1 2011 Period totaled approximately $32.5 million.

•                  We closed 4 theatres with 28 screens, ending the Q1 2011 Period with 535 theatres and 6,670 screens.

•                  We continued to embrace new technologies to deliver a premium movie-going experience for our customers on three complementary fronts:

The Company has accelerated the deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment through the first half of 2011. As of March 31, 2011, we operated 2,806 screens outfitted with digital projection systems, 2,267 of which are digital 3D capable. We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011.

Second, we renegotiated our agreement with IMAX® during fiscal 2010 to expand our IMAX® footprint by agreeing to install a total of up to 77 IMAX® digital projection systems by the end of 2012. As of March 31, 2011, we operated a total of 56 IMAX® screens. We believe that expanding our IMAX® footprint, combined with a more favorable allocation of costs included in the new agreement, will continue to have a positive impact on our operating results.

Finally, as of March 31, 2011, we had converted 11 of our auditoriums to our proprietary large screen format known as RPXSM. We have been encouraged by the initial results of RPXSM and expect to expand our RPXSM footprint to 15 to 20 auditoriums by the end of 2011.

We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

•                  Finally, during the Q1 2011 Period, we announced the creation of Open Road Films, a new distribution company that is jointly owned by us and AMC.  We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment.  Open Road Films expects to eventually distribute approximately eight to ten films per year, including one or two films later in 2011.  As of March 31, 2011, we have invested approximately $1.5 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture.  We account for our investment in Open Road Films using the equity method of accounting.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2011 were estimated to have decreased by 20 percent in comparison to the first fiscal quarter of 2010. The industry’s box office results were negatively impacted by difficult comparisons generated by strong attendance from premium-priced IMAX® and 3D films released during the first quarter of 2010, including the record-breaking performances of Avatar and Alice in Wonderland.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income (loss) for the Q1 2011 Period and the quarter ended April 1, 2010 (“Q1 2010 Period”) (dollars in millions, except average ticket prices and average concessions per patron):

	Q1 2011 Period		Q1 2010 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$394.4	69.1%	$506.0	70.3%
Concessions	151.3	26.5	185.0	25.7
Other operating revenues	25.2	4.4	28.8	4.0
Total revenues	570.9	100.0	719.8	100.0
Operating expenses:
Film rental and advertising costs(1)	196.2	49.7	266.7	52.7
Cost of concessions(2)	20.5	13.5	26.7	14.4
Rent expense(3)	93.7	16.4	94.7	13.2
Other operating expenses	175.3	30.7	198.9	27.6
General and administrative expenses (including share-based compensation of $1.9 and $1.5 for the Q1 2011 Period and the Q1 2010 Period, respectively)(3)	16.8	2.9	15.9	2.2
Depreciation and amortization(3)	52.0	9.1	56.2	7.8
Net loss on disposal and impairment of operating assets(3)	6.7	1.2	13.1	1.8
Total operating expenses(3)	561.2	98.3	672.2	93.4
Income from operations(3)	9.7	1.7	47.6	6.6
Interest expense, net	39.0	6.8	36.0	5.0
Loss on debt extinguishment(3)	21.9	3.8	—	—
Earnings recognized from NCM(3)	(13.6)	2.4	(16.7)	2.3
Provisions for (benefit from) income taxes(3)	(14.3)	2.5	11.1	1.5
Net income (loss) attributable to controlling interest(3)	$(23.6)	4.1	$16.5	2.3
Attendance (in thousands)	46,266	*	58,557	*
Average ticket price(4)	$8.52	*	$8.64	*
Average concessions per patron(5)	$3.27	*	$3.16	*

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

Q1 2011 Period Compared to Q1 2010 Period

Admissions

During the Q1 2011 Period, total admissions revenues decreased $111.6 million, or 22.1%, to $394.4 million, from $506.0 million in the Q1 2010 Period.  A 21.0% decline in attendance, coupled with a 1.4% decrease in average ticket prices, led to the decrease in the Q1 2011 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios. The Q1 2011 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Q1 2011 Period as compared to the films exhibited during the Q1 2010 Period, which included the record-breaking performances of Avatar and Alice in Wonderland.  A decrease in the percentage of our admissions revenues generated by premium-priced 3D and IMAX® films exhibited during the Q1 2011 Period, partially offset by price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary drivers of the overall decrease in our Q1 2011 Period average ticket price. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry’s results for the Q1 2011 Period as compared to the Q1 2010 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis in the Q1 2011 Period was attributable to a greater than industry decrease in the percentage of our admissions revenues generated by IMAX® films exhibited during the Q1 2011 Period.

Concessions

Total concessions revenues decreased $33.7 million, or 18.2%, to $151.3 million in the Q1 2011 Period, from $185.0 million in the Q1 2010 Period. Average concessions revenues per patron during the Q1 2011 Period increased 3.5%, to $3.27, from $3.16 for the Q1 2010 Period. The decrease in total concessions revenues during the Q1 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q1 2011 Period was primarily a result of selective price increases effected subsequent to the end of the Q1 2010 Period and an increase in popcorn sales volume during the Q1 2011 Period.

Other Operating Revenues

During the Q1 2011 Period, other operating revenues decreased $3.6 million, or 12.5%, to $25.2 million, from $28.8 million in the Q1 2010 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The decrease in other operating revenues during the Q1 2011 Period was primarily driven by decreases in attendance-driven revenues from our vendor marketing programs and decreases in our gift card and discount ticket program revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined to 49.7% during the Q1 2011 Period from 52.7% in the Q1 2010 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2011 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2010 Period, principally Avatar.

Cost of Concessions

For the Q1 2011 Period, cost of concessions as a percentage of concessions revenues was approximately 13.5%, compared to 14.4% for the Q1 2010 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2011 Period was primarily related to selective price increases effected subsequent to the end of the Q1 2010 Period, slightly lower raw material costs for certain items and an increase in popcorn sales volume.

Rent Expense

Rent expense decreased by $1.0 million, or 1.1%, to $93.7 million in the Q1 2011 Period, from $94.7 million in the Q1 2010 Period. The decrease in rent expense during the Q1 2011 Period was primarily attributable a reduction in rent associated with the closure of 171 screens subsequent to the end of the Q1 2010 Period along with lower contingent rent, partially offset by incremental rent associated with the 106 screens acquired from an affiliate of AMC during the second quarter of fiscal 2010.

Other Operating Expenses

During the Q1 2011 Period, other operating expenses decreased $23.6 million, or 11.9%, to $175.3 million, from $198.9 million in the Q1 2010 Period. The decrease in other operating expenses during the Q1 2011 Period was attributable to savings in theatre-level payroll and other attendance-driven costs, coupled with a reduction in costs associated with lower 3D and IMAX® film revenues.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 5.7%, to $16.8 million during the Q1 2011 Period, from $15.9 million in the Q1 2010 Period. As a percentage of total revenues, general and administrative expenses increased to 2.9% during the Q1 2011 Period, from 2.2% in the Q1 2010 Period. The increase in general and administrative expenses during the Q1 2011 Period was primarily attributable to increases in stock-based compensation expense and other corporate expenses during the period.

Depreciation and Amortization

During the Q1 2011 Period, depreciation and amortization expense decreased $4.2 million, or 7.5%, to $52.0 million, from $56.2 million in the Q1 2010 Period. The decrease in depreciation and amortization expense during the Q1 2011 Period as compared to the Q1 2010 Period was primarily due to a $3.4 million reduction in depreciation related to the replacement of 35mm film projectors with digital projection systems during fiscal 2010 and the Q1 2011 Period.

Income from Operations

Income from operations decreased $37.9 million, or 79.6%, to $9.7 million during the Q1 2011 Period, from $47.6 million in the Q1 2010 Period. The net decrease in income from operations during the Q1 2011 Period as compared to the Q1 2010 Period was primarily attributable to the decrease in total revenues, partially offset by a reduction in certain variable operating expense line items described above and a lower loss on disposal and impairment of operating assets ($6.7 million and $13.1 million, respectively, for the Q1 2011 Period and Q1 2010 Period).

Interest Expense, net

During the Q1 2011 Period, net interest expense increased $3.0 million, or 8.3%, to $39.0 million, from $36.0 million in the Q1 2010 Period. The increase in net interest expense during the Q1 2011 Period was principally due to incremental interest expense associated with the issuance of the $275.0 million 9 1/8% Senior Notes in August 2010 and a shift in our debt portfolio resulting from the Q1 2011 Period issuance of $250.0 million in aggregate principal of our 9 1/8% Senior Notes, of which $234.6 million was used to repay a portion of our Amended Senior Credit Facility.  These items were partially offset by a reduction in interest expense resulting from the repurchases of our 6 1/4% Convertible Senior Notes during fiscal 2010 and the Q1 2011 Period.

Earnings Recognized from NCM

The Company received $16.4 million and $19.4 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement described in Note 4 to the 2010 Audited Consolidated Financial Statements) during the Q1 2011 Period and Q1 2010 Period. Approximately $2.9 million and $3.3 million, respectively, of these cash distributions received during the Q1 2011 Period and the Q1 2010 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements. The decrease in earnings recognized from National CineMedia during the Q1 2011 Period as compared to the Q1 2010 Period was primarily attributable to slightly lower earnings of National CineMedia.

Income Taxes

The provision for (benefit from) income taxes of $(14.3) million and $11.1 million for the Q1 2011 Period and the Q1 2010 Period, respectively, reflect effective tax rates of approximately 37.6% and 40.4%, respectively.  The decrease in the effective tax rate for the Q1 2011 Period is primarily attributable to the state tax effects of the $21.9 million ($13.6 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded during the Q1 2011 Period and the accrual of interest on uncertain tax positions with state taxing authorities.  The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income (Loss) Attributable to Controlling Interest

Net income (loss) attributable to controlling interest for the Q1 2011 Period was $(23.6) million, which represents a decrease of $40.1 million, from net income attributable to controlling interest of $16.5 million during the Q1 2010 Period. The decrease in net income attributable to controlling interest for the Q1 2011 Period was primarily attributable to a reduction in operating income described above, the Q1 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility and to a lesser extent, incremental interest expense and lower earnings recognized from National CineMedia.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 9 1/8% Senior Notes. In addition, as described further below, the Indenture under the 9 1/8% Senior Notes limits the Company’s (and its restricted subsidiaries’) ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

Net cash flows provided by operating activities decreased by approximately $35.7 million to approximately $42.2 million for the Q1 2011 Period from approximately $77.9 million for the Q1 2010 Period. The decrease in net cash flows generated from operating activities for the Q1 2011 Period as compared to the Q1 2010 Period was primarily attributable to a reduction in operating income, partially offset by a slight decline in working capital due to the timing of certain Q1 2011 Period vendor and income tax payments.

Investing Activities

Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, adding new screens to existing theatres, upgrading the Company’s theatre facilities (including digital 3D, IMAX® and RPXSM screens) and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities.

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $85.0 million to $100.0 million in fiscal year 2011, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of March 31, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), is expected to substantially cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. We expect to outfit all of our screens with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011. As of March 31, 2011, we operated 2,806 screens outfitted with digital projection systems, 2,267 of which are digital 3D capable.

The Company has accelerated the deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment through the first half of 2011. We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

As described more fully in Note 3—“Investments,” on March 17, 2011, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 20.0% interest in NCM, Inc. as of March 31, 2011.

Net cash flows used in investing activities totaled approximately $28.8 million for the Q1 2011 Period compared to cash flows used in investing activities of approximately $50.7 million for the Q1 2010 Period.  The $21.9 million decrease in cash flows used in investing activities during the Q1 2011 Period, as compared to the Q1 2010 Period, was primarily attributable to a $20.5 million net reduction in cash contributions to our various investments in non-consolidated entities (principally DCIP), coupled with slightly higher proceeds from the disposition of assets of approximately $1.3 million during the Q1 2011 Period.

Financing Activities

On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, dated August 16, 2010, as supplemented by a First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture and a Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million aggregate principal amount of the Company’s 9 1/8% Senior Notes described herein and previously issued under the Indenture on August 16, 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used a portion the net proceeds from the 2011 offerings (approximately $234.6 million in the aggregate) to repay a portion of the Amended Senior Credit Facility. As a result of this repayment, coupled with the execution of the Refinancing Agreement described below, the Company recorded an aggregate loss on debt extinguishment of approximately $21.9 million during the quarter ended March 31, 2011.

On February 23, 2011, Regal Cinemas entered into the Refinancing Agreement with Regal, the Guarantors, Credit Suisse, and the Lenders, which amends and refinances the Term Facility under the Amended Senior Credit Facility described further in Note 5 to the 2010 Audited Consolidated Financial Statements.  Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced the New Term Loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017. Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

In addition to extending the maturity date of the New Term Loans, the Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Such applicable margin will be either 2.00% or 2.25% in the case of base rate loans and either 3.00% or 3.25% in the case of LIBOR rate loans. The Refinancing Agreement also amends the Second Amended and Restated Guaranty and Collateral Agreement, dated May 19, 2010, to exclude Margin Stock (as defined therein) from the grant of the security interest in the Collateral (as defined therein) used to secure the obligations under the Amended Senior Credit Facility.

As further described in Note 5 to the 2010 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Subsequent to the issuance of the 9 1/8% Senior Notes described above, during fiscal 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6¼% Convertible Senior Notes, at a redemption price of 100% of their principal amount, plus accrued interest.

As of March 31, 2011, we had approximately $1,003.5 million aggregate principal amount outstanding under the New Term Loans, $525.0 million aggregate principal amount outstanding under the 9 1/8% Senior Notes and $392.0 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes. As of March 31, 2011, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

As of March 31, 2011, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On April 28, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 15, 2011, to stockholders of record on June 3, 2011. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $96.5 million for the Q1 2011 Period compared to cash flows used in financing activities of approximately $33.7 million for the Q1 2010 Period.  The net increase in cash flows used in financing activities during the Q1 2011 Period as compared to the Q1 2010 Period of $62.8 million was primarily attributable to incremental net payments on long-term debt obligations (including the Amended Senior Credit Facility described above) of $243.4 million, $74.7 million used to fully redeem our 6¼% Convertible Senior Notes during the Q1 2011 Period, incremental debt acquisition costs and related to the Amended Senior Credit Facility and the 9 1/8% Senior Notes and incremental dividends paid to our shareholders during the Q1 2011 Period as compared to the Q1 2010 Period, partially offset by gross proceeds of $261.3 million received in connection with the Q1 2011 Period issuance of the 9 1/8% Senior Notes.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was approximately $53.1 million and $119.8 million for the Q1 2011 Period and the Q1 2010 Period, respectively.  The decrease in EBITDA for the Q1 2011 Period was primarily attributable to a decrease in operating income and the impact of the $21.9 million ($13.6 million after related tax effects) loss on debt extinguishment recorded during the Q1 2011 Period.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q1 2011 Period	Q1 2010 Period
EBITDA	$53.1	$119.8
Interest expense, net	(39.0)	(36.0)
Benefit from (provision for) income taxes	14.3	(11.1)
Deferred income taxes	(12.9)	(6.2)
Changes in operating assets and liabilities	(9.5)	(10.6)
Loss on debt extinguishment	21.9	—
Other items, net	14.3	22.0
Net cash provided by operating activities	$42.2	$77.9

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of March 31, 2011, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,943.1	$9.3	$24.2	$27.4	$1,882.2
Future interest on debt obligations(2)	901.3	137.7	239.9	235.6	288.1
Capital lease obligations, including interest(3)	18.9	3.5	6.6	5.2	3.6
Lease financing arrangements, including interest(3)	108.5	12.3	27.8	25.5	42.9
Purchase commitments(4)	75.7	54.5	21.2	—	—
Operating leases(5)	3,306.6	360.1	686.7	631.9	1,627.9
FIN 48 liabilities(6)	2.7	2.7	—	—	—
Other long term liabilities	1.0	0.3	0.6	0.1	—
Total	$6,357.8	$580.4	$1,007.0	$925.7	$3,844.7

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of March 31, 2011. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2010 Audited Consolidated Financial Statements.

(2)                                  Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $3.5 million of variable interest rate borrowings under the New Term Loans, $525.0 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, and approximately $11.8 million of other debt obligations) are based on the stated fixed rate or in the case of the $3.5 million of variable interest rate borrowings under the New Term Loans, the current interest rate as of March 31, 2011 (3.56%). Future interest payments on the Company’s hedged indebtedness as of March 31, 2011 (the remaining $1,000.0 million of borrowings under the New Term Loans) are based on (1) the applicable margin (as defined in Note 4—“Debt Obligations”) as of March 31, 2011 (3.25%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the 2010 Audited Consolidated Financial Statements.

(3)                             The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of March 31, 2011. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.24%, maturing in various installments through 2021. Refer to Note 5 to the 2010 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)                                  Includes estimated capital expenditures and investments to which we were committed as of March 31, 2011, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

(5)                                  We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the 2010 Audited Consolidated Financial Statements.

(6)                                  These amounts are included on our unaudited condensed consolidated balance sheet as of March 31, 2011 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $26.1 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)                                  In addition, as of March 31, 2011, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including interest rate risk and equity price risk. The Company’s interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the New Term Loans bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate or the base rate plus, in each case, an applicable margin.

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $1,000.0 million of variable rate debt obligations as of March 31, 2011) described in Note 4 —“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of March 31, 2011 and December 30, 2010, borrowings of $1,003.5 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.56% (as of March 31, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the

Company’s effective interest rate under the New Term Loans as of March 31, 2011, would increase or decrease interest expense by $1.4 million for the quarter ended March 31, 2011.

In addition, the Company is exposed to equity price risk associated with approximately 1.2 million shares of stock held in RealD, Inc. as described further in Note 11—“Fair Value of Financial Instruments.”  Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 28, 2011 with the Commission (File No. 001-31315) for the fiscal year ended December 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 31, 2011

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
December 31, 2010 — January 31, 2011	96,630	$12.40	—	$—
February 1, 2011 — February 28, 2011	—	—	—	—
March 1, 2011 — March 31, 2011	—	—	—	—
Total	96,630	$12.40	—	$—

(1)                              During the quarter ended March 31, 2011, the Company withheld approximately 96,630 shares of restricted stock at an aggregate cost of approximately $1.2 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 4. REMOVED AND RESERVED

Item 6. EXHIBITS

Exhibit Number	Description
4.1

First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.2

Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

4.3

Permitted Secured Refinancing Agreement, dated February 23, 2011, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 25, 2011, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 10, 2011	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1

First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.2

Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

4.3

Permitted Secured Refinancing Agreement, dated February 23, 2011, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 25, 2011, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.