Form 10-Q
period 2011-06-30
REGAL ENTERTAINMENT GROUP
filed 2011-08-09
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Class A Common Stock—130,858,826 shares outstanding at August 4, 2011

Class B Common Stock—23,708,639 shares outstanding at August 4, 2011

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195.5	$205.3
Trade and other receivables	41.3	77.3
Income tax receivable	12.6	18.0
Inventories	15.1	14.7
Prepaid expenses and other current assets	19.8	15.9
Assets held for sale	1.2	1.2
Deferred income tax asset	7.8	14.1
TOTAL CURRENT ASSETS	293.3	346.5
PROPERTY AND EQUIPMENT:
Land	125.4	129.7
Buildings and leasehold improvements	1,945.8	1,973.6
Equipment	983.1	984.1
Construction in progress	6.8	5.9
Total property and equipment	3,061.1	3,093.3
Accumulated depreciation and amortization	(1,455.1)	(1,402.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,606.0	1,690.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	21.4	22.2
DEFERRED INCOME TAX ASSET	65.1	81.2
OTHER NON-CURRENT ASSETS	203.3	173.4
TOTAL ASSETS	$2,367.9	$2,492.6
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$17.4	$95.8
Accounts payable	167.0	162.4
Accrued expenses	66.7	67.5
Deferred revenue	80.7	98.5
Interest payable	34.4	44.8
TOTAL CURRENT LIABILITIES	366.2	469.0
LONG-TERM DEBT, LESS CURRENT PORTION	1,931.2	1,897.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	63.0	66.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	11.8	13.3
NON-CURRENT DEFERRED REVENUE	350.8	342.4
OTHER NON-CURRENT LIABILITIES	183.2	195.7
TOTAL LIABILITIES	2,906.2	2,984.3
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,858,826 and 130,594,743 shares issued and outstanding at June 30, 2011 and December 30, 2010, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 30, 2011 and December 30, 2010	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(549.2)	(487.6)
Retained earnings	19.0	9.4
Accumulated other comprehensive loss, net	(6.7)	(12.2)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(536.8)	(490.3)
Noncontrolling interest	(1.5)	(1.4)
TOTAL DEFICIT	(538.3)	(491.7)
TOTAL LIABILITIES AND DEFICIT	$2,367.9	$2,492.6

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
REVENUES:
Admissions	$519.3	$506.0	$913.7	$1,012.0
Concessions	200.2	192.6	351.5	377.6
Other operating revenues	33.8	32.1	59.0	60.9
TOTAL REVENUES	753.3	730.7	1,324.2	1,450.5
OPERATING EXPENSES:
Film rental and advertising costs	273.1	269.8	469.3	536.5
Cost of concessions	27.3	26.8	47.8	53.5
Rent expense	96.8	94.3	190.5	189.0
Other operating expenses	190.0	199.6	365.3	398.5
General and administrative expenses (including share-based compensation of $2.2 and $2.1 for the quarters ended June 30, 2011 and July 1, 2010, and $4.1 and $3.6 for the two quarters ended June 30, 2011 and July 1, 2010, respectively)	16.0	17.2	32.8	33.1
Depreciation and amortization	49.8	54.4	101.8	110.6
Net loss on disposal and impairment of operating assets	3.4	2.6	10.1	15.7
TOTAL OPERATING EXPENSES	656.4	664.7	1,217.6	1,336.9
INCOME FROM OPERATIONS	96.9	66.0	106.6	113.6
OTHER EXPENSE (INCOME):
Interest expense, net	37.6	35.7	76.6	71.7
Loss on extinguishment of debt	—	18.4	21.9	18.4
Earnings recognized from NCM	(3.6)	(3.3)	(17.2)	(20.0)
Other, net	3.8	6.2	4.2	7.0
TOTAL OTHER EXPENSE (INCOME), NET	37.8	57.0	85.5	77.1
INCOME BEFORE INCOME TAXES	59.1	9.0	21.1	36.5
PROVISION FOR INCOME TAXES	24.3	4.3	10.0	15.4
NET INCOME	34.8	4.7	11.1	21.1
NONCONTROLLING INTEREST, NET OF TAX	—	0.1	0.1	0.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$34.8	$4.8	$11.2	$21.3
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.23	$0.03	$0.07	$0.14
Diluted	$0.23	$0.03	$0.07	$0.14
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,566	153,405	153,561	153,386
Diluted	154,443	154,447	154,534	154,609
Dividends declared per common share	$0.21	$0.18	$0.42	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11.1	$21.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.8	110.6
Amortization of debt discount and premium, net	0.4	3.0
Amortization of debt acquisition costs	2.1	3.9
Share-based compensation expense	4.1	3.6
Deferred income tax provision (benefit)	10.5	(12.4)
Net loss on disposal and impairment of operating assets	10.1	15.7
Equity in earnings of non-consolidated entities and other	2.6	5.3
Excess cash distribution on NCM shares	3.3	3.6
Loss on extinguishment of debt	21.9	18.4
Non-cash rent expense	2.2	1.3
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	41.4	(1.6)
Inventories	(0.4)	(2.3)
Prepaid expenses and other assets	(3.6)	(11.2)
Accounts payable	4.6	(21.8)
Income taxes payable	7.3	0.8
Deferred revenue	(19.9)	(6.1)
Accrued expenses and other liabilities	(16.9)	(5.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	182.6	126.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.1)	(54.2)
Proceeds from disposition of assets	12.9	20.4
Investment in non-consolidated entities	(32.3)	(29.8)
Distributions to partnership	(0.1)	(0.1)
Cash used for acquisition	—	(55.0)
NET CASH USED IN INVESTING ACTIVITIES	(59.6)	(118.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(64.9)	(55.5)
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	—
Cash used to redeem 6¼% Convertible Senior Notes	(74.7)	—
Net payments on long-term obligations	(247.5)	(23.1)
Proceeds from stock option exercises	0.1	0.7
Cash used to purchase treasury shares and other	(1.2)	(0.9)
Payment of debt acquisition costs	(5.9)	(19.6)
Debt discount paid on Amended Senior Credit Facility	—	(12.5)
NET CASH USED IN FINANCING ACTIVITIES	(132.8)	(110.9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9.8)	(103.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205.3	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195.5	$225.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(10.9)	$45.5
Cash paid for interest	$90.4	$65.9
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$10.4	$5.9
Investment in RealD, Inc.	—	5.7
Investment in DCIP	$—	$12.6
Property and equipment acquired with debt	$—	$13.3

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND JULY 1, 2010

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

Regal operates the largest theatre circuit in the United States, consisting of 6,653 screens in 534 theatres in 37 states and the District of Columbia as of June 30, 2011. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

Total comprehensive income for the quarters ended June 30, 2011 and July 1, 2010 was $34.0 million and $3.2 million, respectively.  Total comprehensive income for the two quarters ended June 30, 2011 and July 1, 2010 was $16.7 million and $16.1 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company’s interest rate swap arrangements and available-for-sale equity securities during the quarters and two quarters ended June 30, 2011 and July 1, 2010. The Company’s interest rate swap arrangements and available-for-sale equity securities are further described in Note 4—“Debt Obligations” and Note 11—“Fair Value of Financial Instruments.”

The Company has prepared the unaudited condensed consolidated balance sheet as of June 30, 2011 and the unaudited condensed consolidated statements of income and cash flows for the quarters and two quarters ended June 30, 2011 and July 1, 2010 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.  The December 30, 2010 unaudited condensed consolidated balance sheet information is derived from the 2010 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 30, 2011 are not necessarily indicative of the operating results that may be achieved for the full 2011 fiscal year.

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

The transaction included the acquisition of certain identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years. During the two quarters ended June 30, 2011 and July 1, 2010, the Company recognized $0.6 million and less than $0.1 million, respectively, of amortization related to these intangible assets.

3. INVESTMENTS

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, the Company entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the “DCIP Contributions”). The Company recorded such DCIP Contributions as an increase in its investment in DCIP. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  Such loss was presented as a component of “Net loss on disposal and impairment of operating assets” in the accompanying unaudited condensed consolidated statement of income for the two quarters ended July 1, 2010. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of June 30, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.

The changes in the carrying amount of our investment in DCIP for the two quarters ended June 30, 2011 are as follows (in millions):

Balance as of December 30, 2010	$32.1
Equity contributions(1)	12.6
Equity in loss of DCIP(2)	(2.6)
Balance as of June 30, 2011	$42.1

(1)                                 The Company effected additional cash investments in DCIP of approximately $12.6 million, during the two quarters ended June 30, 2011.

(2)                                 For the two quarters ended June 30, 2011, the Company recorded a loss of $2.6 million, representing its share of the net loss of DCIP.  Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

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

During June 2011, we completed our deployment of 3D compatible digital projection systems to across our circuit. With respect to the Company’s existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company has accelerated depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the two quarters ended June 30, 2011 and July 1, 2010, the Company recorded approximately $5.9 million and $12.0 million, respectively of accelerated depreciation related to such 35mm film projection equipment. As of June 30, 2011, we operated 3,520 screens outfitted with digital projection systems, 2,787 of which are digital 3D capable.

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

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in National CineMedia for the two quarters ended June 30, 2011 are as follows (in millions):

Balance as of December 30, 2010	$68.8
Receipt of additional common units(1)	10.4
Equity in earnings attributable to additional common units(2)	1.6
Earnings recognized from National CineMedia(3)	15.6
Distributions received from National CineMedia(3)	(18.9)
Balance as of June 30, 2011	$77.5

(1)                                 On March 17, 2011, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 17, 2011, the Company recorded an increase to its investment in National CineMedia of $10.4 million with a corresponding increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement between RCI and National CineMedia (“ESA”) following the units of revenue method. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of June 30, 2011.

(2)                                 The Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche totaled $1.6 million and $1.7 million during the two quarters ended June 30, 2011 and July 1, 2010, respectively. Such amounts have been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

(3)                                 During the two quarters ended June 30, 2011 and July 1, 2010, the Company received $18.9 million and $22.0 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement). Approximately $3.3 million and $3.7 million of these cash distributions received during the two quarters ended June 30, 2011 and July 1, 2010, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

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

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
Theatre access fees per patron	$3.9	$3.7	$6.9	$7.4
Theatre access fees per digital screen	1.4	1.4	2.8	2.7
Other NCM revenue	0.6	0.6	1.1	1.2
Amortization of ESA modification fees	1.3	1.2	2.6	2.3
Payments for beverage concessionaire advertising	(4.0)	(3.7)	(7.1)	(7.3)
Total	$3.2	$3.2	$6.3	$6.3

As of June 30, 2011, approximately $2.7 million and $2.8 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. As of December 30, 2010, approximately $2.1 million and $1.6 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited consolidated statement of operations information for National CineMedia for the quarters ended March 31, 2011 and April 1, 2010 is as follows (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Revenues	$70.8	$84.7
Income from operations	15.0	26.2
Net income	5.1	12.6

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter ended June 30, 2011.

Other Investments

During the quarter ended March 31, 2011, we announced the creation of Open Road Films, a new distribution company that is jointly owned by us and AMC.  The Company’s cumulative cash investment in Open Road totaled approximately $20.0 million as of June 30, 2011. We account for our investment in Open Road following the equity method of accounting.  For the two quarters ended June 30, 2011, the Company recorded a loss of approximately $1.5 million, representing its share of the net loss of Open Road.  The carrying value of the Company’s investment in Open Road as of June 30, 2011 was approximately $18.5 million and is included in the unaudited condensed consolidated balance sheet as a component of “Other Non-Current Assets.”

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company’s investment in RealD, Inc. as of June 30, 2011 was approximately $28.6 million. See Note 11—“Fair Value of Financial Instruments” for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within “Other Non-Current Assets.”

4. DEBT OBLIGATIONS

Debt obligations at June 30, 2011 and December 30, 2010 consist of the following (in millions):

	June 30, 2011	December 30, 2010
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,001.0	$1,232.5
Regal 9⅛% Senior Notes, including premium	535.6	275.0
Regal Cinemas 8⅝% Senior Notes, net of debt discount	392.2	391.7
Regal 6¼% Convertible Senior Notes, net of debt discount	—	74.4
Lease financing arrangements, weighted average interest rate of 11.25%, maturing in various installments through January 2021	68.9	71.5
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	14.0	15.4
Other	11.7	12.5
Total debt obligations	2,023.4	2,073.0
Less current portion	17.4	95.8
Total debt obligations, less current portion	$2,006.0	$1,977.2

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

On February 23, 2011, Regal Cinemas entered into a permitted secured refinancing agreement (the “Refinancing Agreement”) with Regal, the Guarantors, Credit Suisse, and the Lenders, which amended and refinanced the Term Facility under the Amended Senior Credit Facility.  Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced term loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017 (the “New Term Loans”). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

In addition to extending the maturity date of the New Term Loans, the Refinancing Agreement also amended the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin that is determined according to the consolidated leverage ratio of Regal Cinemas and its subsidiaries. Such applicable margin will be either 2.00% or 2.25% in the case of base rate loans and either 3.00% or 3.25% in the case of LIBOR rate loans. The Refinancing Agreement also amended the Second Amended and Restated Guaranty and Collateral Agreement, dated May 19, 2010, to exclude Margin Stock (as such term is defined therein) from the grant of the security interest in the Collateral (as such term is defined therein) used to secure the obligations under the Amended Senior Credit Facility.

In connection with the additional offerings of the Company’s 9⅛% Senior Notes (defined below) during the two quarters ended June 30, 2011 described below, the Company used a portion of the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility. As a result of this repayment, coupled with the execution of the Refinancing Agreement, the Company recorded an aggregate loss on extinguishment of debt of approximately $21.9 million during the quarter ended March 31, 2011.

As of June 30, 2011 and December 30, 2010, borrowings of $1,001.0 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.56% (as of June 30, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps described below is taken into account.

Regal 9⅛% Senior Notes— On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company’s issuance and sale of $275.0 million in aggregate principal amount of the Company’s 9⅛% Senior Notes due 2018 (the “9⅛% Senior Notes”). On August 16, 2010, the Company issued the 9⅛% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6¼% Convertible Senior Notes as described below under the heading “Regal 6¼% Convertible Senior Notes.”

On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9⅛% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9⅛% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and the Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million aggregate principal amount of the Company’s 9⅛% Senior Notes previously issued under the Indenture in 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility and for general corporate purposes.

The 9⅛% Senior Notes bear interest at a rate of 9.125% per year, payable semiannually in arrears in cash on February 15 and August 15 of each year. The 9⅛% Senior Notes mature on August 15, 2018. The 9⅛% Senior Notes are the Company’s senior unsecured obligations. They rank on parity with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s subordinated indebtedness. The 9⅛% Senior Notes are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the assets securing that indebtedness and to any indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries initially guarantee any of the Company’s obligations with respect to the 9⅛% Senior Notes.

Prior to August 15, 2014, the Company may redeem all or any part of the 9⅛% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. The Company may redeem the 9⅛% Senior Notes in whole or in part at any time on or after August 15, 2014 at the redemption prices specified in the Indenture. In addition, prior to August 15, 2013, the Company may redeem up to 35% of the original aggregate principal amount of the 9⅛% Senior Notes from the net proceeds of certain equity offerings at the redemption price specified in the Indenture.

If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their 9⅛% Senior Notes at a price equal to 101% of the principal amount of the 9⅛% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on its ability to pay dividends or make distributions on its capital stock, make loans or advances to its subsidiaries (or the Company), or transfer any properties or assets to its subsidiaries (or the Company); and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 9⅛% Senior Notes to be due and payable immediately.

Regal Cinemas 8⅝% Senior Notes—On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8⅝% Senior Notes due 2019 (the “8⅝% Senior Notes”) at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Interest on the 8⅝% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2010. The 8⅝% Senior Notes will mature on July 15, 2019.

The 8⅝% Senior Notes are Regal Cinemas’ general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of

Regal Cinemas’ existing and future subordinated indebtedness. The 8⅝% Senior Notes are effectively subordinated to all of Regal Cinemas’ existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas’ subsidiaries that are not guarantors of the 8⅝% Senior Notes.

The 8⅝% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the “Note Guarantors”). The guarantees of the 8⅝% Senior Notes are the Note Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Note Guarantors’ existing and future senior unsecured indebtedness, including the 9⅛% Senior Notes and rank senior in right of payment to all of the Note Guarantors’ existing and future subordinated indebtedness. The 8⅝% Senior Notes are effectively subordinated to all of the Note Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Note Guarantors’ subsidiaries that is not a guarantor of the 8⅝% Senior Notes.

Regal 6¼% Convertible Senior Notes— As further described in Note 5 to the 2010 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% convertible senior notes due March 15, 2011 (the “6¼% Convertible Senior Notes”).

Subsequent to the issuance of the 9⅛% Senior Notes described above, during the year ended December 30, 2010 (“fiscal 2010”), the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $5.2 million loss on extinguishment of debt during fiscal 2010.  During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6¼% Convertible Senior Notes at a redemption price of 100% of their principal amount, plus accrued interest.

Interest Rate Swaps

As described in Note 5 to the 2010 Audited Consolidated Financial Statements, during the year ended December 31, 2009 (“fiscal 2009”), Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These four interest rate swap agreements were designated to hedge approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.57% as of June 30, 2011 and 5.82% as of December 30, 2010.

Under the terms of the Company’s effective interest rate swap agreements as of June 30, 2011, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

See Note 11—“Fair Value of Financial Instruments” for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Other Long-Term Obligations—Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2010 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $24.3 million and $4.3 million for the quarters ended June 30, 2011 and July 1, 2010, respectively, reflect effective tax rates of approximately 41.1% and 47.8%, respectively.  The provision for income taxes of $10.0 million and $15.4 million for the two quarters ended June 30, 2011 and July 1, 2010, respectively, reflect effective tax rates of approximately 47.4% and 42.2%, respectively. The decrease in the effective tax rate for the quarter ended June 30, 2011 was primarily attributable to the state tax effects of the $18.4 million ($11.5 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded during the quarter ended July 1, 2010 and the accrual of interest on uncertain tax positions. The increase in the effective tax rate for the two quarters ended June 30, 2011 was primarily attributable to the accrual of interest on uncertain tax positions and other state and local tax matters. The effective tax rates for the quarters and two quarters ended June 30, 2011 and July 1, 2010 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  The Company maintains a valuation allowance against deferred tax assets of $15.6 million as of June 30, 2011 and December 30, 2010 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

During the quarter ended June 30, 2011, the Company reached an agreement with certain state taxing authorities regarding an uncertain tax position.  Settlement of the uncertain tax position resulted in a reduction to accrued gross interest and penalties of approximately $2.7 million during the two quarters ended June 30, 2011.  Coupled with a $0.8 million accrual of interest on other uncertain tax positions, the reduction in interest and penalties for the settlement has resulted in accrued gross interest and penalties of approximately $5.0 million as of June 30, 2011.  As of December 30, 2010, accrued gross interest and penalties totaled approximately $6.9 million.

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

Capital Stock

As of June 30, 2011, the Company’s authorized capital stock consisted of:

•                500,000,000 shares of Class A common stock, par value $0.001 per share;

•                200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                  50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of June 30, 2011, 130,858,826 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 30, 2011, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 30, 2011. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2010 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 30, 2011.

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

Stock Options

As of June 30, 2011, options to purchase a total of 510,038 shares of Class A common stock were outstanding under the Incentive Plan, and 980,862 shares remain available for future issuance under the Incentive Plan. There were no stock options granted during the quarters and two quarters ended June 30, 2011 and July 1, 2010 and no compensation expense related to stock options was recorded during the quarters and two quarters ended June 30, 2011 and July 1, 2010.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the two quarters ended June 30, 2011, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the two quarters ended June 30, 2011. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the two quarters ended July 1, 2010, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.7 million for the two quarters ended July 1, 2010. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the two quarters ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	526,742	$8.38	1.80
Granted during the period	—	—
Exercised during the period	(16,704)	4.03
Forfeited during the period	—	—
Outstanding options at end of period	510,038	8.52	1.31
Exercisable options at end of period	510,038	8.52	1.31

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

During the quarters ended June 30, 2011 and July 1, 2010, the Company recognized approximately $1.2 million and $1.1 million, respectively, of share-based compensation expense related to restricted share grants.  During the two quarters ended June 30, 2011 and July 1, 2010, the Company recognized approximately $2.3 million and $2.2 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 30, 2011, we have unrecognized compensation expense of $9.2 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended June 30, 2011:

Unvested at beginning of period	971,110
Granted during the period	349,856
Vested during the period	(316,803)
Forfeited during the period	(5,847)
Unvested at end of period	998,316

During the two quarters ended June 30, 2011, the Company paid two cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.4 million.  During the two quarters ended July 1, 2010, the Company paid two cash dividends of $0.18 on each share of outstanding restricted stock totaling approximately $0.4 million.

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

During the quarters ended June 30, 2011 and July 1, 2010, the Company recognized approximately $1.1 million and $1.0 million, respectively, of share-based compensation expense related to performance share grants.  During the two quarters ended June 30, 2011 and July 1, 2010, the Company recognized approximately $1.8 million and $1.4 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of “General and administrative expenses.”  As of June 30, 2011, we have unrecognized compensation expense of $10.7 million associated with performance share units.  During the quarter ended March 31, 2011, 173,451 performance share awards were effectively cancelled.  These awards were scheduled to vest on January 10, 2011, the one year anniversary of the calculation date. As of the calculation date, which was January 10, 2010, threshold performance goals were not satisfied, and therefore, all 173,451 restricted shares under this performance grant were cancelled as of January 10, 2011.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 30, 2011:

Unvested at beginning of period	1,115,363
Granted (based on target) during the period	376,902
Cancelled/forfeited during the period	(183,489)
Unvested at end of period	1,308,776

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

8. RELATED PARTY TRANSACTIONS

During the quarters and two quarters ended June 30, 2011 and July 1, 2010, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and two quarters ended June 30, 2011 and July 1, 2010, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended June 30, 2011 and July 1, 2010, the Company received approximately $0.2 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.  During each of the two quarters ended June 30, 2011 and July 1, 2010, the Company received approximately $0.3 million from the Anschutz affiliate for such management fees.  As of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.  This amount was paid to Regal during the quarter ended April 1, 2010.

9. EARNINGS PER SHARE

We compute earnings per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6¼% Convertible Senior Notes and the warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares, performance shares and the warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended June 30, 2011			Quarter Ended July 1, 2010			Two Quarters Ended June 30, 2011			Two Quarters Ended July 1, 2010
	Class A		Class B	Class A		Class B	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$29.4		$5.4	$4.1		$0.7	$9.5		$1.7	$18.0		$3.3
Denominator:
Weighted average common shares outstanding (in thousands)	129,857		23,709	129,696		23,709	129,852		23,709	129,677		23,709
Basic earnings per share	$0.23		$0.23	$0.03		$0.03	$0.07		$0.07	$0.14		$0.14
Numerator:
Allocation of undistributed earnings for basic computation	$29.4		$5.4	$4.1		$0.7	$9.5		$1.7	$18.0		$3.3
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5.4		—	0.7		—	1.7		—	3.3		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—		—	—		—	—		—	—		—
Interest expense on 6¼% Convertible Senior Notes	—	(1)	—	—	(1)	—	—		—	—		—
Allocation of undistributed earnings	$34.8		$5.4	$4.8		$0.7	$11.2		$1.7	$21.3		$3.3
Denominator:
Number of shares used in basic computation (in thousands)	129,857		23,709	129,696		23,709	129,852		23,709	129,677		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		―	23,709		―	23,709		―
Stock options	154		—	171		―	156		―	171
Restricted stock and performance shares	723		—	871		―	817		―	1,052		―
Conversion of 6¼% Convertible Senior Notes	—		—	―	(1)	―	―	(1)	―	―	(1)	―
Number of shares used in per share computations (in thousands)	154,443		23,709	154,447		23,709	154,534		23,709	154,609		23,709
Diluted earnings per share	$0.23		$0.23	$0.03		$0.03	$0.07		$0.07	$0.14		$0.14

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

In June 2011, the FASB issued new guidance under ASC Topic 220, Presentation of Comprehensive Income, to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively.  Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2011:

		Fair Value Measurements at June 30, 2011 Using
	Total Carrying Value at June 30, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available-for-sale(1)	$28.6	$—	$28.6	$—
Total assets at fair value	$28.6	$—	$28.6	$—
Liabilities:
Interest rate swaps(2)	$15.8	$—	$15.8	$—
Total liabilities at fair value	$15.8	$—	$15.8	$—

(1)                                  The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD, Inc. common stock at approximately $0.00667 per share. The stock options vest in three tranches upon the achievement of screen installation targets. During fiscal 2010, the Company vested in all three tranches to purchase a total of 1,222,780 shares of RealD, Inc. common stock. The Company exercised its right to purchase shares of RealD, Inc. common stock during December 2010. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and are recorded in the consolidated balance sheet in “Other Non-Current Assets” with a corresponding amount recorded to “Other Non-Current Liabilities” on the dates at which the options vested. The amount recorded in “Other Non-Current Liabilities” is being amortized on a straight-line basis to reduce RealD licensing expense recorded in “Other operating expenses” in the accompanying unaudited condensed consolidated statements of income. Recurring fair value adjustments to these shares are recorded to “Other Non-Current Assets” with a corresponding entry to “Accumulated other comprehensive loss” on a quarterly basis. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 2 of the valuation hierarchy, after consideration of the lock-

up period to which the Company is subject. As of June 30, 2011, the carrying value of the RealD, Inc. shares held by the Company was approximately $28.6 million. The corresponding amounts recorded in “Accrued expenses,” “Other Non-Current Liabilities” and “Accumulated other comprehensive loss, net” as of June 30, 2011 were $1.8 million, $19.2 million and $2.9 million (net of tax), respectively. The amount recorded in “Other Non-Current Liabilities” is being amortized on a straight-line basis to reduce RealD, Inc. license expense. Such amortization totaled $1.7 million for the two quarters ended June 30, 2011.

(2)                                  The fair value of the Company’s interest rate swaps described in Note 4—“Debt Obligations” is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of June 30, 2011, the aggregate fair value the Company’s four interest rate swaps was determined to be approximately $(15.8) million, which was recorded as components of “Other Non-Current Liabilities” ($11.0 million) and “Accrued expenses” ($4.8 million) with a corresponding amount of $(9.6) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  As of December 30, 2010, the aggregate fair value of the Company’s four interest rate swaps was determined to be approximately $(28.2) million, which was recorded as components of “Other Non-Current Liabilities” ($24.6 million) and “Accrued expenses” ($3.6 million) with a corresponding amount of $(17.1) million, net of tax, recorded to “Accumulated other comprehensive loss, net.” These interest rate swaps exhibited no ineffectiveness during the quarters and two quarters ended June 30, 2011 and July 1, 2010 and accordingly, the net gain (loss) on the swaps of $7.5 million and $(5.2) million, respectively, were reported as a component of other comprehensive loss for the two quarters ended June 30, 2011 and July 1, 2010.

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

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of June 30, 2011 and December 30, 2010. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9⅛% Senior Notes, the 8⅝% Senior Notes and the 6¼% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of June 30, 2011 and December 30, 2010. The aggregate carrying values and fair values of long-term debt at June 30, 2011 and December 30, 2010 consist of the following:

	June 30, 2011	December 30, 2010
	(in millions)
Carrying value	$1,928.8	$1,973.6
Fair value	$1,971.1	$2,026.6

12. SUBSEQUENT EVENTS

On July 28, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 19, 2011, to stockholders of record on September 9, 2011.

Subsequent to the quarter ended June 30, 2011, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with an effective date of June 30, 2012 and a maturity term of three years from the effective date of the swap.  The swap will require Regal Cinemas to pay interest at a fixed rate of 1.82% and receive interest at a variable rate. The interest rate swap is designated to hedge $200 million of variable rate debt obligations.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8⅝% Senior

Notes.  The 8⅝% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee Regal Cinemas’ other indebtedness (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated by the Commission, presents the condensed consolidating financial information separately for:

(i)                                     Regal, which is a guarantor of the 8⅝% Senior Notes;

(ii)                                  Regal Cinemas, which is the issuer of the 8⅝% Senior Notes;

(iii)                               The Subsidiary Guarantors, on a combined basis, which are guarantors of the 8⅝% Senior Notes;

(iv)                              The non-guarantor subsidiaries, on a combined basis, which are not guarantors of the 8⅝% Senior Notes;

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ ―	$ ―	$141.9	$53.6	$ ―	$195.5
Trade and other receivables, net	―	―	52.9	1.0	―	53.9
Other current assets	―	―	42.2	1.7	―	43.9
TOTAL CURRENT ASSETS	―	―	237.0	56.3	―	293.3
Property and equipment, net	21.5	―	1,555.9	40.9	(12.3)	1,606.0
Goodwill and other intangible assets	―	―	193.1	7.1	―	200.2
Deferred income tax asset	5.2	16.2	79.8	―	(36.1)	65.1
Other non-current assets	3.1	1,325.3	828.6	74.8	(2,028.5)	203.3
TOTAL ASSETS	$29.8	$1,341.5	$2,894.4	$179.1	$(2,076.9)	$2,367.9
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.7	$7.5	$ ―	$13.4	$(5.2)	$17.4
Accounts payable	0.2	―	155.8	11.0	―	167.0
Accrued expenses and other liabilities	18.4	15.9	142.1	5.4	―	181.8
TOTAL CURRENT LIABILITIES	20.3	23.4	297.9	29.8	(5.2)	366.2
Long-term debt, less current portion	545.6	1,385.6	―	―	―	1,931.2
Lease financing arrangements, less current portion	―	―	63.0	―	―	63.0
Capital lease obligations, less current portion	―	―	10.7	1.1	―	11.8
Deferred income tax liability	―	―	―	19.9	(19.9)	―
Other liabilities	0.6	―	507.6	25.8	―	534.0
TOTAL LIABILITIES	566.5	1,409.0	879.2	76.6	(25.1)	2,906.2
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(536.7)	(67.5)	2,017.0	102.2	(2,051.8)	(536.8)
Noncontrolling interest	―	―	(1.8)	0.3	―	(1.5)
TOTAL EQUITY (DEFICIT)	(536.7)	(67.5)	2,015.2	102.5	(2,051.8)	(538.3)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$29.8	$1,341.5	$2,894.4	$179.1	$(2,076.9)	$2,367.9

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ ―	$ ―	$152.4	$52.9	$ ―	$205.3
Trade and other receivables, net	―	―	93.8	1.5	―	95.3
Other current assets	―	―	42.5	3.4	―	45.9
TOTAL CURRENT ASSETS	―	―	288.7	57.8	―	346.5
Property and equipment, net	21.8	―	1,636.5	44.5	(12.3)	1,690.5
Goodwill and other intangible assets	―	―	193.9	7.1	―	201.0
Deferred income tax asset	2.1	―	100.8	―	(21.7)	81.2
Other non-current assets	5.8	1,454.9	491.2	67.1	(1,845.6)	173.4
TOTAL ASSETS	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$76.0	$12.5	$ ―	$13.4	$(6.1)	$95.8
Accounts payable	0.3	―	153.2	8.9	―	162.4
Accrued expenses and other liabilities	157.2	33.2	159.2	7.0	(145.8)	210.8
TOTAL CURRENT LIABILITIES	233.5	45.7	312.4	29.3	(151.9)	469.0
Long-term debt, less current portion	286.0	1,611.7	―	―	―	1,897.7
Lease financing arrangements, less current portion	―	―	66.2	―	―	66.2
Capital lease obligations, less current portion	―	―	12.1	1.2	―	13.3
Deferred income tax liability	―	―	―	21.7	(21.7)	—
Other liabilities	0.5	―	514.5	23.1	―	538.1
TOTAL LIABILITIES	520.0	1,657.4	905.2	75.3	(173.6)	2,984.3
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(490.3)	(202.5)	1,807.5	101.0	(1,706.0)	(490.3)
Noncontrolling interest	―	―	(1.6)	0.2	―	(1.4)
TOTAL EQUITY (DEFICIT)	(490.3)	(202.5)	1,805.9	101.2	(1,706.0)	(491.7)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$ ―	$ ―	$692.1	$62.8	$(1.6)	$753.3
OPERATING EXPENSES:
Film rental and advertising costs	―	―	250.9	22.2	―	273.1
Cost of concessions	―	―	24.5	2.8	―	27.3
Rent expense	―	―	87.9	9.6	(0.7)	96.8
Other operating expenses	―	―	171.9	18.1	―	190.0
General and administrative expenses	0.1	―	15.6	1.9	(1.6)	16.0
Depreciation and amortization	0.2	―	46.8	2.8	―	49.8
Net gain on disposal and impairment of operating assets	―	―	3.3	0.1	―	3.4
TOTAL OPERATING EXPENSES	0.3	―	600.9	57.5	(2.3)	656.4
INCOME (LOSS) FROM OPERATIONS	(0.3)	―	91.2	5.3	0.7	96.9
OTHER EXPENSE (INCOME):
Interest expense, net	12.3	23.8	1.4	0.1	―	37.6
Earnings recognized from NCM	―	―	(3.6)	―	―	(3.6)
Other, net	(42.3)	(55.8)	(14.8)	―	116.7	3.8
TOTAL OTHER EXPENSE (INCOME), NET	(30.0)	(32.0)	(17.0)	0.1	116.7	37.8
INCOME (LOSS) BEFORE INCOME TAXES	29.7	32.0	108.2	5.2	(116.0)	59.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.7)	(9.4)	36.3	2.1	―	24.3
NET INCOME (LOSS)	34.4	41.4	71.9	3.1	(116.0)	34.8
NONCONTROLLING INTEREST, NET OF TAX	―	―	―	―	―	―
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$34.4	$41.4	$71.9	$3.1	$(116.0)	$34.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$672.1	$60.4	$(1.8)	$730.7
OPERATING EXPENSES:
Film rental and advertising costs	—	—	248.2	21.6	—	269.8
Cost of concessions	—	—	24.3	2.5	—	26.8
Rent expense	—	—	84.6	9.7	—	94.3
Other operating expenses	—	—	180.6	19.0	—	199.6
General and administrative expenses	0.2	—	16.8	2.0	(1.8)	17.2
Depreciation and amortization	—	—	51.4	3.0	—	54.4
Net loss (gain) on disposal and impairment of operating assets	—	—	2.8	(0.2)	—	2.6
TOTAL OPERATING EXPENSES	0.2	—	608.7	57.6	(1.8)	664.7
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	63.4	2.8	—	66.0
OTHER EXPENSE (INCOME):
Interest expense, net	4.8	29.2	1.6	0.1	—	35.7
Earnings recognized from NCM	—	—	(3.3)	—	—	(3.3)
Other, net	(7.9)	(18.6)	27.2	—	23.9	24.6
TOTAL OTHER EXPENSE (INCOME), NET	(3.1)	10.6	25.5	0.1	23.9	57.0
INCOME (LOSS) BEFORE INCOME TAXES	2.9	(10.6)	37.9	2.7	(23.9)	9.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2.0)	(18.4)	23.3	1.4	—	4.3
NET INCOME (LOSS)	4.9	7.8	14.6	1.3	(23.9)	4.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$4.9	$7.8	$14.7	$1.3	$(23.9)	$4.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

TWO QUARTERS ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$ ―	$ ―	$1,218.6	$108.5	$(2.9)	$1,324.2
OPERATING EXPENSES:
Film rental and advertising costs	―	―	432.2	37.1	―	469.3
Cost of concessions	―	―	43.0	4.8	―	47.8
Rent expense	―	―	173.1	18.8	(1.4)	190.5
Other operating expenses	―	―	330.5	34.8	―	365.3
General and administrative expenses	0.2	―	32.2	3.3	(2.9)	32.8
Depreciation and amortization	0.3	―	95.5	6.0	―	101.8
Net loss on disposal and impairment of operating assets	―	―	10.0	0.1	―	10.1
TOTAL OPERATING EXPENSES	0.5	―	1,116.5	104.9	(4.3)	1,217.6
INCOME (LOSS) FROM OPERATIONS	(0.5)	―	102.1	3.6	1.4	106.6
OTHER EXPENSE (INCOME):
Interest expense, net	24.4	49.1	2.8	0.3	―	76.6
Earnings recognized from NCM	―	―	(17.2)	―	―	(17.2)
Other, net	(26.5)	(46.4)	(27.6)	―	126.6	26.1
TOTAL OTHER EXPENSE (INCOME), NET	(2.1)	2.7	(42.0)	0.3	126.6	85.5
INCOME (LOSS) BEFORE INCOME TAXES	1.6	(2.7)	144.1	3.3	(125.2)	21.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9.3)	(27.6)	45.4	1.5	―	10.0
NET INCOME (LOSS)	10.9	24.9	98.7	1.8	(125.2)	11.1
NONCONTROLLING INTEREST, NET OF TAX	―	―	0.1	―	―	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$10.9	$24.9	$98.8	$1.8	$(125.2)	$11.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

TWO QUARTERS ENDED JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,337.5	$116.3	$(3.3)	$1,450.5
OPERATING EXPENSES:
Film rental and advertising costs	—	—	495.3	41.2	—	536.5
Cost of concessions	—	—	48.5	5.0	—	53.5
Rent expense	—	—	169.4	19.6	—	189.0
Other operating expenses	—	—	360.6	37.9	—	398.5
General and administrative expenses	0.3	—	32.4	3.7	(3.3)	33.1
Depreciation and amortization	—	—	104.5	6.1	—	110.6
Net loss on disposal and impairment of operating assets	—	—	13.1	2.6	—	15.7
TOTAL OPERATING EXPENSES	0.3	—	1,223.8	116.1	(3.3)	1,336.9
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	113.7	0.2	—	113.6
OTHER EXPENSE (INCOME):
Interest expense, net	9.5	58.4	3.5	0.3	—	71.7
Earnings recognized from NCM	—	—	(20.0)	—	—	(20.0)
Other, net	(27.1)	(55.4)	7.0	—	100.9	25.4
TOTAL OTHER EXPENSE (INCOME), NET	(17.6)	3.0	(9.5)	0.3	100.9	77.1
INCOME (LOSS) BEFORE INCOME TAXES	17.3	(3.0)	123.2	(0.1)	(100.9)	36.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3.9)	(30.0)	48.6	0.7	—	15.4
NET INCOME (LOSS)	21.2	27.0	74.6	(0.8)	(100.9)	21.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$21.2	$27.0	$74.8	$(0.8)	$(100.9)	$21.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

TWO QUARTERS ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14.3)	$—	$193.9	$3.0	$—	$182.6
Cash Flows from Investing Activities:
Capital expenditures	—	—	(37.8)	(2.3)	—	(40.1)
Proceeds from disposition of assets	—	—	12.8	0.1	—	12.9
Investment in DCIP and other	—	—	(32.4)	—	—	(32.4)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(57.4)	(2.2)	—	(59.6)
Cash Flows from Financing Activities:
Cash used to pay dividends	(64.9)	—	—	—	—	(64.9)
Cash received (paid) to/from REG Parent Company	(101.4)	101.4	—	—	—	—
Cash received (paid) to/from subsidiary	—	(101.4)	101.4	—	—	—
Proceeds from issuance of Regal Entertainment Group 9⅛% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6¼% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Net payments on long-term obligations	(0.8)	—	(246.7)	—	—	(247.5)
Cash used to purchase treasury shares	(1.2)	—	—	—	—	(1.2)
Payment of debt acquisition costs and other	(4.0)	—	(1.8)	—	—	(5.8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.3	—	(147.1)	—	—	(132.8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(10.6)	0.8	—	(9.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	152.5	52.8	—	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$141.9	$53.6	$—	$195.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

TWO QUARTERS ENDED JULY 1, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13.0)	$—	$144.9	$(5.3)	$—	$126.6
Cash Flows from Investing Activities:
Capital expenditures	—	—	(51.9)	(2.3)	—	(54.2)
Proceeds from disposition of assets	—	—	20.4	—	—	20.4
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Investment in DCIP and other	—	—	(29.9)	—	—	(29.9)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(116.4)	(2.3)	—	(118.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(55.5)	—	—	—	—	(55.5)
Cash received (paid) to/from REG Parent Company	69.4	(69.4)	—	—	—	—
Cash received (paid) to/from subsidiary	—	69.4	(69.4)	—	—	—
Net payments on long-term obligations	(0.7)	—	(22.3)	(0.1)	—	(23.1)
Debt discount paid on amended senior credit facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs	—	—	(19.6)	—	—	(19.6)
Cash used to purchase treasury shares and other	(0.9)	—	—	—	—	(0.9)
Proceeds from stock option exercises	0.7	—	—	—	—	0.7
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13.0	—	(123.8)	(0.1)	—	(110.9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(95.3)	(7.7)	—	(103.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$172.4	$52.7	$—	$225.1

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,653 screens in 534 theatres in 37 states and the District of Columbia as of June 30, 2011. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and discount ticket programs, our relationship with National CineMedia and various other activities in our theatres.  Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”

contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of June 30, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 30, 2010, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2010.

During the two quarters ended June 30, 2011 (“Fiscal 2011 Period”), the Company entered into various financing transactions which are more fully described under “Liquidity and Capital Resources—Financing Activities” below. As discussed further under “Liquidity and Capital Resources—Investing Activities” below, during the Fiscal 2011 Period, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 22.1 million and as a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of June 30, 2011.

During the Fiscal 2011 Period, we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders.  Total cash dividends distributed to our stockholders during the Fiscal 2011 Period totaled approximately $64.9 million.

•                  We opened one new theatre with 12 screens and closed 6 theatres with 57 screens, ending the Fiscal 2011 Period with 534 theatres and 6,653 screens.

•                  We continued to embrace new technologies to deliver a premium movie-going experience for our customers on three complementary fronts:

First, during June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit.  As of June 30, 2011, we operated 3,520 screens outfitted with digital projection systems, 2,787 of which are digital 3D capable (approximately 42% of our total screens). We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013.

Second, during the Fiscal 2011 Period, we continued to expand our IMAX® footprint by installing an additional 7 IMAX® digital projection systems, bringing our total to 57 IMAX® screens as of June 30, 2011. We believe that expanding our IMAX® footprint, combined with a more favorable allocation of costs included in the new agreement, will continue to have a positive impact on our operating results.

Third, during the Fiscal 2011 Period, we added our proprietary large screen format known as RPXSM to 7 auditoriums, bringing our total to 14 RPXSM screens as of as of June 30, 2011. We have been encouraged by the initial results of RPXSM and expect to expand our RPXSM footprint to 15 to 20 auditoriums by the end of 2011.

We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

•                  Finally, during the Fiscal 2011 Period, we announced the creation of Open Road Films, a new distribution company that is jointly owned by us and AMC.  We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment.  Open Road Films expects to eventually distribute approximately eight to ten films per year, including one scheduled film, The Killer Elite, later in 2011.  As of June 30, 2011, we have invested approximately $20.0 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture.  We account for our investment in Open Road Films using the equity method of accounting.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2011 were estimated to have increased by approximately three percent in comparison to the second quarter of 2010. The industry’s box office results were positively impacted by strong attendance from the breadth and commercial appeal of the overall film slate during the second quarter of 2011.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended June 30, 2011 (“Q2 2011 Period”), the quarter ended July 1, 2010 (“Q2 2010 Period”), the Fiscal 2011 Period and the two quarters ended July 1, 2010 (“Fiscal 2010 Period”) (dollars in millions, except average ticket prices and average concessions per patron):

	Q2 2011 Period		Q2 2010 Period		Fiscal 2011 Period		Fiscal 2010 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$519.3	68.9%	$506.0	69.2%	$913.7	69.0%	$1,012.0	69.8%
Concessions	200.2	26.6	192.6	26.4	351.5	26.5	377.6	26.0
Other operating revenues	33.8	4.5	32.1	4.4	59.0	4.5	60.9	4.2
Total revenues	753.3	100.0	730.7	100.0	1,324.2	100.0	1,450.5	100.0
Operating expenses:
Film rental and advertising costs(1)	273.1	52.6	269.8	53.3	469.3	51.4	536.5	53.0
Cost of concessions(2)	27.3	13.6	26.8	13.9	47.8	13.6	53.5	14.2
Rent expense(3)	96.8	12.9	94.3	12.9	190.5	14.4	189.0	13.0
Other operating expenses(3)	190.0	25.2	199.6	27.3	365.3	27.6	398.5	27.5
General and administrative expenses (including share-based compensation expense of $2.2 and $2.1 for the Q2 2011 Period and the Q2 2010 Period, respectively, and $4.1 and $3.6 for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively,(3)	16.0	2.1	17.2	2.4	32.8	2.5	33.1	2.3
Depreciation and amortization(3)	49.8	6.6	54.4	7.4	101.8	7.7	110.6	7.6
Net loss on disposal and impairment of operating assets(3)	3.4	0.5	2.6	0.4	10.1	0.8	15.7	1.1
Total operating expenses(3)	656.4	87.1	664.7	91.0	1,217.6	91.9	1,336.9	92.2
Income from operations(3)	96.9	12.9	66.0	9.0	106.6	8.1	113.6	7.8
Interest expense, net(3)	37.6	5.0	35.7	4.9	76.6	5.8	71.7	4.9
Loss on extinguishment of debt(3)	―	―	18.4	2.5	21.9	1.7	18.4	1.3
Earnings recognized from NCM(3)	(3.6)	0.5	(3.3)	0.5	(17.2)	1.3	(20.0)	1.4
Provision for income taxes(3)	24.3	3.2	4.3	0.6	10.0	0.8	15.4	1.1
Net income attributable to controlling interest(3)	$34.8	4.6%	$4.8	0.7%	$11.2	0.8%	$21.3	1.5%
Attendance (in thousands)	59,342	*	57,823	*	105,608	*	116,380	*
Average ticket price(4)	$8.75	*	$8.75	*	$8.65	*	$8.70	*
Average concessions per patron(5)	$3.37	*	$3.33	*	$3.33	*	$3.24	*

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

Admissions

During the Q2 2011 Period, total admissions revenues, driven by a 2.6% increase in attendance, increased $13.3 million, or 2.6%, to $519.3 million, from $506.0 million in the Q2 2010 Period.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios.  The Q2 2011 Period increase in attendance was primarily attributable to the breadth and commercial appeal of the overall film slate during the Q2 2011 Period as compared to that of the Q2 2010 Period.  For the Q2 2011 Period, the average ticket price remained consistent with that of the Q2 2010 Period due to a slight decrease in the percentage of our admissions revenues generated by premium-priced IMAX® films exhibited during the Q2 2011 Period, offset by selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).  Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly ahead of the industry’s results for the Q2 2011 Period as compared to the Q2 2010 Period.

Total admissions revenues decreased $98.3 million during the Fiscal 2011 Period, or 9.7%, to $913.7 million, from $1,012.0 million in the Fiscal 2010 Period primarily due to a 9.3% decrease in attendance coupled with a 0.6% decline in average ticket prices.  The Fiscal 2011 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2011 Period as compared to the films exhibited during the Fiscal 2010 Period, which included the record-breaking performances of Avatar and Alice in Wonderland and strong attendance from other top tier releases such as Iron Man 2 and Toy Story 3.  The primary driver of the decrease in our Fiscal 2011 Period average ticket price was a decrease in the percentage of our admissions revenues generated by premium-priced 3D and IMAX® films exhibited during the Fiscal 2011 Period, partially offset by price increases identified during our ongoing periodic pricing reviews.

Concessions

Total concessions revenues increased $7.6 million, or 3.9%, to $200.2 million during the Q2 2011 Period, from $192.6 million for the Q2 2010 Period.  During the Fiscal 2011 Period, total concessions revenues decreased $26.1 million, or 6.9%, to $351.5 million, from $377.6 million in the Fiscal 2010 Period.  Average concessions revenues per patron during the Q2 2011 Period increased 1.2%, to $3.37, from $3.33 for the Q2 2010 Period and increased 2.8%, to $3.33 during the Fiscal 2011 Period, from $3.24 in the Fiscal 2010 Period. The increase in total concessions revenues during the Q2 2011 Period was attributable to the aforementioned increase in attendance during the period coupled with an increase in average concessions revenues per patron. The decrease in total concessions revenues during the Fiscal 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q2 2011 Period and the Fiscal 2011 Period was primarily a result of selective price increases effected subsequent to the end of the Q2 2010 Period and an increase in popcorn sales volume during the Q2 2011 Period and the Fiscal 2011 Period.

Other Operating Revenues

During the Q2 2011 Period, other operating revenues increased $1.7 million, or 5.3%, to $33.8 million,

from $32.1 million in the Q2 2010 Period. Other operating revenues decreased $1.9 million, or 3.1%, to $59.0 million during the Fiscal 2011 Period, from $60.9 million for the Fiscal 2010 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade game and other theatre revenues and revenues related to our gift card and discount ticket programs. The increase in other operating revenues during the Q2 2011 Period was primarily driven by increases in arcade game and other theatre revenues and an increase in revenues from our vendor marketing programs.  The decrease in other operating revenues during the Fiscal 2011 Period was primarily driven by decreases in revenues from our vendor marketing programs and decreases in our gift card and discount ticket program revenues, partially offset by increases in arcade game and other theatre revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 52.6% during the Q2 2011 Period from 53.3% in the Q2 2010 Period and for the Fiscal 2011 Period, decreased to 51.4% from 53.0% in the Fiscal 2010 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2011 Period was primarily attributable to a higher percentage of box office revenues generated by the top tier films exhibited during the Q2 2010 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar and other top tier films exhibited during the Fiscal 2010 Period.

Cost of Concessions

During the Q2 2011 Period, cost of concessions increased slightly by $0.5 million, or 1.9%, to $27.3 million as compared to $26.8 million during the Q2 2010 Period.  Cost of concessions decreased $5.7 million, or 10.7%, to $47.8 million during the Fiscal 2011 Period, from $53.5 million in the Fiscal 2010 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2011 Period was approximately 13.6%, compared to 13.9% during the Q2 2010 Period.  For the Fiscal 2011 Period, cost of concessions as a percentage of concession revenues was approximately 13.6% compared to 14.2% for the Fiscal 2010 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2011 Period and the Fiscal 2011 Period was primarily related to selective price increases effected subsequent to the end of the Q2 2010 Period, slightly lower raw material costs for certain items and an increase in popcorn sales volume.

Rent Expense

Rent expense increased by $2.5 million, or 2.7%, to $96.8 million in the Q2 2011 Period, from $94.3 million in the Q2 2010 Period.  During the Fiscal 2011 Period, rent expense totaled $190.5 million, an increase of $1.5 million, or 0.8% from the Fiscal 2010 Period. The increase in rent expense during the Q2 2011 Period was primarily related to higher contingent rent associated with increased admissions and concessions revenues during the period.  The increase in rent expense during the Fiscal 2011 Period was primarily incremental rent associated with the 106 screens acquired from an affiliate of AMC during the Q2 2010 Period, partially offset by a reduction in rent associated with the reduction in our screen count subsequent to the end of the Q2 2010 Period and lower contingent rent.

Other Operating Expenses

Other operating expenses decreased $9.6 million, or 4.8%, to $190.0 million in the Q2 2011 Period, from $199.6 million in the Q2 2010 Period.  During the Fiscal 2011 Period, other operating expenses decreased $33.2 million, or 8.3%, to $365.3 million, from $398.5 million in the Fiscal 2010 Period.  The decrease in other operating expenses during the Q2 2011 Period was attributable to savings in theatre-level payroll and other non-rent occupancy costs.  The decrease in other operating expenses during the Fiscal 2011 Period was attributable to savings in theatre-level payroll, other non-rent occupancy costs and a reduction in costs associated with lower 3D and IMAX® film revenues.

General and Administrative Expenses

For the Q2 2011 Period, general and administrative expenses decreased $1.2 million, or 7.0%, to $16.0 million as compared to $17.2 million in the Q2 2010 Period. General and administrative expenses decreased $0.3 million, or 0.9%, to $32.8 million during the Fiscal 2011 Period, from $33.1 million in the Fiscal 2010 Period. The decrease in general and administrative expenses during the Q2 2011 Period and the Fiscal 2011 Period was primarily attributable to decreases in legal and professional fees and other corporate expenses during such periods.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.6 million, or 8.5%, to $49.8 million for the Q2 2011 Period, from $54.4 million in the Q2 2010 Period. During the Fiscal 2011 Period, depreciation and amortization expense decreased $8.8 million, or 8.0%, to $101.8 million, from $110.6 million in the Fiscal 2010 Period.  The decrease in depreciation and amortization expense during the Q2 2011 Period and the Fiscal 2011 Period as compared to the Q2 2010 Period and the Fiscal 2010 Period was primarily due to a reduction in depreciation related to the replacement of 35mm film projectors with digital projection systems.

Income from Operations

During the Q2 2011 Period, income from operations increased $30.9 million, or 46.8%, to $96.9 million, from $66.0 million in the Q2 2010 Period.  Income from operations decreased $7.0 million, or 6.2%, to $106.6 million during the Fiscal 2011 Period, from $113.6 million in the Fiscal 2010 Period.  The net increase in income from operations during the Q2 2011 Period as compared to the Q2 2010 Period was primarily attributable to the increase in total revenues coupled with reductions in certain variable operating expense line items described above.  The net decrease in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to the decrease in total revenues, largely offset by a reduction in certain variable operating expense line items described above and a lower loss on disposal and impairment of operating assets ($10.1 million and $15.7 million, respectively, for the Fiscal 2011 Period and Fiscal 2010 Period).

Interest Expense, net

Net interest expense totaled $37.6 million for the Q2 2011 Period, which represents an increase of $1.9 million, or 5.3%, from the Q2 2010 Period.  During the Fiscal 2011 Period, net interest expense increased $4.9 million, or 6.8%, to $76.6 million, from $71.7 million in the Fiscal 2010 Period. The increase in net interest expense during the Q2 2011 Period and the Fiscal 2011 Period was principally due to incremental interest expense associated with the issuance of the $275.0 million in aggregate principal amount of our 9⅛% Senior Notes in August 2010 and a shift in our debt portfolio resulting from the first quarter of 2011 issuance of $250.0 million in aggregate principal amount of our 9⅛% Senior Notes, of which $234.6 million was used to repay a portion of our Amended Senior Credit Facility.  These items were partially offset by a reduction in interest expense resulting from the repurchases of our 6¼% Convertible Senior Notes subsequent to the Q2 2010 Period.

Earnings Recognized from NCM

The Company received $2.5 million and $2.6 million, respectively, in cash distributions from National CineMedia during the Q2 2011 Period and Q2 2010 Period. Approximately $0.4 million of these cash distributions received during each of these periods were recognized as a reduction in our investment in National CineMedia.  The Company received $18.9 million and $22.0 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement described in Note 4 to the 2010 Audited Consolidated Financial Statements) during the Fiscal 2011 Period and Fiscal 2010 Period. Approximately $3.3 million and $3.7 million, respectively, of these cash distributions received during the Fiscal 2011 Period and the Fiscal 2010 Period were recognized as a reduction in our investment in National CineMedia.  The remaining amounts were recognized in equity earnings during each of these periods and have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

The Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche (described further in Note 4—“Debt Obligations”) totaled $1.5 million and $1.1 million during the Q2 2011 Period and Q2 2010 Period, respectively and $1.6 million and $1.7 million during the Fiscal 2011 Period and Fiscal 2010 Period, respectively.  Such amounts have been included as a component of “Earnings recognized from NCM”

in the accompanying unaudited condensed consolidated financial statements.  The net $2.8 million decrease in “Earnings recognized from NCM” during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to slightly lower earnings of National CineMedia.

Income Taxes

The provision for income taxes of $24.3 million and $4.3 million for the Q2 2011 Period and the Q2 2010 Period, respectively, reflect effective tax rates of approximately 41.1% and 47.8%, respectively.  The provision for income taxes of $10.0 million and $15.4 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively, reflect effective tax rates of approximately 47.4% and 42.2%, respectively. The decrease in the effective tax rate for the Q2 2011 Period was primarily attributable to the state tax effects of the $18.4 million ($11.5 million after related tax effects) loss on debt extinguishment associated with the Amended Senior Credit Facility recorded during the Q2 2010 Period and the accrual of interest on uncertain tax positions. The increase in the effective tax rate for the Fiscal 2011 Period was primarily attributable to the accrual of interest on uncertain tax positions and other state and local tax matters. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q2 2011 Period, net income attributable to controlling interest totaled $34.8 million, which represents an increase of $30.0 million, from net income attributable to controlling interest of $4.8 million in the Q2 2010 Period.  Net income attributable to controlling interest for the Fiscal 2011 Period was $11.2 million, which represents a decrease of $10.1 million, from net income attributable to controlling interest of $21.3 million during the Fiscal 2010 Period.   The increase in net income attributable to controlling interest for the Q2 2011 Period was primarily attributable to an increase in operating income described above and the impact of the Q2 2010 Period loss on extinguishment of debt associated with the Amended Senior Credit Facility, partially offset by incremental net interest expense.  The decrease in net income attributable to controlling interest for the Fiscal 2011 Period was primarily attributable to a reduction in operating income described above, a higher loss on extinguishment of debt and incremental net interest expense during the period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8⅝% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 9⅛% Senior Notes. In addition, as described further below, the Indenture under the 9⅛% Senior Notes limits the Company’s (and its restricted subsidiaries’) ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

Net cash flows provided by operating activities increased by approximately $56.0 million to approximately $182.6 million for the Fiscal 2011 Period from approximately $126.6 million for the Fiscal 2010 Period. The increase in net cash flows generated from operating activities for the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to an increase in operating income, coupled with the timing of various Fiscal 2011 Period working capital items, such as trade and other receivables and certain vendor and income tax payments.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $75.0 million to $90.0 million in fiscal year 2011, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of June 30, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), is expected to substantially cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a 12-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. We expect to outfit all of our screens with digital projection systems by late 2012 or early 2013. As of June 30, 2011, we operated 3,520 screens outfitted with digital projection systems, 2,787 of which are digital 3D capable.

During June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit.  We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

As described more fully in Note 3—“Investments,” during the quarter ended March 31, 2011, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of June 30, 2011.

During the quarter ended March 31, 2011, we announced the creation of Open Road Films. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films expects to eventually distribute approximately eight to ten films per year, including one scheduled film later in 2011. As of June 30, 2011, we have invested approximately $20.0 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture. We account for our investment in Open Road Films using the equity method of accounting.

Net cash flows used in investing activities totaled approximately $59.6 million for the Fiscal 2011 Period compared to cash flows used in investing activities of approximately $118.7 million for the Fiscal 2010 Period.  The $59.1 million decrease in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to the impact of the $55.0 million acquisition of eight AMC theatres during the Fiscal 2010 Period, coupled with a $14.1 million reduction in capital expenditures during the Fiscal 2011 Period, partially offset by fewer proceeds from the disposition of assets of approximately $7.5 million and incremental cash contributions to our various investments in non-consolidated entities during the Fiscal 2011 Period.

Financing Activities

On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9⅛% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, dated August 16, 2010, as supplemented by a First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9⅛% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and a Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million in aggregate principal amount of the Company’s 9⅛% Senior Notes described herein and previously issued under the Indenture on August 16, 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility and for general corporate purposes.  As a result of this repayment, coupled with the execution of the Refinancing Agreement described below, the Company recorded an aggregate loss on extinguishment of debt of approximately $21.9 million during the quarter ended March 31, 2011.

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

As further described in Note 5 to the 2010 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Subsequent to the issuance of the 9⅛% Senior Notes issued during fiscal 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6¼% Convertible Senior Notes, at a redemption price of 100% of their principal amount, plus accrued interest.

As of June 30, 2011, we had approximately $1,001.0 million aggregate principal amount outstanding under the New Term Loans, $535.6 million aggregate principal amount outstanding (including premium) under the 9⅛% Senior Notes and $392.2 million aggregate principal amount outstanding (net of debt discount) under the 8⅝% Senior Notes. As of June 30, 2011, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

As of June 30, 2011, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On July 28, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 19, 2011, to stockholders of record on September 9, 2011. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $132.8 million for the Fiscal 2011 Period compared to cash flows used in financing activities of approximately $110.9 million for the Fiscal 2010 Period.  The net increase in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $21.9 million was primarily attributable to incremental net payments on long-term debt obligations (including the Amended Senior Credit Facility described above) of $211.9 million, $74.7 million used to fully redeem our 6¼% Convertible Senior Notes during the Fiscal 2011 Period and incremental dividends paid to our shareholders during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by gross proceeds of $261.3 million received in connection with the Fiscal 2011 Period issuance of the 9⅛% Senior Notes and lower debt acquisition costs during the Fiscal 2011 Period.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was approximately $146.5 million and $99.2 million for the Q2 2011 Period and the Q2 2010 Period, respectively, and $199.6 million and $219.0 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively.  The increase in EBITDA for the Q2 2011 Period was primarily attributable to an increase in operating income as described above and the impact of the Q2 2010 Period loss on extinguishment of debt associated with the Amended Senior Credit Facility.  The decrease in EBITDA during the Fiscal 2011 Period was primarily attributable to the reduction in operating income described above and a higher loss on extinguishment of debt during the period.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q2 2011 Period	Q2 2010 Period	Fiscal 2011 Period	Fiscal 2010 Period
EBITDA	$146.5	$99.2	$199.6	$219.0
Interest expense, net	(37.6)	(35.7)	(76.6)	(71.7)
Provision for income taxes	(24.3)	(4.3)	(10.0)	(15.4)
Deferred income taxes	23.4	(6.2)	10.5	(12.4)
Changes in operating assets and liabilities	22.0	(36.9)	12.5	(47.5)
Loss on extinguishment of debt	—	18.4	21.9	18.4
Other items, net	10.4	14.2	24.7	36.2
Net cash provided by operating activities	$140.4	$48.7	$182.6	$126.6

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of June 30, 2011, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,940.5	$9.3	$24.2	$27.4	$1,879.6
Future interest on debt obligations(2)	884.1	135.3	235.7	234.2	278.9
Capital lease obligations, including interest(3)	18.3	3.4	6.7	5.1	3.1
Lease financing arrangements, including interest(3)	105.5	12.8	27.8	24.8	40.1
Purchase commitments(4)	50.4	28.5	21.9	—	—
Operating leases(5)	3,282.4	361.2	694.2	637.1	1,589.9
FIN 48 liabilities(6)	—	—	—	—	—
Other long term liabilities	0.9	0.3	0.6	—	—
Total	$6,282.1	$550.8	$1,011.1	$928.6	$3,791.6

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)                                 These amounts are included on our unaudited condensed consolidated balance sheet as of June 30, 2011. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2010 Audited Consolidated Financial Statements.

(2)                                 Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $1.0 million of variable interest rate borrowings under the New Term Loans, $525.0 million outstanding under the 9⅛% Senior Notes, $400.0 million outstanding under the 8⅝% Senior Notes, and approximately $11.8 million of other debt obligations) are based on the stated fixed rate or in the case of the $1.0 million of variable interest rate borrowings under the New Term Loans, the current interest rate as of June 30, 2011

(3.50%). Future interest payments on the Company’s hedged indebtedness as of June 30, 2011 (the remaining $1,000.0 million of borrowings under the New Term Loans) are based on (1) the applicable margin (as defined in Note 4—“Debt Obligations”) as of June 30, 2011 (3.25%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the 2010 Audited Consolidated Financial Statements.

(3)                                 The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of June 30, 2011. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.25%, maturing in various installments through 2021. Refer to Note 5 to the 2010 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)                                 Includes estimated capital expenditures and investments to which we were committed as of June 30, 2011, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

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

(6)                                 These amounts are included on our unaudited condensed consolidated balance sheet as of June 30, 2011 and represent liabilities associated with unrecognized tax benefits. The table does not include approximately $26.5 million of recorded liabilities associated with unrecognized tax benefits for which we do not believe that the amount and timing of the payments are reasonably estimable.

(7)                                 In addition, as of June 30, 2011, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $1,000.0 million of variable rate debt obligations as of June 30, 2011) described in Note 4 —“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of June 30, 2011 and December 30, 2010, borrowings of $1,001.0 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.56% (as of June 30, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of June 30, 2011, would increase or decrease interest expense by $1.4 million for the quarter ended June 30, 2011.

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

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Item 4. [REMOVED AND RESERVED]

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 9, 2011	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.