Form 10-Q
period 2011-09-29
REGAL ENTERTAINMENT GROUP
filed 2011-11-08
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2011

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

Class A Common Stock—130,877,612 shares outstanding at November 3, 2011

Class B Common Stock—23,708,639 shares outstanding at November 3, 2011

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179.1	$205.3
Trade and other receivables	16.3	77.3
Income tax receivable	20.9	18.0
Inventories	13.4	14.7
Prepaid expenses and other current assets	23.3	15.9
Assets held for sale	1.2	1.2
Deferred income tax asset	9.1	14.1
TOTAL CURRENT ASSETS	263.3	346.5
PROPERTY AND EQUIPMENT:
Land	125.4	129.7
Buildings and leasehold improvements	1,946.7	1,973.6
Equipment	967.1	984.1
Construction in progress	11.7	5.9
Total property and equipment	3,050.9	3,093.3
Accumulated depreciation and amortization	(1,477.6)	(1,402.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,573.3	1,690.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	21.1	22.2
DEFERRED INCOME TAX ASSET	50.1	81.2
OTHER NON-CURRENT ASSETS	175.4	173.4
TOTAL ASSETS	$2,262.0	$2,492.6
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$20.4	$95.8
Accounts payable	112.3	162.4
Accrued expenses	75.0	67.5
Deferred revenue	53.9	98.5
Interest payable	27.5	44.8
TOTAL CURRENT LIABILITIES	289.1	469.0
LONG-TERM DEBT, LESS CURRENT PORTION	1,927.7	1,897.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	61.3	66.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	11.4	13.3
NON-CURRENT DEFERRED REVENUE	349.0	342.4
OTHER NON-CURRENT LIABILITIES	179.2	195.7
TOTAL LIABILITIES	2,817.7	2,984.3
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,858,826 and 130,594,743 shares issued and outstanding at September 29, 2011 and December 30, 2010, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 29, 2011 and December 30, 2010	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(547.1)	(487.6)
Retained earnings	11.9	9.4
Accumulated other comprehensive loss, net	(19.1)	(12.2)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(554.2)	(490.3)
Noncontrolling interest	(1.5)	(1.4)
TOTAL DEFICIT	(555.7)	(491.7)
TOTAL LIABILITIES AND DEFICIT	$2,262.0	$2,492.6

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended September 29, 2011	Quarter Ended September 30, 2010	Three Quarters Ended September 29, 2011	Three Quarters Ended September 30, 2010
REVENUES:
Admissions	$514.9	$486.1	$1,428.6	$1,498.1
Concessions	197.2	183.0	548.7	560.6
Other operating revenues	31.5	27.3	90.5	88.2
TOTAL REVENUES	743.6	696.4	2,067.8	2,146.9
OPERATING EXPENSES:
Film rental and advertising costs	273.5	254.7	742.8	791.2
Cost of concessions	26.9	25.9	74.7	79.4
Rent expense	95.5	96.7	286.0	285.7
Other operating expenses	195.7	196.7	561.0	595.2
General and administrative expenses (including share-based compensation of $2.2 and $1.9 for the quarters ended September 29, 2011 and September 30, 2010, and $6.3 and $5.5 for the three quarters ended September 29, 2011 and September 30, 2010, respectively)	16.9	16.5	49.7	49.6
Depreciation and amortization	48.0	51.9	149.8	162.5
Net loss (gain) on disposal and impairment of operating assets and other	6.0	(4.1)	16.1	11.6
TOTAL OPERATING EXPENSES	662.5	638.3	1,880.1	1,975.2
INCOME FROM OPERATIONS	81.1	58.1	187.7	171.7
OTHER EXPENSE (INCOME):
Interest expense, net	37.2	38.3	113.8	110.0
Loss on extinguishment of debt	—	4.0	21.9	22.4
Earnings recognized from NCM	(9.0)	(8.7)	(26.2)	(28.7)
Gain on sale of NCM, Inc. common stock	—	(52.0)	—	(52.0)
Other, net	13.3	8.5	17.5	15.5
TOTAL OTHER EXPENSE (INCOME), NET	41.5	(9.9)	127.0	67.2
INCOME BEFORE INCOME TAXES	39.6	68.0	60.7	104.5
PROVISION FOR INCOME TAXES	14.6	25.4	24.6	40.8
NET INCOME	25.0	42.6	36.1	63.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	0.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$25.0	$42.6	$36.2	$63.9
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.16	$0.28	$0.24	$0.42
Diluted	$0.16	$0.28	$0.23	$0.41
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,569	153,408	153,558	153,393
Diluted	154,486	154,322	154,513	154,513
Dividends declared per common share	$0.21	$0.18	$0.63	$0.54

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Quarters Ended September 29, 2011	Three Quarters Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36.1	$63.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149.8	162.5
Amortization of debt discount and premium, net	0.3	4.7
Amortization of debt acquisition costs	3.0	5.5
Share-based compensation expense	6.3	5.5
Deferred income tax provision (benefit)	26.7	(31.3)
Net loss on disposal and impairment of operating assets and other	16.1	11.6
Equity in earnings of non-consolidated entities and other	14.0	12.1
Excess cash distribution on NCM shares	5.1	5.1
Gain on sale of NCM, Inc common stock	—	(52.0)
Loss on extinguishment of debt	21.9	22.4
Proceeds from business interruption insurance claim	1.3	—
Non-cash rent expense	3.7	2.6
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	56.4	52.0
Inventories	1.3	(0.1)
Prepaid expenses and other assets	(7.2)	(8.0)
Accounts payable	(50.1)	(94.2)
Income taxes payable	13.1	13.4
Deferred revenue	(48.5)	(34.4)
Accrued expenses and other liabilities	(29.1)	(26.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	220.2	114.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.4)	(69.8)
Proceeds from disposition of assets	13.0	32.3
Proceeds from property insurance claim	0.2	—
Investment in non-consolidated entities	(34.3)	(29.8)
Distributions to partnership	(0.1)	(0.1)
Net proceeds from sale of NCM, Inc. common stock	—	66.0
Cash used for acquisition	—	(55.0)
NET CASH USED IN INVESTING ACTIVITIES	(78.6)	(56.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(97.4)	(83.3)
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	275.0
Cash used to repurchase 6¼% Convertible Senior Notes	(74.7)	(97.9)
Net payments on long-term obligations	(250.0)	(27.7)
Proceeds from stock option exercises	0.1	0.7
Cash used to purchase treasury shares and other	(1.2)	(0.9)
Payment of debt acquisition costs	(5.9)	(25.6)
Debt discount paid on Amended Senior Credit Facility	—	(12.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(167.8)	27.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26.2)	85.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205.3	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179.1	$414.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(9.0)	$54.2
Cash paid for interest	$134.0	$111.3
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$10.4	$5.9
Investment in RealD, Inc.	$—	$15.1
Investment in DCIP	$—	$12.6
Property and equipment acquired with debt	$—	$13.3

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2011 AND SEPTEMBER 30, 2010

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

Regal operates the largest theatre circuit in the United States, consisting of 6,605 screens in 528 theatres in 37 states and the District of Columbia as of September 29, 2011. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

Total comprehensive income for the quarters ended September 29, 2011 and September 30, 2010 was $12.6 million and $42.3 million, respectively.  Total comprehensive income for the three quarters ended September 29, 2011 and September 30, 2010 was $29.3 million and $58.4 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company’s interest rate swap arrangements and available-for-sale equity securities during the quarters and three quarters ended September 29, 2011 and September 30, 2010. The Company’s interest rate swap arrangements and available-for-sale equity securities are further described in Note 4—“Debt Obligations” and Note 11—“Fair Value of Financial Instruments.”

The Company has prepared the unaudited condensed consolidated balance sheet as of September 29, 2011 and the unaudited condensed consolidated statements of income and cash flows for the quarters and three quarters ended September 29, 2011 and September 30, 2010 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.  The December 30, 2010 unaudited condensed consolidated balance sheet information is derived from the 2010 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 29, 2011 are not necessarily indicative of the operating results that may be achieved for the full 2011 fiscal year.

2. ACQUISITION

Acquisition of Eight AMC Theatres

On May 24, 2010 and June 24, 2010, the Company acquired eight theatres with 106 screens located in Illinois, Indiana and Colorado from an affiliate of AMC Entertainment, Inc. (“AMC”). The Company purchased five of these AMC theatres representing 63 screens for approximately $55.0 million in cash and acquired the other three

AMC theatres representing 43 screens in exchange for two Regal theatres consisting of 26 screens. As of the acquisition date, the exchanged Regal theatres had a net book value of approximately $0.2 million. The Company accounted for the exchanged theatre assets as a non-monetary transaction and as such, allocated the net book value of the Regal theatres to the exchanged AMC theatres. Total cash paid of approximately $55.0 million was directly allocated to the other five AMC theatres using the acquisition method of accounting. Accordingly, the total cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, including an independent third party valuation. The results of operations of the eight acquired theatres have been included in the Company’s unaudited condensed consolidated financial statements for periods subsequent to the respective acquisition dates.

The following is a summary of the final allocation of the aggregate cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Property and equipment, net	$40.6
Intangible assets	14.4
Total purchase price	$55.0

The transaction included the acquisition of certain identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years. During the three quarters ended September 29, 2011 and September 30, 2010, the Company recognized approximately $0.3 million and $0.1 million, respectively, of amortization related to these intangible assets.

3. INVESTMENTS

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, Inc. (“Cinemark”) formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, the Company entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the “DCIP Contributions”). The Company recorded such DCIP Contributions as an increase in its investment in DCIP. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment.  Such loss was presented as a component of “Net loss on disposal and impairment of operating assets and other” in the accompanying unaudited condensed consolidated statement of income for the three quarters ended September 30, 2010. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million.

After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of September 29, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.

The changes in the carrying amount of our investment in DCIP for the three quarters ended September 29, 2011 are as follows (in millions):

Balance as of December 30, 2010	$32.1
Equity contributions(1)	14.6
Equity in loss of DCIP(2)	(5.0)
Balance as of September 29, 2011	$41.7

(1)           The Company effected additional cash investments in DCIP of approximately $14.6 million during the three quarters ended September 29, 2011.

(2)           For the three quarters ended September 29, 2011, the Company recorded a loss of $5.0 million, representing its share of the net loss of DCIP.  Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the three quarters ended September 29, 2011 and September 30, 2010, the Company incurred total rent of approximately $5.0 million and $0.9 million, respectively, associated with the leased digital projection systems.

During June 2011, we completed our deployment of 3D compatible digital projection systems to theatres across our circuit. The Company has accelerated depreciation of its owned 35mm film projection equipment that is scheduled to be replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of its useful life. To that end, during the three quarters ended September 29, 2011 and September 30, 2010, the Company recorded approximately $6.9 million and $16.4 million, respectively of accelerated depreciation related to such 35mm film projection equipment. As of September 29, 2011, we operated 4,057 screens outfitted with digital projection systems, 2,779 of which are digital 3D capable.

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

As described further below, during the quarter ended March 31, 2011, the Company received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia (“Additional Investments Tranche”) as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2010 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

Pursuant to the terms of the tax receivable agreement described more fully in Note 4 to the 2010 Audited Consolidated Financial Statements, the Company received payments of $7.0 million from NCM, Inc. during the three quarters ended September 29, 2011 with respect to NCM, Inc.’s 2009 and 2010 taxable years. During the quarter ended April 1, 2010, the Company received payments of $7.0 million with respect to NCM, Inc.’s 2008 and 2009 taxable years.  Such payments are accounted for using the equity method as described further below.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.   Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the three quarters ended September 29, 2011:

	As of the period ended				For the period ended
	Investment in NCM	Deferred Revenue	Due to NCM	Cash Received (Paid)	Earnings recognized from NCM	Other NCM Revenues
Balance as of December 30, 2010	$68.8	$(344.4)	$(1.3)	$—	$—	$—
Receipt of additional common units (1)	10.4	(10.4)	—	—	—	—
Payments to NCM for Consolidated screen integration	—	—	1.3	(1.9)	—	—
Receipt of excess cash distributions (2)	(3.8)	—	—	20.4	(16.6)	—
Receipt under tax receivable agreement (2)	(1.2)	—	—	7.0	(5.8)	—
Revenues earned under ESA (3)	—	—	—	6.5	—	(6.5)
Amortization of deferred revenue (4)	—	4.0	—	—	—	(4.0)
Equity in earnings attributable to additional common units (5)	3.8	—	—	—	(3.8)	—
Balance as of and for the period ended September 29, 2011	$78.0	$(350.8)	$—	$32.0	$(26.2)	$(10.5)

(1)           On March 17, 2011, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 17, 2011, the Company recorded an increase to its investment in National CineMedia of $10.4 million with a corresponding increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement between RCI and National CineMedia (“ESA”) following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of September 29, 2011.

(2)           During the three quarters ended September 29, 2011 and September 30, 2010, the Company received $27.4 million and $30.4 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement).

Approximately $5.0 million and $5.2 million of these cash distributions received during the three quarters ended September 29, 2011 and September 30, 2010, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

(3)           The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $4.0 million and $3.5 million for the three quarters ended September 29, 2011 and September 30, 2010, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $11.1 million and $11.0 million for the three quarters ended September 29, 2011 and September 30, 2010, respectively, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenue. These advertising revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements.

(4)           Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements.

(5)           Amounts represent the Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of “Earnings recognized from NCM” in the unaudited condensed consolidated financial statements.

As of September 29, 2011, approximately $1.6 million and $0.9 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. As of December 30, 2010, approximately $2.1 million and $1.6 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited consolidated statement of operations information for National CineMedia for the quarters and two quarters ended June 30, 2011 and July 1, 2010 is as follows (in millions):

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
Revenues	$114.0	$99.0	$184.8	$183.7
Income from operations	50.1	43.5	65.2	69.7
Net income	37.6	27.5	42.6	40.2

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter or three quarters ended September 29, 2011.

Other Investments

During the quarter ended March 31, 2011, we announced the creation of Open Road Films, a new distribution company jointly owned by us and AMC.  The Company’s cumulative cash investment in Open Road Films totaled approximately $20.0 million as of September 29, 2011. We account for our investment in Open Road Films following the equity method of accounting.  For the three quarters ended September 29, 2011, the Company recorded a loss of approximately $12.6 million, representing its share of the net loss of Open Road Films.  The carrying value of the Company’s investment in Open Road Films as of September 29, 2011 was approximately $7.4 million and is included in the unaudited condensed consolidated balance sheet as a component of “Other Non-Current Assets.”

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company’s investment in RealD, Inc. as of September 29, 2011 was approximately $12.2 million. See Note 11—“Fair Value of Financial Instruments” for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within “Other Non-Current Assets.”

4. DEBT OBLIGATIONS

Debt obligations at September 29, 2011 and December 30, 2010 consist of the following (in millions):

	September 29, 2011	December 30, 2010
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,001.0	$1,232.5
Regal 9 1/8% Senior Notes, including premium	535.2	275.0
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	392.4	391.7
Regal 6¼% Convertible Senior Notes, net of debt discount	—	74.4
Lease financing arrangements, weighted average interest rate of 11.26%, maturing in various installments through January 2021	67.6	71.5
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	13.7	15.4
Other	10.9	12.5
Total debt obligations	2,020.8	2,073.0
Less current portion	20.4	95.8
Total debt obligations, less current portion	$2,000.4	$1,977.2

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

As of September 29, 2011 and December 30, 2010, borrowings of $1,001.0 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of

5.31% (as of September 29, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps described below is taken into account.

Regal 9 1/8% Senior Notes— On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company’s issuance and sale of $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes due 2018 (the “9 1/8% Senior Notes”). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6 1/4% Convertible Senior Notes as described below under the heading “Regal 6¼% Convertible Senior Notes.”

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

The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the “Note Guarantors”). The guarantees of the 8 5/8% Senior Notes are the Note Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Note Guarantors’ existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes and rank senior in right of payment to all of the Note Guarantors’ existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of the Note Guarantors’ existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Note Guarantors’ subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

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

Interest Rate Swaps

As described in Note 5 to the 2010 Audited Consolidated Financial Statements, during the year ended December 31, 2009 (“fiscal 2009”), Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These four interest rate swap agreements were designated to hedge approximately $1,000.0 million of variable rate debt obligations at an effective rate of approximately 5.32% as of September 29, 2011 and 5.82% as of December 30, 2010.

Under the terms of the Company’s effective interest rate swap agreements as of September 29, 2011, Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $1,000.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the four interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

In addition, during the quarter ended September 29, 2011, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with an effective date of June 30, 2012 and a maturity term of three years from the effective date of the swap.  The swap will require Regal Cinemas to pay interest at a fixed rate of 1.82% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations.

See Note 11—“Fair Value of Financial Instruments” for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Other Long-Term Obligations— Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2010 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $14.6 million and $25.4 million for the quarters ended September 29, 2011 and September 30, 2010, respectively, reflect effective tax rates of approximately 36.9% and 37.4%, respectively.  The provision for income taxes of $24.6 million and $40.8 million for the three quarters ended September 29, 2011 and September 30, 2010, respectively, reflect effective tax rates of approximately 40.5% and 39.0%, respectively. The decrease in the effective tax rate for the quarter ended September 29, 2011 was primarily attributable to a reduction in the liability associated with the Company’s uncertain state tax positions during the quarter ended September 29, 2011. The increase in the effective tax rate for the three quarters ended September 29, 2011 was primarily attributable to a state tax benefit recognized during the three quarters ended September 30, 2010. The effective rates for the quarters and three quarters ended September 29, 2011 and September 30, 2010 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  The Company maintains a valuation allowance against deferred tax assets of $15.6 million as of September 29, 2011 and December 30, 2010 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

During the three quarters ended September 29, 2011, the Company reached an agreement with certain state taxing authorities regarding an uncertain tax position.  Settlement of the uncertain tax position resulted in a reduction to accrued gross interest and penalties of approximately $2.7 million during the three quarters ended September 29, 2011. Coupled with a $0.9 million net increase in accrued interest attributable to other uncertain state tax positions, the reduction in interest and penalties for the settlement has resulted in accrued gross interest and penalties of approximately $5.1 million as of September 29, 2011. As of December 30, 2010, accrued gross interest and penalties totaled approximately $6.9 million.

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

As further described in Note 3, the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service (“IRS”) is currently examining National CineMedia’s 2007 and 2008 income tax returns and, as of September 29, 2011, has proposed an adjustment related to the characterization of cash received by National CineMedia’s founding members, including the Company, at or around the time of NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations. With respect to the Company’s financial position, management believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits or any potential settlement is not reasonably estimable as of September 29, 2011.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 29, 2011, the Company’s authorized capital stock consisted of:

•              500,000,000 shares of Class A common stock, par value $0.001 per share;

•              200,000,000 shares of Class B common stock, par value $0.001 per share; and

•              50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of September 29, 2011, 130,858,826 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 29, 2011, all of which are held by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 29, 2011. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2010 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 29, 2011.

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

Stock Options

As of September 29, 2011, options to purchase a total of 510,038 shares of Class A common stock were outstanding under the Incentive Plan, and 984,043 shares remain available for future issuance under the Incentive Plan. There were no stock options granted during the quarters and three quarters ended September 29, 2011 and September 30, 2010 and no compensation expense related to stock options was recorded during the quarters and three quarters ended September 29, 2011 and September 30, 2010.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the three quarters ended September 29, 2011, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the three quarters ended September 29, 2011. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the three quarters ended September 30, 2010, our unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.7 million for the three quarters ended September 30, 2010. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the three quarters ended September 29, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	526,742	$8.38	1.80
Granted during the period	—	—
Exercised during the period	(16,704)	4.03
Forfeited during the period	—	—
Outstanding options at end of period	510,038	8.52	1.05
Exercisable options at end of period	510,038	8.52	1.05

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

During the quarters ended September 29, 2011 and September 30, 2010, the Company recognized approximately $1.2 million and $1.1 million, respectively, of share-based compensation expense related to restricted share grants.  During the three quarters ended September 29, 2011 and September 30, 2010, the Company recognized approximately $3.4 million and $3.3 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 29, 2011, we have unrecognized compensation expense of $8.0 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended September 29, 2011:

Unvested at beginning of period	971,110
Granted during the period	349,856
Vested during the period	(316,803)
Forfeited during the period	(7,064)
Unvested at end of period	997,099

During the three quarters ended September 29, 2011, the Company paid three cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.6 million.  During the three quarters ended September 30, 2010, the Company paid three cash dividends of $0.18 on each share of outstanding restricted stock totaling approximately $0.6 million.

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

During the quarters ended September 29, 2011 and September 30, 2010, the Company recognized approximately $1.0 million and $0.8 million, respectively, of share-based compensation expense related to performance share grants.  During the three quarters ended September 29, 2011 and September 30, 2010, the Company recognized approximately $2.9 million and $2.2 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of “General and administrative expenses.”  As of September 29, 2011, we have unrecognized compensation expense of $9.7 million associated with performance share units.  During the quarter ended March 31, 2011, 173,451 performance share awards were effectively cancelled.  These awards were scheduled to vest on January 10, 2011, the one year anniversary of the calculation date. As of the calculation date, which was January 10, 2010, threshold performance goals were not satisfied, and therefore, all 173,451 restricted shares under this performance grant were cancelled as of January 10, 2011.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 29, 2011:

Unvested at beginning of period	1,115,363
Granted (based on target) during the period	376,902
Cancelled/forfeited during the period	(185,453)
Unvested at end of period	1,306,812

The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.7 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

                In addition, we, from time to time, receive letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that while open captioning may not be required by the ADA, closed captioning is so required. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but are further evaluating our options in the digital format and potential compliance issues related to same.

                Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. On December 9, 2010, we learned that the District Attorney for Kings County, New York, filed a criminal complaint against the Company and the manager of the Company’s theater located at 3907 Shore Parkway, Brooklyn, New York (the “Sheepshead Bay Theater”). The complaint alleges, among other things, that there were multiple instances where sewage from the Sheepshead Bay Theater was released into the waters of the State of New York without a valid permit. On or about September 22, 2011 the parties mutually resolved all charges and the parties continue to work together toward a resolution of the physical aspects of the facility and sewage system issues.

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

8. RELATED PARTY TRANSACTIONS

During the quarters and three quarters ended September 29, 2011 and September 30, 2010, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and three quarters ended September 29, 2011 and September 30, 2010, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended September 29, 2011 and September 30, 2010, the Company received approximately $0.2 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.  During the three quarters ended September 29, 2011 and September 30, 2010, the Company received approximately $0.5 million and $0.4 million, respectively, from the Anschutz affiliate for such management fees.  As of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre.  This amount was paid to Regal during the quarter ended April 1, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended September 29, 2011		Quarter Ended September 30, 2010			Three Quarters Ended September 29, 2011			Three Quarters Ended September 30, 2010
	Class A	Class B	Class A		Class B	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$21.1	$3.9	$36.0		$6.6	$30.6		$5.6	$54.0		$9.9
Denominator:
Weighted average common shares outstanding (in thousands)	129,860	23,709	129,699		23,709	129,849		23,709	129,684		23,709
Basic earnings per share	$0.16	$0.16	$0.28		$0.28	$0.24		$0.24	$0.42		$0.42
Numerator:
Allocation of undistributed earnings for basic computation	$21.1	$3.9	$36.0		$6.6	$30.6		$5.6	$54.0		$9.9
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3.9	—	6.6		—	5.6		—	9.9		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	—	—		—	—		(0.1)	—		(0.1)
Interest expense on 6¼% Convertible Senior Notes	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Allocation of undistributed earnings	$25.0	$3.9	$42.6		$6.6	$36.2		$5.5	$63.9		$9.8
Denominator:
Number of shares used in basic computation (in thousands)	129,860	23,709	129,699		23,709	129,849		23,709	129,684		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709		—	23,709		—	23,709		—
Stock options	140	—	144		—	151		—	162		—
Restricted stock and performance shares	777	—	770		—	804		—	958		—
Conversion of 6¼% Convertible Senior Notes	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,486	23,709	154,322		23,709	154,513		23,709	154,513		23,709
Diluted earnings per share	$0.16	$0.16	$0.28		$0.28	$0.23		$0.23	$0.41		$0.41

(1)           No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and became effective for the Company as of the beginning of fiscal 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial results.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 29, 2011:

		Fair Value Measurements at September 29, 2011 Using
	Total Carrying Value at September 29, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available-for-sale(1)	$12.2	$12.2	$—	$—
Total assets at fair value	$12.2	$12.2	$—	$—
Liabilities:
Interest rate swaps(2)	$19.9	$—	$19.9	$—
Total liabilities at fair value	$19.9	$—	$19.9	$—

(1)           The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to “Other Non-Current Assets” with a corresponding entry to “Accumulated other comprehensive loss” on a quarterly basis.  During the three quarters ended September 29, 2011, the Company recorded a reduction in its investment in RealD, Inc. of approximately $19.7 million and a corresponding debit ($11.9 million, net of tax) to “Accumulated other comprehensive loss, net.”

(2)           The fair value of the Company’s interest rate swaps described in Note 4—“Debt Obligations” is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of September 29, 2011, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(19.9) million, which was recorded as components of “Other Non-Current Liabilities” ($4.4 million) and “Accrued expenses” ($15.5 million) with a corresponding amount of $(12.0) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  As of December 30, 2010, the aggregate fair value of the Company’s interest rate swaps was determined to be approximately $(28.2) million, which was recorded as components of “Other Non-Current Liabilities” ($24.6 million) and “Accrued expenses” ($3.6 million) with a corresponding amount of $(17.1) million, net of tax, recorded to “Accumulated other comprehensive loss, net.” These interest rate swaps exhibited no ineffectiveness during the quarters and three quarters ended September 29, 2011 and September 30, 2010 and accordingly, the net gain (loss) on the swaps of $5.1 million and $(7.0) million, respectively, were reported as a component of other comprehensive loss for the three quarters ended September 29, 2011 and September 30, 2010.

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

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—“Debt Obligations,” which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of September 29, 2011 and December 30, 2010. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes and the 6¼% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of September 29, 2011 and December 30, 2010. The aggregate carrying values and fair values of long-term debt at September 29, 2011 and December 30, 2010 consist of the following:

	September 29, 2011	December 30, 2010
	(in millions)
Carrying value	$1,928.6	$1,973.6
Fair value	$1,914.5	$2,026.6

12. SUBSEQUENT EVENTS

On September 30, 2011, one of our interest rate swap agreements designated to hedge approximately $200.0 million of variable rate obligations matured.  This swap required Regal Cinemas to pay interest at 2.15% and receive interest of a variable rate.

On October 27, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 16, 2011, to stockholders of record on December 7, 2011.

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

(v)                                 Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Regal, Regal Cinemas, the Subsidiary Guarantors and the non-

guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record  consolidating entries; and

(vi)                              Regal and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$131.5	$47.6	$—	$179.1
Trade and other receivables, net	—	—	36.7	0.5	—	37.2
Other current assets	—	—	42.1	5.5	(0.6)	47.0
TOTAL CURRENT ASSETS	—	—	210.3	53.6	(0.6)	263.3
Property and equipment, net	21.4	—	1,524.8	39.6	(12.5)	1,573.3
Goodwill and other intangible assets	—	—	192.8	7.1	—	199.9
Deferred income tax asset	4.7	—	64.7	—	(19.3)	50.1
Other non-current assets	—	1,312.7	821.1	75.7	(2,034.1)	175.4
TOTAL ASSETS	$26.1	$1,312.7	$2,813.7	$176.0	$(2,066.5)	$2,262.0
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.9	$10.1	$—	$13.4	$(5.0)	$20.4
Accounts payable	0.3	—	105.3	6.7	—	112.3
Accrued expenses and other liabilities	33.2	21.1	124.9	4.3	(27.1)	156.4
TOTAL CURRENT LIABILITIES	35.4	31.2	230.2	24.4	(32.1)	289.1
Long-term debt, less current portion	544.3	1,383.4	—	—	—	1,927.7
Lease financing arrangements, less current portion	—	—	61.3	—	—	61.3
Capital lease obligations, less current portion	—	—	10.3	1.1	—	11.4
Deferred income tax liability	—	—	—	19.3	(19.3)	—
Other liabilities	0.6	—	501.9	25.7	—	528.2
TOTAL LIABILITIES	580.3	1,414.6	803.7	70.5	(51.4)	2,817.7
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(554.2)	(101.9)	2,011.8	105.2	(2,015.1)	(554.2)
Noncontrolling interest	—	—	(1.8)	0.3	—	(1.5)
TOTAL EQUITY (DEFICIT)	(554.2)	(101.9)	2,010.0	105.5	(2,015.1)	(555.7)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$26.1	$1,312.7	$2,813.7	$176.0	$(2,066.5)	$2,262.0

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$152.4	$52.9	$—	$205.3
Trade and other receivables, net	—	—	93.8	1.5	—	95.3
Other current assets	—	—	42.5	3.4	—	45.9
TOTAL CURRENT ASSETS	—	—	288.7	57.8	—	346.5
Property and equipment, net	21.8	—	1,636.5	44.5	(12.3)	1,690.5
Goodwill and other intangible assets	—	—	193.9	7.1	—	201.0
Deferred income tax asset	2.1	—	100.8	—	(21.7)	81.2
Other non-current assets	5.8	1,454.9	491.2	67.1	(1,845.6)	173.4
TOTAL ASSETS	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$76.0	$12.5	$—	$13.4	$(6.1)	$95.8
Accounts payable	0.3	—	153.2	8.9	—	162.4
Accrued expenses and other liabilities	157.2	33.2	159.2	7.0	(145.8)	210.8
TOTAL CURRENT LIABILITIES	233.5	45.7	312.4	29.3	(151.9)	469.0
Long-term debt, less current portion	286.0	1,611.7	—	—	—	1,897.7
Lease financing arrangements, less current portion	—	—	66.2	—	—	66.2
Capital lease obligations, less current portion	—	—	12.1	1.2	—	13.3
Deferred income tax liability	—	—	—	21.7	(21.7)	—
Other liabilities	0.5	—	514.5	23.1	—	538.1
TOTAL LIABILITIES	520.0	1,657.4	905.2	75.3	(173.6)	2,984.3
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(490.3)	(202.5)	1,807.5	101.0	(1,706.0)	(490.3)
Noncontrolling interest	—	—	(1.6)	0.2	—	(1.4)
TOTAL EQUITY (DEFICIT)	(490.3)	(202.5)	1,805.9	101.2	(1,706.0)	(491.7)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$29.7	$1,454.9	$2,711.1	$176.5	$(1,879.6)	$2,492.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED SEPTEMBER 29, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$681.8	$63.6	$(1.8)	$743.6
OPERATING EXPENSES:
Film rental and advertising costs	—	—	251.0	22.5	—	273.5
Cost of concessions	—	—	24.2	2.7	—	26.9
Rent expense	—	—	86.9	9.3	(0.7)	95.5
Other operating expenses	—	—	176.9	18.8	—	195.7
General and administrative expenses	0.1	—	16.6	2.0	(1.8)	16.9
Depreciation and amortization	0.1	—	45.4	2.5	—	48.0
Net gain (loss) on disposal and impairment of operating assets and other	—	—	6.1	(0.1)	—	6.0
TOTAL OPERATING EXPENSES	0.2	—	607.1	57.7	(2.5)	662.5
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	74.7	5.9	0.7	81.1
OTHER EXPENSE (INCOME):
Interest expense, net	12.3	23.3	1.4	0.2	—	37.2
Earnings recognized from NCM	—	—	(9.0)	—	—	(9.0)
Other, net	(33.2)	(45.7)	(5.7)	—	97.9	13.3
TOTAL OTHER EXPENSE (INCOME), NET	(20.9)	(22.4)	(13.3)	0.2	97.9	41.5
INCOME (LOSS) BEFORE INCOME TAXES	20.7	22.4	88.0	5.7	(97.2)	39.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.6)	(9.9)	26.8	2.3	—	14.6
NET INCOME (LOSS)	25.3	32.3	61.2	3.4	(97.2)	25.0
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$25.3	$32.3	$61.2	$3.4	$(97.2)	$25.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$638.3	$59.7	$(1.6)	$696.4
OPERATING EXPENSES:
Film rental and advertising costs	—	—	233.8	20.9	—	254.7
Cost of concessions	—	—	23.3	2.6	—	25.9
Rent expense	—	—	87.9	9.5	(0.7)	96.7
Other operating expenses	—	—	177.9	18.8	—	196.7
General and administrative expenses	0.1	—	16.2	1.8	(1.6)	16.5
Depreciation and amortization	0.1	—	48.9	2.9	—	51.9
Net gain on disposal and impairment of operating assets and other	—	—	(4.1)	—	—	(4.1)
TOTAL OPERATING EXPENSES	0.2	—	583.9	56.5	(2.3)	638.3
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	54.4	3.2	0.7	58.1
OTHER EXPENSE (INCOME):
Interest expense, net	7.6	28.9	1.6	0.2	—	38.3
Earnings recognized from NCM	—	—	(8.7)	—	—	(8.7)
Other, net	(46.0)	(67.1)	(128.4)	—	202.0	(39.5)
TOTAL OTHER EXPENSE (INCOME), NET	(38.4)	(38.2)	(135.5)	0.2	202.0	(9.9)
INCOME (LOSS) BEFORE INCOME TAXES	38.2	38.2	189.9	3.0	(201.3)	68.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.4)	(11.3)	39.7	1.4	—	25.4
NET INCOME (LOSS)	42.6	49.5	150.2	1.6	(201.3)	42.6
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$42.6	$49.5	$150.2	$1.6	$(201.3)	$42.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE QUARTERS ENDED SEPTEMBER 29, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,900.4	$172.1	$(4.7)	$2,067.8
OPERATING EXPENSES:
Film rental and advertising costs	—	—	683.2	59.6	—	742.8
Cost of concessions	—	—	67.2	7.5	—	74.7
Rent expense	—	—	260.0	28.1	(2.1)	286.0
Other operating expenses	—	—	507.4	53.6	—	561.0
General and administrative expenses	0.3	—	48.8	5.3	(4.7)	49.7
Depreciation and amortization	0.4	—	140.9	8.5	—	149.8
Net loss on disposal and impairment of operating assets and other	—	—	16.1	—	—	16.1
TOTAL OPERATING EXPENSES	0.7	—	1,723.6	162.6	(6.8)	1,880.1
INCOME (LOSS) FROM OPERATIONS	(0.7)	—	176.8	9.5	2.1	187.7
OTHER EXPENSE (INCOME):
Interest expense, net	36.7	72.4	4.2	0.5	—	113.8
Earnings recognized from NCM	—	—	(26.2)	—	—	(26.2)
Other, net	(59.7)	(92.1)	(33.3)	—	224.5	39.4
TOTAL OTHER EXPENSE (INCOME), NET	(23.0)	(19.7)	(55.3)	0.5	224.5	127.0
INCOME (LOSS) BEFORE INCOME TAXES	22.3	19.7	232.1	9.0	(222.4)	60.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(13.9)	(37.5)	72.2	3.8	—	24.6
NET INCOME (LOSS)	36.2	57.2	159.9	5.2	(222.4)	36.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$36.2	$57.2	$160.0	$5.2	$(222.4)	$36.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE QUARTERS ENDED SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,975.8	$176.0	$(4.9)	$2,146.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	729.1	62.1	—	791.2
Cost of concessions	—	—	71.8	7.6	—	79.4
Rent expense	—	—	257.3	29.1	(0.7)	285.7
Other operating expenses	—	—	538.5	56.7	—	595.2
General and administrative expenses	0.4	—	48.6	5.5	(4.9)	49.6
Depreciation and amortization	0.1	—	153.4	9.0	—	162.5
Net loss on disposal and impairment of operating assets and other	—	—	9.0	2.6	—	11.6
TOTAL OPERATING EXPENSES	0.5	—	1,807.7	172.6	(5.6)	1,975.2
INCOME (LOSS) FROM OPERATIONS	(0.5)	—	168.1	3.4	0.7	171.7
OTHER EXPENSE (INCOME):
Interest expense, net	17.1	87.3	5.1	0.5	—	110.0
Earnings recognized from NCM	—	—	(28.7)	—	—	(28.7)
Other, net	(73.1)	(122.5)	(121.4)	—	302.9	(14.1)
TOTAL OTHER EXPENSE (INCOME), NET	(56.0)	(35.2)	(145.0)	0.5	302.9	67.2
INCOME (LOSS) BEFORE INCOME TAXES	55.5	35.2	313.1	2.9	(302.2)	104.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.3)	(41.3)	88.3	2.1	—	40.8
NET INCOME (LOSS)	63.8	76.5	224.8	0.8	(302.2)	63.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$63.8	$76.5	$225.0	$0.8	$(302.2)	$63.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE QUARTERS ENDED SEPTEMBER 29, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(37.4)	$—	$259.5	$(1.9)	$—	$220.2
Cash Flows from Investing Activities:
Capital expenditures	—	—	(54.0)	(3.4)	—	(57.4)
Proceeds from disposition of assets	—	—	12.9	0.1	—	13.0
Investment in DCIP and other	—	—	(34.2)	—	—	(34.2)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(75.3)	(3.3)		(78.6)
Cash Flows from Financing Activities:
Cash used to pay dividends	(97.4)	—	—	—	—	(97.4)
Cash received (paid) to/from REG Parent Company	(45.0)	45.0	—	—	—	—
Cash received (paid) to/from subsidiary	—	(45.0)	45.0	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/[8]% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6¼% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Net payments on long-term obligations	(1.6)	—	(248.4)	—	—	(250.0)
Cash used to purchase treasury shares	(1.2)	—	—	—	—	(1.2)
Payment of debt acquisition costs and other	(4.0)	—	(1.8)	—	—	(5.8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37.4	—	(205.2)	—	—	(167.8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(21.0)	(5.2)	—	(26.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	152.5	52.8	—	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$131.5	$47.6	$—	$179.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE QUARTERS ENDED SEPTEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.5)	$—	$143.5	$(9.5)	$—	$114.5
Cash Flows from Investing Activities:
Capital expenditures	—	—	(66.4)	(3.4)	—	(69.8)
Proceeds from disposition of assets	—	—	32.3	—	—	32.3
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Net proceeds from sale of NCM, Inc. common stock	—	—	66.0	—	—	66.0
Investment in DCIP and other	—	—	(29.9)	—	—	(29.9)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(53.0)	(3.4)	—	(56.4)
Cash Flows from Financing Activities:
Cash used to pay dividends	(83.3)	—	—	—	—	(83.3)
Cash received (paid) to/from REG Parent Company	(67.9)	67.9	—	—	—	—
Cash received (paid) to/from subsidiary	—	(67.9)	67.9	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/[8]% Senior Notes	275.0	—	—	—	—	275.0
Cash used to repurchase 6¼% Convertible Senior Notes	(97.9)	—	—	—	—	(97.9)
Net payments on long-term obligations	(0.7)	—	(26.9)	(0.1)	—	(27.7)
Debt discount paid on amended senior credit facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs	(5.5)	—	(20.1)	—	—	(25.6)
Cash used to purchase treasury shares and other	(0.9)	—	—	—	—	(0.9)
Proceeds from stock option exercises	0.7	—	—	—	—	0.7
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19.5	—	8.4	(0.1)	—	27.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	98.9	(13.0)	—	85.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$366.6	$47.4	$—	$414.0

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,605 screens in 528 theatres in 37 states and the District of Columbia as of September 29, 2011. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising and creating complementary business lines that leverage the operating personnel, asset and customer bases of its theatrical exhibition partners, which include us, AMC and Cinemark. The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”

contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of September 29, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 30, 2010, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2010.

During the three quarters ended September 29, 2011 (“Fiscal 2011 Period”), the Company entered into various financing transactions which are more fully described under “Liquidity and Capital Resources—Financing Activities” below. As discussed further under “Liquidity and Capital Resources—Investing Activities” below, during the Fiscal 2011 Period, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia.  This adjustment increased the number of National CineMedia common units held by us to approximately 22.1 million and as a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of September 29, 2011.

During the Fiscal 2011 Period, we continued to make progress with respect to the following strategic initiatives:

•                  We demonstrated our commitment to providing incremental value to our stockholders.  Total cash dividends distributed to our stockholders during the Fiscal 2011 Period totaled approximately $97.4 million.

•                  We opened one new theatre with 12 screens and closed 12 theatres with 105 screens, ending the Fiscal 2011 Period with 528 theatres and 6,605 screens.

•                  We continued to embrace new technologies to deliver a premium movie-going experience for our customers on three complementary fronts:

•                  First, during June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit.  As of September 29, 2011, we operated 4,057 screens outfitted with digital projection systems, 2,779 of which are digital 3D capable (approximately 42% of our total screens). We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013.

•                  Second, during the Fiscal 2011 Period, we continued to expand our IMAX® footprint by installing an additional 7 IMAX® digital projection systems, bringing our total to 57 IMAX® screens as of September 29, 2011. We believe that expanding our IMAX® footprint, combined with a more favorable allocation of costs included in the new agreement, will continue to have a positive impact on our operating results.

•                  Third, during the Fiscal 2011 Period, we added our proprietary large screen format known as RPXSM to 7 auditoriums, bringing our total to 14 RPXSM screens as of as of September 29, 2011. We have been encouraged by the initial results of RPXSM screens and expect to expand our RPXSM footprint to 15 to 20 auditoriums by the end of 2011.

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

•                  Finally, during the Fiscal 2011 Period, we announced the creation of Open Road Films, a new distribution company that is jointly owned by us and AMC.  We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment.  Open Road Films released its first film, The Killer Elite, in late September 2011 and expects to eventually distribute approximately eight to ten films per year.  As of September 29, 2011, we have invested approximately $20.0 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture.  We account for our investment in Open Road Films using the equity method of accounting.

Results of Operations

Based on our review of industry sources, domestic box office revenues for the time period that corresponds to Regal’s third fiscal quarter of 2011 were estimated to have increased by approximately seven percent in comparison to the third quarter of 2010.  The industry’s box office results were positively impacted by strong attendance from premium format pictures during the third quarter of 2011, including Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon and the commercial appeal of the overall film slate during the quarter.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 29, 2011 (“Q3 2011 Period”), the quarter ended September 30, 2010 (“Q3 2010 Period”), the Fiscal 2011 Period and the three quarters ended September 30, 2010 (“Fiscal 2010 Period”) (dollars in millions, except average ticket prices and average concessions per patron):

	Q3 2011 Period		Q3 2010 Period		Fiscal 2011 Period		Fiscal 2010 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$514.9	69.2%	$486.1	69.8%	$1,428.6	69.1%	$1,498.1	69.8%
Concessions	197.2	26.5	183.0	26.3	548.7	26.5	560.6	26.1
Other operating revenues	31.5	4.3	27.3	3.9	90.5	4.4	88.2	4.1
Total revenues	743.6	100.0	696.4	100.0	2,067.8	100.0	2,146.9	100.0
Operating expenses:
Film rental and advertising costs(1)	273.5	53.1	254.7	52.4	742.8	52.0	791.2	52.8
Cost of concessions(2)	26.9	13.6	25.9	14.2	74.7	13.6	79.4	14.2
Rent expense(3)	95.5	12.8	96.7	13.9	286.0	13.8	285.7	13.3
Other operating expenses(3)	195.7	26.3	196.7	28.2	561.0	27.1	595.2	27.7
General and administrative expenses (including share-based compensation expense of $2.2 and $1.9 for the Q3 2011 Period and the Q3 2010 Period, respectively, and $6.3 and $5.5 for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively,(3)	16.9	2.3	16.5	2.4	49.7	2.4	49.6	2.3
Depreciation and amortization(3)	48.0	6.5	51.9	7.5	149.8	7.2	162.5	7.6
Net loss on disposal and impairment of operating assets and other(3)	6.0	0.8	(4.1)	0.6	16.1	0.8	11.6	0.5
Total operating expenses(3)	662.5	89.1	638.3	91.7	1,880.1	90.9	1,975.2	92.0
Income from operations(3)	81.1	10.9	58.1	8.3	187.7	9.1	171.7	8.0
Interest expense, net(3)	37.2	5.0	38.3	5.5	113.8	5.5	110.0	5.1
Loss on extinguishment of debt(3)	—	—	4.0	0.6	21.9	1.1	22.4	1.0
Earnings recognized from NCM(3)	(9.0)	1.2	(8.7)	1.2	(26.2)	1.3	(28.7)	1.3
Gain on sale of NCM, Inc. common stock(3)	—	—	(52.0)	7.5	—	—	(52.0)	2.4
Provision for income taxes(3)	14.6	2.0	25.4	3.6	24.6	1.2	40.8	1.9
Net income attributable to controlling interest(3)	$25.0	3.4%	$42.6	6.1%	$36.2	1.8%	$63.9	3.0%
Attendance (in thousands)	58,656	*	56,379	*	164,264	*	172,759	*
Average ticket price(4)	$8.78	*	$8.62	*	$8.70	*	$8.67	*
Average concessions per patron(5)	$3.36	*	$3.25	*	$3.34	*	$3.24	*

*           Not meaningful

(1)        Percentage of revenues calculated as a percentage of admissions revenues.

(2)        Percentage of revenues calculated as a percentage of concessions revenues.

(3)        Percentage of revenues calculated as a percentage of total revenues.

(4)        Calculated as admissions revenues/attendance.

(5)        Calculated as concessions revenues/attendance.

Admissions

During the Q3 2011 Period, total admissions revenues, driven by a 4.0% increase in attendance, increased $28.8 million, or 5.9%, to $514.9 million, from $486.1 million in the Q3 2010 Period.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios.  The Q3 2011 Period increase in attendance was primarily attributable to strong attendance from premium format pictures during the third quarter of 2011, including Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon and the commercial appeal of the overall film slate during the Q3 2011 Period as compared to that of the Q3 2010 Period.  For the Q3 2011 Period, the average ticket price increased 1.9% due to the success of premium-priced films exhibited during the Q3 2011 Period.  Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly ahead of the industry’s results for the Q3 2011 Period as compared to the Q3 2010 Period.

Total admissions revenues decreased $69.5 million during the Fiscal 2011 Period, or 4.6%, to $1,428.6 million, from $1,498.1 million in the Fiscal 2010 Period primarily due to a 4.9% decrease in attendance, partially offset by a 0.3% increase in average ticket prices.  The Fiscal 2011 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2011 Period as compared to the films exhibited during the Fiscal 2010 Period, which included the record-breaking performances of Avatar and Alice in Wonderland and strong attendance from other top tier releases such as Iron Man 2 and Toy Story 3.  The primary driver of the increase in our Fiscal 2011 Period average ticket price was an increase in the percentage of our admissions revenues generated by premium-priced films exhibited during the Fiscal 2011 Period and selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Concessions

Total concessions revenues increased $14.2 million, or 7.8%, to $197.2 million during the Q3 2011 Period, from $183.0 million for the Q3 2010 Period.  During the Fiscal 2011 Period, total concessions revenues decreased $11.9 million, or 2.1%, to $548.7 million, from $560.6 million in the Fiscal 2010 Period.  Average concessions revenues per patron during the Q3 2011 Period increased 3.4%, to $3.36, from $3.25 for the Q3 2010 Period and increased 3.1%, to $3.34 during the Fiscal 2011 Period, from $3.24 in the Fiscal 2010 Period. The increase in total concessions revenues during the Q3 2011 Period was attributable to the aforementioned increase in attendance during the period coupled with an increase in average concessions revenues per patron. The decrease in total concessions revenues during the Fiscal 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q3 2011 Period and the Fiscal 2011 Period was primarily a result of increases in popcorn and beverage sales volume during the Q3 2011 Period and the Fiscal 2011 Period, selective price increases effected subsequent to the end of the Q3 2010 Period and to a lesser extent, the impact of expanded concession menu items offered in certain of our theatres during such periods.

Other Operating Revenues

During the Q3 2011 Period, other operating revenues increased $4.2 million, or 15.4%, to $31.5 million, from $27.3 million in the Q3 2010 Period. Other operating revenues increased $2.3 million, or 2.6%, to $90.5 million during the Fiscal 2011 Period, from $88.2 million for the Fiscal 2010 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade game and other theatre revenues related to our gift card and discount ticket programs.  The increase in other operating revenues during the Q3 2011 Period was primarily driven by increases in arcade game and other theatre revenues (including our summer kids programs), increased revenues associated with our vendor marketing programs and slight increases in our gift card and discount ticket program revenues.  The increase in other operating revenues during the Fiscal 2011 Period was primarily driven by increases in arcade game and other theatre revenues, partially offset by slight decreases in revenues from our vendor marketing programs and gift card and discount ticket program revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 53.1% during the Q3 2011 Period from 52.4% in the Q3 2010 Period and for the Fiscal 2011 Period, decreased to 52.0% from 52.8% in the Fiscal 2010 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2011 Period was primarily attributable to a higher percentage of box office revenues generated by the top tier films exhibited during the Q3 2011 Period, including Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar and other top tier films exhibited during the Fiscal 2010 Period.

Cost of Concessions

During the Q3 2011 Period, cost of concessions increased slightly by $1.0 million, or 3.9%, to $26.9 million as compared to $25.9 million during the Q3 2010 Period.  Cost of concessions decreased $4.7 million, or 5.9%, to $74.7 million during the Fiscal 2011 Period, from $79.4 million in the Fiscal 2010 Period. Cost of concessions as a percentage of concessions revenues for each of the Q3 2011 Period and the Fiscal 2011 Period was approximately 13.6%, compared to 14.2% during each of the Q3 2010 Period and the Fiscal 2010 Period.  For the Fiscal 2011 Period, cost of concessions as a percentage of concession revenues was approximately 13.6% compared to 14.2% for the Fiscal 2010 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q3 2011 Period and the Fiscal 2011 Period was primarily related to increases in popcorn and beverage sales volume and selective price increases effected subsequent to the end of the Q3 2010 Period.

Rent Expense

Rent expense decreased by $1.2 million, or 1.2%, to $95.5 million in the Q3 2011 Period, from $96.7 million in the Q3 2010 Period.  During the Fiscal 2011 Period, rent expense totaled $286.0 million, an increase of $0.3 million, or 0.1% from the Fiscal 2010 Period. The decrease in rent expense during the Q3 2011 Period was primarily related to a reduction in our screen count subsequent to the end of the Q3 2010 Period.  The increase in rent expense during the Fiscal 2011 Period was primarily attributable to incremental rent associated with the 106 screens acquired from an affiliate of AMC during the second quarter of 2010, partially offset by a reduction in rent associated with the reduction in our screen count subsequent to the end of the Q3 2010 Period and lower contingent rent associated with lower admissions and concessions revenues during the Fiscal 2011 Period.

Other Operating Expenses

Other operating expenses decreased $1.0 million, or 0.5%, to $195.7 million in the Q3 2011 Period, from $196.7 million in the Q3 2010 Period.  During the Fiscal 2011 Period, other operating expenses decreased $34.2 million, or 5.7%, to $561.0 million, from $595.2 million in the Fiscal 2010 Period.  The decrease in other operating expenses during the Q3 2011 Period was attributable to savings in theatre-level payroll and other non-rent occupancy costs, partially offset by increased costs associated with higher premium format film revenues.  The decrease in other operating expenses during the Fiscal 2011 Period was attributable to savings in theatre-level payroll, other non-rent occupancy costs and a reduction in costs associated with lower premium format film revenues.

General and Administrative Expenses

For the Q3 2011 Period, general and administrative expenses increased $0.4 million, or 2.4%, to $16.9 million as compared to $16.5 million in the Q3 2010 Period. General and administrative expenses totaled $49.7 million during the Fiscal 2011 Period as compared to $49.6 million for the Fiscal 2010 Period.  The increase in general and administrative expenses during the Q3 2011 Period was primarily attributable to increases in legal and professional fees, share-based compensation expense and other corporate expenses during the period.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.9 million, or 7.5%, to $48.0 million for the Q3 2011 Period, from $51.9 million in the Q3 2010 Period. During the Fiscal 2011 Period, depreciation and amortization expense decreased $12.7 million, or 7.8%, to $149.8 million, from $162.5 million in the Fiscal 2010 Period.  The decrease in depreciation and amortization expense during the Q3 2011 Period and the Fiscal 2011 Period as compared to the Q3 2010 Period and the Fiscal 2010 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems.

Income from Operations

During the Q3 2011 Period, income from operations increased $23.0 million, or 39.6%, to $81.1 million, from $58.1 million in the Q3 2010 Period.  Income from operations increased $16.0 million, or 9.3%, to $187.7 million during the Fiscal 2011 Period, from $171.7 million in the Fiscal 2010 Period.  The net increase in income from operations during the Q3 2011 Period as compared to the Q3 2010 Period was primarily attributable to the increase in total revenues coupled with reductions in certain variable operating expense line items described above, partially offset by a higher loss on disposal and impairment of operating assets and other ($6.0 million and $(4.1) million, respectively, for the Q3 2011 Period and Q3 2010 Period), which included the impact of a $2.9 million expense related to our withdrawal from a collectively bargained union-sponsored multiemployer pension plan that covered certain of our unionized theatre employees.

The net increase in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to a reduction in certain variable operating expense line items described above, partially offset by a decrease in total revenues, a higher loss on disposal and impairment of operating assets and other ($16.1 million and $11.6 million, respectively, for the Fiscal 2011 Period and Fiscal 2010 Period), which included the impact of a the aforementioned $2.9 million expense related to our withdrawal from the union-sponsored multiemployer pension plan.

Interest Expense, net

Net interest expense totaled $37.2 million for the Q3 2011 Period, which represents a decrease of $1.1 million, or 2.9%, from the Q3 2010 Period.  During the Fiscal 2011 Period, net interest expense increased $3.8 million, or 3.5%, to $113.8 million, from $110.0 million in the Fiscal 2010 Period. The decrease in net interest expense during the Q3 2011 Period was principally due to a reduction in interest expense resulting from the repurchases of our 6¼% Convertible Senior Notes during the second half of fiscal 2010, partially offset by incremental interest expense associated with the issuance of the $275.0 million in aggregate principal amount of our 9 1/8% Senior Notes in August 2010 and a shift in our debt portfolio resulting from the first quarter of 2011 issuance of $250.0 million in aggregate principal amount of our 9 1/8% Senior Notes, of which $234.6 million was used to repay a portion of our Amended Senior Credit Facility.

The increase in net interest expense during the Fiscal 2011 Period was principally due to incremental interest expense associated with the issuance of the $275.0 million in aggregate principal amount of our 9 1/8% Senior Notes in August 2010 and the aforementioned shift in our debt portfolio resulting from the first quarter of 2011 issuance of $250.0 million in aggregate principal amount of our 9 1/8% Senior Notes.  These items were partially offset by a reduction in interest expense resulting from the repurchases of our 6¼% Convertible Senior Notes during the second half of fiscal 2010 and first quarter of 2011.

Earnings Recognized from NCM

The Company received $8.5 million and $8.4 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement described in Note 4 to the 2010 Audited Consolidated Financial Statements) during the Q3 2011 Period and Q3 2010 Period. Approximately $1.7 million and $1.5 million, respectively, of these cash distributions received during the Q3 2011 Period and the Q3 2010 Period were recognized as a reduction in our investment in National CineMedia. The Company received $27.4 million and $30.4 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement described in Note 4 to the 2010 Audited Consolidated Financial Statements) during the Fiscal 2011 Period and Fiscal 2010 Period. Approximately $5.0 million and $5.2 million, respectively, of these cash distributions received during the Fiscal 2011 Period and the Fiscal 2010 Period were recognized as a reduction in our investment in National CineMedia.  The remaining amounts were recognized in equity earnings during each of these periods and have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

The Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche (described further in Note 3—“Investments”) totaled $2.2 million and $1.8 million during the Q3 2011 Period and Q3 2010 Period, respectively and $3.8 million and $3.5 million during the Fiscal 2011 Period and Fiscal

2010 Period, respectively.  Such amounts have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.  The net $2.5 million decrease in “Earnings recognized from NCM” during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to slightly lower earnings of National CineMedia.

Income Taxes

The provision for income taxes of $14.6 million and $25.4 million for the Q3 2011 Period and the Q3 2010 Period, respectively, reflect effective tax rates of approximately 36.9% and 37.4%, respectively.  The provision for income taxes of $24.6 million and $40.8 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively, reflect effective tax rates of approximately 40.5% and 39.0%, respectively. The decrease in the effective tax rate for the Q3 2011 Period was primarily attributable to a reduction in the liability associated with the Company’s uncertain state tax positions during the Q3 2011 Period. The increase in the effective tax rate for the Fiscal 2011 Period was primarily attributable to a state tax benefit recognized during the Fiscal 2010 Period. All periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q3 2011 Period, net income attributable to controlling interest totaled $25.0 million, which represents a decrease of $17.6 million, from net income attributable to controlling interest of $42.6 million in the Q3 2010 Period.  Net income attributable to controlling interest for the Fiscal 2011 Period was $36.2 million, which represents a decrease of $27.7 million, from net income attributable to controlling interest of $63.9 million during the Fiscal 2010 Period.  The decrease in net income attributable to controlling interest for the Q3 2011 Period was primarily attributable the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock recorded during the Q3 2010 Period and incremental losses from the Company’s equity investment in Open Road Films during the Q3 2011 Period, partially offset by an increase in operating income during the Fiscal 2011 Period as described above.  The decrease in net income attributable to controlling interest for the Fiscal 2011 Period was primarily attributable to the impact of the gain on sale of NCM, Inc. common stock during the Fiscal 2010 Period, incremental losses from the Company’s equity investment in Open Road Films and incremental net interest expense during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by a an increase in operating income for the Fiscal 2011 Period.

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

As further described in Note 3—“Investments,” the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The IRS is currently examining National CineMedia’s 2007 and 2008 income tax returns and, as of September 29, 2011, has proposed an adjustment related to the characterization of cash received by National CineMedia’s founding members, including the Company, at or around the time of NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations. With respect to the Company’s financial position, management believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits or any potential settlement is not reasonably estimable as of September 29, 2011.

Net cash flows provided by operating activities increased by approximately $105.7 million to approximately $220.2 million for the Fiscal 2011 Period from approximately $114.5 million for the Fiscal 2010 Period.  The increase was caused by a $71.9 million increase in net income excluding non-cash items coupled with a positive fluctuation in working capital activity of approximately $33.8 million.  Working capital activity was primarily impacted by positive fluctuations in accounts payable activity (primarily film rental liabilities) during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by negative fluctuations in deferred revenue activity during such periods.  The positive fluctuation in accounts payable activity was primarily due to lower attendance and box office revenue at our theaters during the latter part of fourth quarter of 2010 as compared to latter part of the fourth quarter of December 2009 coupled with the timing of certain film payments during the Fiscal 2011 Period and the Fiscal 2010 Period.  The negative fluctuation in deferred revenue activity during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily related to increased gift card and discount ticket redemptions during the Fiscal 2011 Period.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. As a result, we currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to be below our historical levels and in the range of approximately $70.0 million to $85.0 million in fiscal year 2011, exclusive of acquisitions. Such capital expenditures are expected to be partially funded through asset dispositions conducted during the normal course of our business.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into the Digital Cinema Agreements with Kasima, LLC, and made the DCIP Contributions. After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of September 29, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), is expected to substantially cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we currently spend on our conventional film projectors. We expect to outfit all of our screens with digital projection systems by late 2012 or early 2013. As of September 29, 2011, we operated 4,057 screens outfitted with digital projection systems, 2,779 of which are digital 3D capable.

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

As described more fully in Note 3—“Investments,” during the quarter ended March 31, 2011, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of September 29, 2011.

During the quarter ended March 31, 2011, we announced the creation of Open Road Films. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films released its first film, The Killer Elite, in late September 2011 and expects to eventually distribute approximately eight to ten films per year.  As of September 29, 2011, we have invested approximately $20.0 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture. We account for our investment in Open Road Films using the equity method of accounting.

Net cash flows used in investing activities totaled approximately $78.6 million for the Fiscal 2011 Period compared to cash flows used in investing activities of approximately $56.4 million for the Fiscal 2010 Period.  The $22.2 million increase in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to the impact of net proceeds of approximately $66.0 million related to the sale of NCM, Inc. common stock during the Fiscal 2010 Period, a $19.3 million reduction in proceeds from the disposition of assets during the Fiscal 2011 Period and incremental cash contributions to our various investments in non-consolidated entities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by the impact of the $55.0 million acquisition of eight AMC theatres during the Fiscal 2010 Period and a $12.4 million reduction in capital expenditures during the Fiscal 2011 Period.

Financing Activities

On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, dated August 16, 2010, as supplemented by a First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and a Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes described herein and previously issued under the Indenture on August 16, 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility and for general corporate purposes.  As a result of this repayment, coupled with the execution of the Refinancing Agreement described below, the Company recorded an aggregate loss on extinguishment of debt of approximately $21.9 million during the quarter ended March 31, 2011.

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

As further described in Note 5 to the 2010 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6¼% Convertible Senior Notes. Subsequent to the issuance of the 9 1/8% Senior Notes issued during fiscal 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6¼% Convertible Senior Notes, at a redemption price of 100% of their principal amount, plus accrued interest.

As of September 29, 2011, we had approximately $1,001.0 million aggregate principal amount outstanding under the New Term Loans, $535.2 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes and $392.4 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes. As of September 29, 2011, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

As of September 29, 2011, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On October 27, 2011, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 16, 2011, to stockholders of record on December 7, 2011. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $167.8 million for the Fiscal 2011 Period compared to cash flows provided by financing activities of approximately $27.8 million for the Fiscal 2010 Period.  The net decrease in cash flows from financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $195.6 million was primarily attributable to incremental net payments on long-term debt obligations (including the Amended Senior Credit Facility described above) of $209.8 million, $74.7 million used to fully redeem our 6¼% Convertible Senior Notes during the Fiscal 2011 Period and incremental dividends paid to our shareholders during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by less cash used to redeem the Company’s remaining 6¼% Convertible Senior Notes and lower debt acquisition costs during the Fiscal 2011 Period.

EBITDA

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) was approximately $124.8 million and $158.2 million for the Q3 2011 Period and the Q3 2010 Period, respectively, and $324.4 million and $377.2 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The decrease in EBITDA for the Q3 2011 Period was primarily attributable the impact of the $52.0 million gain on sale of NCM, Inc. common stock recorded during the Q3 2010 Period and incremental losses from the Company’s equity investment in Open Road Films during the Q3 2011 Period, partially offset by an increase in operating income during the Q3 2011 Period.  The decrease in EBITDA during the Fiscal 2011 Period was primarily attributable the impact of the gain on sale of NCM, Inc. common stock during the Fiscal 2010 Period, incremental losses from the Company’s equity investment in Open Road Films and incremental net interest expense during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by a an increase in operating income for the Fiscal 2011 Period. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q3 2011 Period	Q3 2010 Period	Fiscal 2011 Period	Fiscal 2010 Period
EBITDA	$124.8	$158.2	$324.4	$377.2
Interest expense, net	(37.2)	(38.3)	(113.8)	(110.0)
Provision for income taxes	(14.6)	(25.4)	(24.6)	(40.8)
Deferred income taxes	16.2	(18.9)	26.7	(31.3)
Changes in operating assets and liabilities	(76.6)	(50.4)	(64.1)	(97.9)
Loss on extinguishment of debt	—	4.0	21.9	22.4
Gain on sale of NCM, Inc. common stock	—	(52.0)	—	(52.0)
Other items, net	25.0	10.7	49.7	46.9
Net cash provided by (used in) operating activities	$37.6	$(12.1)	$220.2	$114.5

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of September 29, 2011, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,939.6	$11.9	$24.3	$27.6	$1,875.8
Future interest on debt obligations(2)	829.0	128.7	238.6	233.5	228.2
Capital lease obligations, including interest(3)	17.6	3.4	6.8	4.9	2.5
Lease financing arrangements, including interest(3)	102.6	13.4	27.8	24.2	37.2
Purchase commitments(4)	55.5	37.9	17.6	—	—
Operating leases(5)	3,219.2	360.7	696.5	634.2	1,527.8
FIN 48 liabilities(6)	—	—	—	—	—
Other long term liabilities	0.9	0.3	0.6	—	—
Total	$6,164.4	$556.3	$1,012.2	$924.4	$3,671.5

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)           These amounts are included on our unaudited condensed consolidated balance sheet as of September 29, 2011. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2010 Audited Consolidated Financial Statements.

(2)           Future interest payments on the Company’s unhedged debt obligations (consisting of approximately $1.0 million of variable interest rate borrowings under the New Term Loans, $525.0 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, and approximately $10.9 million of other debt obligations) are based on the stated fixed rate or in the case of the $1.0 million of variable interest rate borrowings under the New Term Loans, the current interest rate as of September 29, 2011 (3.25%). Future interest payments on the Company’s hedged indebtedness as of September 29, 2011 (the remaining $1,000.0 million of borrowings under the New Term Loans) are based on (1) the applicable margin (as defined in Note 4—“Debt Obligations”) as of September 29, 2011 (3.00%) and (2) the expected fixed interest payments under the Company’s interest rate swap agreements, which are described in further detail under Note 5 to the 2010 Audited Consolidated Financial Statements.

(3)           The present value of these obligations, excluding interest, is included on our unaudited condensed consolidated balance sheet as of September 29, 2011. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.26%, maturing in various installments through 2021. Refer to Note 5 to the 2010 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)           Includes estimated capital expenditures and investments to which we were committed as of September 29, 2011, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

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

(6)           The table does not include approximately $25.7 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of September 29, 2011.

(7)           In addition, as of September 29, 2011, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $1,000.0 million of variable rate debt obligations as of September 29, 2011) described in Note 4 —“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.15% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of September 29, 2011 and December 30, 2010, borrowings of $1,001.0 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.31% (as of September 29, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of September 29, 2011, would increase or decrease interest expense by $1.3 million for the quarter ended September 29, 2011.

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

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 29, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 29, 2011, our disclosure controls and procedures were effective.

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

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 29, 2011, filed on November 8, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 8, 2011	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief
Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 29, 2011, filed on November 8, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.