Form 10-K
period 2011-12-29
REGAL ENTERTAINMENT GROUP
filed 2012-02-27
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2011

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,595,386,128 (129,181,063 shares at a closing price per share of $12.35).

         Shares of Class A common stock outstanding—131,077,988 shares at February 20, 2012

         Shares of Class B common stock outstanding—23,708,639 shares at February 20, 2012

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2012 Annual Meeting of Stockholders and to be filed within 120 days of December 29, 2011 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

DESCRIPTION OF BUSINESS

Overview

        We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,614 screens in 527 theatres in 37 states and the District of Columbia as of December 29, 2011, with over 211 million attendees for the fiscal year ended December 29, 2011 ("fiscal 2011"). Our geographically diverse circuit includes theatres in 43 of the top 50 U.S. designated market areas. We operate multi-screen theatres and have an average of 12.6 screens per location, which is well above the North American motion picture exhibition industry average. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States.

        The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2011, we reported total revenues, income from operations and net income attributable to controlling interest of $2,681.7 million, $221.3 million and $40.3 million, respectively. In addition, we generated $353.1 million of cash flows from operating activities during fiscal 2011.

 Business Strategy

        Key elements of our business strategy include:

        Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 29, 2011, we have returned approximately $3.3 billion to our stockholders in the form of cash dividends.

        Pursuing Selective Growth Opportunities.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations.

        Pursuing Premium Experience Opportunities.    We continue to embrace innovative concepts to deliver a premium movie-going experience for our customers on three complementary fronts:

  •
  First, during fiscal 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. As of December 29, 2011, we operated 4,721 screens outfitted with digital projection systems, 2,784 of which are digital 3D capable (approximately 42% of our total screens). We expect substantially all of our screens to be outfitted with digital projection systems by late 2012 or early 2013. In addition, we continued to expand our IMAX® footprint by installing an additional 16 IMAX® digital projection systems during fiscal 2011, bringing our total to 66 IMAX® screens as of December 29, 2011. We believe that expanding our IMAX® footprint will continue to have a positive impact on our operating results. Finally, during fiscal 2011, we added our proprietary large screen format known as "Regal Premium Experience" ("RPX(SM)") to 10 auditoriums, bringing our total to 17 RPX(SM) screens as of as of December 29, 2011. We have been encouraged by the results of RPX(SM) screens and expect to expand our RPX(SM) footprint to between 30 and 35 auditoriums by the end of 2012. We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPX(SM) auditoriums allow us to offer our patrons premium 3D movies and all-digital large format experiences that we believe generate incremental revenue and cash flows for the Company. We are pleased with the benefits of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D and IMAX® film product by the major motion picture studios.

  •
  Second, to continually address consumer trends and customer preferences, we have focused on expanding our menu of food and beverage products to include hot made-to-order meals, customizable coffee, healthy snacks, alcohol and other specialty products in select theatres. To that end, during fiscal 2011, we introduced several new items including boneless chicken wings, cheese sticks, hamburgers, chicken sandwiches and jalapeno poppers in approximately 28 theatres and also offer beer and wine in other locations. In addition, as of December 29, 2011, we have successfully launched five Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film. We believe that the enhancement of our food and beverage offerings has had a positive effect on our attendance and operating results and expect to invest in such food and beverage offerings in our theatres during fiscal 2012 and beyond.

  •
  Third, we continued our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 29, 2011, we had over six million active members in the Regal Crown Club®, making it the largest loyalty program in our industry. In addition, we seek to develop patron loyalty through a number of other marketing programs, such as selective discounting of ticket and concession prices in certain markets, summer children's film series, cross-promotional ticket redemptions and promotions within local communities. We plan to use these programs in future markets where we believe patron loyalty can be further enhanced, and will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

        Pursuing Strategic Acquisitions and Partnerships.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities and to participate in various partnership initiatives, such as DCIP, Open Road Films and National CineMedia, LLC. We intend to selectively pursue accretive theatre acquisitions and theatre-related investments that enhance and more fully utilize our asset base to improve our consolidated operating results and free cash flow.

        For example, during fiscal 2011, we announced the creation of Open Road Films, a new film distribution company that is jointly owned by us and AMC Entertainment, Inc. ("AMC"). We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios' big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films released its first film, The Killer Elite, in late September 2011 and its second film, The Grey, in January 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 29, 2011, we have invested approximately $20.0 million in cash in Open Road Films and ultimately expect to invest up to $30.0 million in this joint venture. We believe our investment in Open Road Films will generate incremental value for our stockholders.

        We also maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM"). National CineMedia operates the largest digital in-theatre network in North America representing approximately 18,700 U.S. theatres screens (of which approximately 17,700 are part of National CineMedia's digital content network) as of December 29, 2011 and reaching over 670 million movie guests annually. National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC, and Cinemark, Inc. ("Cinemark"). We believe our investment in National CineMedia will generate incremental value for our stockholders. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.

        In summary, we believe our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatres assets, all to provide meaningful value to our stockholders.

Competitive Strengths

        We believe that the following competitive strengths position us to capitalize on future opportunities:

        Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,614 screens in 527 theatres in 37 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation and partnership opportunities.

        Superior Management Drives Strong Operating Margins.    We have developed a proven operating philosophy focused on efficient operations and strict cost controls at both the corporate and theatre levels. At the corporate level, we are able to capitalize on our size and operational expertise to achieve economies of scale in purchasing and marketing functions. We have developed an efficient purchasing and distribution supply chain that generates favorable concession margins. At the theatre level, management devotes significant attention to cost controls through the use of detailed management reports and performance-based compensation programs to encourage theatre managers to deliver a premium customer experience while effectively controlling costs and maximizing free cash flow.

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

        Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 29, 2011, approximately 83% of our screens were located in theatres featuring stadium seating and approximately 87% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 12.6 screens per location, which is well above the North American motion picture exhibition industry average. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations. We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres.

Dividend Policy

        We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2011, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $129.8 million in the aggregate. Further, on February 13, 2012, we declared a cash dividend of $0.21 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2012 to our stockholders of record on March 5, 2012. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our board of directors.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2011. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

        More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services such as video on demand and downloads via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

        The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit has enabled us to generate incremental revenue from differentiated motion picture formats such as digital 3D, IMAX® and RPX(SM), generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. Given our market presence, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and provide us with the opportunity for incremental revenue. We are pleased with the benefits and future potential of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D and IMAX® film product by the major motion picture studios. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. To that end, during 2007, we, along with AMC and Cinemark, formed Digital Cinema Implementation Partners, LLC ("DCIP"), to create a financing model and execute agreements with major motion picture studios for the implementation of digital cinema. During fiscal 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. During fiscal 2011, we completed our deployment of 3D compatible digital projection systems to theatres across our circuit. As of December 29, 2011, we operated 4,721 screens outfitted with digital projection systems, 2,784 of which are digital 3D capable. See "Digital Cinema Implementation Partners Joint Venture" under Part I, Item I of this Form 10-K for further discussion of this joint venture arrangement.

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

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 6,614 screens in 527 theatres in 37 states and the District of Columbia as of December 29, 2011. We operate theatres in 43 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.

        We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors featuring video game and party room areas adjacent to the theatre lobby.

        Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks and e-gift cards. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of December 29, 2011:

State/District	Locations	Number of Screens
California	89	1,062
Florida	45	671
New York	51	575
Virginia	30	401
Washington	33	349
North Carolina	25	290
Ohio	20	284
Pennsylvania	21	273
Texas	17	241
Oregon	21	220
South Carolina	16	216
Georgia	14	215
Maryland	13	178
Tennessee	12	163
New Jersey	11	147
Colorado	12	145
Nevada	10	136
Massachusetts	12	135
Illinois	10	134
Indiana	7	96
Idaho	5	73
New Mexico	6	60
Connecticut	5	57
Mississippi	7	56
Alaska	5	52
Louisiana	5	50
Hawaii	4	47
Alabama	3	42
Minnesota	2	36
Missouri	2	36
New Hampshire	3	33
Delaware	2	33
Maine	3	30
West Virginia	2	22
Kentucky	1	16
District of Columbia	1	14
Michigan	1	14
Arkansas	1	12

Total	527	6,614

        We have implemented a best practices management program across all of our theatres, including daily, weekly, monthly and quarterly management reports generated for each individual theatre and we maintain active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

NATIONAL CINEMEDIA JOINT VENTURE

        We maintain an investment in National CineMedia, which operates the largest digital in-theatre network in North America representing approximately 18,700 U.S. theatres screens (of which approximately 17,700 are part of National CineMedia's digital content network) as of December 29, 2011 and reaching over 670 million movie guests annually. National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark. As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. As a result of these agreements, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia.

        Subsequent to the IPO of NCM, Inc. and through December 29, 2011, the Company received from National CineMedia approximately 5.1 million newly issued common units of National CineMedia as a result of the adjustment provisions of the Common Unit Adjustment Agreement. These transactions, when combined with the redemption of approximately 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering during the third quarter of fiscal 2010, caused a net increase in the Company's ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of December 29, 2011. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions.

DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE

        On February 12, 2007, we, along with AMC and Cinemark, formed DCIP to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP's financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the "DCIP Contributions"). After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 29, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

        DCIP's initial financing described above, coupled with a second round of financing completed in March 2011(which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we historically spent on our conventional film projectors. As of December 29, 2011, we operated 4,721 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.

OPEN ROAD FILMS JOINT VENTURE

        We maintain an investment in Open Road Films, a new film distribution company that is jointly owned by us and AMC. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios' big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films released its first film, The Killer Elite, in late September 2011 and its second film, The Grey, in January 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 29, 2011, we have invested approximately $20.0 million in cash in Open Road Films and ultimately expect to invest up to $30.0 million in this joint venture. The carrying value of the Company's investment in Open Road Films as of December 29, 2011 was approximately $5.2 million. We believe our investment in Open Road Films will generate incremental value for our stockholders. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of Open Road Films.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including in-home video and DVD, cable television, broadcast television and satellite, pay-per-view services such as video on demand and downloads via the Internet. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

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

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2011, films shown from our ten major film distributors accounted for approximately 93% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2011 admission revenues. No single film distributor accounted for more than 20% of fiscal 2011 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 26.4% of our total revenues from concessions sales during fiscal 2011. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

        To continually address consumer trends and customer preferences, we have focused on expanding our menu of food and beverage products to include hot made-to-order meals, customizable coffee, healthy snacks, alcohol and other specialty products in select theatres. To that end, during fiscal 2011, we introduced several new items including boneless chicken wings, cheese sticks, hamburgers, chicken sandwiches and jalapeno poppers in approximately 28 theatres and also offer beer and wine in other locations. In addition, as of December 29, 2011, we have successfully launched five Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, at the customer's seat before and during the featured film. We believe that the enhancement of our food and beverage offerings has had a positive effect on our attendance and operating results and expect to invest in such food and beverage offerings in our theatres during fiscal 2012 and beyond.

COMPETITION

        The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure films with favorable licensing terms;

  •
  availability of stadium seating, location, reputation and seating capacity;

  •
  quality of projection and sound systems;

  •
  appeal of our concession products; and

  •
  ability and willingness to promote the films that are showing.

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services such as video on demand and downloads via the Internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past five to six years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

        In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize Internet, mobile and social media, print and multimedia advertising to inform our patrons of film selections and show times. In many of our markets, we employ special interactive marketing programs for specific films and concessions items.

        Our frequent moviegoer loyalty program, Regal Crown Club®, is in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 29, 2011, we had over six million active members in the Regal Crown Club®. In addition, we seek to develop patron loyalty through a number of other marketing programs such as selective discounting in certain markets, summer children's film series, cross-promotional ticket redemptions and promotions within local communities. We plan to use these programs in future markets where we believe patron loyalty can be further enhanced, and will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

INFORMATION TECHNOLOGY SYSTEMS

        Information Technology ("IT") is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing, and mobile ticketing. Mobile ticketing allows customers to receive movie tickets on their mobile phones, thereby expediting the admission process. We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.

        In addition, our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events of National CineMedia, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the media outlets, including newspapers and various online media outlets to drive attendance to our theatres. The sales and attendance information collected by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

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

EMPLOYEES

        As of December 29, 2011, we employed approximately 20,728 persons. Some of our facilities employ union projectionists. The Company considers its employee relations to be good.

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 29, 2011, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	45	Chief Executive Officer
Gregory W. Dunn	52	President and Chief Operating Officer
Peter B. Brandow	51	Executive Vice President, General Counsel and Secretary
David H. Ownby	42	Executive Vice President, Chief Financial Officer and Treasurer

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

        In addition, on December 20, 2011, Michael L. Campbell resigned from his position as Executive Chairman of the Company, effective December 28, 2011. Mr. Campbell will continue to serve as a member of the Board of Directors of the Company and has transitioned to a non-executive role as Chairman of the Board of the Company. In connection with his resignation, Mr. Campbell and the Company terminated the Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between the Company and Mr. Campbell, and entered into a Separation and General Release Agreement, dated December 20, 2011 as described more fully in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance.

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

        We have substantial lease and debt obligations. For fiscal 2011, our total rent expense and net interest expense were approximately $381.5 million and $149.7 million, respectively. As of December 29, 2011, we had total debt obligations of $2,016.3 million. As of December 29, 2011, we had total contractual cash obligations of approximately $6,148.2 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.

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

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services such as video on demand. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has been stable over the past five to six years. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.

We depend on motion picture production and performance and our relationships with film distributors.

        Our ability to operate successfully depends upon the availability, diversity and commercial appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of, these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 93% of our admissions revenues during fiscal 2011. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

        Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 29, 2011, approximately 83% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

We may not benefit from our strategic acquisition strategy and partnerships.

        We may have difficulty identifying suitable acquisition candidates and partnership opportunities. In the case of acquisitions, even if we identify suitable candidates, we anticipate significant competition from other motion picture exhibitors and financial buyers when trying to acquire these candidates, and there can be no assurances that we will be able to acquire such candidates at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. As a result of this competition for limited assets, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and the market price of our securities could be adversely affected.

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

        We also selectively pursue theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. As of December 29, 2011, we owned approximately 19.9% of National CineMedia, and participate in joint ventures such as DCIP and Open Road Films. Risks associated with pursuing these investments and opportunities include:

  •
  The difficulties and uncertainties associated with identifying investment and partnership opportunities that will successfully enhance and utilize our existing asset base in a manner that contributes to cost savings and revenue enhancement;

  •
  Our inability to exercise complete voting control over the partnerships and joint ventures in which we participate; and

  •
  Our partners may have economic or business interests or goals that are inconsistent with ours, exercise their rights in a way that prohibits us from acting in a manner which we would like or they may be unable or unwilling to fulfill their obligations under the joint venture or similar agreements.

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, Open Road Films or other ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.

        In addition, any acquisitions or partnership opportunities are subject to the risk that the Antitrust Division of the United States Department of Justice or foreign competition authorities may require us to dispose of existing or acquired theatres in order to complete acquisition and partnership opportunities.

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

We depend on our senior management.

        Our success depends upon the retention of our senior management, including Amy Miles, our Chief Executive Officer. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

The interests of our controlling stockholder may conflict with your interests.

        Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 29, 2011, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.

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

        As of February 20, 2012, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

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

        Regal is a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our 9 1/8% Senior Notes due 2018 (the "9 1/8% Senior Notes") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        As of December 29, 2011, there are no unresolved comments from the Commission regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.    PROPERTIES.

        As of December 29, 2011, we operated 468 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 59 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 29, 2011, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.

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

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

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

	Fiscal 2011
	High	Low
First Quarter (December 31, 2010 - March 31, 2011)	$15.07	$11.73
Second Quarter (April 1, 2011 - June 30, 2011)	14.65	11.65
Third Quarter (July 1, 2011 - September 29, 2011)	13.48	11.15
Fourth Quarter (September 30, 2011 - December 29, 2011)	14.74	11.70

	Fiscal 2010
	High	Low
First Quarter (January 1, 2010 - April 1, 2010)	$18.49	$14.05
Second Quarter (April 2, 2010 - July 1, 2010)	18.42	12.66
Third Quarter (July 2, 2010 - September 30, 2010)	14.37	11.59
Fourth Quarter (October 1, 2010 - December 30, 2010)	15.22	11.67

        On February 20, 2012, there were approximately 257 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

        Additionally, as of February 20, 2012, approximately 437,508 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $4.4134 to $14.6414. All such options were exercisable as of February 20, 2012. Finally, as of February 20, 2012 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 2,180,333 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 11, 2016. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, or, in the case of performance shares when the performance criteria and vesting are satisfied, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

  Dividend Policy

        During fiscal 2011, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $129.8 million in the aggregate. During fiscal 2010, we paid to our stockholders four quarterly cash dividends of $0.18 per share on each outstanding share of our Class A and Class B common stock, or approximately $111.1 million in the aggregate. In addition, on December 30, 2010, Regal paid an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million. On February 13, 2012, we declared a cash dividend of $0.21 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2012 to our stockholders of record on March 5, 2012. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

  Issuer Purchases of Equity Securities

        None.

Item 6.    SELECTED FINANCIAL DATA.

        We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, (i) the fiscal year ended December 27, 2007, considering the results of United Artists, Regal Cinemas, Edwards and Hoyts, (ii) the fiscal year ended January 1, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts and the results of operations of the 28 theatres acquired from Consolidated Theatres on April 30, 2008 for the period subsequent to the acquisition date, (iii) the fiscal year ended December 31, 2009, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts and the 28 theatres acquired from Consolidated Theatres from January 2, 2009, (iv) the fiscal year ended December 30, 2010, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the 28 theatres acquired from Consolidated Theatres from January 1, 2010 and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 for periods subsequent to their acquisition dates and (v) the fiscal year ended December 29, 2011, considering the results of United Artists, Regal Cinemas, Edwards, Hoyts, the 28 theatres acquired from Consolidated Theatres and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 from December 31, 2010. The fiscal year ended January 1, 2009 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 29, 2011, December 30, 2010, December 31, 2009, January 1, 2009 and December 27, 2007 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 29, 2011	Fiscal year ended December 30, 2010		Fiscal year ended December 31, 2009	Fiscal year ended January 1, 2009(1)	Fiscal year ended December 27, 2007
	(in millions, except per share data)
Statement of Operations Data:
Total revenues	$2,681.7	$2,807.9		$2,893.9	$2,771.9	$2,661.2
Income from operations(6)	221.3	215.8		279.4	284.4	322.2
Net income attributable to controlling interest(4)(5)(6)(7)	40.3	77.6		95.5	112.2	360.4
Earnings per diluted share(4)(5)(6)(7)	0.26	0.50		0.62	0.72	2.26
Dividends per common share(4)(5)(6)(7)	$0.84	$2.12	(2)	$0.72	$1.20	$3.20	(3)

	As of or for the fiscal year ended December 29, 2011	As of or for the fiscal year ended December 30, 2010	As of or for the fiscal year ended December 31, 2009	As of or for the fiscal year ended January 1, 2009(1)	As of or for the fiscal year ended December 27, 2007
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(4)(5)	$353.1	$259.4	$410.8	$270.9	$453.4
Net cash (used in) provided by investing activities(4)(5)	(101.1)	(82.7)	(110.5)	(338.5)	299.8
Net cash used in financing activities(2)(3)	(204.3)	(299.5)	(142.4)	(197.4)	(480.2)
Balance sheet data at period end:
Cash and cash equivalents	$253.0	$205.3	$328.1	$170.2	$435.2
Total assets	2,341.3	2,492.6	2,637.7	2,595.8	2,634.2
Total debt obligations	2,016.3	2,073.0	1,997.1	2,004.9	1,963.7
Deficit	(572.5)	(491.7)	(246.9)	(235.9)	(117.7)
Operating data:
Theatre locations	527	539	548	552	527
Screens	6,614	6,698	6,768	6,801	6,388
Average screens per location	12.6	12.4	12.4	12.3	12.1
Attendance (in millions)	211.9	224.3	244.5	245.2	242.9
Average ticket price	$8.70	$8.72	$8.15	$7.68	$7.43
Average concessions per patron	$3.34	$3.23	$3.17	$3.09	$3.03

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

(5)
During the quarter ended September 30, 2010, we redeemed 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering (including underwriter over-allotments) for $16.00 per share, reducing our investment in National CineMedia by $14.0 million, the average carrying amount of the shares sold. We received approximately $66.0 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $52.0 million.

(6)
During the years ended December 29, 2011, December 30, 2010, December 31, 2009, January 1, 2009 and December 27, 2007, we recorded long-lived asset impairment charges of $17.9 million, $10.3 million, $15.3 million, $22.4 million and $6.8 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(7)
During the quarter ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately six months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. (1,222,780 shares) to fair value as of December 29, 2011. The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of December 29, 2011 of $8.05 per share.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

 Overview and Basis of Presentation

        We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,614 screens in 527 theatres in 37 states and the District of Columbia as of December 29, 2011. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and discount ticket programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, concerts and other events. Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed elsewhere within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

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

  •
  FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2011, fiscal 2010 and fiscal 2009, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office performance, which is determined by a film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. For example, in connection with our deployment of leased digital projection systems to theatres across our circuit, the Company has accelerated depreciation of its owned 35mm film projection equipment that is scheduled to be replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of its useful life. To that end, during the fiscal years ended December 29, 2011 and December 30, 2010, the Company recorded approximately $7.5 million and $18.9 million, respectively, of accelerated depreciation related to such 35mm film projection equipment, as described further in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Actual economic lives may differ materially from these estimates.

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

    For the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 29, 2011, consolidated depreciation and amortization expense was $197.6 million, representing 7.4% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $12.4 million, or 6.3%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $14.2 million, or 7.2%.

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

    For fiscal 2011, our provision for income taxes was $17.7 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 30.6% to 31.6% would have increased the current year income tax provision by approximately $0.6 million.

Significant Events and Fiscal 2012 Outlook

        During the fiscal years ended December 29, 2011 ("Fiscal 2011 Period"), December 30, 2010 ("Fiscal 2010 Period") and December 31, 2009 ("Fiscal 2009 Period"), the Company entered into various financing transactions which are more fully described under "Liquidity and Capital Resources—Financing Activities" below and in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. As discussed further under "Liquidity and Capital Resources—Investing Activities" below, during the Fiscal 2011 Period, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia. This adjustment increased the number of National CineMedia common units held by us to approximately 22.1 million and as a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of December 29, 2011.

        During the Fiscal 2011 Period, we continued to make progress with respect to the following strategic initiatives:

  •
  We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends distributed to our stockholders during the Fiscal 2011 Period totaled approximately $129.8 million.

  •
  We opened three new theatres with 43 screens and closed 15 theatres with 127 screens, ending the Fiscal 2011 Period with 527 theatres and 6,614 screens.

  •
  We continue to embrace innovative concepts to deliver a premium movie-going experience for our customers on three complementary fronts:

    First, during fiscal 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. As of December 29, 2011, we operated 4,721 screens outfitted with digital projection systems, 2,784 of which are digital 3D capable (approximately 42% of our total screens). We expect substantially all of our screens to be outfitted with digital projection systems by late 2012 or early 2013. In addition, we continued to expand our IMAX® footprint by installing an additional 16 IMAX® digital projection systems during fiscal 2011, bringing our total to 66 IMAX® screens as of December 29, 2011. We believe that expanding our IMAX® footprint will continue to have a positive impact on our operating results. Finally, during fiscal 2011, we added our proprietary large screen format known as "Regal Premium Experience" ("RPX(SM)") to 10 auditoriums, bringing our total to 17 RPX(SM) screens as of as of December 29, 2011. We have been encouraged by the results of RPX(SM) screens and expect to expand our RPX(SM) footprint to between 30 and 35 auditoriums by the end of 2012. We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPX(SM) auditoriums allow us to offer our patrons premium 3D movies and all-digital large format experiences that we believe generate incremental revenue and cash flows for the Company. We are pleased with the benefits of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D and IMAX® film product by the major motion picture studios.

    Second, to continually address consumer trends and customer preferences, we have focused on expanding our menu of food and beverage products to include hot made-to-order meals, customizable coffee, healthy snacks, alcohol and other specialty products in select theatres. To that end, during fiscal 2011, we introduced several new items including boneless chicken wings, cheese sticks, hamburgers, chicken sandwiches and jalapeno poppers in approximately 28 theatres and also offer beer and wine in other locations. In addition, as of December 29, 2011, we have successfully launched five Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film. We believe that the enhancement of our food and beverage offerings has had a positive effect on our attendance and operating results and expect to invest in such food and beverage offerings in our theatres during fiscal 2012 and beyond.

    Third, we continued our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 29, 2011, we had over six million active members in the Regal Crown Club®, making it the largest loyalty program in our industry. In addition, we seek to develop patron loyalty through a number of other marketing programs such as selective discounting of ticket and concession prices in certain markets, summer children's film series, cross-promotional ticket redemptions and promotions within local communities. We plan to use these programs in future markets where we believe patron loyalty can be further enhanced, and will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

  •
  Finally, during the Fiscal 2011 Period, we announced the creation of Open Road Films, a new film distribution company that is jointly owned by us and AMC. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios' big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films released its first film, The Killer Elite, in late September 2011 and its second film, The Grey, in January 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 29, 2011, we have invested approximately $20.0 million in cash in Open Road Films and ultimately expect to invest up to $30.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. We believe our investment in Open Road Films will generate incremental value for our stockholders.

        We are optimistic regarding the breadth of the 2012 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2012 appears to be another year of high-profile releases such as John Carter, The Hunger Games, Wrath of the Titans, The Avengers, Dark Shadows, Battleship, Men in Black III, Snow White and the Huntsman, Madagascar 3: Europe's Most Wanted, Prometheus, The Amazing Spiderman, Ice Age: Continental Drift, The Dark Knight Rises, Total Recall, SkyFall, The Twilight Saga: Breaking Dawn—Part 2, Gravity, The Hobbit: An Unexpected Journey, Rise of the Guardians and The Great Gatsby.

        We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $105.0 million to $120.0 million for fiscal 2012, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2012 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2012 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Results of Operations

        Based on our review of industry sources, national box office revenues for the time period that corresponds to Regal's fiscal 2011 were estimated to have decreased by approximately four percent in comparison to fiscal 2010. The industry's box office results were negatively impacted by difficult comparisons generated by strong attendance from premium-priced films released during 2010, including the record-breaking performance of Avatar and strong attendance from other top tier releases such as Toy Story 3, Alice in Wonderland, Iron Man 2 and Inception.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	Fiscal 2011 Period		Fiscal 2010 Period		Fiscal 2009 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,842.6	68.7%	$1,956.3	69.7%	$1,991.6	68.8%
Concessions	708.0	26.4	724.3	25.8	775.6	26.8
Other operating revenues	131.1	4.9	127.3	4.5	126.7	4.4

Total revenues	2,681.7	100.0	2,807.9	100.00	2,893.9	100.0
Operating expenses:
Film rental and advertising costs(1)	953.7	51.8	1,026.7	52.5	1,046.5	52.5
Cost of concessions(2)	96.6	13.6	101.1	14.0	110.6	14.3
Rent expense(3)	381.5	14.2	382.3	13.6	378.8	13.1
Other operating expenses(3)	744.4	27.8	784.0	27.9	778.5	26.9
General and administrative expenses (including share-based compensation of $7.9 million, $8.4 million and $5.9 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively)(3)	65.8	2.5	66.7	2.4	64.2	2.2
Depreciation and amortization(3)	197.6	7.4	213.4	7.6	201.9	7.0
Net loss on disposal and impairment of operating assets and other(3)	20.8	0.8	17.9	0.6	34.0	1.2

Total operating expenses(3)	2,460.4	91.7	2,592.1	92.3	2,614.5	90.3

Income from operations(3)	221.3	8.3	215.8	7.7	279.4	9.7
Interest expense, net(3)	149.7	5.6	148.1	5.3	151.0	5.2
Loss on extinguishment of debt(3)	21.9	0.8	23.5	0.8	7.4	0.3
Earnings recognized from NCM(3)	(37.9)	1.4	(40.8)	1.5	(38.6)	1.3
Gain on sale of NCM, Inc. common stock(3)	—	—	(52.0)	1.9	—	—
Impairment of investment in RealD, Inc.(3)	13.9	0.5	—	—	—	—
Provision for income taxes(3)	17.7	0.7	48.7	1.7	61.9	2.1
Net income attributable to controlling interest(3)	$40.3	1.5	$77.6	2.8	$95.5	3.3
Attendance	211.9	*	224.3	*	244.5	*
Average ticket price(4)	$8.70	*	$8.72	*	$8.15	*
Average concession per patron(5)	$3.34	*	$3.23	*	$3.17	*

*
Not meaningful

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

Fiscal 2011 Period Compared to Fiscal 2010 Period

  Admissions

        During the Fiscal 2011 Period, total admissions revenues decreased $113.7 million, or 5.8%, to $1,842.6 million, from $1,956.3 million in the Fiscal 2010 Period primarily due to a 5.5% decrease in attendance and a 0.2% decrease in average ticket price. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios. The Fiscal 2011 Period decline in attendance was primarily attributable to a decline in the appeal to our patrons of the films exhibited in our theatres during the Fiscal 2011 Period as compared to the films exhibited during the Fiscal 2010 Period, which included the record-breaking performance of Avatar and strong attendance from other top tier releases such as Toy Story 3, Alice in Wonderland, Iron Man 2 and Inception. The primary driver of the decrease in our Fiscal 2011 Period average ticket price was a decrease in the percentage of our admissions revenues generated by premium-priced films exhibited during the Fiscal 2011 Period, partially offset by selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

  Concessions

        Total concessions revenues decreased $16.3 million, or 2.3%, to $708.0 million during the Fiscal 2011 Period, from $724.3 million for the Fiscal 2010 Period. Average concessions revenues per patron during the Fiscal 2011 Period increased 3.4%, to $3.34, from $3.23 for the Fiscal 2010 Period. The decrease in total concessions revenues during the Fiscal 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by the increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Fiscal 2011 Period was primarily a result of increases in popcorn and beverage sales volume during the Fiscal 2011 Period, selective price increases effected subsequent to the end of the Fiscal 2010 Period and to a lesser extent, the impact of expanded concession menu items introduced in certain of our theatres during such periods.

  Other Operating Revenues

        During the Fiscal 2011 Period, other operating revenues increased $3.8 million, or 3.0%, to $131.1 million, from $127.3 million in the Fiscal 2010 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade game revenue and revenues related to our gift card and discount ticket programs. The increase in other operating revenues during the Fiscal 2011 Period was primarily driven by increases in National CineMedia revenues and incremental other theatre revenues, partially offset by decreases in gift card and discount ticket program revenues.

  Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues decreased to 51.8% during the Fiscal 2011 Period from 52.5% in the Fiscal 2010 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar during the Fiscal 2010 Period.

  Cost of Concessions

        During the Fiscal 2011 Period, cost of concessions decreased $4.5 million, or 4.5%, to $96.6 million as compared to $101.1 million during the Fiscal 2010 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2011 Period was approximately 13.6%, compared to 14.0% during the Fiscal 2010 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2011 Period was primarily related to increases in popcorn and beverage sales volume and selective price increases effected subsequent to the end of the Fiscal 2010 Period.

  Rent Expense

        Rent expense decreased by $0.8 million, or 0.2%, to $381.5 million in the Fiscal 2011 Period, from $382.3 million in the Fiscal 2010 Period. The decrease in rent expense during the Fiscal 2011 Period was primarily related to a reduction in our screen count subsequent to the end of the Fiscal 2010 Period and slightly lower contingent rent during the Fiscal 2011 Period.

  Other Operating Expenses

        Other operating expenses decreased $39.6 million, or 5.1%, to $744.4 million in the Fiscal 2011 Period, from $784.0 million in the Fiscal 2010 Period. The decrease in other operating expenses during the Fiscal 2011 Period was attributable to savings in theatre-level payroll, other non-rent occupancy costs and a reduction in costs associated with lower premium format film revenues.

  General and Administrative Expenses

        General and administrative expenses decreased $0.9 million, or 1.3%, to $65.8 million in the Fiscal 2011 Period, from $66.7 million in the Fiscal 2010 Period. The decrease in general and administrative expenses during the Fiscal 2011 Period was primarily attributable to decreases in certain corporate expenses and share-based compensation expense, partially offset by slightly higher corporate payroll costs and legal and professional fees during the period.

  Depreciation and Amortization

        Depreciation and amortization expense decreased $15.8 million, or 7.4%, to $197.6 million for the Fiscal 2011 Period, from $213.4 million in the Fiscal 2010 Period. The decrease in depreciation and amortization expense during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems.

  Income from Operations

        Income from operations increased $5.5 million, or 2.5%, to $221.3 million during the Fiscal 2011 Period, from $215.8 million in the Fiscal 2010 Period. The net increase in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to a reduction in certain variable operating expense line items described above, partially offset by a decrease in total revenues, and a greater loss on disposal and impairment of operating assets and other ($20.8 million and $17.9 million, respectively, for the Fiscal 2011 Period and Fiscal 2010 Period).

  Interest Expense, net

        During the Fiscal 2011 Period, net interest expense increased $1.6 million, or 1.1%, to $149.7 million, from $148.1 million in the Fiscal 2010 Period. The increase in net interest expense during the Fiscal 2011 Period was principally due to incremental interest expense associated with the issuance of the $275.0 million in aggregate principal amount of our 9 1/8% Senior Notes in August 2010 and the shift in our debt portfolio resulting from the first quarter of 2011 issuance of $250.0 million in aggregate principal amount of our 9 1/8% Senior Notes. These items were partially offset by a reduction in interest expense resulting from the repurchases of our 6 1/4% convertible senior notes due March 15, 2011 (the "the 6 1/4% Convertible Senior Notes") during the second half of fiscal 2010 and first quarter of 2011.

  Earnings Recognized from NCM

        Earnings recognized from NCM decreased $2.9 million, or 7.1%, to $37.9 million in the Fiscal 2011 Period, from $40.8 million in the Fiscal 2010 Period. The decrease in earnings recognized from NCM during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to slightly lower earnings of National CineMedia.

  Income Taxes

        The provision for income taxes of $17.7 million and $48.7 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively, reflect effective tax rates of approximately 30.6% and 38.7%, respectively. The decrease in the effective tax rate for the Fiscal 2011 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statute of limitations and clarifications of tax law, as well as increases in Federal hiring credits during the Fiscal 2011 Period (as described further in Note 7—"Income Taxes"). The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and other income tax credits.

  Net Income Attributable to Controlling Interest

        Net income attributable to controlling interest for the Fiscal 2011 Period was $40.3 million, which represents a decrease of $37.3 million, from net income attributable to controlling interest of $77.6 million during the Fiscal 2010 Period. The decrease in net income attributable to controlling interest for the Fiscal 2011 Period was primarily attributable the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock recorded during the Fiscal 2010 Period, incremental losses from the Company's equity investment in Open Road Films during the Fiscal 2011 Period included in "Other, net", and the impairment of our investment in RealD, Inc. recorded in the Fiscal 2011 Period, partially offset by an increase in operating income during the Fiscal 2011 Period as described above.

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

  Net Income Attributable to Controlling Interest

        Net income attributable to controlling interest for the Fiscal 2010 Period was $77.6 million, which represents a decrease of $17.9 million, from net income attributable to controlling interest of $95.5 million during the Fiscal 2009 Period. The decrease in net income attributable to controlling interest for the Fiscal 2010 Period was primarily attributable to a reduction in operating income, the Fiscal 2010 Period loss on debt extinguishment associated with our sixth amended and restated credit agreement (the "Amended Senior Credit Facility") with Credit Suisse, AG, Cayman Islands Branch, as Administrator Agent ("Credit Suisse") and the lenders party thereto (the "Lenders") and certain repurchases of the 6 1/4% Convertible Senior Notes, incremental losses from the Company's equity investment in DCIP, partially offset by the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock.

Quarterly Results

        The Company's consolidated financial statements for the Fiscal 2010 Period include the results of operations of the eight theatres acquired from an affiliate of AMC during May and June 2010 for periods subsequent to the respective dates of acquisition. The acquisition of such theatres is further described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from such date of the results of operations of the acquisitions, certain other factors described below and to a lesser extent, seasonality.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 29, 2011. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 29, 2011	Sept. 29, 2011	June 30, 2011	March 31, 2011	Dec. 30, 2010		Sept. 30, 2010	July 1, 2010	April 1, 2010
	In millions (except per share data)
Total revenues	$613.9	$743.6	$753.3	$570.9	$661.0		$696.4	$730.7	$719.8
Income from operations(3)	33.6	81.1	96.9	9.7	44.1		58.1	66.0	47.6
Net income (loss) attributable to controlling interest(2)(3)(4)	4.1	25.0	34.8	(23.6)	13.7		42.6	4.8	16.5
Diluted earnings (loss) per share(2)(3)(4)	0.03	0.16	0.23	(0.15)	0.09		0.28	0.03	0.11
Dividends per common share(3)(4)	$0.21	$0.21	$0.21	$0.21	$1.58	(1)	$0.18	$0.18	$0.18

(1)
Includes the December 30, 2010 payment of the $1.40 extraordinary cash dividend paid on each share of Class A and Class B Common Stock. See Note 9 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(2)
During the quarter ended September 30, 2010, we redeemed 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering (including underwriter over-allotments) for $16.00 per share, reducing our investment in National CineMedia by $14.0 million, the average carrying amount of the shares sold. We received approximately $66.0 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $52.0 million.

(3)
During the eight quarters ended December 29, 2011, we recorded long-lived asset impairment charges of $5.2 million, $0.6 million, $5.4 million, $6.7 million, $3.3 million, $0.0 million, $0.9 million and $6.1 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(4)
During the quarter ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately six months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. (1,222,780 shares) to fair value as of December 29, 2011. The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of December 29, 2011 of $8.05 per share.

Liquidity and Capital Resources

        On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses or redeem or convert for cash its 9 1/8% Senior Notes. In addition, as described further below, the Indenture under which the 9 1/8% Senior Notes are issued limits the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

        As further described Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service ("IRS") is currently examining National CineMedia's 2007 and 2008 income tax returns and, as of December 29, 2011, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.'s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company's results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of December 29, 2011.

        Net cash flows provided by operating activities totaled approximately $353.1 million, $259.4 million and $410.8 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The $93.7 million increase in net cash flows generated by operating activities for the Fiscal 2011 Period as compared to the Fiscal 2010 Period increase was caused by a $62.1 million increase in net income excluding non-cash items coupled with a positive fluctuation in working capital activity of approximately $31.6 million. In the Fiscal 2011 Period, a $23.5 million reduction in accrued expenses and other liabilities was the primary driver of working capital activity that negatively impacted cash flow from operating activities by $19.4 million. The reduction in accrued expenses and other liabilities was primarily related to the timing of real estate tax and other lease related payments and the recognition of previously unrecognized tax benefits. In the Fiscal 2010 Period, a $21.4 million increase in trade and other receivables and a $36.1 million reduction in accounts payable were the primary components of working capital activity that negatively impacted cash flows from operating activities by $51.0 million. The increase in trade and other receivables during the Fiscal 2010 Period was primarily associated with increased third party sales of our gift cards and discount tickets during the latter part of 2010 and with the timing of our estimated Federal and state income tax payments. The decrease in accounts payable (primarily film rental liabilities) in the Fiscal 2010 Period was primarily due to lower attendance and box office revenue at our theaters during the latter part of the period coupled with the timing of certain film payments.

        The $151.4 million decrease in net cash flows generated by operating activities for the Fiscal 2010 Period as compared to the Fiscal 2009 Period was caused by a $56.3 million reduction in net income excluding non-cash items coupled with negative fluctuations in working capital activity. In the Fiscal 2010 Period, a $21.4 million increase in trade and other receivables and a $36.1 million reduction in accounts payable were the primary components of working capital activity that negatively impacted cash flows from operating activities by $51.0 million. The increase in trade and other receivables during the Fiscal 2010 Period was primarily associated with increased third party sales of our gift cards and discount tickets during the latter part of 2010 and with the timing of our estimated Federal and state income tax payments. The decrease in accounts payable (primarily film rental liabilities) in the Fiscal 2010 Period was primarily due to lower attendance and box office revenue at our theaters during the latter part of the period coupled with the timing of certain film payments. In the Fiscal 2009 Period, a $36.5 million increase in accounts payable was the primary component of working capital activity that positively impacted cash flows from operating activities by $44.1 million. The increase in accounts payable (primarily film rental liabilities) in the Fiscal 2009 Period was primarily due to increased attendance and box office revenue at our theaters in the latter part of the Fiscal 2009 Period and the timing of certain film payments.

Investing Activities

        Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, strategic partnerships, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities.

        During June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We are pleased with the benefits and future potential of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D and IMAX® film product by the major motion picture studios. As of December 29, 2011, we operated 4,721 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013.

        We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. The credit crisis of late 2008 and early 2009 negatively impacted real estate development and has caused a temporary slowdown in our building program. We currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to return to more normalized levels and in the range of approximately $105.0 million to $120.0 million in fiscal year 2012, exclusive of acquisitions.

        On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP's financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the "DCIP Contributions"). After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 29, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting.

        DCIP's initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March

2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the fiscal years ended December 29, 2011 and December 30, 2010, the Company incurred total rent of approximately $7.4 million and $2.0 million, respectively, associated with the leased digital projection systems.

        As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the Fiscal 2011 Period, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of December 29, 2011.

        During the Fiscal 2011 Period, we announced the creation of Open Road Films. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios' big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films released its first film, The Killer Elite, in late September 2011 and its second film, The Grey, in January 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 29, 2011, we have invested approximately $20.0 million in cash in Open Road Films and ultimately expect to invest up to $30.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting.

        During the quarter ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately six months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. (1,222,780 shares) to fair value as of December 29, 2011. The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of December 29, 2011 of $8.05 per share.

        Net cash flows used in investing activities totaled approximately $101.1 million, $82.7 million and $110.5 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The $18.4 million increase in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to the impact of net proceeds of approximately $66.0 million related to the sale of NCM, Inc. common stock during the Fiscal 2010 Period, a $14.2 million reduction in proceeds from the disposition of assets during the Fiscal 2011 Period and incremental cash contributions to our various investments in non-consolidated entities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by the impact of the $55.0 million acquisition of eight AMC theatres during the Fiscal 2010 Period, an $11.2 million reduction in capital expenditures during the Fiscal 2011 Period and $2.7 million in proceeds received in connection with a property insurance claim during the Fiscal 2011 Period. Contributing to the $27.8 million decrease in cash flows used in investing activities during the Fiscal 2010 Period, as compared to the Fiscal 2009 Period, was the impact of net proceeds totaling approximately $66.0 million resulting from the sale of NCM, Inc. common stock, coupled with lower capital expenditures and higher proceeds from the disposition of assets during the Fiscal 2010 Period, partially offset by the $55.0 million acquisition of eight AMC theatres and approximately $29.9 million of cash contributions to DCIP during the Fiscal 2010 Period.

Financing Activities

        On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, dated August 16, 2010, as supplemented by a First Supplemental Indenture, dated January 7, 2011. In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and a Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes described herein and previously issued under the Indenture on August 16, 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility and for general corporate purposes. As a result of this repayment, coupled with the execution of the Refinancing Agreement described below, the Company recorded an aggregate loss on extinguishment of debt of approximately $21.9 million during the quarter ended March 31, 2011.

        On February 23, 2011, Regal Cinemas entered into the Refinancing Agreement (the "Refinancing Agreement") with Regal, the Guarantors, Credit Suisse, and the Lenders, which amends and refinances the term facility under the Amended Senior Credit Facility (the "Term Facility") described further in Note 5 to the 2010 Audited Consolidated Financial Statements. Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million (the "New Term Loans"), and in accordance therewith, the Lenders advanced the New Term Loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017. Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

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

        As further described in Note 5 to the 2010 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of the 6 1/4% Convertible Senior

Notes. Subsequent to the issuance of the 9 1/8%Senior Notes issued during fiscal 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6 1/4% Convertible Senior Notes, in a series of privately negotiated transactions. During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6 1/4% Convertible Senior Notes, at a redemption price of 100% of their principal amount, plus accrued interest.

        As of December 29, 2011, we had approximately $998.5 million aggregate principal amount outstanding under the New Term Loans, $534.8 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes and $392.7 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes. As of December 29, 2011, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

        As of December 29, 2011, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. An upgrade or downgrade of the Company's debt ratings, depending on the extent, could affect the cost to borrow funds. There were no upgrades or downgrades to the Company's debt ratings that materially impacted our ability or cost to borrow funds during the fiscal year ended December 29, 2011.

        During the Fiscal 2011 Period, Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $129.8 million in the aggregate. On February 13, 2012, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2012, to stockholders of record on March 5, 2012. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

        Net cash flows used in financing activities were approximately $204.3 million, $299.5 million and $142.4 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The net decrease in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $95.2 million was primarily attributable to a $197.3 million decrease in dividends paid to shareholders during the 2011 Fiscal Period as compared to the 2010 Fiscal Period, $53.9 million less cash used to redeem the Company's remaining 6 1/4% Convertible Senior Notes, the impact of $51.5 million cash used to redeem our 9 3/8% Senior Subordinated Notes (the "Senior Subordinated Notes") during the Fiscal 2010 Period, and lower debt acquisition costs during the Fiscal 2011 Period, partially offset by a $212.5 million of incremental net payments on long-term debt obligations (including the Amended Senior Credit Facility described above). The net increase in cash flows used in financing activities during the Fiscal 2010 Period as compared to the Fiscal 2009 Period of $157.1 million was primarily attributable to a $216.3 million increase in dividends paid to shareholders during the Fiscal 2010 Period as compared to the Fiscal 2009 Period, $128.6 million used to repurchase a portion of the 6 1/4% Convertible Senior Notes during the Fiscal

2010 Period, $51.5 million used to redeem the Senior Subordinated Notes, incremental payments (including a $12.5 million debt discount) related to the Amended Senior Credit Facility and incremental debt acquisition costs and related to the Amended Senior Credit Facility and the 9 1/8% Senior Notes, partially offset by proceeds of $275.0 million received in connection with the Fiscal 2010 Period issuance of the 9 1/8% Senior Notes.

EBITDA

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately $405.3 million, $487.8 million and $510.3 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The decrease in EBITDA in the Fiscal 2011 Period from the Fiscal 2010 Period was primarily attributable to the impact of the gain on sale of NCM, Inc. common stock during the Fiscal 2010 Period, the impairment of our investment in RealD, Inc., and incremental losses from the Company's equity investment in Open Road Films included in "Other, net" during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by an increase in operating income for the Fiscal 2011 Period. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets' analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2011 Period	Fiscal 2010 Period	Fiscal 2009 Period
EBITDA	$405.3	$487.8	$510.3
Interest expense, net	(149.7)	(148.1)	(151.0)
Provision for income taxes	(17.7)	(48.7)	(61.9)
Deferred income taxes	41.3	(7.5)	(1.1)
Changes in operating assets and liabilities	(19.4)	(51.0)	44.1
Loss on extinguishment of debt	21.9	23.5	7.4
Gain on sale of NCM, Inc. common stock	—	(52.0)	—
Impairment of investment in RealD, Inc.	13.9	—	—
Other items, net	57.5	55.4	63.0

Net cash provided by operating activities	$353.1	$259.4	$410.8

Interest Rate Swaps

        As described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, During the Fiscal 2009 Period, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These four interest rate swap agreements were designated to hedge $1,000.0 million of variable rate debt obligations at an effective rate 5.82% as of December 30, 2010. On September 30, 2011, one of our interest rate swaps designated to hedge $200.0 million of variable rate debt obligations matured. As a result, the Company's three interest rate swap agreements effective as of December 29, 2011 hedge an aggregate of $800.0 million of variable rate debt obligations at an effective rate of approximately 5.36%.

        Under the terms of the Company's effective interest rate swap agreements as of December 29, 2011, Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $800.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

        During the quarter ended September 29, 2011, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with an effective date of June 30, 2012 and a maturity term of three years from the effective date of the swap. The swap will require Regal Cinemas to pay interest at a fixed rate of 1.82% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations. In addition, during the quarter ended December 29, 2011, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with an effective date of December 31, 2012 and a maturity term of three years from the effective date of the swap. The swap will require Regal Cinemas to pay interest at a fixed rate of 1.325% and receive interest at a variable rate. The interest rate swap is designated to hedge $100.0 million of variable rate debt obligations.

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

Contractual Cash Obligations and Commitments

        The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 29, 2011, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,944.3	$11.9	$26.8	$22.5	$1,883.1
Future interest on debt obligations(2)	828.3	126.5	243.8	236.6	221.4
Capital lease obligations, including interest(3)	16.9	3.4	6.8	4.7	2.0
Lease financing arrangements, including interest(3)	98.9	13.2	27.8	23.5	34.4
Purchase commitments(4)	68.2	46.0	22.2	—	—
Operating leases(5)	3,190.8	366.2	705.3	640.6	1,478.7
FIN 48 liabilities(6)	—	—	—	—	—
Other long term liabilities	0.8	0.3	0.5	—	—

Total	$6,148.2	$567.5	$1,033.2	$927.9	$3,619.6

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

(1)
These amounts are included on our consolidated balance sheet as of December 29, 2011. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $198.5 million of variable interest rate borrowings under the New Term Loans, $525.0 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, and approximately $11.0 million of other debt obligations) are based on the stated fixed rate or in the case of the $198.5 million of variable interest rate borrowings under the New Term Loans, the current interest rate as of December 29, 2011 (3.37%). Future interest payments on the Company's hedged indebtedness as of December 29, 2011 (the remaining $800.0 million of borrowings under the New Term Loans) are based on (1) the applicable margin (as defined Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 29, 2011 (3.00%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 29, 2011. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.26%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of December 29, 2011, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

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

(6)
The table does not include approximately $17.3 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of December 29, 2011.

(7)
In addition, as of December 29, 2011, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to various market risks including interest rate risk and equity price risk. The Company's interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the New Term Loans bear interest, at Regal Cinemas' option, at either a base rate or an adjusted LIBOR rate or the base rate plus, in each case, an applicable margin.

        Under the terms of the Company's effective interest rate swap agreements (which hedge an aggregate of $800.0 million of variable rate debt obligations as of December 29, 2011) described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

        As of December 29, 2011 and December 30, 2010, borrowings of $998.5 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 4.96% (as of December 29, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the New Term Loans as of December 29, 2011, would increase or decrease interest expense by $5.0 million for the fiscal year ended December 29, 2011.

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

        Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 29, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 29, 2011.

        KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 29, 2011, as stated in their report which is included herein.

/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)	/s/ DAVID H. OWNBY David H. Ownby Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 29, 2011 and December 30, 2010, and the related consolidated statements of income, deficit and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2011. We also have audited Regal Entertainment Group's internal control over financial reporting as of December 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 29, 2011 and December 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Knoxville, Tennessee
February 24, 2012

REGAL ENTERTAINMENT GROUP

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253.0	$205.3
Trade and other receivables	75.2	77.3
Income tax receivable	24.6	18.0
Inventories	14.8	14.7
Prepaid expenses and other current assets	14.1	15.9
Assets held for sale	0.6	1.2
Deferred income tax asset	21.2	14.1

TOTAL CURRENT ASSETS	403.5	346.5
PROPERTY AND EQUIPMENT:
Land	124.8	129.7
Buildings and leasehold improvements	1,953.8	1,973.6
Equipment	965.7	984.1
Construction in progress	7.1	5.9

Total property and equipment	3,051.4	3,093.3
Accumulated depreciation and amortization	(1,503.2)	(1,402.8)

TOTAL PROPERTY AND EQUIPMENT, NET	1,548.2	1,690.5
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	20.8	22.2
DEFERRED INCOME TAX ASSET	17.3	81.2
OTHER NON-CURRENT ASSETS	172.7	173.4

TOTAL ASSETS	$2,341.3	$2,492.6

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$20.6	$95.8
Accounts payable	174.5	162.4
Accrued expenses	69.0	67.5
Deferred revenue	89.6	98.5
Interest payable	47.0	44.8

TOTAL CURRENT LIABILITIES	400.7	469.0
LONG-TERM DEBT, LESS CURRENT PORTION	1,925.0	1,897.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	59.6	66.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	11.1	13.3
NON-CURRENT DEFERRED REVENUE	348.0	342.4
OTHER NON-CURRENT LIABILITIES	169.4	195.7

TOTAL LIABILITIES	2,913.8	2,984.3
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 130,864,513 and 130,594,743 shares issued and outstanding at December 29, 2011 and December 30, 2010, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 29, 2011 and December 30, 2010	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(577.6)	(487.6)
Retained earnings	15.7	9.4
Accumulated other comprehensive loss, net	(9.1)	(12.2)

TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(570.9)	(490.3)
Noncontrolling interest	(1.6)	(1.4)

TOTAL DEFICIT	(572.5)	(491.7)

TOTAL LIABILITIES AND DEFICIT	$2,341.3	$2,492.6

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
REVENUES:
Admissions	$1,842.6	$1,956.3	$1,991.6
Concessions	708.0	724.3	775.6
Other operating revenues	131.1	127.3	126.7

TOTAL REVENUES	2,681.7	2,807.9	2,893.9
OPERATING EXPENSES:
Film rental and advertising costs	953.7	1,026.7	1,046.5
Cost of concessions	96.6	101.1	110.6
Rent expense	381.5	382.3	378.8
Other operating expenses	744.4	784.0	778.5
General and administrative expenses (including share-based compensation of $7.9, $8.4 and $5.9 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively)	65.8	66.7	64.2
Depreciation and amortization	197.6	213.4	201.9
Net loss on disposal and impairment of operating assets and other	20.8	17.9	34.0

TOTAL OPERATING EXPENSES	2,460.4	2,592.1	2,614.5

INCOME FROM OPERATIONS	221.3	215.8	279.4
OTHER EXPENSE (INCOME):
Interest expense, net	149.7	148.1	151.0
Loss on extinguishment of debt	21.9	23.5	7.4
Earnings recognized from NCM	(37.9)	(40.8)	(38.6)
Gain on sale of NCM, Inc. common stock	—	(52.0)	—
Impairment of investment in RealD, Inc.	13.9	—	—
Other, net	15.9	11.0	2.4

TOTAL OTHER EXPENSE (INCOME), NET	163.5	89.8	122.2

INCOME BEFORE INCOME TAXES	57.8	126.0	157.2
PROVISION FOR INCOME TAXES	17.7	48.7	61.9

NET INCOME	40.1	77.3	95.3
NONCONTROLLING INTEREST, NET OF TAX	0.2	0.3	0.2

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$40.3	$77.6	$95.5

EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.26	$0.51	$0.62
Diluted	$0.26	$0.50	$0.62
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,577	153,399	153,062
Diluted	154,556	154,517	154,092
Dividends declared per common share	$0.84	$2.12	$0.72

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF DEFICIT AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Class A Common Stock		Class B Common Stock					Total Stockholders' Deficit of Regal Entertainment Group
					Additional Paid-In Capital (Deficit)		Accumulated Other Comprehensive Income (Loss)
						Retained Earnings			Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2009	129.8	$0.1	23.8	$—	$(265.8)	$40.1	$(9.9)	$(235.5)	$(0.4)	$(235.9)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Net income attributable to controlling interest	—	—	—	—	—	95.5	—	95.5	—	95.5

Total comprehensive income										95.1
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation expense	—	—	—	—	5.9	—	—	5.9	—	5.9
Exercise of stock options	0.1	—	—	—	0.1	—	—	0.1	—	0.1
Tax benefits from exercise of stock options, vesting of restricted stock and other	—	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Issuance of restricted stock	0.4	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.72 per share	—	—	—	—	(22.2)	(88.6)	—	(110.8)	—	(110.8)

Balances, December 31, 2009	130.3	0.1	23.8	—	(282.9)	47.0	(10.3)	(246.1)	(0.8)	(246.9)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	4.9	4.9	—	4.9
Net income attributable to controlling interest	—	—	—	—	—	77.6	—	77.6	—	77.6

Total comprehensive income										75.7
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	—	—	—	7.2	—	—	7.2	—	7.2
Exercise of stock options	—	—	—	—	0.8	—	—	0.8	—	0.8
Tax benefits from exercise of stock options, vesting of restricted stock and other	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.40 per share	—	—	—	—	(195.8)	(20.2)	—	(216.0)	—	(216.0)
Cash dividends declared, $0.72 per share	—	—	—	—	(16.1)	(95.0)	—	(111.1)	—	(111.1)

Balances, December 30, 2010	130.6	0.1	23.8	—	(487.6)	9.4	(12.2)	(490.3)	(1.4)	(491.7)
Comprehensive Income:
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	8.0	8.0	—	8.0
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	3.5	3.5	—	3.5
Other-than-temporary impairment of available for sale securities, net of tax (Note 13)	—	—	—	—	—	—	(8.4)	(8.4)	—	(8.4)
Net income attributable to controlling interest	—	—	—	—	—	40.3	—	40.3	—	40.3

Total comprehensive income										43.4
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	7.4	—	—	7.4	—	7.4
Exercise of stock options	0.1	—	—	—	0.4	—	—	0.4	—	0.4
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.1)	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.84 per share	—	—	—	—	(95.8)	(34.0)	—	(129.8)	—	(129.8)

Balances, December 29, 2011	130.9	$0.1	23.8	$—	$(577.6)	$15.7	$(9.1)	$(570.9)	$(1.6)	$(572.5)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40.1	$77.3	$95.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197.6	213.4	201.9
Amortization of debt discount and premium, net	0.1	5.9	4.6
Amortization of debt acquisition costs	4.0	6.9	8.9
Share-based compensation expense	7.9	8.4	5.9
Deferred income tax provision (benefit)	41.3	(7.5)	(1.1)
Net loss on disposal and impairment of operating assets and other	20.8	17.9	34.0
Impairment of investment in RealD, Inc.	13.9	—	—
Equity in earnings of non-consolidated entities and other	10.8	5.8	(2.3)
Excess cash distribution on NCM shares	7.6	7.3	6.2
Gain on sale of NCM, Inc. common stock	—	(52.0)	—
Proceeds from business interruption insurance claim	1.3	—	—
Loss on extinguishment of debt	21.9	23.5	7.4
Non-cash rent expense	5.2	3.5	5.9
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade and other receivables	(9.2)	(21.4)	4.2
Inventories	(0.1)	(2.4)	(4.0)
Prepaid expenses and other assets	2.1	2.0	0.4
Accounts payable	12.1	(36.1)	36.5
Income taxes payable	13.0	1.8	6.1
Deferred revenue	(13.8)	(0.1)	(7.3)
Accrued expenses and other liabilities	(23.5)	5.2	8.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	353.1	259.4	410.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(87.2)	(98.4)	(108.8)
Proceeds from disposition of assets	20.5	34.7	0.8
Proceeds from property insurance claim	2.7	—	—
Net proceeds from sale of NCM, Inc. common stock	—	66.0	—
Investment in non-consolidated entities	(37.0)	(29.9)	(2.5)
Cash used for acquisition	—	(55.0)	—
Distributions to partnership	(0.1)	(0.1)	—

NET CASH USED IN INVESTING ACTIVITIES	(101.1)	(82.7)	(110.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(129.8)	(327.1)	(110.8)
Proceeds from stock option exercises	0.4	0.8	0.1
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	275.0	—
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	—	390.2
Cash used to repurchase 6 1/4% Convertible Senior Notes	(74.7)	(128.6)	—
Cash used to redeem 9 3/8% Senior Subordinated Notes	—	(51.5)	—
Net payments on long-term obligations	(254.2)	(29.2)	(402.7)
Debt discount paid on Amended Senior Credit Facility	—	(12.5)	—
Cash used to purchase treasury shares	(1.3)	(0.9)	(0.4)
Payment of debt acquisition costs	(6.1)	(25.6)	(18.8)
Excess tax benefits from share-based payment arrangements	0.1	0.1	—

NET CASH USED IN FINANCING ACTIVITIES	(204.3)	(299.5)	(142.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47.7	(122.8)	157.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	205.3	328.1	170.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$253.0	$205.3	$328.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(18.1)	$68.8	$39.8

Cash paid for interest	$149.9	$114.8	$124.6

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$10.4	$5.9	$7.0

Investment in DCIP	$—	$12.6	$—

Property and equipment acquired with debt	$—	$13.3	$—

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2011, December 30, 2010 and December 31, 2009

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

        Regal operates the largest theatre circuit in the United States, consisting of 6,614 screens in 527 theatres in 37 states and the District of Columbia as of December 29, 2011. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

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

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 29, 2011, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

        The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 29, 2011 and December 30, 2010, the Company capitalized approximately $11.4 million and $9.3 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

        The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

        As of December 29, 2011 and December 30, 2010, included in property and equipment is $104.1 million and $104.3 million, respectively, of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $58.2 million and $53.3 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

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

        This analysis resulted in the recording of impairment charges of $17.9 million, $10.3 million and $15.3 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

        The Company accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. ASC Subtopic 840-10, Leases—Overview requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because such leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon the determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of the leases to consider the lease renewal options to be reasonably assured of being exercised and therefore, the initial base term is generally considered as the lease term under ASC Subtopic 840-10.

        The Company records rent expense for its operating leases with contractual rent increases in accordance with ASC Subtopic 840-20, Leases—Operating Leases, on a straight-line basis from the "lease commencement date" as specified in the lease agreement until the end of the base lease term.

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

        In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, these rental costs have not been significant to our consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

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

  Goodwill

        The carrying amount of goodwill at December 29, 2011 and December 30, 2010 was approximately $178.8 million. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy. The Company's annual goodwill impairment assessments for the years ended December 29, 2011 and December 30, 2010 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Intangible Assets

        As of December 29, 2011 and December 30, 2010, intangible assets totaled $32.5 million and $32.5 million, respectively, before accumulated amortization of $11.7 million and $10.3 million, respectively. Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres in fiscal 2008, the Company acquired certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years and approximately $8.2 million related to an on-screen advertising contract which was amortized on a straight-line basis through January 2011. In addition, the Company acquired certain other identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years, in connection with its acquisition of eight theatres acquired from AMC as further described in Note 3—"Acquisitions." During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recognized $1.4 million, $3.9 million and $3.8 million of amortization, respectively, related to these intangible assets. The Company did not record an impairment of any intangible assets during the years ended December 29, 2011, December 30, 2010 and December 31, 2009. Estimated amortization

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense for the next five fiscal years for such intangible assets as of December 29, 2011 is projected below:

Projected amortization expense (in millions)
2012	$1.1
2013	1.1
2014	1.1
2015	1.1
2016	1.1

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 29, 2011 and December 30, 2010 were $36.0 million and $51.8 million, respectively, before accumulated amortization of $12.4 million and $19.4 million, respectively.

  Investments

        The Company accounts for its investments in non-consolidated entities using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities accounted for following the equity method of accounting in its consolidated statements of income. As of December 29, 2011, the Company holds a 19.9% interest in National CineMedia, LLC ("National CineMedia"), a 46.7% interest in Digital Cinema Implementation Partners, LLC and a 50% interest in Open Road Films (each as described further under Note 4—"Investments"). In addition, the Company holds an investment in available-for-sale equity securities of RealD, Inc., an entity specializing in the licensing of 3D technologies. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The carrying value of the Company's investment in these entities as of December 29, 2011 was approximately $140.1 million.

        The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current equity prices for its investment in National CineMedia and RealD, Inc. and discounted projections of cash flows for certain of its other investees. Additionally, the Company has periodic discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers various factors, including the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investees dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions, changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.

        As described in Note 13—"Fair Value of Financial Instruments," during the quarter ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately six months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. (1,222,780 shares) to fair value as of December 29, 2011. The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of December 29, 2011 of $8.05 per share.

        There was no impairment of the Company's other investments during the years December 30, 2010 and December 31, 2009.

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

        Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—"Income Taxes," the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company's process for determining the provision for income taxes.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Interest Rate Swaps

        Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations. Certain interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. The fair value of the Company's interest rate swaps is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

  Deferred Revenue

        Deferred revenue relates primarily to vendor marketing programs, gift cards and advance ticket sales, the amount we received related to the sale of our equity interest in Fandango and the amount we received for agreeing to the existing exhibitor services agreement ("ESA") modification described in Note 4—"Investments." Deferred revenue related to vendor marketing programs, gift cards and advance ticket sales are recognized as revenue as described above in this Note 2 under "Revenue Recognition." As described in this Note 2 under "Investments," deferred revenue related to the sale of our equity interest in Fandango will be amortized to revenue on a straight-line basis over the six-year term of the agreement. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 29, 2011 and December 30, 2010, approximately $343.5 million and $339.2 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

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

  Loyalty Program

        Members of the Regal Crown Club® earn credits for each dollar spent at one of the Company's theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the costs of these awards have not been significant to the Company's consolidated financial statements.

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-Based Compensation

        As described in Note 9—"Capital Stock And Share-Based Compensation," we apply the provisions of ASC Subtopic 718-10, Compensation—Stock Compensation—Overall. Under ASC Subtopic 718-10, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.

        ASC Subtopic 718-10, the Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies that could be recognized subsequent to the adoption of ASC Subtopic 718-10.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Segments

        As of December 29, 2011, December 30, 2010 and December 31, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

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

  Comprehensive Income

        Total comprehensive income for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $43.4 million, $75.7 million and $95.1 million, respectively. Total comprehensive income consists of net income attributable to controlling interest and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangements and the change in fair value of available-for-sale equity securities (including other-than-temporary impairments) during each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009. The Company's interest rate swap arrangements and available-for-sale equity securities are further described in Note 5—"Debt Obligations" and Note 13—"Fair Value of Financial Instruments."

  Reclassifications

        Certain reclassifications have been made to the 2009 and 2010 consolidated financial statements to conform to the 2011 presentation.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. The Company adopted SFAS No. 161 during the year ended December 30, 2010. The adoption of SFAS No. 161 had no impact on the Company's consolidated financial position, cash flows or results of operations.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In June 2011, the FASB issued new guidance under ASC Topic 220, Presentation of Comprehensive Income, to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment ("ASU 2011-08"), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial results.

3. ACQUISITIONS

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

4. INVESTMENTS

Investment in Digital Cinema Implementation Partners

        On February 12, 2007, we, along with AMC and Cinemark, Inc. ("Cinemark") formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP's financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

systems) from us, AMC and Cinemark. Concurrent with closing, the Company entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly owned subsidiary of DCIP. Upon execution of the Digital Cinema Agreements, the Company made equity contributions to DCIP of approximately $41.7 million, consisting of $29.1 million in cash and 200 existing digital projection systems with a fair value of approximately $12.6 million (collectively, the "DCIP Contributions"). The Company recorded such DCIP Contributions as an increase in its investment in DCIP. In connection with the contribution of its 200 existing digital projection systems, the Company recorded a loss on the contribution of $2.0 million based on the excess of the carrying value of the digital projection systems contributed over the $12.6 million fair value (as determined by an independent appraisal) of such equipment. In addition, during May 2010, Regal sold an additional 337 digital projection systems to DCIP for aggregate proceeds of approximately $20.0 million. In connection with this sale, the Company recorded a loss on disposal of approximately $2.8 million. Such losses were presented as a component of "Net loss on disposal and impairment of operating assets and other" in the accompanying consolidated statement of income for the year ended December 30, 2010.

        After giving effect to the DCIP Contributions, the Company holds a 46.7% economic interest in DCIP as of December 29, 2011, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. Through December 31, 2009, the Company effected cumulative cash equity contributions totaling $8.0 million and recorded cumulative equity losses in DCIP of $7.3 million. The changes in the carrying amount of our investment in DCIP for the years ended December 29, 2011 and December 30, 2010 are as follows (in millions):

Balance as of December 31, 2009	$0.7
Equity contributions(1)	42.4
Equity in loss of DCIP(2)	(11.0)

Balance as of December 30, 2010	32.1
Equity contributions(1)	17.4
Equity in loss of DCIP(2)	(1.2)

Balance as of December 29, 2011	$48.3

(1)
During the year ended December 29, 2011, the Company effected additional cash investments in DCIP of approximately $17.4 million. In addition to cash investments in DCIP totaling $0.7 million, upon execution of the Digital Cinema Agreements, the Company effected additional equity contributions to DCIP of approximately $41.7 million, consisting of cash and existing digital projection systems, during the year ended December 30, 2010.

(2)
For the years ended December 29, 2011 and December 30, 2010, the Company recorded losses of $1.2 million and $11.0 million, respectively, representing its share of the net loss

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

  of DCIP. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.

          DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended December 29, 2011 and December 30, 2010, the Company incurred total rent of approximately $7.4 million and $2.0 million, respectively, associated with the leased digital projection systems.

          During June 2011, we completed our deployment of 3D compatible digital projection systems to theatres across our circuit. The Company has accelerated depreciation of its owned 35mm film projection equipment that is scheduled to be replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of its useful life. To that end, during the years ended December 29, 2011 and December 30, 2010, the Company recorded approximately $7.5 million and $18.9 million, respectively, of accelerated depreciation related to such 35mm film projection equipment. As of December 29, 2011, we operated 4,721 screens outfitted with digital projection systems, 2,784 of which are digital 3D capable.

          Summarized unaudited consolidated statement of operations information for DCIP for the years ended December 31, 2011 and 2010 is as follows (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues	$113.4	$32.4
Income from operations	70.5	12.8
Net loss	(2.5)	(24.5)

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

        Summarized unaudited consolidated balance sheet information for DCIP as of December 31, 2011 and 2010 is as follows (in millions):

	December 31, 2011	December 31, 2010
Current assets	$33.0	$19.6
Noncurrent assets	1,054.8	512.5
Total assets	1,087.8	532.1
Current liabilities	34.1	39.8
Noncurrent liabilities	963.6	428.4
Total liabilities	997.7	468.2
Members' equity	90.1	63.9
Liabilities and members' equity	1,087.8	532.1

  Investment in National CineMedia, LLC

        We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM"). National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark.

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

        As a result of the transactions associated with the IPO, the Company reduced its investment in National CineMedia to zero. Accordingly, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, subsequent to the IPO, the Company determined it would not recognize its share of any undistributed equity in the earnings of National CineMedia pertaining to the Company's Initial Investment Tranche in National CineMedia until National CineMedia's future net earnings, net of distributions received, equal or exceed the amount of the above described excess distribution. Until such time, equity earnings related to the Company's Initial Investment Tranche in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution. The Company's Initial Investment Tranche is recorded at $0 cost.

        In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.07 payment per patron which will increase by 8% every five years starting at the end of fiscal 2011 and a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $972 for fiscal 2011). The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

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

        As described further below, subsequent to the IPO and through December 29, 2011, the Company received from National CineMedia approximately 5.1 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

proportionate share of tax basis in NCM Inc.'s tangible and intangible assets. On the IPO date, NCM, Inc., the Company, AMC and Cinemark entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to us, AMC and Cinemark in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $7.0 million from NCM, Inc. during the year ended December 29, 2011 with respect to NCM, Inc.'s 2009 and 2010 taxable years. During the year ended December 30, 2010, the Company received payments of $7.0 million with respect to NCM, Inc.'s 2008 and 2009 taxable years. Finally, during the year ended December 31, 2009, the Company received payments of $5.7 million with respect to NCM, Inc.'s 2008 taxable year. Such payments are accounted for using the equity method as described further below.

        The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

Company's consolidated financial statements as of and for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 (in millions):

	As of the period ended				For the period ended
	Investment in NCM	Deferred Revenue	Due to NCM	Cash Received (Paid)	Earnings recognized from NCM	Other NCM Revenues	Gain on sale of NCM, Inc. common stock
Balance as of and for the period ended January 1, 2009	$73.1	$(341.2)	$(6.7)	$42.6	$(32.9)	$(14.3)	$—
Receipt of additional common units(1)	7.0	(7.0)	—	—	—	—	—
Payments to NCM for Consolidated screen integration(1)	—	—	2.6	(3.2)	—	—	—
Receipt of excess cash distributions(2)	(5.4)	—	—	33.9	(28.5)	—	—
Receipt under tax receivable agreement(2)	(0.8)	—	—	5.7	(4.9)	—	—
Revenues earned under ESA(3)	—	—	—	8.9	—	(8.9)	—
Amortization of deferred revenue(4)	—	4.1	—	—	—	(4.1)	—
Equity in earnings attributable to additional common units(5)	5.2	—	—	—	(5.2)	—	—

Balance as of and for the period ended December 31, 2009	$79.1	$(344.1)	$(4.1)	$45.3	$(38.6)	$(13.0)	$—
Receipt of additional common units(1)	5.9	(5.9)	—	—	—	—	—
Payments to NCM for Consolidated screen integration(1)	—	0.8	2.8	(3.9)	—	—	—
Receipt of excess cash distributions(2)	(6.3)	—	—	36.0	(29.7)	—	—
Receipt under tax receivable agreement(2)	(1.1)	—	—	7.0	(5.9)	—	—
Revenues earned under ESA(3)	—	—	—	8.1	—	(8.1)	—
Amortization of deferred revenue(4)	—	4.8	—	—	—	(4.8)	—
Equity in earnings attributable to additional common units(5)	5.4	—	—	—	(5.4)	—	—
Redemption/sale of NCM stock(6)	(14.0)	—	—	66.0	—	—	(52.0)
Change in interest loss	(0.2)	—	—	—	0.2	—	—

Balance as of and for the period ended December 30, 2010	$68.8	$(344.4)	$(1.3)	$113.2	$(40.8)	$(12.9)	$(52.0)
Receipt of additional common units(1)	10.4	(10.4)	—	—	—	—	—
Payments to NCM for Consolidated screen integration(1)	—	—	1.3	(1.9)	—	—	—
Receipt of excess cash distributions(2)	(6.4)	—	—	33.3	(26.9)	—	—
Receipt under tax receivable agreement(2)	(1.2)	—	—	7.0	(5.8)	—	—
Revenues earned under ESA(3)	—	—	—	9.4	—	(9.4)	—
Amortization of deferred revenue(4)	—	5.3	—	—	—	(5.3)	—
Equity in earnings attributable to additional common units(5)	5.2	—	—	—	(5.2)	—	—

Balance as of and for the period ended December 29, 2011	$76.8	$(349.5)	$—	$47.8	$(37.9)	$(14.7)	$—

(1)
On March 17, 2011, March 17, 2010 and March 17, 2009, we received from National CineMedia approximately 0.6 million, 0.3 million and 0.5 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

  available closing stock prices of NCM, Inc. as of the dates on which the units were received. As a result of these adjustments, the Company recorded increases to its investment in National CineMedia (along with corresponding increases to deferred revenue) of $10.4 million, $5.9 million and $7.0 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and National CineMedia following the units of revenue method as described in (4) below. These transactions caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.9% interest in NCM, Inc. as of December 29, 2011.

  Since Consolidated Theatres maintains an existing agreement with an on-screen advertising provider, National CineMedia will not be provided access to such theatre locations until expiration of the related advertising contract. In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis. The fair value of the screen integration payment was approximately $8.0 million and was accrued by the Company during 2008. Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract. The accretion associated with this obligation was reflected in interest expense over the life of the related obligation.

(2)
During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company received $40.3 million, $43.0 million, $39.6 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement). Approximately $7.6 million, $7.4 million and $6.2 million of these cash distributions received during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $9.4 million, $8.1 million and $8.9 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $14.2 million, $14.3 million and $14.8 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively) for on-screen advertising time provided to our beverage concessionaire and other NCM revenue. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

(5)
Amounts represent the Company's share in the net income of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the consolidated financial statements.

(6)
During the quarter ended September 30, 2010, we redeemed 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering (including underwriter over-allotments) for $16.00 per share, reducing our investment in National CineMedia by $14.0 million, the average carrying amount of the shares sold. We received approximately $66.0 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $52.0 million. These transactions caused a proportionate decrease in the Company's Initial Investment Tranche and Additional Investments Tranche and decreased our ownership share in National CineMedia.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

4. INVESTMENTS (Continued)

        As of December 29, 2011, approximately $1.9 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 30, 2010, approximately $2.1 million and $1.6 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

        Summarized unaudited consolidated statement of operations information for National CineMedia for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 is as follows (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Revenues	$427.5	$380.7	$369.5
Income from operations	190.6	168.2	173.2
Net income	139.5	128.5	95.3

        Summarized unaudited consolidated balance sheet information for National CineMedia as of December 30, 2010 and December 31, 2009 is as follows (in millions):

	December 30, 2010	December 31, 2009
Current assets	$116.4	$128.9
Noncurrent assets	309.6	175.5
Total assets	426.0	304.4
Current liabilities	112.1	114.5
Noncurrent liabilities	820.5	829.5
Total liabilities	932.6	944.0
Members' deficit	(506.6)	(639.6)
Liabilities and members' deficit	426.0	304.4

        As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 29, 2011.

  Other Investments

        During the year ended December 29, 2011, the Company announced the creation of Open Road Films, a new film distribution company jointly owned with AMC. The Company's cumulative cash investment in Open Road Films totaled approximately $20.0 million as of December 29, 2011. The Company accounts for its investment in Open Road Films following the equity method of accounting. For the year ended December 29, 2011, the Company recorded a loss of approximately $14.8 million, representing its share of the net loss of Open Road Films. The carrying value of the Company's investment in Open Road Films as of December 29, 2011 was approximately $5.2 million and is included in the consolidated balance sheet as a component of "Other Non-Current Assets."

        The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company's investment in RealD, Inc. as of December 29, 2011 was approximately $9.8 million. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc., including an other-than-temporary impairment charge of $13.9 million recorded during the quarter ended December 29, 2011. The Company has recorded this investment within "Other Non-Current Assets."

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS

        Debt obligations at December 29, 2011 and December 30, 2010 consist of the following (in millions):

	December 29, 2011	December 30, 2010
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$998.5	$1,232.5
Regal 9 1/8% Senior Notes, including premium	534.8	275.0
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	392.7	391.7
Regal 6 1/4% Convertible Senior Notes, net of debt discount	—	74.4
Lease financing arrangements, weighted average interest rate of 11.26% maturing in various installments through January 2021	66.0	71.5
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	13.3	15.4
Other	11.0	12.5

Total debt obligations	2,016.3	2,073.0
Less current portion	20.6	95.8

Total debt obligations, less current portion	$1,995.7	$1,977.2

        Regal Cinemas Sixth Amended and Restated Credit Agreement—On May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Amended Senior Credit Facility"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse") and the lenders party thereto (the "Lenders") which amended, restated and refinanced the fifth amended and restated credit agreement (the "Prior Senior Credit Facility") among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consisted of a term loan facility (the "Term Facility") in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of $85.0 million with a final maturity date in May 2015. Proceeds of the Term Facility (approximately $1,237.5 million, net of a $12.5 million debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate principal balance of approximately $1,262.1 million. Upon the execution of the Amended Senior Credit Facility, Regal recognized a loss on debt extinguishment of approximately $18.4 million during the year ended December 30, 2010.

        On February 23, 2011, Regal Cinemas entered into a permitted secured refinancing agreement (the "Refinancing Agreement") with Regal, the Guarantors, Credit Suisse, and the Lenders, which amended and refinanced the Term Facility under the Amended Senior Credit Facility. Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced term loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

(the "New Term Loans"). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

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

        As described below, in connection with the additional offerings of the Company's 9 1/8% Senior Notes (defined below) during the year ended December 29, 2011, the Company used a portion of the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility. As a result of this repayment, coupled with the execution of the Refinancing Agreement, the Company recorded an aggregate loss on extinguishment of debt of approximately $21.9 million during the year ended December 29, 2011.

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

        Regal Cinemas may prepay borrowings under the Amended Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Amended Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

  •
  50% of excess cash flow in any fiscal year (as reduced by voluntary repayments of the Amended Senior Credit Facility), with elimination based upon achievement and maintenance of a leverage ratio of 3.75:1.00 or less;

  •
  100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its subsidiaries, subject to certain exceptions (including reinvestment rights);

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

  •
  100% of the net cash proceeds of issuances of funded debt of Regal Cinemas and its subsidiaries, subject to exceptions; and

  •
  50% of the net cash proceeds of issuances of equity securities by Regal Cinemas, including the net cash proceeds of capital contributions to Regal Cinemas, with elimination based upon achievement and maintenance of a leverage ratio of 3.75:1.00 or less.

        The above-described mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the Amended Senior Credit Facility. When there are no longer outstanding loans under the Amended Senior Credit Facility, mandatory prepayments are to be applied to prepay outstanding loans under the Revolving Facility with no corresponding permanent reduction of commitments under the Revolving Facility.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

        As of December 29, 2011 and December 30, 2010, borrowings of $998.5 million and $1,232.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 4.96% (as of December 29, 2011) and 5.42% (as of December 30, 2010), after the impact of the interest rate swaps described below is taken into account.

        Regal 9 1/8% Senior Notes—On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company's issuance and sale of $275.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes due 2018 (the "9 1/8% Senior Notes"). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6 1/4% Convertible Senior Notes as described below under the heading "Regal 6 1/4% Convertible Senior Notes."

        On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011. In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and the Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and will be fungible with, the $275.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes previously issued under the Indenture in 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility and for general corporate purposes.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

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

        The 8 5/8% Senior Notes are Regal Cinemas' general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas' existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas' existing and future secured indebtedness, including all borrowings under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas' subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

        The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas' existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the "Note Guarantors"). The guarantees of the 8 5/8% Senior Notes are the Note Guarantors' general senior unsecured obligations and rank

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

equally in right of payment with all of the Note Guarantors' existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes and rank senior in right of payment to all of the Note Guarantors' existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of the Note Guarantors' existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Note Guarantors' subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

        Regal 6 1/4% Convertible Senior Notes—On March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6 1/4% convertible senior notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes").

        Subsequent to the issuance of the 9 1/8% Senior Notes described above, during the year ended December 30, 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6 1/4% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $5.2 million loss on extinguishment of debt during year ended December 30, 2010. During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6 1/4% Convertible Senior Notes at a redemption price of 100% of their principal amount, plus accrued interest.

        ASC Subtopic 470-20, Debt—Debt with Conversion and Other Options, requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of such instruments. As a result, interest expense is imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which resulted in incremental non-cash interest expense. During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recorded approximately $0.3 million, $3.6 million and $4.1 million, respectively, of non-cash interest expense on the 6 1/4% Convertible Senior Notes. The amount of contractual coupon interest recognized on the 6 1/4% Convertible Senior Notes during the same periods was approximately $1.0 million, $10.1 million and $12.5 million, respectively.

  Interest Rate Swaps

        During the year ended December 31, 2009, Regal Cinemas entered into four hedging relationships via four distinct interest rate swap agreements with maturity terms of two to three years each from the respective effective dates of the swaps, which require Regal Cinemas to pay interest at fixed rates ranging from 2.15% to 2.53% and receive interest at a variable rate. These four interest rate swap agreements were designated to hedge $1,000.0 million of variable rate debt obligations at an effective rate 5.82% as of December 30, 2010. On September 30, 2011, one of the interest rate swaps designated to hedge $200.0 million of variable rate debt obligations matured. As a result, the Company's three interest rate swap agreements effective as of December 29, 2011 hedge an aggregate of $800.0 million of variable rate debt obligations at an effective rate of approximately 5.36%.

        Under the terms of the Company's effective interest rate swap agreements as of December 29, 2011, Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 2.53% and receives

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $800.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the three interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

        During the quarter ended September 29, 2011, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with an effective date of June 30, 2012 and a maturity term of three years from the effective date of the swap. The swap will require Regal Cinemas to pay interest at a fixed rate of 1.82% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations. In addition, during the quarter ended December 29, 2011, Regal Cinemas entered into an additional hedging relationship via a distinct interest rate swap agreement with an effective date of December 31, 2012 and a maturity term of three years from the effective date of the swap. The swap will require Regal Cinemas to pay interest at a fixed rate of 1.325% and receive interest at a variable rate. The interest rate swap is designated to hedge $100.0 million of variable rate debt obligations.

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

December 29, 2011, December 30, 2010 and December 31, 2009

5. DEBT OBLIGATIONS (Continued)

        Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2012	$11.9	$3.4	$13.2	$28.5
2013	12.1	3.4	13.9	29.4
2014	14.7	3.4	13.9	32.0
2015	12.4	2.4	12.2	27.0
2016	10.1	2.3	11.3	23.7
Thereafter	1,883.1	2.0	34.4	1,919.5
Less: debt discount	(7.3)	—	—	(7.3)
Less: interest on capital leases and lease financing arrangements	—	(3.6)	(32.9)	(36.5)

Totals	$1,937.0	$13.3	$66.0	$2,016.3

6. LEASES

        The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 29, 2011, are summarized for the following fiscal years (in millions):

2012	$366.2
2013	357.1
2014	348.2
2015	331.6
2016	309.0
Thereafter	1,478.7

Total	$3,190.8

        Rent expense under such operating leases amounted to $381.5 million, $382.3 million and $378.8 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. Contingent rent expense was $20.4 million, $22.4 million and $22.3 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

  Sale-Leaseback Transactions

        The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

6. LEASES (Continued)

        In December 1995, United Artists Theatre Circuit, Inc. ("UATC") entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 29, 2011, 11 theatres were subject to the sale leaseback transaction and approximately $26.9 million in principal amount of pass-through certificates were outstanding.

7. INCOME TAXES

        The components of the provision for income taxes for income from operations are as follows (in millions):

	Year ended December 29, 2011	Year ended December 30, 2010	Year ended December 31, 2009
Federal:
Current	$(21.3)	$41.4	$51.3
Deferred	44.0	0.4	0.4

Total Federal	22.7	41.8	51.7

State:
Current	(2.3)	14.8	11.7
Deferred	(2.7)	(7.9)	(1.5)

Total State	(5.0)	6.9	10.2

Total income tax provision	$17.7	$48.7	$61.9

        During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, a current tax benefit of $0.4 million, $0.7 million and $0.3 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

        A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year ended December 29, 2011	Year ended December 30, 2010	Year ended December 31, 2009
Provision calculated at federal statutory income tax rate	$20.2	$44.1	$55.0
State and local income taxes, net of federal benefit	(3.3)	5.8	7.2
Federal hiring credits	(1.1)	(0.3)	(0.3)
Other	1.9	(0.9)	—

Total income tax provision	$17.7	$48.7	$61.9

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

7. INCOME TAXES (Continued)

        Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 29, 2011	December 30, 2010
Deferred tax assets:
Net operating loss carryforward	$35.9	$35.8
Excess of tax basis over book basis of intangible assets	11.0	21.3
Deferred revenue	139.5	137.6
Deferred rent	52.7	52.2
Other	25.5	26.9

Total deferred tax assets	264.6	273.8
Valuation allowance	(16.0)	(15.6)

Total deferred tax assets, net of valuation allowance	248.6	258.2
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(61.4)	(79.5)
Excess of book basis over tax basis of investments	(146.9)	(81.4)
Other	(1.8)	(2.0)

Total deferred tax liabilities	(210.1)	(162.9)

Net deferred tax asset	$38.5	$95.3

        At December 29, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $61.6 million with expiration commencing in 2018 and tax credit carryforwards for federal income tax purposes of approximately $0.8 million expiring in 2031. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $16.0 million and $15.6 million as of December 29, 2011 and December 30, 2010, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 29, 2011, the valuation allowance was increased by $1.0 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended December 29, 2011 would not be realized. Also during the year ended

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

7. INCOME TAXES (Continued)

December 29, 2011, the valuation allowance was decreased by $0.6 million primarily related to the realization of certain state net operating losses created in years ended before December 29, 2011.

        Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. A reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 29, 2011 and December 30, 2010 was as follows (in millions):

	Year Ended December 29, 2011	Year Ended December 30, 2010
Beginning balance	$29.7	$30.2
Decreases related to prior year tax positions	(3.0)	—
Increases related to current year tax positions	0.1	1.6
Lapse of statute of limitations	(5.0)	(2.1)

Ending balance	$21.8	$29.7

        Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $8.0 million and $8.5 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

        The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 29, 2011 and December 30, 2010, were $12.4 million and $17.6 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 29, 2011 and December 30, 2010 were approximately $1.7 million.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2011 and December 30, 2010, the Company has accrued gross interest and penalties of approximately $3.6 million and $6.9 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $(0.8) million, $1.1 million and $3.1 million, respectively.

        The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not subject to U.S. federal examinations by tax authorities for years before 2008, and with limited exceptions, is not subject to state income tax examinations for years before 2007. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

        As further described Note 4—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service ("IRS") is currently examining National CineMedia's 2007 and 2008 income tax returns and, as of December 29, 2011, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.'s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company's results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

7. INCOME TAXES (Continued)

benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of December 29, 2011.

8. LITIGATION AND CONTINGENCIES

        The Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.

        With respect to certain matters described herein, management has estimated the upper end of the range of reasonably possible loss to be approximately $2.5 million. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

        Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

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

        In prior years, private litigants and the Department of Justice ("DOJ") had filed claims against the Company alleging that a number of theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants' claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. From time

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

8. LITIGATION AND CONTINGENCIES (Continued)

to time, the Company receives claims that the stadium seating offered by theatres allegedly violates the ADA. In these instances, the Company seeks to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

        The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

        In addition, from time to time, the Company receives letters from the state officials in states where we operate theatres regarding investigation into the accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but has announced its intention to deploy new digital captioning and descriptive video systems during 2012 and 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company expects the capital outlay with respect to these systems to be approximately $11.5 million.

        The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

        In situations where management believes that a loss arising from such proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings (primarily landlord-tenant disputes) totaled approximately $8.2 million as of December 29, 2011. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

        The Company has entered into employment contracts (the "employment contracts)," with four of its current executive officers, Ms. Miles and Messrs. Dunn, Ownby, and Brandow, to whom we refer as the "executive" or "executives." Under each of the employment contracts, the Company must indemnify each executive from and against all liabilities with respect to such executive's service as an officer, and as a director, to the extent applicable. In addition, under the employment contracts, each executive is entitled to severance payments in connection with the termination by the Company of the executive without cause, the termination by the executive for good reason, or the termination of the executive, under circumstances in connection with a change in control of the Company (as defined within each employment contract).

        Pursuant to each employment contract, the Company provides for severance payments if the Company terminates an executive's employment without cause or if an executive terminates his or her

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

8. LITIGATION AND CONTINGENCIES (Continued)

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

        If the Company terminates any executive's employment, or if any executive resigns for good reason, within three (3) months prior to, or one (1) year after, a change of control of the Company (as defined within each employment contract), the executive shall be entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, that executive would have received with respect to the fiscal year in which the termination occurs; and (ii)(a) in the case of Ms. Miles, two and one-half times the executive's annual base salary plus two times the executive's target bonus; and (b) in the case of Messrs. Dunn, Ownby, and Brandow, two times the executive's annual salary plus one and one-half times the executive's target bonus; and (iii) continued coverage under any medical, health and life insurance plans for a 30-month period following the date of termination.

        Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $9.4 million.

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

        On December 20, 2011, Michael L. Campbell resigned from his position as Executive Chairman of the Company, effective December 28, 2011. Mr. Campbell will continue to serve as a member of the Board of Directors of the Company (the "Board") and has transitioned to a non-executive role as Chairman of the Board of the Company. In connection with his resignation, Mr. Campbell and the Company terminated the Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between the Company and Mr. Campbell, and entered into a Separation and General Release Agreement, dated December 20, 2011 (the "Agreement"), as described below.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

8. LITIGATION AND CONTINGENCIES (Continued)

        Under the Agreement, the Company paid Mr. Campbell his base salary through December 28, 2011 and his annual bonus for fiscal 2011 in the amount of $800,000. In exchange for his continuing service as Chairman of the Board, the Company will also pay Mr. Campbell a $100,000 annual cash retainer and make annual grants to him of restricted shares of Class A common stock of the Company having, at the time of grant, a fair market value of $200,000. In addition, Mr. Campbell's unvested equity awards, comprised of 122,916 unvested restricted shares and 169,682 unvested performance shares as of December 29, 2011, remained outstanding. Mr. Campbell will be considered in service for purposes of vesting in these equity awards as long as he continues to be a member of the Board. If Mr. Campbell's service on the Board terminates other than due to his voluntary resignation from the Board or his declining to be nominated for an additional term, then his unvested restricted shares will become fully vested and his unvested performance shares will remain outstanding and will vest to the extent that the as-adjusted EBITDA targets applicable to such performance shares are achieved.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

  Capital Stock

        As of December 29, 2011, the Company's authorized capital stock consisted of:

  •
  500,000,000 shares of Class A common stock, par value $0.001 per share;

  •
  200,000,000 shares of Class B common stock, par value $0.001 per share; and

  •
  50,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 29, 2011, 130,864,513 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 29, 2011, all of which are held by Anschutz Company. Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 29, 2011. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

  Common Stock

        The Class A common stock and the Class B common stock are identical in all respects, except with respect to voting and except that each share of Class B common stock will convert into a single share of Class A common stock at the option of the holder or upon a transfer of the holder's Class B

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

common stock, other than to certain transferees. Each holder of Class A common stock will be entitled to a single vote for each outstanding share of Class A common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Except as required by law, the Class A common stock and the Class B common stock will vote together on all matters. Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company's remaining assets available for distribution to the stockholders in the event of the Company's liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class.

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

  Preferred Stock

        The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 29, 2011, no shares of preferred stock are outstanding.

  Share Repurchase Program

        During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. The share repurchase program expired in November 2009. The Company made no repurchases of its outstanding Class A common stock under the program during the years ended December 29, 2011, December 30, 2010 and December 31, 2009.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

  Warrants

        No warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 29, 2011.

  Dividends

        Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $129.8 million in the aggregate, during the year ended December 29, 2011. Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $111.1 million in the aggregate, during the year ended December 30, 2010. In addition, on December 1, 2010, Regal declared an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million in the aggregate. Stockholders of record at the close of business on December 20, 2010 were paid this dividend on December 30, 2010. Finally, Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $110.8 million in the aggregate, during the year ended December 31, 2009.

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

        In connection with the July 1, 2003, June 2, 2004, April 13, 2007 and December 30, 2010 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $4.4134 to $14.6414 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,235,094, and an increase in the total number of authorized shares under the Incentive Plan to 18,319,207 (after giving effect to the May 11, 2005 amendment to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 1,889,759 shares). As of December 29, 2011 and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 454,951 shares of Class A common stock were outstanding under the Incentive Plan, and 1,109,763 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

Stock Options

        Stock option grants have been established at prices not less than the fair market value as of the date of grant and are exercisable in installments of 20% per year and expire no later than 10 years from the date of grant. There were no stock options granted during the years ended December 29, 2011, December 30, 2010 and December 31, 2009. During the year ended December 31, 2009, the Company recognized approximately $0.2 million of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses. No compensation expense related to stock options was recorded during the years ended December 29, 2011 and December 30, 2010.

        The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 29, 2011, the accompanying consolidated statement of cash flows reflects approximately $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.4 million for the year ended December 29, 2011. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.

        The following table represents stock option activity for the year ended December 29, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of year	526,742	$8.38	1.80
Granted during the year	—	—
Exercised during the year	(65,380)	6.18
Forfeited during the year	(6,411)	9.12

Outstanding options at end of year	454,951	$8.69	0.85
Exercisable options at end of year	454,951	$8.69	0.85

        The aggregate intrinsic value of options outstanding and exercisable at December 29, 2011 was approximately $1.8 million. Total intrinsic value of options exercised was $0.5 million, $0.5 million and $0.1 million, for the years ended December 29, 2011, December 30, 2010, and December 31, 2009, respectively. As of December 29, 2011 and December 30, 2010, the Company had no nonvested stock options outstanding.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

Restricted Stock

        The Incentive Plan provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. Through fiscal 2008, 817,717 shares were granted under the Incentive Plan at nominal cost to officers, key employees and certain directors. The closing price of the Company's Class A common stock on the date of grant ranged from $17.07 to $22.40 per share.

        On January 14, 2009, 371,129 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 13, 2010, 289,679 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 12, 2011, 349,856 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of our Class A common stock on the date of this grant was $10.01 per share on January 14, 2009, $14.72 per share on January 13, 2010 and $12.21 per share on January 12, 2011. In addition, on June 30, 2009, 150,489 shares were granted under the Incentive Plan at nominal cost to the Company's Chief Executive Officer. The closing price of our Class A common stock on the date of grant was $13.29 per share. All of the restricted shares subject to this award vest on June 30, 2013.

        During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company withheld approximately 99,217 shares, 62,171 shares and 40,629 shares, respectively, of restricted stock at an aggregate cost of approximately $1.3 million, $0.9 million and $0.4 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

        During the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recognized approximately $4.4 million, $4.4 million and $3.8 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 29, 2011, we have unrecognized compensation expense of $7.1 million associated with restricted stock awards.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

        The following table represents the restricted stock activity for the years ended December 29, 2011, December 30, 2010 and December 31, 2009:

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Unvested at beginning of year:	971,110	971,568	637,615
Granted during the year	349,856	289,679	521,618
Vested during the year	(323,880)	(283,108)	(183,458)
Forfeited during the year	(46,768)	(7,029)	(4,207)

Unvested at end of year	950,318	971,110	971,568

        During the year ended December 29, 2011, the Company paid four cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.8 million.

Performance Share Units

        The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a "Performance Agreement"). The initial original Performance Agreement covered performance share grants issued through the year ended December 31, 2009 (each, a "2006 Performance Agreement"). Pursuant to the terms and conditions of the 2006 Performance Agreement, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in the 2006 Performance Agreement. The performance criteria are tied to the average annual total shareholder returns (stock price appreciation plus dividend yield) attained ("TSRA") by the Company for each full twelve month period ending on the yearly anniversary of the grant date through the applicable calculation date (subject to the provisions contained in the Performance Agreement relating to the grantee's death, disability, retirement, termination with or without cause or the occurrence of a change of control). The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Pursuant to the 2006 Performance Agreement, on the calculation date, the grantee will be entitled to receive a payment in an amount equal to the dividends paid by the Company with respect to a share of its Class A common stock from the grant date through the calculation date, multiplied by the number of shares of restricted common stock, if any, the grantee receives pursuant to the 2006 Performance Agreement.

        Through fiscal 2008, 843,660 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The closing price of the Company's Class A common stock on the date of grant ranged from $17.07 to $22.25 per share. Each performance share represented the right to receive from 0% to 175% of the target numbers of shares of restricted common stock. The number of shares of restricted common stock ultimately earned was determined by comparing the actual TSRA on Regal's Class A common stock on the third anniversary of the grant date to the target TSRA set forth in each respective 2006 Performance Agreement. As of December 29, 2011, no shares were earned under these grants as a result of performance criteria not achieved at the respective calculation dates.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION (Continued)

        In 2009, the Company adopted an amended and restated form of Performance Agreement (each, a "2009 Performance Agreement"). On January 14, 2009, 401,907 performance shares were granted under the Incentive Plan, at nominal cost to officers and key employees. In addition, on January 13, 2010, 311,953 performance shares were granted under the Incentive Plan, at nominal cost to officers and key employees. Finally, on January 12, 2011, 376,902 preferred shares were granted under the incentive plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2011 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 14, 2012 (the third anniversary of the grant date for the January 14, 2009 grant), January 13, 2013 (the third anniversary of the grant date for the January 13, 2010 grant) and January 12, 2014 (the third anniversary of the grant date for the January 12, 2011 grant), as set forth in the 2009 Performance Agreement. Such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company's Class A common stock on the date of this grant was $10.01 per share on January 14, 2009, $14.72 per share on January 13, 2010 and $12.21 per share on January 12, 2011, which approximates the respective grant date fair value of the awards.

        As of the respective grant dates, the aggregate fair value of the performance share awards was determined to be $23.4 million, which includes related dividends on shares estimated to be earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected terms of the awards, which range from 3 to 4 years. During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recognized approximately $3.5 million, $4.0 million and $2.0 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 29, 2011, we have unrecognized compensation expense of $9.1 million associated with the performance share units.

        The following table summarizes information about the Company's number of performance shares for the years ended December 29, 2011, December 30, 2010 and December 31, 2009:

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Unvested at beginning of year:	1,115,363	999,330	793,005
Granted (based on target) during the year	376,902	311,953	401,907
Cancelled/forfeited during the year	(265,058)	(195,920)	(195,582)

Unvested at end of year	1,227,207	1,115,363	999,330

        The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.7 million shares of restricted stock could be issued providing the performance criteria maximums are met.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

10. RELATED PARTY TRANSACTIONS

        During the year ended December 31, 2009, Regal Cinemas incurred capitalized costs of $1.2 million to Qwest Communications, which was affiliated with Anschutz, and its subsidiaries for network infrastructure upgrades. Regal Cinemas incurred approximately $6.2 million of expenses payable to Qwest Communications and its subsidiaries for telecommunication and network monitoring services during the year ended December 31, 2009.

        During each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

        During each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

        During the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company received approximately $0.5 million, $0.5 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. As of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre. This amount was paid to Regal during the year ended December 30, 2010.

        During 2005 and 2006, National CineMedia entered into a lease assignment and sublease arrangements with RCM pursuant to which National CineMedia leases a regional office in Chicago, Illinois. This arrangement expired in July 2009. The amounts paid by National CineMedia under this arrangement totaled approximately $0.1 million for the fiscal year ended December 31, 2009.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

        The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $2.9 million, $2.8 million and $2.6 million to the 401k Plan in 2011, 2010 and 2009, respectively.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

11. EMPLOYEE BENEFIT PLANS (Continued)

Union-Sponsored Plans

        Certain of our theatre employees are covered by various union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions to such plans aggregated $0.1 million, $0.2 million and $0.3 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

        During the quarter ended September 29, 2011, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Pension and Welfare Funds of Moving Picture Machine Operators Union of Greater New York, Local 306 ("Local 306" or the "Plan") (Employment Identification No. 131665124), that covers certain of its unionized theatre employees. The Company made a complete withdrawal from Local 306 during the year ended December 29, 2011. Based on the payment schedule that the Company received from Local 306, the Company holds the option of providing a lump sum settlement payment of approximately $2.6 million, the estimated withdrawal liability recorded as of December 29, 2011. The certified zone status for Local 306 was red for 2011 and 2010. The expiration dates of the collective-bargaining agreements requiring contributions to the Plan were June 22, 2010 and January 11, 2011. The Company's contributions to Local 306 were less than $0.1 million for the years ended December 29, 2011 and December 30, 2010 and $0.2 million for the year ended December 31, 2009, which did not exceed five percent of total contributions to the Plan during such years. Finally, as of December 29, 2011, there was no funding improvement or rehabilitation plan associated with Local 306 nor have any surcharges been paid by the Company to the Plan.

        In addition, the Company has established an estimated withdrawal liability of approximately $0.9 million related to nine other insignificant union-sponsored multiemployer pension and health and welfare plans where it has ceased or expects to cease making contributions as of December 29, 2011.

12. EARNINGS PER SHARE

        We compute earnings per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6 1/4% Convertible Senior Notes and the warrant issued in connection with the 6 1/4% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares, performance shares, and the warrant issued in connection with the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

12. EARNINGS PER SHARE (Continued)

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

        The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended December 29, 2011			Year Ended December 30, 2010			Year Ended December 31, 2009
	Class A		Class B	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$34.1		$6.2	$65.6		$12.0	$80.7		$14.8
Denominator:
Weighted average common shares outstanding (in thousands)	129,868		23,709	129,690		23,709	129,353		23,709

Basic earnings per share	$0.26		$0.26	$0.51		$0.51	$0.62		$0.62

Numerator:
Allocation of undistributed earnings for basic computation	$34.1		$6.2	$65.6		$12.0	$80.7		$14.8
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	6.2		—	12.0		—	14.8		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—			—		(0.2)	—		(0.1)
Interest expense on 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	(1)	—

Allocation of undistributed earnings	$40.3		$6.2	$77.6		$11.8	$95.5		$14.7
Denominator:
Number of shares used in basic computation (in thousands)	129,868		23,709	129,690		23,709	129,353		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—	23,709		—
Stock options	147		—	163		—	143		—
Restricted stock and performance shares	832		—	955		—	887		—
Conversion of 6 1/4% Convertible Senior Notes	—	(1)	—	—	(1)	—	—	(1)	—

Number of shares used in per share computations (in thousands)	154,556		23,709	154,517		23,709	154,092		23,709

Diluted earnings per share	$0.26		$0.26	$0.50		$0.50	$0.62		$0.62

(1)
No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 29, 2011:

		Fair Value Measurements at December 29, 2011 Using
	Total Carrying Value at December 29, 2011
		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available-for-sale(1)	$9.8	$9.8	$—	$—

Total assets at fair value	$9.8	$9.8	$—	$—

Liabilities:
Interest rate swaps(2)	$15.0	$—	$15.0	$—

Total liabilities at fair value	$15.0	$—	$15.0	$—

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.'s publicly traded common stock price, which currently falls under Level 1 of the valuation hierarchy. The RealD, Inc. shares previously fell under Level 2 of the valuation hierarchy due to a lock-up period to which the Company was subject. Such lock-up period expired in July 2011. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive loss" on a quarterly basis. During the quarter ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately six months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. (1,222,780 shares) to fair value as of December 29, 2011. The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of December 29, 2011 of $8.05 per share.

(2)
The fair value of the Company's interest rate swaps described in Note 5—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of December 29, 2011, the aggregate fair value the Company's interest rate swaps was determined to be approximately $(15.0) million, which was recorded as components of "Other Non-Current Liabilities" ($4.5 million) and "Accrued expenses" ($10.5 million) with a corresponding amount of $(9.1) million, net of tax, recorded to "Accumulated other comprehensive loss, net." As of December 30, 2010, the aggregate fair value of the Company's interest rate swaps was determined to be approximately $(28.2) million, which was recorded as components of "Other Non-Current Liabilities" ($24.6 million) and "Accrued expenses" ($3.6 million) with a corresponding amount of $(17.1) million, net of tax, recorded to "Accumulated other comprehensive loss, net." These interest rate swaps exhibited no ineffectiveness during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 and accordingly, the net gain (loss) on the swaps of $8.0 million, $(6.8) million and $(1.6) million, respectively, were reported as a component of other comprehensive loss for the years ended December 29, 2011, December 30, 2010 and December 31, 2009.

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

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

        The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 29, 2011 and December 30, 2010. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes and the 6 1/4% Convertible Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of December 29, 2011 and December 30, 2010.

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The aggregate carrying values and fair values of long-term debt at December 29, 2011 and December 30, 2010 consist of the following:

	December 29, 2011	December 30, 2010
	(in millions)
Carrying value	$1,926.0	$1,973.6
Fair value	$1,989.8	$2,026.6

14. SUBSEQUENT EVENTS

  Restricted Stock and Performance Share Grants

        On January 11, 2012, 327,287 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $12.30 per share.

        Also on January 11, 2012, 326,072 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 11, 2015 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $12.30 per share.

        On February 13, 2012, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2012, to stockholders of record on March 5, 2012.

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

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$197.5	$55.5	$—	$253.0
Trade and other receivables, net	—	—	98.5	1.3	—	99.8
Other current assets	—	—	45.7	5.0	—	50.7

TOTAL CURRENT ASSETS	—	—	341.7	61.8	—	403.5
Property and equipment, net	21.2	—	1,501.0	38.4	(12.4)	1,548.2
Goodwill and other intangible assets	—	—	192.5	7.1	—	199.6
Deferred income tax asset	2.2	—	38.0	—	(22.9)	17.3
Other non-current assets	—	1,307.8	859.0	75.0	(2,069.1)	172.7

TOTAL ASSETS	$23.4	$1,307.8	$2,932.2	$182.3	$(2,104.4)	$2,341.3

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.9	$10.1	$—	$13.4	$(4.8)	$20.6
Accounts payable	0.3	—	164.0	10.2		174.5
Accrued expenses and other liabilities	47.6	28.4	154.6	4.2	(29.2)	205.6

TOTAL CURRENT LIABILITIES	49.8	38.5	318.6	27.8	(34.0)	400.7
Long-term debt, less current portion	543.9	1,381.1	—	—	—	1,925.0
Lease financing arrangements, less current portion	—	—	59.6	—	—	59.6
Capital lease obligations, less current portion	—	—	10.0	1.1	—	11.1
Deferred income tax liability	—	—	—	22.9	(22.9)	—
Other liabilities	0.6	—	490.9	25.9	—	517.4

TOTAL LIABILITIES	594.3	1,419.6	879.1	77.7	(56.9)	2,913.8
EQUITY (DEFICIT):
Stockholders' equity (deficit) of Regal Entertainment Group	(570.9)	(111.8)	2,054.9	104.4	(2,047.5)	(570.9)
Noncontrolling interest	—	—	(1.8)	0.2	—	(1.6)

TOTAL EQUITY (DEFICIT)	(570.9)	(111.8)	2,053.1	104.6	(2,047.5)	(572.5)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$23.4	$1,307.8	$2,932.2	$182.3	$(2,104.4)	$2,341.3

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

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

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,466.6	$221.1	$(6.0)	$2,681.7
OPERATING EXPENSES:
Film rental and advertising costs	—	—	877.6	76.1	—	953.7
Cost of concessions	—	—	86.9	9.7	—	96.6
Rent expense	—	—	347.0	37.3	(2.8)	381.5
Other operating expenses	—	—	674.3	70.1	—	744.4
General and administrative expenses	0.4	—	64.6	6.8	(6.0)	65.8
Depreciation and amortization	0.5	—	186.0	11.1	—	197.6
Net loss on disposal and impairment of operating assets and other	—	—	20.7	0.1	—	20.8

TOTAL OPERATING EXPENSES	0.9		2,257.1	211.2	(8.8)	2,460.4

INCOME (LOSS) FROM OPERATIONS	(0.9)	—	209.5	9.9	2.8	221.3
OTHER EXPENSE (INCOME):
Interest expense, net	48.9	94.5	5.6	0.7	—	149.7
Loss on extinguishment of debt	—	—	21.9	—	—	21.9
Impairment of investment in RealD, Inc.	—	—	13.9	—	—	13.9
Earnings recognized from NCM	—	—	(37.9)	—	—	(37.9)
Other, net	(71.3)	(136.9)	(74.5)	—	298.6	15.9

TOTAL OTHER EXPENSE (INCOME), NET	(22.4)	(42.4)	(71.0)	0.7	298.6	163.5

INCOME (LOSS) BEFORE INCOME TAXES	21.5	42.4	280.5	9.2	(295.8)	57.8
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(18.5)	(25.7)	57.2	4.7	—	17.7

NET INCOME (LOSS)	40.0	68.1	223.3	4.5	(295.8)	40.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$40.0	$68.1	$223.5	$4.5	$(295.8)	$40.3

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,587.1	$227.1	$(6.3)	$2,807.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	946.9	79.8	—	1,026.7
Cost of concessions	—	—	91.4	9.7	—	101.1
Rent expense	—	—	345.3	38.4	(1.4)	382.3
Other operating expenses	—	—	710.5	73.5	—	784.0
General and administrative expenses	0.5	—	65.4	7.1	(6.3)	66.7
Depreciation and amortization	0.3	—	201.3	11.8	—	213.4
Net loss on disposal and impairment of operating assets and other	—	—	16.4	1.5	—	17.9

TOTAL OPERATING EXPENSES	0.8	—	2,377.2	221.8	(7.7)	2,592.1

INCOME (LOSS) FROM OPERATIONS	(0.8)	—	209.9	5.3	1.4	215.8
OTHER EXPENSE (INCOME):
Interest expense, net	26.0	115.2	6.3	0.6	—	148.1
Loss on extinguishment of debt	5.2	—	18.3	—	—	23.5
Earnings recognized from NCM	—	—	(40.8)	—	—	(40.8)
Gain on sale of NMC, Inc, common stock	—	—	(52.0)	—	—	(52.0)
Other, net	(97.2)	(136.2)	(112.8)	—	357.2	11.0

TOTAL OTHER EXPENSE (INCOME), NET	(66.0)	(21.0)	(181.0)	0.6	357.2	89.8

INCOME (LOSS) BEFORE INCOME TAXES	65.2	21.0	390.9	4.7	(355.8)	126.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(12.1)	(74.5)	132.0	3.3	—	48.7

NET INCOME (LOSS)	77.3	95.5	258.9	1.4	(355.8)	77.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	—	—	0.3

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$77.3	$95.5	$259.2	$1.4	$(355.8)	$77.6

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2009
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,663.5	$237.1	$(6.7)	$2,893.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	963.6	82.9	—	1,046.5
Cost of concessions	—	—	100.5	10.1	—	110.6
Rent expense	—	—	339.8	39.0	—	378.8
Other operating expenses	—	—	704.3	74.2	—	778.5
General and administrative expenses	0.4	—	63.0	7.5	(6.7)	64.2
Depreciation and amortization	—	—	190.3	11.6	—	201.9
Net loss on disposal and impairment of operating assets and other	—	—	27.3	6.7	—	34.0

TOTAL OPERATING EXPENSES	0.4	—	2,388.8	232.0	(6.7)	2,614.5

INCOME (LOSS) FROM OPERATIONS	(0.4)	—	274.7	5.1	—	279.4
OTHER EXPENSE (INCOME):
Interest expense, net	18.8	122.7	9.3	0.2	—	151.0
Loss on extinguishment of debt	—	—	7.4	—	—	7.4
Earnings recognized from NCM	—	—	(38.6)	—	—	(38.6)
Other, net	(106.5)	(213.5)	(72.5)	—	394.9	2.4

TOTAL OTHER EXPENSE (INCOME), NET	(87.7)	(90.8)	(94.4)	0.2	394.9	122.2

INCOME (LOSS) BEFORE INCOME TAXES	87.3	90.8	369.1	4.9	(394.9)	157.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.0)	(16.4)	83.1	3.2	—	61.9

NET INCOME (LOSS)	95.3	107.2	286.0	1.7	(394.9)	95.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	(0.1)	—	0.2

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$95.3	$107.2	$286.3	$1.6	$(394.9)	$95.5

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$27.4	$—	$320.1	$5.6	$—	$353.1
Cash Flows from Investing Activities:
Capital expenditures	—	—	(82.5)	(4.7)	—	(87.2)
Proceeds from disposition of assets	—	—	18.7	1.8	—	20.5
Investment in DCIP and other	—	—	(34.4)	—	—	(34.4)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(98.2)	(2.9)	—	(101.1)
Cash Flows from Financing Activities:
Cash used to pay dividends	(129.8)	—	—	—	—	(129.8)
Cash received (paid) to/from REG Parent Company	(77.5)	77.5	—	—	—	—
Cash received (paid) to/from subsidiary	—	(77.5)	77.5	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6 1/4% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Net payments on long-term obligations	(1.6)	—	(252.6)	—	—	(254.2)
Cash used to purchase treasury shares	(1.3)	—	—	—	—	(1.3)
Payment of debt acquisition costs and other	(3.8)	—	(1.8)	—	—	(5.6)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27.4)	—	(176.9)	—	—	(204.3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	45.0	2.7	—	47.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	152.5	52.8	—	205.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$197.5	$55.5	$—	$253.0

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.7)	$—	$280.7	$(1.6)	$—	$259.4
Cash Flows from Investing Activities:
Capital expenditures	—	—	(92.6)	(5.8)	—	(98.4)
Proceeds from disposition of assets	—	—	34.7	—	—	34.7
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Net proceeds from sale of NCM, Inc. common stock	—	—	66.0	—	—	66.0
Investment in DCIP and other	—	—	(30.0)	—	—	(30.0)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(76.9)	(5.8)	—	(82.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(327.1)	—	—	—	—	(327.1)
Cash received (paid) to/from REG Parent Company	206.6	(206.6)	—	—	—	—
Cash received (paid) to/from subsidiary	—	206.6	(206.6)	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	275.0	—	—	—	—	275.0
Cash used to repurchase 6 1/4% Convertible Senior Notes	(128.6)	—	—	—	—	(128.6)
Cash used to redeem 9 3/8% Senior Subordinated Notes	—	—	(51.5)	—	—	(51.5)
Net payments on long-term obligations	(0.7)	—	(28.3)	(0.2)	—	(29.2)
Debt discount paid on amended senior credit facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs and other	(5.5)	—	(20.1)	—	—	(25.6)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19.7	—	(319.0)	(0.2)	—	(299.5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(115.2)	(7.6)	—	(122.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	267.7	60.4	—	328.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$152.5	$52.8	$—	$205.3

REGAL ENTERTAINMENT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011, December 30, 2010 and December 31, 2009

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2009
(in millions)

	Regal	Regal Cinemas	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(18.9)	$—	$412.6	$17.1	$—	$410.8
Cash Flows from Investing Activities:
Capital expenditures	—	—	(98.9)	(9.9)	—	(108.8)
Proceeds from disposition of assets	—	—	0.6	0.2	—	0.8
Other	—	—	(2.5)	—	—	(2.5)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(100.8)	(9.7)	—	(110.5)
Cash Flows from Financing Activities:
Cash used to pay dividends	(110.8)	—	—	—	—	(110.8)
Cash received (paid) to/from REG Parent Company	130.0	(130.0)	—	—	—	—
Cash received (paid) to/from subsidiary	—	(260.2)	260.2	—	—	—
Net proceeds from issuance of Regal Cinemas 8 5/8% Senior Notes	—	390.2	—	—	—	390.2
Net payments on long-term obligations	—	—	(402.6)	(0.1)	—	(402.7)
Cash used to purchase treasury shares	(0.4)	—	—	—	—	(0.4)
Payment of debt acquisition costs and other	0.1	—	(18.8)	—	—	(18.7)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18.9	—	(161.2)	(0.1)	—	(142.4)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	150.6	7.3	—	157.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	117.1	53.1	—	170.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$267.7	$60.4	$—	$328.1

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 29, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 29, 2011, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm

        Our management's report on internal control over financial reporting and our registered public accounting firm's audit report on the effectiveness of management's assessment of our internal control over financial reporting are included in Part II, Item 8, on pages 53 and 54 of this Form 10-K, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class I Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 9, 2012 and to be filed with the Commission within 120 days after December 29, 2011.

Item 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation," "Director Compensation during Fiscal 2011," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report") to be held on May 9, 2012 and to be filed with the Commission within 120 days after December 29, 2011.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 9, 2012 and to be filed with the Commission within 120 days after December 29, 2011.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Independence") to be held on May 9, 2012 and to be filed with the Commission within 120 days after December 29, 2011.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy") to be held on May 9, 2012 and to be filed with the Commission within 120 days after December 29, 2011.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report on Form 10-K:

          (1)   Consolidated financial statements of Regal Entertainment Group:

Management's Report on Internal Control over Financial Reporting	53
Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements and Internal Control over Financial Reporting)	54
Regal's Consolidated Balance Sheets as of December 29, 2011 and December 30, 2010	55
Regal's Consolidated Statements of Income for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009	56
Regal's Consolidated Statements of Deficit and Comprehensive Income for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009	57
Regal's Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009	58
Notes to Regal's Consolidated Financial Statements	59

          (2)   Exhibits:    A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

          (3)   Financial Statement Schedules:    The audited financial statements of National CineMedia (the "National CineMedia Financial Statements") were not available as of the date of this annual report on Form 10-K. In accordance with Rule 3-09(b)(1) of Regulation S-X, our Form 10-K will be amended to include the National CineMedia Financial Statements within 90 days after the end of the Company's fiscal year.

 EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.2	Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as Exhibit 2.3 to Regal Cinemas, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-64399), and incorporated herein by reference)

2.3	United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as Exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)

2.4	United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

2.5	Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6	Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7	Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2	Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3	Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

Exhibit Number	Description
4.3.1	Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.3.2	Permitted Secured Refinancing Agreement, dated February 23, 2011, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 25, 2011, and incorporated herein by reference)

4.4	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as Exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.5	Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.6	Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.7	Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.8	Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.9	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.10	Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

Exhibit Number		Description
4.10.1		First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.11		Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

4.11.1		First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.11.2		Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

10.1		Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2		Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.3		Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.4		Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)

10.5	†	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)

10.5.1	†	Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.5.2	†	Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

Exhibit Number		Description
10.6	*	2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)

10.6.1	*	Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6.2	*	Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.6.3	*	Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)

10.6.4	*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.9.4 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.7	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.8	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.9	*	Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.10	*	Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

10.11	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.12	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)

10.13	*	Form of Indemnity Agreement (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

Exhibit Number		Description
10.14	*	Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.15	†	Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.16	†	Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010 (filed as Exhibit 10.3(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.17	*	Separation and General Release Agreement with Michael L. Campbell, dated December 20, 2011 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on December 22, 2011, and incorporated herein by reference)

12.1		Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32		Section 1350 Certifications

101		Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 29, 2011, filed on February 27, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Deficit and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

*
Identifies each management contract or compensatory plan or arrangement.

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

REGAL ENTERTAINMENT GROUP
February 27, 2012	By:	/s/ AMY E. MILES Amy E. Miles Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Chairman of the Board of Directors	February 27, 2012
/s/ AMY E. MILES Amy E. Miles	Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ DAVID H. OWNBY David H. Ownby	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012
/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	Director	February 27, 2012
/s/ CHARLES E. BRYMER Charles E. Brymer	Director	February 27, 2012
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	February 27, 2012
/s/ DAVID KEYTE David Keyte	Director	February 27, 2012

Signature	Title	Date

/s/ LEE M. THOMAS Lee M. Thomas	Director	February 27, 2012
/s/ JACK TYRRELL Jack Tyrrell	Director	February 27, 2012
/s/ NESTOR R. WEIGAND, JR. Nestor R. Weigand, Jr.	Director	February 27, 2012
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	February 27, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.2	Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as Exhibit 2.3 to Regal Cinemas, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-64399), and incorporated herein by reference)

2.3	United Artists Theatre Company Second Amended Joint Plan of Reorganization (filed as Exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K (Commission File No. 033-49598) on February 9, 2001, and incorporated herein by reference)

2.4	United Artists Theatre Company Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

2.5	Edwards Theatres Circuit, Inc. Second Amended Plan of Reorganization dated July 23, 2001 (filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.6	Edwards Theatres Circuit, Inc. Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

2.7	Exchange Agreement, dated as of March 8, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2	Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3	Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

Exhibit Number	Description
4.3.1	Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.3.2	Permitted Secured Refinancing Agreement, dated February 23, 2011, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 25, 2011, and incorporated herein by reference)

4.4	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as Exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.5	Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.6	Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.7	Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.8	Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.9	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

Exhibit Number		Description
4.10		Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

4.10.1		First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.11		Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

4.11.1		First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.11.2		Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

10.1		Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2		Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.3		Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.4		Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)

10.5	†	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)

Exhibit Number		Description
10.5.1	†	Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.5.2	†	Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.6	*	2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to Registrant's Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference)

10.6.1	*	Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as exhibit 10.2.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6.2	*	Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.6.3	*	Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)

10.6.4	*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan (filed as Exhibit 10.9.4 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.7	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.8	*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.9	*	Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.10	*	Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

Exhibit Number		Description
10.11	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.12	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)

10.13	*	Form of Indemnity Agreement (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.14	*	Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.15	†	Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.16	†	Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010 (filed as Exhibit 10.3(1)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.17	*	Separation and General Release Agreement with Michael L. Campbell, dated December 20, 2011 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (Commission File No. 001-31315) on December 22, 2011, and incorporated herein by reference)

12.1		Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32		Section 1350 Certifications

101		Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 29, 2011, filed on February 27, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Deficit and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

*
Identifies each management contract or compensatory plan or arrangement.

†
Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.