Form 10-K/A
period 2011-12-29
REGAL ENTERTAINMENT GROUP
filed 2012-03-28
CIK 1168696

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,595,386,128 (129,181,063 shares at a closing price per share of $12.35).

Shares of Class A common stock outstanding—131,563,780 shares at March 21, 2012

Shares of Class B common stock outstanding—23,708,639 shares at March 21, 2012

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K/A”) to include separate audited financial statements of National CineMedia, LLC (“National CineMedia”), pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”). The audited National CineMedia financial statements (the “National CineMedia Financial Statements”) were not available at the time of filing of the Company’s Annual Report on Form 10-K (the “Form 10-K”). In accordance with Rule 3-09(b)(1), the National CineMedia Financial Statements are being filed as an amendment to the Form 10-K within 90 days after the end of the Company’s fiscal year.

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•              Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 29, 2011, including any amendments to those filings.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3
SIGNATURES		32

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

(c)           Financial Statement Schedules: Financial Statement of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 29, 2011 and December 30, 2010, and the related statements of income, comprehensive income, members’ equity (deficit), and cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2011 and December 30, 2010, and the results of its operations and its cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 20, 2012

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9.2	$13.8
Receivables, net of allowance of $4.3 and $3.7 million, respectively	96.6	100.1
Prepaid expenses	1.7	1.7
Prepaid management fees to managing member	1.0	0.8
Total current assets	108.5	116.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $54.8 and $46.4 million, respectively	24.6	19.8
Intangible assets, net of accumulated amortization of $20.8 and $10.8 million, respectively	274.9	275.2
Debt issuance costs, net	12.6	7.3
Other investment	0.2	6.7
Other long-term assets	0.6	0.6
Total non-current assets	312.9	309.6
TOTAL	$421.4	$426.0
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	22.0	25.2
Amounts due to managing member	21.2	28.2
Accrued expenses	16.2	8.6
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	24.0	25.3
Accrued payroll and related expenses	9.0	9.3
Accounts payable	12.8	10.5
Deferred revenue	2.9	3.8
Total current liabilities	108.1	112.1
NON-CURRENT LIABILITIES:
Borrowings	794.0	775.0
Interest rate swap agreements	46.8	45.5
Total non-current liabilities	840.8	820.5
Total liabilities	948.9	932.6
COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS’ EQUITY/(DEFICIT) (including accumulated other comprehensive loss of $56.9 and $58.3 million, respectively)	(527.5)	(506.6)
TOTAL	$421.4	$426.0

See accompanying notes to financial statements.

 NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
REVENUE:
Advertising (including revenue from founding members of $38.2, $38.5 and $38.2 million, respectively)	$386.1	$379.4	$335.1
Fathom Events	49.2	48.0	45.5
Other	0.1	0.1	0.1

Total	435.4	427.5	380.7

OPERATING EXPENSES:
Advertising operating costs	24.6	21.7	20.0
Fathom Events operating costs (including $9.3, $8.6, and $7.7 million to founding members, respectively)	34.1	32.4	29.1
Network costs	17.7	20.0	18.6
Theatre access fees—founding members	55.4	52.6	52.7
Selling and marketing costs (including $1.1, $1.2 and $1.1 million to founding members, respectively)	59.8	57.9	50.2
Administrative costs	17.6	17.9	14.8
Administrative fee—managing member	13.7	16.6	10.8
Depreciation and amortization	18.8	17.8	15.6
Other costs	0.0	0.0	0.7

Total	241.7	236.9	212.5

OPERATING INCOME	193.7	190.6	168.2

NON-OPERATING EXPENSES:
Interest on borrowings	49.2	44.4	47.1
Interest income	0.0	0.0	(0.1)
Change in derivative fair value	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Other non-operating	1.7	0.2	(1.9)
Total	58.9	49.9	38.1
INCOME BEFORE INCOME TAXES	134.8	140.7	130.1
Provision for income taxes	0.3	0.5	0.8
Equity loss from investment, net	0.0	0.7	0.8
NET INCOME	$134.5	$139.5	$128.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
NET INCOME	$134.5	$139.5	$128.5

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on cash flow hedge	1.4	(10.9)	26.1
COMPREHENSIVE INCOME	$135.9	$128.6	$154.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT)

(In millions)

	Units	Amount
Balance—January 1, 2009	99,419,620	$(685.6)
Capital contribution from founding members	11,781	0.1
Distribution to managing member	—	(57.8)
Distribution to founding members	—	(81.5)
Units issued for purchase of intangible asset	2,126,104	28.5
Comprehensive Income	—	154.6
Share-based compensation expense/capitalized	—	2.1

Balance—December 31, 2009	101,557,505	$(639.6)

Capital contribution from managing member	472,259	3.5
Distribution to managing member	—	(71.0)
Distribution to founding members	—	(85.1)
Units issued for purchase of intangible asset	8,722,428	151.3
Comprehensive Income	—	128.6
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.8

Balance—December 30, 2010	110,752,192	$(506.6)

Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive Income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0

Balance—December 29, 2011	110,814,569	$(527.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134.5	$139.5	$128.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	17.8	15.6
Non-cash share-based compensation	4.8	5.6	2.0
Net unrealized loss (gain) on hedging transactions	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Equity loss from investment	0.0	0.7	0.8
Amortization of debt issuance costs	2.3	1.9	1.9
Write-off of debt issuance costs	1.5	0.0	0.0
Other non-cash operating activities	0.0	0.6	0.0
Changes in operating assets and liabilities:
Receivables—net	3.3	(11.1)	3.0
Accounts payable and accrued expenses	9.7	(1.6)	6.9
Amounts due to founding members and managing member	(4.6)	4.1	1.2
Other operating	(1.1)	0.8	(3.5)

Net cash provided by operating activities	177.2	163.6	149.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.5)	(10.1)	(8.4)
Proceeds from sale of property and equipment to founding member	0.0	3.0	0.0
Increase in investment in affiliate	0.0	0.0	(2.0)
Purchase of intangible assets	(15.9)	0.0	0.0

Net cash used in investing activities	(29.4)	(7.1)	(10.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	335.0	124.3	0.0
Repayments of borrowings	(317.2)	(152.5)	(3.0)
Payment of debt issuance costs	(9.1)	0.0	0.0
Founding members integration payments	1.9	3.9	3.6
Distributions to founding members and managing member	(168.4)	(159.6)	(135.9)
Unit settlement for share-based compensation	5.4	3.4	0.0

Net cash used in financing activities	(152.4)	(180.5)	(135.3)

CHANGE IN CASH AND CASH EQUIVALENTS	(4.6)	(24.0)	3.7
CASH AND CASH EQUIVALENTS:
Beginning of period	13.8	37.8	34.1

End of period	$9.2	$13.8	$37.8

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity (equity returned)	$(5.5)	$151.3	$28.5
Settlement of put liability by issuance of debt	$0.0	$0.0	$7.0
Assets acquired in settlement of put liability	$0.0	$0.0	$2.5
Increase in cost method investment	$0.2	$0.0	$0.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$39.2	$49.8	$38.8
Cash paid for income taxes	$0.3	$0.5	$0.8

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.                      THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC” or “the Company”) commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom entertainment programming events and corporate events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”).  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.”  NCM LLC also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

At December 29, 2011, NCM LLC had 110,814,569 common membership units outstanding, of which 53,934,605 (48.7%) were owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), 22,060,262 (19.9%) were owned by Regal, 17,495,920 (15.8%) were owned by Cinemark, and 17,323,782 (15.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 5, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable and equity-based compensation. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications of previously reported interest income and other within the statements of income, share based compensation within the statement of members’ equity (deficit), other accrued expenses within accrued expenses and within network, administrative and unallocated costs in segment reporting have been made to conform to the current year presentation.

Significant Accounting Policies

Accounting Period— The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting.  Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately.  Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis.  The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses.  Refer to Note 12.

Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees.  Make-good provisions are made to defer contracted revenue to future periods when attendance is delivered and is included in accrued expenses.  Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability.  Fathom Events revenue is recognized in the period in which the event is held.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash.  Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue.  Revenue and expense from barter transactions for the year ended December 29, 2011 were $1.6 million and $1.1 million, respectively, were $1.5 million and $1.1 million for the year ended December 30, 2010, respectively and were not material to the Company’s statements of income for the year ended December 31, 2009.

Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Fathom Events operating costs include revenue share under the amended and restated ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocated between the advertising business and the Fathom Events business.

Leases—The Company leases various office facilities under operating leases with terms ranging from five to 16 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statements of income.

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities.  There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—At December 29, 2011 and December 30, 2010, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors.  At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 30, 2010, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 21% and 17% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue.  The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Receivables consisted of the following, in millions:

	As of December 29, 2011	As of December 30, 2010
Trade accounts	$98.4	$100.9
Other	2.5	2.9
Less allowance for doubtful accounts	(4.3)	(3.7)
Total	$96.6	$100.1

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2.  Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company.  The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 29, 2011 and December 30, 2010, the Company had a net book value of $9.3 million and $9.2 million, respectively, of capitalized software and website development costs.  Approximately $4.8 million, $6.5 million and $6.7 million was recorded for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, in depreciation expense.  For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recorded $0.9 million, $1.2 million and $1.6 million in research and development expense, respectively.

Construction in progress includes costs relating to installations of equipment into affiliate theatres.  Assets under construction are not depreciated until placed into service.

The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization.  Refer to Note 3.  The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate.  During the year ended December 29, 2011, the Company recorded net intangible assets of $10.4 million, which are amortized over a weighted average amortization period of 16.1 years.  As of December 29, 2011, the gross carrying amount of the intangible assets is $295.7 million, with a remaining weighted average amortization period of 24.9 years.

Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2011 and 2010 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments.  Payments to or received from the founding members against outstanding balances are made monthly.

Amounts Due to Managing Member— Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments.  Payments to or received from the managing member against outstanding balances are made monthly.

Income Taxes— As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”).  In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of NCM, Inc.’s initial public offering (“IPO”).  As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC.  NCM LLC strongly disagrees with, and will contest, the IRS’ positions.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Beginning Balance	$(58.3)	$(47.4)	$(73.5)
Change in fair value on cash flow hedge	0.1	(12.2)	24.8
Reclassifications into earnings	1.3	1.3	1.3
Ending Balance	$(56.9)	$(58.3)	$(47.4)

Debt Issuance Costs— In relation to the issuance of long-term debt discussed in Note 6, there is a balance of $12.6 million and $7.3 million in deferred financing costs as of December 29, 2011 and December 30, 2010, respectively. These debt issuance costs are being straight-line amortized over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method. In 2011, NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the senior secured credit facility that was prepaid and paid $9.1 million in debt issuance costs in relation to the debt restructuring discussed in Note 6. For each of the years ended December 29, 2011, December 30, 2010, and December 31, 2009 the Company amortized $2.3 million, $1.9 million, and $1.9 million, respectively.

Other Investment— Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) under the equity method of accounting as required by ASC 323-10 Investments — Equity Method and Joint Ventures.  During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG resulting in cost method accounting.  During the fourth quarter of 2011, the Company recorded an impairment to the value of the investment and the carrying value was adjusted to zero due to the potential of the Company being further diluted by a new round of preferred equity that was senior to the Company’s investment, which occurred in early 2012.  At December 29, 2011 and December 30, 2010, the Company’s ownership in RMG was approximately 19%, respectively, of the issued and outstanding preferred and common stock of RMG.  Refer to Note 10 for additional discussion.

During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment.  Refer to Note 10 for additional discussion.

Share-Based Compensation— NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock.  Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period.  Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors.  Under the fair value recognition provisions of ASC 718

Compensation — Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Refer to Note 7.

Derivative Instruments— NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility.  The interest rate swap agreements have the effect of converting a significant portion of the Company’s variable rate debt to a fixed rate of 6.484%.  All interest rate swaps were entered into for risk management purposes.  The Company has no derivatives for other purposes.

During 2008, cash flow hedge accounting was discontinued for one of the interest swap agreements.  The Company did not elect cash flow hedge accounting and the interest rate swap with the new counterparty is recorded at fair value with any change in the fair value recorded in the statements of income.  In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedge is being amortized to interest expense over the remaining term of the interest rate swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method.  The fair values of the interest rate swaps with the counterparties on which the Company has elected and qualifies for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010.

The fair value of the Company’s interest rate swaps are based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.  Refer to Note 11.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends certain fair value measurements and disclosures.  The Company adopted ASU 2011-04 effective December 15, 2011 with no impact on its financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which is an amendment to ASC 220 Comprehensive Income. Under ASU 2011-05, all items that are required to be recognized under current accounting standards as components of comprehensive income shall be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company adopted ASU 2011-05 effective December 15, 2011.  Since the provisions of ASU 2011-05 are presentation related only, the adoption of ASU 2011-05 does not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2.                      PROPERTY AND EQUIPMENT

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Equipment, computer hardware and software	$73.7	$63.3
Leasehold Improvements	3.4	1.7
Less accumulated depreciation	(54.8)	(46.4)
Subtotal	22.3	18.6
Construction in Progress	2.3	1.2
Total property and equipment	$24.6	$19.8

For the years ended December 29, 2011, December 30, 2010, and December 31, 2009, the Company recorded depreciation of $8.8 million, $11.4 million, and $12.5 million, respectively.

3.       INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets (in millions):

	As of December 31, 2009	Additions (1)	Amortization	Other (2)	As of December 30, 2010
Gross carrying amount	$138.6	$151.3	0.0	$(3.9)	$286.0
Accumulated amortization	(4.4)	0.0	(6.4)	0.0	(10.8)
Total intangible assets, net	$134.2	$151.3	$(6.4)	$(3.9)	$275.2

	As of December 30, 2010	Additions (3)	Amortization	Other (2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	0.0	$(0.7)	$295.7
Accumulated amortization	(10.8)	0.0	(10.0)	0.0	(20.8)
Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)         During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at the fair value of $39.8 million.

During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary’s acquisition of Kerasotes Showplace Theatres, LLC (the “AMC Kerasotes Acquisition”).  Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC’s network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the fair value of the common membership units of $111.5 million.

(2)         See Note 5 for further information on integration payments.

(3)         During the first quarter of 2011, NCM LLC’s founding members returned a net 322,751 common membership units to NCM LLC, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESA, to net new theatre screens and attendees added by the founding members to NCM LLC’s network.  As a result, NCM LLC recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

During the third quarter of 2011, the Company purchased an intangible asset for $14.7 million and during the fourth quarter of 2011 purchased intangible assets for $1.2 million associated with network affiliate agreements.  The assets will be amortized over the term of the respective agreements.

The Company based the fair value of the intangible assets to its founding members on the market value of NCM, Inc.’s publicly traded stock when the common membership units were issued.  The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock.

Pursuant to ASC 350-10 Intangibles — Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate.  Amortization of the asset related to Regal Consolidated Theatres began in the third quarter of 2011 when the Company began to access on-screen advertising in the Regal Consolidated Theatres due to the expiration of their prior on-screen advertising agreement.

For the years ended December 29, 2011, December 30, 2010 and December 31, 2009 the Company recorded amortization of $10.0 million, $6.4 million and $2.9 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2012	$11.1
2013	11.1
2014	11.1
2015	11.1
2016	11.1

4.                      ACCRUED EXPENSES

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Make-good reserve	$2.7	$2.8
Accrued interest	9.5	2.1
Deferred rent	2.9	2.2
Other accrued expenses	1.1	1.5
Total accrued expenses	$16.2	$8.6

5.       RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions — Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years ended
	December 29, 2011	December 30, 2010	December 31, 2009
Included in the Statements of Income:
Revenues:
Beverage concessionaire revenue (in Advertising revenue) (1)	$38.0	$37.2	$36.3
Advertising inventory revenue (in Advertising revenue) (2)	0.2	1.3	1.9
Operating Expenses:
Use of screens/theatres for Fathom Events (in Fathom Events operating costs) (3)	8.3	7.3	6.7
Purchase of movie tickets and concession products (in Fathom Events operating costs) (5)	1.0	1.3	1.0
Theatre access fee (4)	55.4	52.6	52.7
Purchase of movie tickets and concession products (in Selling and marketing costs) (5)	1.1	1.2	1.1
Administrative fee—managing member (6)	13.7	16.6	10.8

Included in the Balance Sheets:
Prepaid management fees to managing member (7)	$1.0	$0.8	$0.6
Integration payments (in Intangible assets) (8)	0.7	3.9	3.2
Integration payments (in Additional paid in capital (deficit)) (9)	0.0	0.0	0.1

(1)         For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”).

(2)         The value of such purchases are calculated by reference to NCM LLC’s advertising rate card.

(3)         These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

(4)         Comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company’s network.

(5)         Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

(6)         Pursuant to the NCM LLC operating agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the president and chief executive officer, president of sales and marketing, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(7)         The payments for estimated management services related to employment are made one month in advance.  NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

(8)         On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres.  The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

(9)         On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit and NCM LLC issued common membership units to AMC in exchange for the exclusive access to the theatres.  AMC Loews had a pre-existing advertising agreement and, as a result, AMC made integration payments pursuant to the Loews screen integration agreement.  These AMC Loews payments were made on a quarterly basis in arrears through February 2009 for Star Theatres in accordance with certain run-out provisions.

Also, pursuant to the terms of the NCM LLC operating agreement in place since the completion of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Distributions for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 are as follows (in millions):

	2011	2010	2009
AMC	$25.3	$28.8	$25.8
Cinemark	25.5	24.0	20.8
Regal	32.2	32.3	34.9
NCM, Inc.	78.7	71.0	57.8
Total	$161.7	$156.1	$139.3

The available cash payment by NCM LLC to its founding members for the quarter ended December 29, 2011 of $22.1 million, which is included in amounts due to founding members at December 29, 2011, will be made in the first quarter of 2012. The available cash payment by NCM LLC to its managing member for the quarter ended December 29, 2011 of $21.0 million was included in amounts due to managing member as of December 29, 2011 and will be made in the first quarter of 2012.  The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was made in the first quarter of 2011.  The available cash payment by NCM LLC to its managing member for the quarter ended December 30, 2010 of $24.1 million was made in the first quarter of 2011.

During 2010, in connection with AMC’s acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1
Total	$6.7	$6.8	$8.5	$22.0

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5
Total	$8.8	$7.5	$8.9	$25.2

Related Party Affiliates—During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.2 million for the year ended December 29, 2011.  As of December 29, 2011, approximately $0.1 million is included in accounts payable for amounts due to Showplex under the agreement.

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events to LA Live in its theatre complex.  The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates.  Included in advertising operating costs are approximately $0.3 million and $0.1 million for the years ended December 29, 2011 and December 30, 2010, respectively, for payments to the affiliate under the agreement.  As of December 29, 2011 and December 30, 2010 approximately $0.1 million and $0.1 million, respectively, is included in accounts payable for amounts due to LA Live under the agreement.  The amounts as of and for the year ended December 31, 2009 were inconsequential.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services and Fathom Events to Starplex in its theatre locations.  The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates.  Included in advertising operating costs are $2.9 million and $1.3 million, respectively, for the years ended December 29, 2011 and December 30, 2010, for its shares of advertising sold in its theatres under the affiliate agreement.  As of December 29, 2011 and December 30, 2010, approximately $0.7 million and $0.5 million, respectively, is included in accounts payable for amounts due to Starplex under the agreement.

National CineMedia, Inc.— The management services agreement provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7).

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 29, 2011	As of December 30, 2010
Distributions payable	$21.0	$24.1
Cost and other reimbursement	0.2	4.1
Total	$21.2	$28.2

6.                      BORROWINGS

Senior Secured Credit Facility— On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders.  The facility consisted of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility.  The revolving credit facility portion was available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit.  The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.

On July 5, 2011, NCM LLC completed an amendment to NCM LLC’s senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items.  The unused line fee increased from 0.375% per annum to 0.50% per annum.  The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman Brothers Holdings, Inc. (“Lehman”) (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million.  As discussed in further detail below, on July 5, 2011, NCM LLC prepaid $175.0 million of the term loan facility.  There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility.  NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the term loan facility that was prepaid.  In addition, the applicable margin, currently at 150 basis points over LIBOR, was not changed.

The outstanding balance of the term loan facility at December 29, 2011 and December 30, 2010 was $550.0 million and $725.0 million, respectively.  The outstanding balance under the revolving credit facility at December 29, 2011 and December 30, 2010 was $44.0 million and $50.0 million, respectively.  As of December 29, 2011, the interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484% (both those accounted for as hedges and those that are not).  The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011.  The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2011, including the consolidated net senior secured leverage ratio.  There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  As of December 29, 2011, the Company’s consolidated net senior secured leverage ratio was 2.7 times (versus a covenant of 6.5 times).  See Note 11 for an additional discussion of the interest rate swaps.

NCM LLC, Lehman and Barclays Bank PLC (“Barclays”) entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan.  NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million.  The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, December 31, 2014.

Senior Notes due 2021—On July 5, 2011 NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012.  The proceeds were used to prepay $175.0 million of NCM LLC’s outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and pay offering costs.  The outstanding balance of the Senior Notes at December 29, 2011 was $200.0 million.  The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility.

Other—On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast).  At issuance the Company recorded the note at a present value of $7.0 million.  At December 30, 2010, $1.2 million of the balance was recorded in current liabilities.  The note was paid in full on January 15, 2011.  Interest on the note was accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense.  The amount of interest expense recognized on the note for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was an inconsequential amount, $0.5 million and $0.7 million, respectively.

Future Maturities of Borrowings—

The scheduled annual maturities on the credit facility and Senior Notes as of December 29, 2011 are as follows (in millions):

2012	$0.0
2013	0.0
2014	44.0
2015	550.0
2016	0.0
Thereafter	200.0
Total	$794.0

7.                      SHARE-BASED COMPENSATION

At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 29, 2011, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 2,973,786 remain available for grants as of December 29, 2011.  Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s board of directors approves the grant.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.  Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms.  A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  The Company recognized $7.5 million, $7.0 million and $3.1 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.  As of December 29, 2011, unrecognized compensation cost related to nonvested options was approximately $6.4 million, which will be recognized over a weighted average remaining period of 1.7 years.

The weighted average grant date fair value of granted options was $3.81, $4.84 and $2.17 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.  The intrinsic value of options exercised during the year was $1.5 million, $2.2 million and $0.2 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.  The total fair value of awards vested during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $6.2 million, $3.2 million and $0.3 million, respectively.

The following assumptions were used in the valuation of the options:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Expected life of options	6.0 years	6.0 years	6.5 years

Risk free interest rate	1.16% to 2.39%	1.38% to 3.76%	2.23% to 3.70%

Expected volatility	30%-53.6%	39%	30%

Dividend yield	3.8% to 4.0%	3.8% to 4.0%	3%

Activity in the Equity Incentive Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2010	3,876,224	$15.55
Granted	1,314,568	17.61
Exercised	(312,720)	13.55
Forfeited	(40,500)	14.66
Outstanding at December 29, 2011	4,837,572	$16.25	8.3	$2.3

Exercisable at December 29, 2011	1,863,256	15.95	8.0	$1.2
Vested and Expected to Vest at December 29, 2011	4,802,536	16.24	8.3	$2.3

The following table summarizes information about the stock options at December 29, 2011, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 29, 2011	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 29, 2011	Weighted Average Exercise Price
$5.35-$14.58	990,962	7.5	$9.84	432,676	$9.26
$14.59-$16.66	1,019,569	9.2	16.25	664,252	16.27
$16.67—$16.97	948,206	8.0	16.97	308,994	16.97
$16.98-$18.38	1,265,569	9.1	18.28	75,214	17.92
$18.39—$29.05	613,266	7.1	21.27	382,120	21.77
	4,837,572	8.3	$16.25	1,863,256	$15.95

Non-vested (Restricted) Stock — NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan.  The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC.  Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion.  The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued cash dividends for 2009, 2010 and 2011 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan.  Non-vested stock awards granted in 2009 through 2011 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period.  Non-vested stock granted to non-employee directors vest after one year.

The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 30, 2010	915,584	$16.77
Granted	470,865	17.66
Forfeited	(10,207)	16.28
Vested	(90,734)	19.43
Non-vested as of December 29, 2011	1,285,508	$16.92

The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $4.3 million, $7.0 million and $2.4 million in compensation expense related to such outstanding non-vested shares during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.  Of the $4.3 million in compensation expense for the year ended December 29, 2011, a credit of $2.9 million was related to a true-up to NCM, Inc.’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 29, 2011.  In addition, no compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 29, 2011.  Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to NCM, Inc.’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010.  During the years ended December 29, 2011, December 30, 2010 and December 31, 2009 there was $0.1 million, $0.1 million and an inconsequential amount capitalized, respectively.  As of December 29, 2011, unrecognized compensation cost related to non-vested stock was approximately $3.8 million, which will be recognized over a weighted average remaining period of 1.2 years.  The weighted average grant date fair value of non-vested stock was $17.66, $17.24 and $9.50 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.  The total fair value of awards vested was $1.8 million, $1.6 million and $0.3 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

8.                      EMPLOYEE BENEFIT PLANS

NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees.  The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee.  The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC.  The Company made discretionary contributions of $0.9 million, $0.9 million and $0.8 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

9.                      COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, was $2.3 million, $2.2 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2011 are as follows (in millions):

2012	$2.3
2013	2.3
2014	2.4
2015	2.3
2016	2.3
Thereafter	7.2
Total	$18.8

Minimum Revenue Guarantees— As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis.  If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company.  The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $17.3 million over the remaining terms of the network affiliate agreements.  As of December 29, 2011 and December 30, 2010, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10.               FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms and the fact that it was recently amended during 2011.  The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value.

The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $530.6 million and $713.3 million at December 29, 2011 and December 30, 2010, respectively (Level 2).  The carrying value of the term loan was $550.0 and $725.0 million as of December 29, 2011 and December 30, 2010, respectively.

The carrying value of the Company’s Senior Notes as of December 29, 2011 was $200.0 million and the estimated fair value was $198.4 million based on an average of at least two non-binding broker quotes and the Company’s analysis (Level 2).

During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract.  The fair value of the investment has not been estimated at December 29, 2011 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company.  The carrying amount of the Company’s investment was $0.2 million as of December 29, 2011.  Refer to Note 1 —Other Investment.

During the fourth quarter of 2011, the Company recorded an impairment to the value of its investment in RMG due to the Company being further diluted by a new round of preferred equity financing that was senior to the Company’s investment.  The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the statements of income since the fair value was determined to be significantly below cost and recoverability was deemed unlikely.  The key factor identified by management in making these assessments and determining the amount was due to a recapitalization of RMG that was completed in early 2012.  The carrying amount of the Company’s investment was $0.0 million and $6.7 million as of December 29, 2011 and December 30, 2010, respectively. Refer to Note 1 —Other Investment.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (1)	$24.0	$0.0	$24.0	$0.0
Interest Rate Swap Agreements (1)	46.8	0.0	46.8	0.0
Total Liabilities	$70.8	$0.0	$70.8	$0.0

		Fair Value Measurements at Reporting Date Using
	As of December 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (1)	$25.3	0.0	$25.3	0.0
Interest Rate Swap Agreements (1)	45.5	0.0	45.5	0.0
Total Liabilities	$70.8	$0.0	$70.8	$0.0

(1)       Interest Rate Swap Agreements—Refer to Note 11.

11.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility.  The interest rate swap agreements have the effect of converting all of the Company’s variable rate debt to a fixed rate of 6.484%.

Cash flow hedge accounting was discontinued on September 15, 2008 for one of the interest rate swap agreements due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective.  The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statements of income.  There was no change, $4.0 million increase and $8.3 million decrease in the fair value of the liability for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, which the Company recorded as a change in derivative fair value.

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period.  Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $1.3 million per year. The Company estimates approximately $1.3 million will be amortized to interest on borrowings in the next 12 months.

The fair values of the interest rate swaps with the counterparties on which we have elected and qualify for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29,

2011 and December 30, 2010.  There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

As of December 29, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 29, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$18.0	Current Liabilities	$19.0
Interest rate swap agreements	Other Liabilities	$35.1	Other Liabilities	$34.1

Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.0	Current Liabilities	$6.3
Interest rate swap agreements	Other Liabilities	$11.7	Other Liabilities	$11.4

Total derivatives		$70.8		$70.8

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax) for the Years Ended			Realized (Loss) Recognized in Interest on Borrowings (Pre-tax) for the Years Ended
	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
Interest Rate Swaps	$(18.1)	$(30.3)	$9.3	$(19.5)	$(19.4)	$(16.7)

The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Non-Operating Expenses (Pre-tax) for the Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Interest on borrowings	$(6.5)	$(6.2)	$(6.2)
Change in derivative fair value	(1.3)	(5.3)	7.0
Total	$(7.8)	$(11.5)	$0.8

12.     SEGMENT REPORTING

Advertising revenue accounts for 88.7%, 88.7% and 88.0%, of revenue for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.  The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.  Refer to Note 1-Segment Reporting.

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$386.1	$49.2	$0.1	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	0.0	0.0	18.8	18.8
Operating income	$254.3	$6.4	$(67.0)	$193.7

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	0.0	0.0	17.8	17.8
Operating income	$255.4	$6.7	$(71.5)	$190.6

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1	18.6	120.4
Selling and marketing costs	40.6	8.6	1.0	50.2
Administrative and other costs	2.8	0.9	22.6	26.3
Depreciation and amortization	0.0	0.0	15.6	15.6
Operating income	$219.0	$6.9	$(57.7)	$168.2

The following is a summary of revenues by category (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
National Advertising Revenue	$267.5	$271.9	$236.8
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	38.0	37.2	36.3
Local Advertising Revenue	80.6	70.3	62.0
Fathom Consumer Revenue	35.0	31.5	28.6
Fathom Business Revenue	14.2	16.5	16.9
Other Revenue	0.1	0.1	0.1
Total Revenues	$435.4	$427.5	$380.7

13.     VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$3.7	$3.6	$2.6
Provision for bad debt	2.1	2.3	2.4
Write-offs, net	(1.5)	(2.2)	(1.4)
Balance at end of period	$4.3	$3.7	$3.6

14.               QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$70.8	$114.0	$136.0	$114.6
Operating Expenses	55.8	63.8	62.0	60.1
Operating Income	15.0	50.2	74.0	54.5
Net Income	5.1	37.6	56.6	35.2

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$84.6	$99.1	$125.7	$118.1
Operating Expenses	58.2	55.8	58.6	64.3
Operating Income	26.4	43.3	67.1	53.8
Net Income	12.8	27.2	52.7	46.8

15.     SUBSEQUENT EVENTS

During early 2012, the Company restructured Fathom Events to place more focus on the Fathom Consumer division.  Based on historical and expected future trends the Company believes the Fathom Consumer division has greater future growth prospects and is more in aligned with the movie exhibition business and the Company’s strategy of becoming a more powerful digital media platform.  The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events.  Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on the Company’s future operating income is not expected to be material.

During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESAs, to net new theatre screens and attendees added by the founding members to NCM LLC’s network.  A cash payment of approximately $0.2 million will be received from AMC in lieu of surrendering 16,727 whole units and one partial unit.  As a result, NCM LLC recorded an intangible asset at fair value of the common membership units of $9.9 million.  The Company based the fair value of the intangible asset on the market value of the common membership units when issued, which are freely convertible into the Company’s common stock.  Pursuant to ASC 350-10 Intangibles — Goodwill and Other, the intangible asset has a finite useful life and the Company will amortize the asset over the remaining useful life corresponding with the ESAs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

March 28, 2012	By:	/s/ AMY E. MILES

Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	Chairman of the Board of Directors	March 28, 2012

Michael L. Campbell

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	March 28, 2012

Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal	March 28, 2012
Financial Officer and Principal Accounting Officer)
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	March 28, 2012

Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 28, 2012

Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	March 28, 2012

Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 28, 2012

David Keyte

/s/ LEE M. THOMAS	Director	March 28, 2012

Lee M. Thomas

/s/ JACK TYRRELL	Director	March 28, 2012

Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	March 28, 2012

Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	March 28, 2012

Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

99.1	Consent of National CineMedia, LLC

The Financial Statements of National CineMedia, LLC are filed under Item 15(c).