Form 10-Q
period 2012-03-29
REGAL ENTERTAINMENT GROUP
filed 2012-05-08
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2012

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

Class A Common Stock—131,643,524 shares outstanding at May 1, 2012

Class B Common Stock—23,708,639 shares outstanding at May 1, 2012

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 29, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$316.2	$253.0
Trade and other receivables	34.2	75.2
Income tax receivable	2.0	24.6
Inventories	15.9	14.8
Prepaid expenses and other current assets	18.3	14.1
Assets held for sale	0.6	0.6
Deferred income tax asset	18.4	21.2
TOTAL CURRENT ASSETS	405.6	403.5
PROPERTY AND EQUIPMENT:
Land	124.8	124.8
Buildings and leasehold improvements	1,953.7	1,953.8
Equipment	950.5	965.7
Construction in progress	9.1	7.1
Total property and equipment	3,038.1	3,051.4
Accumulated depreciation and amortization	(1,526.1)	(1,503.2)
TOTAL PROPERTY AND EQUIPMENT, NET	1,512.0	1,548.2
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	20.6	20.8
DEFERRED INCOME TAX ASSET	8.5	17.3
OTHER NON-CURRENT ASSETS	181.5	172.7
TOTAL ASSETS	$2,307.0	$2,341.3
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$21.1	$20.6
Accounts payable	158.8	174.5
Accrued expenses	56.9	69.0
Deferred revenue	96.1	89.6
Interest payable	26.2	47.0
TOTAL CURRENT LIABILITIES	359.1	400.7
LONG-TERM DEBT, LESS CURRENT PORTION	1,921.4	1,925.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	57.8	59.6
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	9.8	11.1
NON-CURRENT DEFERRED REVENUE	346.9	348.0
OTHER NON-CURRENT LIABILITIES	164.6	169.4
TOTAL LIABILITIES	2,859.6	2,913.8
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 131,567,629 and 130,864,513 shares issued and outstanding at March 29, 2012 and December 29, 2011, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 29, 2012 and December 29, 2011	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(584.5)	(577.6)
Retained earnings	37.6	15.7
Accumulated other comprehensive loss, net	(4.1)	(9.1)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(550.9)	(570.9)
Noncontrolling interest	(1.7)	(1.6)
TOTAL DEFICIT	(552.6)	(572.5)
TOTAL LIABILITIES AND DEFICIT	$2,307.0	$2,341.3

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except share and per share data)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
REVENUES:
Admissions	$474.1	$394.4
Concessions	180.0	151.3
Other operating revenues	30.8	25.2
TOTAL REVENUES	684.9	570.9
OPERATING EXPENSES:
Film rental and advertising costs	236.8	196.2
Cost of concessions	23.7	20.5
Rent expense	94.1	93.7
Other operating expenses	176.8	175.3
General and administrative expenses (including share-based compensation of $2.3 and $1.9 for the quarters ended March 29, 2012 and March 31, 2011, respectively)	15.8	16.8
Depreciation and amortization	46.9	52.0
Net loss on disposal and impairment of operating assets	—	6.7
TOTAL OPERATING EXPENSES	594.1	561.2
INCOME FROM OPERATIONS	90.8	9.7
OTHER EXPENSE (INCOME):
Interest expense, net	36.0	39.0
Loss on extinguishment of debt	—	21.9
Earnings recognized from NCM	(13.8)	(13.6)
Other, net	(2.9)	0.4
TOTAL OTHER EXPENSE (INCOME), NET	19.3	47.7
INCOME (LOSS) BEFORE INCOME TAXES	71.5	(38.0)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	25.2	(14.3)
NET INCOME (LOSS)	46.3	(23.7)
NONCONTROLLING INTEREST, NET OF TAX	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$46.3	$(23.6)
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 8):
Basic	$0.30	$(0.15)
Diluted	$0.30	$(0.15)
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	153,973	153,555
Diluted	154,750	153,555
DIVIDENDS DECLARED PER COMMON SHARE	$0.21	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
NET INCOME (LOSS)	$46.3	$(23.7)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Change in fair value of interest rate swap transactions	1.3	5.4
Change in fair value of available for sale securities	3.7	0.9
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	5.0	6.3
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAX	51.3	(17.4)
Comprehensive income attributable to noncontrolling interests	—	0.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$51.3	$(17.3)

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46.3	$(23.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46.9	52.0
Amortization of debt discount and premium, net	(0.1)	0.5
Amortization of debt acquisition costs	0.9	1.2
Share-based compensation expense	2.3	1.9
Provision for (benefit from) deferred income taxes	7.7	(12.9)
Net loss on disposal and impairment of operating assets	—	6.7
Equity in earnings of non-consolidated entities and other	(2.9)	0.4
Excess cash distribution on NCM shares	3.4	2.9
Loss on extinguishment of debt	—	21.9
Non-cash rent expense	1.3	0.8
Changes in operating assets and liabilities:
Trade and other receivables	63.6	64.1
Inventories	(1.1)	1.4
Prepaid expenses and other assets	(4.2)	(2.2)
Accounts payable	(15.8)	(41.2)
Income taxes payable	0.2	6.2
Deferred revenue	8.4	6.0
Accrued expenses and other liabilities	(39.4)	(43.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	117.5	42.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.9)	(21.0)
Proceeds from disposition of assets	0.1	1.4
Investment in non-consolidated entities	(3.0)	(9.1)
Distributions to partnership	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(13.9)	(28.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(33.9)	(32.5)
Proceeds from stock option exercises	0.8	—
Net payments on long-term obligations	(6.0)	(243.4)
Cash used to purchase treasury shares and other	(1.6)	(1.2)
Excess tax benefits from share-based payment arrangements	0.3	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	—	261.3
Cash used to redeem 6¼% Convertible Senior Notes	—	(74.7)
Payment of debt acquisition costs and other	—	(6.0)
NET CASH USED IN FINANCING ACTIVITIES	(40.4)	(96.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63.2	(83.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	253.0	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$316.2	$122.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$0.3	$(13.8)
Cash paid for interest	$56.2	$74.1
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$0.8	$10.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 29, 2012 AND MARCH 31, 2011

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

Regal operates the largest theatre circuit in the United States, consisting of 6,587 screens in 523 theatres in 37 states and the District of Columbia as of March 29, 2012. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

For a discussion of significant transactions that have occurred through December 29, 2011, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 27, 2012 with the Securities and Exchange Commission (the “Commission”) (File No. 001-31315) for the fiscal year ended December 29, 2011 (the “2011 Audited Consolidated Financial Statements”). For a summary of our significant accounting policies, please refer to Note 2 to the 2011 Audited Consolidated Financial Statements.

During the quarter ended March 29, 2012, the Company adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”), which amends the presentation of comprehensive income and allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under ASU 2011-05, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively herein.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 29, 2012 and the unaudited condensed consolidated statements of income (loss), comprehensive income (loss), and cash flows for the quarters ended March 29, 2012 and March 31, 2011 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2011 unaudited condensed consolidated balance sheet information is derived from the 2011 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2011 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 29, 2012 are not necessarily indicative of the operating results that may be achieved for the full 2012 fiscal year.

2. INVESTMENTS

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”).  DCIP is a joint venture company formed by Regal, AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”). Regal holds a 46.7% economic interest in DCIP as of March 29, 2012 and a one-third voting interest along with each of AMC and Cinemark. Since the Company is not the primary beneficiary of DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in DCIP for the quarter ended March 29, 2012 are as follows (in millions):

Balance as of December 29, 2011	$48.3
Equity contributions	3.0
Equity in income of DCIP(1)	3.1
Balance as of March 29, 2012	$54.4

(1)                                  Represents the Company’s share of the net income of DCIP.  Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the “Master Lease”), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the quarters ended March 29, 2012 and March 31, 2011, the Company incurred total rent of approximately $2.7 million and $1.3 million, respectively, associated with the leased digital projection systems.

During the quarter ended March 29, 2012, we installed 621 digital projection systems and operated 5,342 screens outfitted with digital projection systems as of March 29, 2012.

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC (“National CineMedia” or “NCM”).  National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark.

As described further in Note 4 to the 2011 Audited Consolidated Financial Statements, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., Regal, AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. The formation of National CineMedia, related IPO of NCM, Inc. and other related transactions are further described in Note 4 to the 2011 Audited Consolidated Financial Statements.

As described further below, during the quarter ended March 29, 2012, the Company received from National CineMedia approximately 0.1 million newly issued common units of National CineMedia (“Additional Investments

Tranche”) as a result of the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2011 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

Pursuant to the terms of the tax receivable agreement described more fully in Note 4 to the 2011 Audited Consolidated Financial Statements, the Company received payments of $8.5 million from NCM, Inc. during the quarter ended March 29, 2012 with respect to NCM, Inc.’s 2010 and 2011 taxable years. During the quarter ended March 31, 2011, the Company received payments of $6.8 million with respect to NCM, Inc.’s 2010 taxable year.  Such payments are accounted for using the equity method as described further below.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 29, 2012:

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received (Paid)	Earnings recognized from NCM	Other NCM Revenues
Balance as of December 29, 2011	$76.8	$(349.5)	$47.8	$(37.9)	$(14.7)
Receipt of additional common units(1)	0.8	(0.8)	—	—	—
Receipt of excess cash distributions(2)	(1.7)	—	8.6	(6.9)	—
Receipt under tax receivable agreement(2)	(1.7)	—	8.5	(6.8)	—
Revenues earned under ESA(3)	—	—	3.3	—	(3.3)
Amortization of deferred revenue(4)	—	1.4	—	—	(1.4)
Equity in earnings attributable to additional common units(5)	0.1	—	—	(0.1)	—
Balance as of and for the period ended March 29, 2012	$74.3	$(348.9)	$20.4	$(13.8)	$(4.7)

(1)                                  On March 15, 2012, we received from National CineMedia approximately 0.1 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 15, 2012, the Company recorded an increase to its investment in National CineMedia of $0.8 million with a corresponding increase to deferred revenue. This amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement between RCI and National CineMedia (“ESA”) following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.8% interest in NCM, Inc. as of March 29, 2012.

(2)                                  During the quarters ended March 29, 2012 and March 31, 2011, the Company received $17.1 million and $16.4 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement).

Approximately $3.4 million and $2.9 million of these cash distributions received during the quarters ended March 29, 2012 and March 31, 2011, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

(3)                                  The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $3.3 million and $1.9 million for the quarters ended March 29, 2012 and March 31, 2011, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $3.7 million and $3.1 million for the quarters ended March 29, 2012 and March 31, 2011, respectively, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenue. These advertising revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements.

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

In addition, as of March 29, 2012, approximately $2.3 million and $2.9 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. As of December 29, 2011, approximately $1.9 million and $2.0 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited consolidated statements of operations information for National CineMedia for the quarters ended December 29, 2011 and December 30, 2010 is as follows (in millions):

	Quarter Ended December 29, 2011	Quarter Ended December 30, 2010
Revenues	$114.6	$118.1
Income from operations	54.5	53.8
Net income	35.2	46.8

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter ended March 29, 2012.

Other Investments

During the quarter ended March 31, 2011, we announced the creation of Open Road Films, a new distribution company jointly owned by us and AMC.  The Company’s cumulative cash investment in Open Road Films totaled $20.0 million as of March 29, 2012. We account for our investment in Open Road Films following the equity method of accounting.  For the quarter ended March 29, 2012, the Company recorded a loss of approximately $0.3 million, representing its share of the net loss of Open Road Films.  The carrying value of the Company’s investment in Open Road Films as of March 29, 2012 was approximately $4.9 million and is included in the unaudited condensed consolidated balance sheet as a component of “Other Non-Current Assets.”

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The carrying value of the Company’s investment in RealD, Inc. as of March 29, 2012 was approximately $15.9 million. See Note 10—“Fair Value of Financial Instruments” for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within “Other Non-Current Assets.”

3. DEBT OBLIGATIONS

Debt obligations at March 29, 2012 and December 29, 2011 consist of the following (in millions):

	March 29, 2012	December 29, 2011
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$995.9	$998.5
Regal 9 1/8% Senior Notes, including premium	534.5	534.8
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	392.9	392.7
Lease financing arrangements, weighted average interest rate of 11.28%, maturing in various installments through January 2021	64.6	66.0
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	12.2	13.3
Other	10.0	11.0
Total debt obligations	2,010.1	2,016.3
Less current portion	21.1	20.6
Total debt obligations, less current portion	$1,989.0	$1,995.7

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2011 Audited Consolidated Financial Statements, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (“Credit Suisse”) and the lenders party thereto (the “Lenders”) which amended, restated and refinanced the fifth amended and restated credit agreement (the “Prior Senior Credit Facility”) among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consisted of a term loan facility (the “Term Facility”) in an aggregate principal amount of $1,250.0 million with a final maturity date in November 2016 and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in May 2015.

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

As of March 29, 2012 and December 29, 2011, borrowings of $995.9 million and $998.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.01% (as of March 29, 2012) and 4.96% (as of December 29, 2011), after the impact of the interest rate swaps described below is taken into account.

Regal 9 1/8% Senior Notes— On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company’s issuance and sale of $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes (the “9 1/8% Senior Notes”). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6¼% Convertible Senior Notes as described below under the heading “Regal 6¼% Convertible Senior Notes.”

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

Regal 6¼% Convertible Senior Notes— As further described in Note 5 to the 2011 Audited Consolidated Financial Statements, on March 10, 2008, Regal issued $200.0 million aggregate principal amount of 6¼% convertible senior notes due March 15, 2011 (the “6¼% Convertible Senior Notes”).

Subsequent to the issuance of the 9 1/8% Senior Notes described above, during the year ended December 30, 2010, the Company used a portion of the net proceeds from the offering to repurchase a total of approximately $125.3 million aggregate principal amount of the 6¼% Convertible Senior Notes, in a series of privately negotiated transactions. As a result of the repurchases, the Company recorded a $5.2 million loss on extinguishment of debt during the year ended December 30, 2010.  During March 2011, we redeemed the remaining $74.7 million aggregate principal amount of the 6¼% Convertible Senior Notes at a redemption price of 100% of their principal amount, plus accrued interest.

Interest Rate Swaps

As of March 29, 2012 and December 29, 2011, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (with maturity terms ranging from March 31, 2012 through June 30, 2012), which require Regal Cinemas to pay interest at various fixed rates ranging from 2.22% to 2.53% and receive interest at a variable rate. These three interest rate swap agreements were designated to hedge $800.0 million of variable rate debt obligations at an effective rate of approximately 5.36% as of March 29, 2012 and December 29, 2011.

Under the terms of the Company’s effective interest rate swap agreements as of March 29, 2012, Regal Cinemas receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $800.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the three effective interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

In addition, during the year ended December 29, 2011, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with effective dates beginning on June 30, 2012 and December 31, 2012 and maturity terms ending on June 30, 2015 and December 31, 2015, respectively.  These swaps will require Regal Cinemas to pay interest at fixed rates ranging from 1.35% to 1.82% and receive interest at a variable rate. The interest rate swaps are designated to hedge $300.0 million of variable rate debt obligations.

See Note 10—“Fair Value of Financial Instruments” for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Other Long-Term Obligations— Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2011 Audited Consolidated Financial Statements and incorporated by reference herein.

4. INCOME TAXES

The provision for (benefit from) income taxes of $25.2 million and $(14.3) million for the quarters ended March 29, 2012 and March 31, 2011, respectively, reflect effective tax rates of approximately 35.2% and 37.6%, respectively. The decrease in the effective tax rate for the quarter ended March 29, 2012 is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations. The effective tax rates for the quarters ended March 29, 2012 and March 31, 2011 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 29, 2012 and December 29, 2011 totaling $16.0 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

Exclusive of interest and penalties, gross unrecognized tax benefits associated with state tax positions decreased $4.7 million during the quarter ended March 29, 2012 resulting from the expiration of statutes of limitations. Gross unrecognized tax benefits total $17.1 million and $21.8 million as of March 29, 2012 and December 29, 2011, respectively.

Accrued gross interest and penalties related to unrecognized tax benefits decreased $1.3 million during the quarter ended March 29, 2012 resulting primarily from the expiration of statutes of limitations. Accrued gross interest and penalties related to unrecognized tax benefits total $2.3 million and $3.6 million as of March 29, 2012 and December 29, 2011, respectively.

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

As further described in Note 2—“Investments,” the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service (“IRS”) is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of March 29, 2012.

5. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of March 29, 2012, the Company’s authorized capital stock consisted of:

•              500,000,000 shares of Class A common stock, par value $0.001 per share;

•              200,000,000 shares of Class B common stock, par value $0.001 per share; and

•              50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of March 29, 2012, 131,567,629 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 29, 2012, all of which are beneficially owned by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 29, 2012. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2011 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 29, 2012.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (the “Incentive Plan”), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under “Restricted Stock” and “Performance Share Units,” the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.  Readers should refer to Note 9 to the 2011 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

Stock Options

As of March 29, 2012, options to purchase a total of 307,624 shares of Class A common stock were outstanding under the Incentive Plan, and 517,806 shares remain available for future issuance under the Incentive Plan. There were no stock options granted during the quarters ended March 29, 2012 and March 31, 2011 and no compensation expense related to stock options was recorded during the quarters ended March 29, 2012 and March 31, 2011.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the quarter ended March 29, 2012, the unaudited condensed consolidated statement of cash flows reflects approximately $0.3 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.8 million for the quarter ended March 29, 2012. The actual income tax benefit realized from stock option exercises was approximately $0.5 million for the same period.  For the quarter ended March 31, 2011, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were less than $0.1 million for the quarter ended March 31, 2011. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the quarter ended March 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	454,951	$8.69	0.85
Granted during the period	—	—
Exercised during the period	(147,327)	5.20
Forfeited during the period	—	—
Outstanding options at end of period	307,624	10.36	0.85
Exercisable options at end of period	307,624	10.36	0.85

Restricted Stock

The Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  On January 11, 2012, 327,287 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of the Company’s Class A common stock on the date of this grant was $12.30 per share.

During the quarter ended March 29, 2012, the Company withheld approximately 129,921 shares of restricted stock at an aggregate cost of approximately $1.6 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 423,244 restricted stock awards.  In addition, during the quarter ended March 29, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012. These awards are scheduled to fully vest on January 14, 2013, the one year anniversary of the calculation date.

During the quarters ended March 29, 2012 and March 31, 2011, the Company recognized approximately $1.1 million of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 29, 2012, we have unrecognized compensation expense of $10.0 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended March 29, 2012:

Unvested at beginning of period	950,318
Granted during the period	327,287
Vested during the period	(423,244)
Forfeited during the period	(1,547)
Conversion of performance shares during the period	360,489
Unvested at end of period	1,213,303

During the quarter ended March 29, 2012, the Company paid one cash dividend of $0.21 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a “Performance Agreement”).  The initial original Performance Agreement covered performance share grants issued through the year ended December 31, 2009, and is described in Note 9 to the 2011 Audited Consolidated Financial Statements (each, a “2006 Performance Agreement”).

In 2009, the Company adopted an amended and restated form of Performance Agreement (each, a “2009 Performance Agreement”).  On January 11, 2012, 326,072 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Performance Shares,” of our 2012 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 11, 2015 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement.  Such performance shares vest on January 11, 2016 (the fourth anniversary of their respective grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of this grant was $12.30 per share, which approximates the respective grant date fair value of the awards.

Pursuant to the terms and conditions of the 2006 and 2009 Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period.

During the quarters ended March 29, 2012 and March 31, 2011, the Company recognized approximately $1.0 million and $0.8 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of “General and administrative expenses.”  As of March 29, 2012, we have unrecognized compensation expense of $11.8 million associated with performance share units.  During the quarter ended March 29, 2012, 224,735 performance share awards were effectively cancelled.  These awards were scheduled to vest on January 16, 2012, the one year anniversary of the calculation date. As of the calculation date, which was January 16, 2011, threshold performance goals were not satisfied, and therefore, all 224,735 restricted shares under this performance grant were cancelled as of January 16, 2012.  During the quarter ended March 29, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012.

The following table summarizes information about the Company’s number of performance shares for the quarter ended March 29, 2012:

Unvested at beginning of period	1,227,207
Granted (based on target) during the period	326,072
Cancelled/forfeited during the period	(228,060)
Conversion to restricted shares during the period	(360,489)
Unvested at end of period	964,730

In connection with the conversion of the above 360,489 performance shares, during the quarter ended March 29, 2012, the Company paid a cumulative cash dividend of $3.68 (representing the sum of all cash dividends paid from January 14, 2009 through January 14, 2012) on each performance share converted, totaling approximately $1.3 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.5 million shares of restricted stock could be issued if the performance criteria maximums are met.

6. COMMITMENTS AND CONTINGENCIES

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

With respect to certain matters described herein, management has estimated the upper end of the range of reasonably possible loss to be approximately $1.9 million. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

In situations where management believes that a loss arising from such proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings (primarily landlord-tenant disputes) totaled approximately $8.0 million as of March 29, 2012. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

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

In prior years, private litigants and the Department of Justice (“DOJ”) had filed claims against the Company alleging that a number of theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. From time to time, the Company receives claims that the stadium seating offered by theatres allegedly violates the ADA. In these instances, the Company seeks to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

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

The Company’s theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. We believe that we are in compliance with such current applicable laws and regulations.

7. RELATED PARTY TRANSACTIONS

During the quarters ended March 29, 2012 and March 31, 2011, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters ended March 29, 2012 and March 31, 2011, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended March 29, 2012 and March 31, 2011, the Company received approximately $0.1 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

8. EARNINGS (LOSS) PER SHARE

We compute earnings (loss) per share of Class A and Class B common stock using the two-class method. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6¼% Convertible Senior Notes and the warrant issued in connection with the 6¼% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares, performance shares and the warrant issued in connection with the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss)

per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6¼% Convertible Senior Notes is reflected in diluted earnings (loss) per share by application of the if-converted method. In addition, the computation of the diluted earnings (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings (loss) per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended March 29, 2012			Quarter Ended March 31, 2011
	Class A		Class B	Class A		Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$39.2		$7.1	$(20.0)		$(3.6)
Denominator:
Weighted average common shares outstanding (in thousands)	130,264		23,709	129,846		23,709
Basic earnings (loss) per share	$0.30		$0.30	$(0.15)		$(0.15)
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$39.2		$7.1	$(20.0)		$(3.6)
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	7.1		—	(3.6)		—
Reallocation of undistributed earnings (loss) to Class B shares for effect of other dilutive securities	—	(1)	—	—	(1)	—
Interest expense on 6¼% Convertible Senior Notes	—		—	—	(1)	—
Allocation of undistributed earnings (loss)	$46.3		$7.1	$(23.6)		$(3.6)
Denominator:
Number of shares used in basic computation (in thousands)	130,264		23,709	129,846		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709		—
Stock options	69		—	—	(1)	—
Restricted stock and performance shares	708		—	—	(1)	—
Conversion of 6¼% Convertible Senior Notes	—		—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,750		23,709	153,555		23,709
Diluted earnings (loss) per share	$0.30		$0.30	$(0.15)		$(0.15)

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). This Update clarifies the wording and disclosures required in ASC Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards. The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this update to alter the current application of the requirements in ASC 820.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  ASU 2011-04 became effective for the Company as of the beginning of fiscal 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 became effective for the Company as of the beginning of fiscal 2012.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. ASU 2011-12 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The inputs used to develop these fair value measurements are established in a hierarchy, which ranks the quality and reliability of the information used to determine fair value. The fair value classification is based on levels of inputs. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories described in ASC Topic 820:

Level 1:       Quoted market prices in active markets for identical assets or liabilities.

Level 2:       Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:       Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 29, 2012:

		Fair Value Measurements at March 29, 2012 Using
	Total Carrying Value at March 29, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available-for-sale(1)	$15.9	$15.9	$—	$—
Total assets at fair value	$15.9	$15.9	$—	$—
Liabilities:
Interest rate swaps(2)	$12.8	$—	$12.8	$—
Total liabilities at fair value	$12.8	$—	$12.8	$—

(1)           The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to “Other Non-Current Assets” with a corresponding entry to “Accumulated other comprehensive loss, net” on a quarterly basis.  During the quarter ended March 29, 2012, the Company recorded an increase to its investment in RealD, Inc. of approximately $6.1 million and a corresponding entry ($3.7 million, net of tax) to “Accumulated other comprehensive loss, net.”

(2)           The fair value of the Company’s interest rate swaps described in Note 3—“Debt Obligations” is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of March 29, 2012, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(12.8) million, which was recorded as components of “Other Non-Current Liabilities” ($5.2 million) and “Accrued expenses” ($7.6 million) with a corresponding amount of $(7.8) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  As of December 29, 2011, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(15.0) million, which was recorded as components of “Other Non-Current Liabilities” ($4.5 million) and “Accrued expenses” ($10.5 million) with a corresponding amount of $(9.1) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters ended March 29, 2012 and March 31, 2011 and accordingly, the net gain on the swaps of $1.3 million and $5.4 million, respectively, were reported as a component of other comprehensive income for the quarters ended March 29, 2012 and March 31, 2011.

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

Long-Lived Assets, Intangible Assets and Other Investments

As further described in Note 2 to the 2011 Audited Consolidated Financial Statements and incorporated by reference herein, the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities accounted for under the equity method, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $6.7 million for the quarter ended March 31, 2011.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. No impairment relative to such long-lived assets was recorded during the quarter ended March 29, 2012.  In addition, the Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters ended March 29, 2012 and March 31, 2011.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 3—“Debt Obligations,” which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of March 29, 2012 and December 29, 2011. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes and the 8 5/8% Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of March 29, 2012 and December 29, 2011. The aggregate carrying values and fair values of long-term debt at March 29, 2012 and December 29, 2011 consist of the following:

	March 29, 2012	December 29, 2011
	(in millions)
Carrying value	$1,923.3	$1,926.0
Fair value	$2,015.7	$1,989.8

11. SUBSEQUENT EVENTS

On March 31, 2012, one of our interest rate swap agreements designated to hedge approximately $250.0 million of variable rate obligations matured.  This swap required Regal Cinemas to pay interest at 2.353% and receive interest of a variable rate.

On May 1, 2012, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 15, 2012, to stockholders of record on June 5, 2012.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 29, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$264.6	$51.6	$—	$316.2
Trade and other receivables, net	—	—	35.7	0.5	—	36.2
Other current assets	—	—	45.4	8.6	(0.8)	53.2
TOTAL CURRENT ASSETS	—	—	345.7	60.7	(0.8)	405.6
Property and equipment, net	21.1	—	1,466.4	36.9	(12.4)	1,512.0
Goodwill and other intangible assets	—	—	192.3	7.1	—	199.4
Deferred income tax asset	2.1	—	28.9	—	(22.5)	8.5
Other non-current assets	—	1,300.8	910.9	77.1	(2,107.3)	181.5
TOTAL ASSETS	$23.2	$1,300.8	$2,944.2	$181.8	$(2,143.0)	$2,307.0
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.9	$10.1	$—	$13.4	$(4.3)	$21.1
Accounts payable	0.1	—	150.0	8.7	—	158.8
Accrued expenses and other liabilities	28.8	19.9	149.5	3.6	(22.6)	179.2
TOTAL CURRENT LIABILITIES	30.8	30.0	299.5	25.7	(26.9)	359.1
Long-term debt, less current portion	542.6	1,378.8	—	—	—	1,921.4
Lease financing arrangements, less current portion	—	—	57.8	—	—	57.8
Capital lease obligations, less current portion	—	—	8.8	1.0	—	9.8
Deferred income tax liability	—	—	—	22.5	(22.5)	—
Other liabilities	0.7	—	485.0	25.8	—	511.5
TOTAL LIABILITIES	574.1	1,408.8	851.1	75.0	(49.4)	2,859.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(550.9)	(108.0)	2,095.0	106.6	(2,093.6)	(550.9)
Noncontrolling interest	—	—	(1.9)	0.2	—	(1.7)
TOTAL EQUITY (DEFICIT)	(550.9)	(108.0)	2,093.1	106.8	(2,093.6)	(552.6)
TOTAL LIABILITIES AND EQUITY	$23.2	$1,300.8	$2,944.2	$181.8	$(2,143.0)	$2,307.0

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$197.5	$55.5	$—	$253.0
Trade and other receivables, net	—	—	98.5	1.3	—	99.8
Other current assets	—	—	45.7	5.0	—	50.7
TOTAL CURRENT ASSETS	—	—	341.7	61.8	—	403.5
Property and equipment, net	21.2	—	1,501.0	38.4	(12.4)	1,548.2
Goodwill and other intangible assets	—	—	192.5	7.1	—	199.6
Deferred income tax asset	2.2	—	38.0	—	(22.9)	17.3
Other non-current assets	—	1,307.8	859.0	75.0	(2,069.1)	172.7
TOTAL ASSETS	$23.4	$1,307.8	$2,932.2	$182.3	$(2,104.4)	$2,341.3
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.9	$10.1	$—	$13.4	$(4.8)	$20.6
Accounts payable	0.3	—	164.0	10.2	––	174.5
Accrued expenses and other liabilities	47.6	28.4	154.6	4.2	(29.2)	205.6
TOTAL CURRENT LIABILITIES	49.8	38.5	318.6	27.8	(34.0)	400.7
Long-term debt, less current portion	543.9	1,381.1	—	—	—	1,925.0
Lease financing arrangements, less current portion	—	—	59.6	—	—	59.6
Capital lease obligations, less current portion	—	—	10.0	1.1	—	11.1
Deferred income tax liability	—	—	—	22.9	(22.9)	—
Other liabilities	0.6	—	490.9	25.9	—	517.4
TOTAL LIABILITIES	594.3	1,419.6	879.1	77.7	(56.9)	2,913.8
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(570.9)	(111.8)	2,054.9	104.4	(2,047.5)	(570.9)
Noncontrolling interest	—	—	(1.8)	0.2	—	(1.6)
TOTAL EQUITY (DEFICIT)	(570.9)	(111.8)	2,053.1	104.6	(2,047.5)	(572.5)
TOTAL LIABILITIES AND EQUITY	$23.4	$1,307.8	$2,932.2	$182.3	$(2,104.4)	$2,341.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
QUARTER ENDED MARCH 29, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$631.1	$55.3	$(1.5)	$684.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	218.5	18.3	—	236.8
Cost of concessions	—	—	21.3	2.4	—	23.7
Rent expense	—	—	85.3	9.5	(0.7)	94.1
Other operating expenses	—	—	160.4	16.4	—	176.8
General and administrative expenses	0.1	—	15.5	1.7	(1.5)	15.8
Depreciation and amortization	0.1	—	44.2	2.6	—	46.9
Net gain (loss) on disposal and impairment of operating assets and other	—	—	—	—	—	—
TOTAL OPERATING EXPENSES	0.2	—	545.2	50.9	(2.2)	594.1
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	85.9	4.4	0.7	90.8
OTHER EXPENSE (INCOME):
Interest expense, net	12.3	22.2	1.3	0.2	—	36.0
Earnings recognized from NCM	—	—	(13.8)	—	—	(13.8)
Other, net	(54.2)	(66.8)	(28.0)	—	146.1	(2.9)
TOTAL OTHER EXPENSE (INCOME), NET	(41.9)	(44.6)	(40.5)	0.2	146.1	19.3
INCOME BEFORE INCOME TAXES	41.7	44.6	126.4	4.2	(145.4)	71.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.6)	(8.9)	37.1	1.6	—	25.2
NET INCOME	46.3	53.5	89.3	2.6	(145.4)	46.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$46.3	$53.5	$89.3	$2.6	$(145.4)	$46.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) INFORMATION
QUARTER ENDED MARCH 31, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$526.5	$45.7	$(1.3)	$570.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	181.3	14.9	—	196.2
Cost of concessions	—	—	18.5	2.0	—	20.5
Rent expense	—	—	85.2	9.2	(0.7)	93.7
Other operating expenses	—	—	158.6	16.7	—	175.3
General and administrative expenses	0.1	—	16.6	1.4	(1.3)	16.8
Depreciation and amortization	0.1	—	48.7	3.2	—	52.0
Net gain on disposal and impairment of operating assets	—	—	6.7	—	—	6.7
TOTAL OPERATING EXPENSES	0.2	—	515.6	47.4	(2.0)	561.2
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	10.9	(1.7)	0.7	9.7
OTHER EXPENSE (INCOME):
Interest expense, net	12.1	25.3	1.4	0.2	—	39.0
Earnings recognized from NCM	—	—	(13.6)	—	—	(13.6)
Other, net	15.8	9.4	(12.8)	—	9.9	22.3
TOTAL OTHER EXPENSE (INCOME), NET	27.9	34.7	(25.0)	0.2	9.9	47.7
INCOME (LOSS) BEFORE INCOME TAXES	(28.1)	(34.7)	35.9	(1.9)	(9.2)	(38.0)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.6)	(18.2)	9.1	(0.6)	—	(14.3)
NET INCOME (LOSS)	(23.5)	(16.5)	26.8	(1.3)	(9.2)	(23.7)
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(23.5)	$(16.5)	$26.9	$(1.3)	$(9.2)	$(23.6)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

QUARTER ENDED MARCH 29, 2012

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME (LOSS)	$46.3	$53.5	$89.3	$2.6	$(145.4)	$46.3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	1.3	1.3	—	—	(1.3)	1.3
Change in fair value of available for sale securities	3.7	3.7	3.7	—	(7.4)	3.7
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5.0	5.0	3.7	—	(8.7)	5.0
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAX	51.3	58.5	93.0	2.6	(154.1)	51.3
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$51.3	$58.5	$93.0	$2.6	$(154.1)	$51.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION
QUARTER ENDED MARCH 31, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME (LOSS)	$(23.5)	$(16.5)	$26.8	$(1.3)	$(9.2)	$(23.7)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	5.4	5.4	—	—	(5.4)	5.4
Change in fair value of available for sale securities	0.9	0.9	0.9	—	(1.8)	0.9
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6.3	6.3	0.9	—	(7.2)	6.3
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAX	(17.2)	(10.2)	27.7	(1.3)	(16.4)	(17.4)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$(17.2)	$(10.2)	$27.8	$(1.3)	$(16.4)	$(17.3)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
QUARTER ENDED MARCH 29, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(21.3)	$—	$141.6	$(2.8)	$—	$117.5
Cash Flows from Investing Activities:
Capital expenditures	—	—	(9.8)	(1.1)	—	(10.9)
Proceeds from disposition of assets	—	—	0.1	—	—	0.1
Investment in DCIP and other	—	—	(3.1)	—	—	(3.1)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(12.8)	(1.1)		(13.9)
Cash Flows from Financing Activities:
Cash used to pay dividends	(33.9)	—	—	—	—	(33.9)
Cash received (paid) to/from REG Parent Company	56.6	(56.6)	—	—	—	—
Cash received (paid) to/from subsidiary	—	56.6	(56.6)	—	—	—
Net payments on long-term obligations	(0.9)	—	(5.1)	—	—	(6.0)
Cash used to purchase treasury shares	(1.6)	—	—	—	—	(1.6)
Proceeds from stock option exercises and other	1.1	—	—	—	—	1.1
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21.3	—	(61.7)	—	—	(40.4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	67.1	(3.9)	—	63.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	197.5	55.5	—	253.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$264.6	$51.6	$—	$316.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
QUARTER ENDED MARCH 31, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14.3)	$—	$65.1	$(8.6)	$—	$42.2
Cash Flows from Investing Activities:
Capital expenditures	—	—	(19.4)	(1.6)	—	(21.0)
Proceeds from disposition of assets	—	—	1.4	—	—	1.4
Investment in DCIP and other	—	—	(9.2)	—	—	(9.2)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(27.2)	(1.6)	—	(28.8)
Cash Flows from Financing Activities:
Cash used to pay dividends	(32.5)	—	—	—	—	(32.5)
Cash received (paid) to/from REG Parent Company	(133.8)	133.8	—	—	—	—
Cash received (paid) to/from subsidiary	—	(133.8)	133.8	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6¼% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Net payments on long-term obligations	(0.8)	—	(242.6)	—	—	(243.4)
Cash used to purchase treasury shares and other	(1.2)	—	—	—	—	(1.2)
Payment of debt acquisition costs and other	(4.0)	—	(2.0)	—	—	(6.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.3	—	(110.8)	—	—	(96.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(72.9)	(10.2)	—	(83.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	152.5	52.8	—	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$79.6	$42.6	$—	$122.2

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 27, 2012 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 29, 2011. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,587 screens in 523 theatres in 37 states and the District of Columbia as of March 29, 2012. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our relationship with National CineMedia, our gift card and discount ticket programs and various other activities in our theatres.  Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated herein by reference and “Results of Operations” below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of March 29, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 29, 2011, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated herein by reference.

During the quarter ended March 29, 2012 (“Q1 2012 Period”), we continued to make progress with respect to the following strategic initiatives:

•              We demonstrated our commitment to providing incremental value to our stockholders.  Total cash dividends distributed to our stockholders during the Q1 2012 Period totaled approximately $33.9 million.

•              We closed 4 theatres with 27 screens, ending the Q1 2012 Period with 523 theatres and 6,587 screens.

•              We continued to embrace innovative concepts to deliver a premium movie-going experience for our customers on three complementary fronts:

Our IMAX® footprint consisted of a total of 66 IMAX® screens as of March 29, 2012. We believe that expanding our IMAX® footprint will continue to have a positive impact on our operating results.  To that end, we installed one additional IMAX® theatre system during April 2012 and expect to expand our IMAX® footprint to between 70 to 75 auditoriums by the end of 2012.  During the Q1 2012 Period, we added our proprietary large screen format known as “Regal Premium Experience” (“RPXSM”) to one auditorium, bringing our total to 18 RPXSM screens as of as of March 29, 2012.  We have been encouraged by the results of RPXSM screens and expect to expand our RPXSM footprint to between 30 and 35 auditoriums by the end of 2012. We believe the installation of IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium movies and all-digital large format experiences that we believe generate incremental revenue and cash flows for the Company.

Second, to continually address consumer trends and customer preferences, we have expanded our menu of food and beverage products to include hot made-to-order meals, customizable coffee, healthy snacks, alcohol and other specialty products in select theatres. To that end, during the Q1 2012 Period, we offered expanded food items in 28 theatres and also offered beer and wine in other locations. We expect to offer expanded food items in approximately 10 to 15 additional theatres during the second quarter of 2012. We believe that the enhancement of our food and beverage offerings has had a positive effect on our attendance and operating results and expect to continue to invest in such food and beverage offerings in our theatres.

Third, we continued our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. For example, during the Q1 2012 Period, we launched a new mobile application designed to give customers quick access to box office information via their Apple iPhone® or AndroidTM phone. The application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process.  Additionally, the application will help customers stay up-to-date on the latest coupons, sweepstakes, and Regal Crown Club® loyalty program promotions.

•              Finally, we continue to believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. During the Q1 2012 Period, Open Road Films released The Grey and Silent House, in addition to releasing Killer Elite on DVD.  Open Road Films expects to distribute a total of approximately six to eight films during fiscal 2012 and eventually distribute approximately eight to ten films per year. As of March 29, 2012, we have invested $20.0 million in cash in Open Road Films and ultimately expect to invest up to $30.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. We believe our investment in Open Road Films will generate incremental value for our stockholders.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2012 were estimated to have increased by approximately 20 to 21 percent in comparison to the first quarter of 2011.  The industry’s box office results were positively impacted by strong attendance from premium format pictures during the first quarter of 2012, including The Hunger Games and Dr. Suess’ The Lorax, and the commercial appeal of the overall film slate during the quarter.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income (loss) for the Q1 2012 Period and the quarter ended March 31, 2011 (“Q1 2011 Period”) (dollars in millions, except average ticket prices and average concessions per patron):

	Q1 2012 Period		Q1 2011 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$474.1	69.2%	$394.4	69.1%
Concessions	180.0	26.3	151.3	26.5
Other operating revenues	30.8	4.5	25.2	4.4
Total revenues	684.9	100.0	570.9	100.0
Operating expenses:
Film rental and advertising costs(1)	236.8	49.9	196.2	49.7
Cost of concessions(2)	23.7	13.2	20.5	13.5
Rent expense(3)	94.1	13.7	93.7	16.4
Other operating expenses(3)	176.8	25.8	175.3	30.7
General and administrative expenses (including share-based compensation of $2.3 and $1.9 for the Q1 2012 Period and the Q1 2011 Period, respectively)(3)	15.8	2.3	16.8	2.9
Depreciation and amortization(3)	46.9	6.8	52.0	9.1
Net loss on disposal and impairment of operating assets(3)	—	—	6.7	1.2
Total operating expenses(3)	594.1	86.7	561.2	98.3
Income from operations(3)	90.8	13.3	9.7	1.7
Interest expense, net	36.0	5.3	39.0	6.8
Loss on debt extinguishment(3)	—	—	21.9	3.8
Earnings recognized from NCM(3)	(13.8)	2.0	(13.6)	2.4
Provisions for (benefit from) income taxes(3)	25.2	3.7	(14.3)	2.5
Net income (loss) attributable to controlling interest(3)	$46.3	6.8	$(23.6)	4.1
Attendance (in thousands)	53,721	*	46,266	*
Average ticket price(4)	$8.83	*	$8.52	*
Average concessions per patron(5)	$3.35	*	$3.27	*

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

Admissions

During the Q1 2012 Period, total admissions revenues increased $79.7 million, or 20.2%, to $474.1 million, from $394.4 million in the Q1 2011 Period.  A 16.1% increase in attendance, coupled with a 3.6% increase in average ticket prices, led to the increase in the Q1 2012 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The Q1 2012 Period increase in attendance was primarily attributable to strong attendance from premium format pictures during the first quarter of 2012, including The Hunger Games and Dr. Seuss’ The Lorax, and the commercial appeal of the overall film slate during the Q1 2012 Period as compared to that of the Q1 2011 Period.  For the Q1 2012 Period, the average ticket price increased 3.6% due the success of premium-priced films exhibited during the period and from selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).  Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis exceeded the industry’s results for the Q1 2012 Period as compared to the Q1 2011 Period.

Concessions

Total concessions revenues increased $28.7 million, or 19.0%, to $180.0 million in the Q1 2012 Period, from $151.3 million in the Q1 2011 Period. Average concessions revenues per patron during the Q1 2012 Period increased 2.4%, to $3.35, from $3.27 for the Q1 2011 Period. The increase in total concessions revenues during the Q1 2012 Period was attributable to the aforementioned increase in attendance during the period coupled with an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q1 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the period.

Other Operating Revenues

During the Q1 2012 Period, other operating revenues increased $5.6 million, or 22.2%, to $30.8 million, from $25.2 million in the Q1 2011 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Q1 2012 Period was primarily driven by increases in revenues from our vendor marketing programs, increases in attendance-driven theatre access fees and increases in advance ticketing revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 49.9% during the Q1 2012 Period from 49.7% in the Q1 2011 Period.  The increase in film rental and advertising costs as a percentage of admissions revenues during the Q1 2012 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2012 Period. Film rental and advertising costs as a percentage of admissions revenues for the Q1 2012 Period was in line with the Company’s historical first quarter average.

Cost of Concessions

For the Q1 2012 Period, cost of concessions as a percentage of concessions revenues was approximately 13.2%, compared to 13.5% for the Q1 2011 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2012 Period as compared to the Q1 2011 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the period.

Rent Expense

Rent expense increased by $0.4 million, or 0.4%, to $94.1 million in the Q1 2012 Period, from $93.7 million in the Q1 2011 Period. The increase in rent expense during the Q1 2012 Period was primarily attributable increases in contingent rent associated with the increase in admissions and concessions revenues during the Q1 2012 Period.

Other Operating Expenses

During the Q1 2012 Period, other operating expenses increased by $1.5 million, or 0.9%, to $176.8 million, from $175.3 million in the Q1 2011 Period. The increase in other operating expenses during the Q1 2012 Period was attributable to an increase in costs associated with higher premium-priced film revenues, partially offset by a reduction in certain non-rent occupancy costs. The reduction in other operating expenses as a percentage of total revenues during the Q1 2012 Period was the result of our continued focus and ability to control variable costs.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million, or 6.0%, to $15.8 million during the Q1 2012 Period, from $16.8 million in the Q1 2011 Period. As a percentage of total revenues, general and administrative expenses decreased to 2.3% during the Q1 2012 Period, from 2.9% in the Q1 2011 Period. The decrease in general and administrative expenses during the Q1 2012 Period was primarily attributable to reductions in corporate payroll and travel expenses, and to a lesser extent, decreases in legal and professional fees incurred during the period, partially offset by an increase in stock-based compensation expense.

Depreciation and Amortization

During the Q1 2012 Period, depreciation and amortization expense decreased $5.1 million, or 9.8%, to $46.9 million, from $52.0 million in the Q1 2011 Period. The decrease in depreciation and amortization expense during the Q1 2012 Period as compared to the Q1 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems.

Income from Operations

Income from operations increased $81.1 million to $90.8 million during the Q1 2012 Period, from $9.7 million in the Q1 2011 Period. The net increase in income from operations during the Q1 2012 Period as compared to the Q1 2011 Period was primarily attributable to the increase in total revenues and a $6.7 million lower loss on disposal and impairment of operating assets during for the Q1 2012 Period, partially offset by increases in certain Q1 2012 Period variable operating expense line items described above.

Interest Expense, net

During the Q1 2012 Period, net interest expense decreased $3.0 million, or 7.7%, to $36.0 million, from $39.0 million in the Q1 2011 Period. The decrease in net interest expense during the Q1 2012 Period was principally due to a lower effective interest rate on our Term Facility as a result of a change in our interest rate swap portfolio subsequent to the Q1 2011 Period, lower non-cash interest expense and a reduction in interest expense resulting from the repurchases of our 6¼% Convertible Senior Notes during the Q1 2011 Period, partially offset by incremental interest expense associated with Q1 2011 Period issuance of $250.0 million in aggregate principal amount of our 9 1/8% Senior Notes.

Earnings Recognized from NCM

Earnings recognized from NCM increased $0.2 million, or 1.5%, to $13.8 million in the Q1 2012 Period, from $13.6 million in the Q1 2011 Period.  The Company received $17.1 million and $16.4 million, respectively, in cash distributions from National CineMedia (including payments received of $8.5 million and $6.8 million, respectively, under the tax receivable agreement described more fully in Note 4 to the 2011 Audited Consolidated Financial Statements) during the Q1 2012 Period and Q1 2011 Period. Approximately $3.4 million and $2.9 million, respectively, of these cash distributions received during the Q1 2012 Period and the Q1 2011 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

Income Taxes

The provision for (benefit from) income taxes of $25.2 million and $(14.3) million for the Q1 2012 Period and the Q1 2011 Period, respectively, reflect effective tax rates of approximately 35.2% and 37.6%, respectively. The decrease in the effective tax rate for the Q1 2012 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations. The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income (Loss) Attributable to Controlling Interest

Net income attributable to controlling interest for the Q1 2012 Period was $46.3 million, which represents an increase of $69.9 million, from net loss attributable to controlling interest of $(23.6) million during the Q1 2011 Period. The increase in net income attributable to controlling interest for the Q1 2012 Period was primarily attributable to an increase in operating income as described above, the Q1 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility, partially offset by an increase in the provision for income taxes during the Q1 2012 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem, repurchase or retire for cash its 9 1/8% Senior Notes. In addition, as described further below, the Indenture under which the 9 1/8% Senior Notes are issued limits the Company’s (and its restricted subsidiaries’) ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

As further described in Note 2—“Investments,” the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The IRS is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of March 29, 2012.

Net cash flows provided by operating activities totaled approximately $117.5 million and $42.2 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The $75.3 million increase in net cash flows generated by operating activities for the Q1 2012 Period as compared to the Q1 2011 Period was caused by a $54.1 million increase in net income excluding non-cash items coupled with a positive fluctuation in working capital activity of approximately $21.2 million. Working capital activity was primarily impacted by positive fluctuations in accounts payable activity (primarily film rental liabilities) during the Q1 2012 Period as compared to the Q1 2011 Period.  The positive fluctuation in accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theaters during the latter part of the Q1 2012 Period.

Investing Activities

Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, strategic partnerships, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows, cash on hand, proceeds from disposition of assets and financing activities.

We maintain an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark.  During the quarter ended March 29, 2012, the Company effected equity contributions of approximately $3.0 million to DCIP, and expects to make additional equity contributions in the future.  DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the quarters ended March 29, 2012 and March 31, 2011, the Company incurred total rent of approximately $2.7 million and $1.3 million, respectively, associated with the leased digital projection systems.

During the year ended December 29, 2011, we completed our deployment of 3D compatible digital projection systems across our circuit.  We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. As of March 29, 2012, we operated 5,342 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013.

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

The credit crisis of late 2008 and early 2009 negatively impacted real estate development and caused a temporary slowdown in our building program in fiscal 2010 and 2011. We currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to return to more normalized levels and in the range of approximately $105.0 million to $120.0 million in fiscal year 2012, exclusive of acquisitions.

As described more fully in Note 2—“Investments,” during the Q1 2012 Period, we received from National CineMedia approximately 0.1 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.8% interest in NCM, Inc. as of March 29, 2012.

During the fiscal 2011, we announced the creation of Open Road Films. We continue to believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films expects to eventually distribute approximately eight to ten films per year.  As of March 29, 2012, we have invested $20.0 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture. We account for our investment in Open Road Films using the equity method of accounting.

Net cash flows used in investing activities totaled approximately $13.9 million and $28.8 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The $14.9 million decrease in cash flows used in investing activities during the Q1 2012 Period, as compared to the Q1 2011 Period, was primarily attributable an $8.8 million reduction in net capital expenditures during the Q1 2012 Period and a $6.1 million decrease in cash contributions to our various investments in non-consolidated entities during the Q1 2012 Period as compared to the Q1 2011 Period.

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

On February 23, 2011, Regal Cinemas entered into the Refinancing Agreement with Regal, the Guarantors, Credit Suisse, and the Lenders, which amends and refinances the Term Facility under the Amended Senior Credit Facility described further in Note 5 to the 2011 Audited Consolidated Financial Statements.  Pursuant to the Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility in the amount of $1,006.0 million, and in accordance therewith, the Lenders advanced the New Term Loans in an aggregate principal amount of $1,006.0 million with a final maturity date in August 2017. Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans.

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

As of March 29, 2012, we had approximately $995.9 million aggregate principal amount outstanding under the New Term Loans, $534.5 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes and $392.9 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes. As of March 29, 2012, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

As of March 29, 2012, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On May 1, 2012, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 15, 2012, to stockholders of record on June 5, 2012. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $40.4 million and $96.5 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The $56.1 million decrease in cash flows used in financing activities during the Q1 2012 Period as compared to the Q1 2011 Period was primarily attributable to a decrease in net payments on long-term debt obligations of $237.4 million, the impact of $74.7 million of cash used to redeem our 6¼% Convertible Senior Notes during the Q1 2011 Period and the impact of cash used for debt acquisition costs during the Q1 2011 Period, partially offset by the impact of receiving $261.3 million in gross proceeds from the issuance of our 9 1/8% Senior Notes in the Q1 2012 Period.

EBITDA

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) was approximately $154.4 million and $53.1 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The increase in EBITDA for the Q1 2012 Period was primarily attributable to an increase in operating income for the Q1 2012 Period as compared to the Q1 2011 Period and the impact of the $21.9 million ($13.6 million after related tax effects) loss on debt extinguishment recorded during the Q1 2011 Period.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q1 2012 Period	Q1 2011 Period
EBITDA	$154.4	$53.1
Interest expense, net	(36.0)	(39.0)
(Provision for) benefit from income taxes	(25.2)	14.3
Deferred income taxes	7.7	(12.9)
Changes in operating assets and liabilities	11.7	(9.5)
Loss on debt extinguishment	—	21.9
Other items, net	4.9	14.3
Net cash provided by operating activities	$117.5	$42.2

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 29, 2011, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of March 29, 2012, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $800.0 million of variable rate debt obligations as of March 29, 2012) described in Note 3 —“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of March 29, 2012 and December 29, 2011, borrowings of $995.9 million and $998.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 5.01% (as of March 29, 2012) and 4.96% (as of December 29, 2011), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of March 29, 2012, would increase or decrease interest expense by $1.2 million for the quarter ended March 29, 2012.

In addition, the Company is exposed to equity price risk associated with approximately 1.2 million shares of stock held in RealD, Inc. as described further in Note 10—“Fair Value of Financial Instruments.”  Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 29, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 29, 2012, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 27, 2012 with the Commission (File No. 001-31315) for the fiscal year ended December 29, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 29, 2012

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
December 30, 2011 — January 31, 2012	129,921	$12.32	—	$—
February 1, 2012 — February 29, 2012	—	—	—	—
March 1, 2012 — March 29, 2012	—	—	—	—
Total	129,921	$12.32	—	$—

(1)

During the quarter ended March 29, 2012, the Company withheld approximately 129,921 shares of restricted stock at an aggregate cost of approximately $1.6 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 29, 2012, filed on May 8, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 8, 2012	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 29, 2012, filed on May 8, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.