Form 10-Q
period 2012-06-28
REGAL ENTERTAINMENT GROUP
filed 2012-08-07
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2012

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

Class A Common Stock—131,725,779 shares outstanding at August 1, 2012

Class B Common Stock—23,708,639 shares outstanding at August 1, 2012

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 28, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$325.8	$253.0
Trade and other receivables	35.0	75.2
Income tax receivable	5.7	24.6
Inventories	16.5	14.8
Prepaid expenses and other current assets	18.9	14.1
Assets held for sale	—	0.6
Deferred income tax asset	13.7	21.2
TOTAL CURRENT ASSETS	415.6	403.5
PROPERTY AND EQUIPMENT:
Land	124.8	124.8
Buildings and leasehold improvements	1,952.5	1,953.8
Equipment	912.4	965.7
Construction in progress	17.3	7.1
Total property and equipment	3,007.0	3,051.4
Accumulated depreciation and amortization	(1,518.9)	(1,503.2)
TOTAL PROPERTY AND EQUIPMENT, NET	1,488.1	1,548.2
GOODWILL	178.8	178.8
INTANGIBLE ASSETS, NET	20.3	20.8
DEFERRED INCOME TAX ASSET	10.0	17.3
OTHER NON-CURRENT ASSETS	193.5	172.7
TOTAL ASSETS	$2,306.3	$2,341.3
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$21.4	$20.6
Accounts payable	156.9	174.5
Accrued expenses	55.2	69.0
Deferred revenue	76.7	89.6
Interest payable	42.9	47.0
TOTAL CURRENT LIABILITIES	353.1	400.7
LONG-TERM DEBT, LESS CURRENT PORTION	1,918.7	1,925.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	56.0	59.6
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	9.4	11.1
NON-CURRENT DEFERRED REVENUE	345.0	348.0
OTHER NON-CURRENT LIABILITIES	166.4	169.4
TOTAL LIABILITIES	2,848.6	2,913.8
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 131,725,779 and 130,864,513 shares issued and outstanding at June 28, 2012 and December 29, 2011, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 28, 2012 and December 29, 2011	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(580.6)	(577.6)
Retained earnings	41.8	15.7
Accumulated other comprehensive loss, net	(1.9)	(9.1)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP:	(540.6)	(570.9)
Noncontrolling interest	(1.7)	(1.6)
TOTAL DEFICIT	(542.3)	(572.5)
TOTAL LIABILITIES AND DEFICIT	$2,306.3	$2,341.3

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Two Quarters Ended June 28, 2012	Two Quarters Ended June 30, 2011
REVENUES:
Admissions	$494.7	$519.3	$968.8	$913.7
Concessions	192.6	200.2	372.6	351.5
Other operating revenues	36.0	33.8	66.8	59.0
TOTAL REVENUES	723.3	753.3	1,408.2	1,324.2
OPERATING EXPENSES:
Film rental and advertising costs	265.3	273.1	502.1	469.3
Cost of concessions	26.0	27.3	49.7	47.8
Rent expense	95.3	96.8	189.4	190.5
Other operating expenses	184.0	190.0	360.8	365.3
General and administrative expenses (including share-based compensation of $2.3 and $2.2 for the quarters ended June 28, 2012 and June 30, 2011, and $4.6 and $4.1 for the two quarters ended June 28, 2012 and June 30, 2011, respectively)	16.8	16.0	32.6	32.8
Depreciation and amortization	45.7	49.8	92.6	101.8
Net loss on disposal and impairment of operating assets	2.5	3.4	2.5	10.1
TOTAL OPERATING EXPENSES	635.6	656.4	1,229.7	1,217.6
INCOME FROM OPERATIONS	87.7	96.9	178.5	106.6
OTHER EXPENSE (INCOME):
Interest expense, net	34.5	37.6	70.5	76.6
Loss on extinguishment of debt	—	—	—	21.9
Earnings recognized from NCM	(0.6)	(3.6)	(14.4)	(17.2)
Other, net	(8.4)	3.8	(11.3)	4.2
TOTAL OTHER EXPENSE, NET	25.5	37.8	44.8	85.5
INCOME BEFORE INCOME TAXES	62.2	59.1	133.7	21.1
PROVISION FOR INCOME TAXES	25.0	24.3	50.2	10.0
NET INCOME	37.2	34.8	83.5	11.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$37.2	$34.8	$83.5	$11.2
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	154,166	153,566	154,072	153,561
Diluted	154,800	154,443	154,778	154,534
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 8):
Basic	$0.24	$0.23	$0.54	$0.07
Diluted	$0.24	$0.23	$0.54	$0.07
DIVIDENDS DECLARED PER COMMON SHARE	$0.21	$0.21	$0.42	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Two Quarters Ended June 28, 2012	Two Quarters Ended June 30, 2011
NET INCOME	$37.2	$34.8	$83.5	$11.1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	1.0	2.1	2.3	7.5
Change in fair value of available for sale securities	1.2	(2.9)	4.9	(2.0)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2.2	(0.8)	7.2	5.5
TOTAL COMPREHENSIVE INCOME, NET OF TAX	39.4	34.0	90.7	16.6
Comprehensive income attributable to noncontrolling interests	—	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$39.4	$34.0	$90.7	$16.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended June 28, 2012	Two Quarters Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83.5	$11.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.6	101.8
Amortization of debt discount and premium, net	(0.2)	0.4
Amortization of debt acquisition costs	1.8	2.1
Share-based compensation expense	4.6	4.1
Provision for deferred income taxes	9.4	10.5
Net loss on disposal and impairment of operating assets	2.5	10.1
Equity in (earnings) loss of non-consolidated entities	(11.3)	2.6
Excess cash distribution on NCM shares	3.5	3.3
Loss on extinguishment of debt	—	21.9
Non-cash rent expense	2.8	2.2
Changes in operating assets and liabilities:
Trade and other receivables	59.1	41.4
Inventories	(1.7)	(0.4)
Prepaid expenses and other assets	(4.8)	(3.6)
Accounts payable	(17.6)	4.6
Income taxes payable	0.5	7.3
Deferred revenue	(16.7)	(19.9)
Accrued expenses and other liabilities	(19.1)	(16.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	188.9	182.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35.3)	(40.1)
Proceeds from disposition of assets	1.0	12.9
Investment in non-consolidated entities	(5.6)	(32.3)
Distributions to partnership	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(40.0)	(59.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(66.6)	(64.9)
Payments on long-term obligations	(10.5)	(1,253.5)
Proceeds from stock option exercises	2.2	0.1
Cash used to purchase treasury shares and other	(1.7)	(1.2)
Excess tax benefits from share-based payment arrangements	0.5	—
Proceeds from Amended Senior Credit Facility	—	1,006.0
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	—	261.3
Cash used to redeem 6¼% Convertible Senior Notes	—	(74.7)
Payment of debt acquisition costs	—	(5.9)
NET CASH USED IN FINANCING ACTIVITIES	(76.1)	(132.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72.8	(9.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	253.0	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325.8	$195.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$27.3	$(10.9)
Cash paid for interest	$73.7	$90.4
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$0.8	$10.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2012 AND JUNE 30, 2011

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

Regal operates the largest theatre circuit in the United States, consisting of 6,552 screens in 519 theatres in 37 states and the District of Columbia as of June 28, 2012. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 28, 2012 and the unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters and two quarters ended June 28, 2012 and June 30, 2011 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.

The December 29, 2011 unaudited condensed consolidated balance sheet information is derived from the 2011 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2011 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 28, 2012 are not necessarily indicative of the operating results that may be achieved for the full 2012 fiscal year.

Majority-owned subsidiaries that the Company controls are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method.

Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

2. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC (“National CineMedia” or “NCM”).  National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”).

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

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the two quarters ended June 28, 2012:

	As of the period ended		For the period ended
	Investment in NCM	Deferred Revenue	Cash Received (Paid)	Earnings recognized from NCM	Other NCM Revenues
Balance as of December 29, 2011	$76.8	$(349.5)	$—	$—	$—
Receipt of additional common units(1)	0.8	(0.8)	—	—	—
Receipt of excess cash distributions(2)	(1.8)	—	9.2	(7.4)	—
Receipt under tax receivable agreement(2)	(1.7)	—	8.5	(6.8)	—
Revenues earned under ESA(3)	—	—	7.1	—	(7.1)
Amortization of deferred revenue(4)	—	3.0	—	—	(3.0)
Equity in earnings attributable to additional common units(5)	0.2	—	—	(0.2)	—
Balance as of and for the period ended June 28, 2012	$74.3	$(347.3)	$24.8	$(14.4)	$(10.1)

(1)                                  On March 15, 2012, we received from National CineMedia approximately 0.1 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units as part of its Additional Investments Tranche at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 15, 2012, the Company recorded an increase to its investment in National CineMedia of $0.8 million with a corresponding increase to deferred revenue. The amount is being amortized to advertising revenue over the remaining term (approximately 24 years) of the exhibitor services agreement, between RCI and National CineMedia (“ESA”) following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.8% interest in NCM, Inc. as of June 28, 2012.

(2)                                  During the two quarters ended June 28, 2012 and June 30, 2011, the Company received $17.7 million and $18.9 million, respectively, in cash distributions from National CineMedia (including payments received under the tax receivable agreement).

Approximately $3.5 million and $3.3 million of these cash distributions received during the two quarters ended June 28, 2012 and June 30, 2011, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

(3)                                  The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $7.1 million and $3.7 million for the two quarters ended June 28, 2012 and June 30, 2011, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $7.4 million and $7.1 million for the two quarters ended June 28, 2012 and June 30, 2011, respectively, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenue. These advertising revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements.

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

In addition, as of June 28, 2012, approximately $2.5 million and $1.8 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively. As of December 29, 2011, approximately $1.9 million and $2.0 million due from/to National CineMedia were included in “Trade and other receivables, net” and “Accounts payable,” respectively.

Summarized unaudited consolidated statements of operations information for National CineMedia for the quarters ended March 29, 2012 and March 31, 2011 is as follows (in millions):

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
Revenues	$79.1	$70.8
Income from operations	17.0	15.0
Net income	3.2	5.1

As of the date of this quarterly report on Form 10-Q (this “Form 10-Q”), no summarized financial information for National CineMedia was available for the quarter or two quarters ended June 28, 2012.

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”).  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of June 28, 2012 and a one-third voting interest along with each of AMC and Cinemark. Since the Company is not the primary beneficiary of DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of “Other Non-Current Assets” in the accompanying unaudited condensed consolidated balance sheets.  The changes in the carrying amount of our investment in DCIP for the two quarters ended June 28, 2012 are as follows (in millions):

Balance as of December 29, 2011	$48.3
Equity contributions	5.6
Equity in income of DCIP(1)	7.4
Balance as of June 28, 2012	$61.3

(1)                                  Represents the Company’s share of the net income of DCIP.  Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the “Master Lease”), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the two quarters ended June 28, 2012 and June 30, 2011, the Company incurred total rent of approximately $5.9 million and $3.0 million, respectively, associated with the leased digital projection systems.

During the two quarters ended June 28, 2012, we installed 1,167 digital projection systems and operated 5,888 screens outfitted with digital projection systems as of June 28, 2012.

Other Investments

We maintain an investment in Open Road Films, a distribution company jointly owned by us and AMC.  The Company’s cumulative cash investment in Open Road Films totaled $20.0 million as of June 28, 2012. We account for our investment in Open Road Films following the equity method of accounting.  For the two quarters ended June 28, 2012, the Company recorded income of approximately $3.8 million, representing its share of the net income of Open Road Films.  The carrying value of the Company’s investment in Open Road Films as of June 28, 2012 was approximately $9.0 million and is included in the unaudited condensed consolidated balance sheet as a component of “Other Non-Current Assets.”

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  The carrying value of the Company’s investment in RealD, Inc. as of June 28, 2012 was approximately $18.0 million. See Note 10—“Fair Value of Financial Instruments” for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within “Other Non-Current Assets.”

3. DEBT OBLIGATIONS

Debt obligations at June 28, 2012 and December 29, 2011 consist of the following (in millions):

	June 28, 2012	December 29, 2011
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$993.4	$998.5
Regal 9 1/8% Senior Notes, including premium	534.1	534.8
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	393.2	392.7
Lease financing arrangements, weighted average interest rate of 11.29%, maturing in various installments through January 2021	63.0	66.0
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	11.8	13.3
Other	10.0	11.0
Total debt obligations	2,005.5	2,016.3
Less current portion	21.4	20.6
Total debt obligations, less current portion	$1,984.1	$1,995.7

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

As of June 28, 2012 and December 29, 2011, borrowings of $993.4 million and $998.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 4.41% (as of June 28, 2012) and 4.96% (as of December 29, 2011), after the impact of the interest rate swaps described below is taken into account.

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

Interest Rate Swaps— As of June 28, 2012, the Company maintained two effective hedging relationships via two distinct interest rate swap agreements (each maturing June 30, 2012), which require Regal Cinemas to pay interest at various fixed rates ranging from 2.22% to 2.53% and receive interest at a variable rate. These two interest rate swap agreements were designated to hedge $550.0 million of variable rate debt obligations at an effective rate of approximately 5.36% as of June 28, 2012.

Under the terms of the Company’s interest rate swap agreements as of June 28, 2012, Regal Cinemas receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $550.0 million of variable rate obligations. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instruments (the two effective interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of June 28, 2012:

Nominal Amount		Effective Date	Base Rate	Receive Rate	Expiration Date
$250.0 million		June 30, 2009	2.530%	3-month LIBOR	June 30, 2012
$300.0 million		June 30, 2009	2.220%	3-month LIBOR	June 30, 2012
$200.0 million	(1)	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015
$100.0 million	(1)	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015

(1)

During the year ended December 29, 2011, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with effective dates beginning on June 30, 2012 and December 31, 2012, respectively, and maturity terms ending on June 30, 2015 and December 31, 2015, respectively.  These swaps will require Regal Cinemas to pay interest at fixed rates ranging from 1.35% to 1.82% and receive interest at a variable rate. The interest rate swaps are designated to hedge $300.0 million of variable rate debt obligations.

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

4. INCOME TAXES

The provision for income taxes of $25.0 million and $24.3 million for the quarters ended June 28, 2012 and June 30, 2011, respectively, reflect effective tax rates of approximately 40.2% and 41.1%, respectively. The provision for income taxes of $50.2 million and $10.0 million for the two quarters ended June 28, 2012 and June 30, 2011, respectively, reflect effective tax rates of approximately 37.5% and 47.4%, respectively. The decrease in the effective tax rate for the quarter ended June 28, 2012 is primarily attributable to the resolution of certain state and local tax matters during the quarter ended June 30, 2011. The decrease in the effective tax rate for the two quarters ended June 28, 2012 is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations during the two quarters ended June 28, 2012 and the resolution of certain state and local tax matters during the two quarters ended June 30, 2011.  The effective tax rates for the quarters and two quarters ended June 28, 2012 and June 30, 2011 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 28, 2012 and December 29, 2011 totaling $16.0 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

Exclusive of interest and penalties, gross unrecognized tax benefits associated with state tax positions decreased $4.7 million during the two quarters ended June 28, 2012 resulting from the expiration of statutes of limitations. Gross unrecognized tax benefits totaled $17.1 million and $21.8 million as of June 28, 2012 and December 29, 2011, respectively.

Accrued gross interest and penalties related to unrecognized tax benefits decreased $1.2 million during the two quarters ended June 28, 2012 resulting primarily from the expiration of statutes of limitations. Accrued gross interest and penalties related to unrecognized tax benefits totaled $2.4 million and $3.6 million as of June 28, 2012 and December 29, 2011, respectively.

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

As further described in Note 2—“Investments,” the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service (“IRS”) is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s initial public offering. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of June 28, 2012.

5. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 28, 2012, the Company’s authorized capital stock consisted of:

•                                          500,000,000 shares of Class A common stock, par value $0.001 per share;

•                                          200,000,000 shares of Class B common stock, par value $0.001 per share; and

•                                          50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol “RGC.” As of June 28, 2012, 131,725,779 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 28, 2012, all of which are beneficially owned by Anschutz Company (“Anschutz”). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 28, 2012. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2011 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 28, 2012.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As a result, 5,359,656 shares remain available for future issuance under the Incentive Plan as of June 28, 2012.

Stock Options

As of June 28, 2012, options to purchase a total of 124,819 shares of Class A common stock were outstanding under the Incentive Plan. There were no stock options granted during the quarters and two quarters ended June 28, 2012 and June 30, 2011 and no compensation expense related to stock options was recorded during the quarters and two quarters ended June 28, 2012 and June 30, 2011.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the two quarters ended June 28, 2012, the unaudited condensed consolidated statement of cash flows reflects approximately $0.5 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $2.2 million for the two quarters ended June 28, 2012. The actual income tax benefit realized from stock option exercises was approximately $0.8 million for the same period.  For the two quarters ended June 30, 2011, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the two quarters ended June 30, 2011. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the two quarters ended June 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	454,951	$8.69	0.85
Granted during the period	—	—
Exercised during the period	(316,558)	6.83
Forfeited during the period	(13,574)	8.08
Outstanding options at end of period	124,819	13.48	1.57
Exercisable options at end of period	124,819	13.48	1.57

Restricted Stock

The Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction.  During the two quarters ended June 28, 2012, 332,440 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of the Company’s Class A common stock on the date of the grants was $12.30 and $13.10 per share. The Company assumed forfeiture rates ranging from 0% to 4% for the restricted stock awards.

During the two quarters ended June 28, 2012, the Company withheld approximately 132,940 shares of restricted stock at an aggregate cost of approximately $1.7 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 431,600 restricted stock awards.  In addition, during the two quarters ended June 28, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012. These awards are scheduled to fully vest on January 14, 2013, the one year anniversary of the calculation date.

During the quarters ended June 28, 2012 and June 30, 2011, the Company recognized approximately $1.1 million of share-based compensation expense related to restricted share grants.  During the two quarters ended June 28, 2012 and June 30, 2011, the Company recognized approximately $2.3 million of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of “General and administrative expenses.” The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 28, 2012, we have unrecognized compensation expense of $8.8 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended June 28, 2012:

Unvested at beginning of period	950,318
Granted during the period	332,440
Vested during the period	(431,600)
Forfeited during the period	(14,762)
Conversion of performance shares during the period	360,489
Unvested at end of period	1,196,885

During the two quarters ended June 28, 2012, the Company paid two cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.5 million.  During the two quarters ended June 30, 2011, the Company paid two cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.4 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a “Performance Agreement”).  The original Performance Agreement covered performance share grants issued through the year ended December 31, 2009, as described in Note 9 to the 2011 Audited Consolidated Financial Statements (each, a “2006 Performance Agreement”).

In 2009, the Company adopted an amended and restated form of Performance Agreement (each, a “2009 Performance Agreement”).  On January 11, 2012, 326,072 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Performance Shares,” of our 2012 proxy statement, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 11, 2015 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement.  Such performance shares vest on January 11, 2016 (the fourth anniversary of their respective grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of this grant was $12.30 per share, which approximates the respective grant date fair value of the awards.  The Company assumed forfeiture rates ranging from 4% to 8% for the performance share grants.

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

During the quarters ended June 28, 2012 and June 30, 2011, the Company recognized approximately $1.2 million and $1.1 million, respectively, of share-based compensation expense related to performance share grants.  During the two quarters ended June 28, 2012 and June 30, 2011, the Company recognized approximately $2.3 million and $1.8 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of “General and administrative expenses.”  As of June 28, 2012, we have unrecognized compensation expense of $10.6 million associated with performance share units.  During the quarter ended March 29, 2012, 224,735 performance share awards were effectively cancelled.  These awards were scheduled to vest on January 16, 2012, the one year anniversary of the calculation date. As of the calculation date, which was January 16, 2011, threshold performance goals were not satisfied, and therefore, all 224,735 restricted shares under this performance grant were cancelled as of January 16, 2012.  During the quarter ended March 29, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 28, 2012:

Unvested at beginning of period	1,227,207
Granted (based on target) during the period	326,072
Cancelled/forfeited during the period	(248,175)
Conversion to restricted shares during the period	(360,489)
Unvested at end of period	944,615

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

In situations where management believes that a loss arising from such proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings (primarily landlord-tenant disputes) totaled approximately $2.7 million as of June 28, 2012. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

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

7. RELATED PARTY TRANSACTIONS

During the quarters and two quarters ended June 28, 2012 and June 30, 2011, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and two quarters ended June 28, 2012 and June 30, 2011, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended June 28, 2012 and June 30, 2011, the Company received approximately $0.2 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During the two quarters ended June 28, 2012 and June 30, 2011, the Company received approximately $0.3 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 2—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

8. EARNINGS PER SHARE

We compute earnings per share of Class A and Class B common stock using the two-class method.  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, restricted stock and performance shares, the assumed conversion of the 6 1/4% Convertible Senior Notes and the warrant issued in connection with the 6 1/4% Convertible Senior Notes. The dilutive effect of outstanding stock options, restricted shares, performance shares and the warrant issued in connection with the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended June 28, 2012		Quarter Ended June 30, 2011		Two Quarters Ended June 28, 2012		Two Quarters Ended June 30, 2011
	Class A	Class B	Class A	Class B	Class A	Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$31.5	$5.7	$29.4	$5.4	$70.7	$12.8	$9.5		$1.7
Denominator:
Weighted average common shares outstanding (in thousands)	130,457	23,709	129,857	23,709	130,363	23,709	129,852		23,709
Basic earnings per share	$0.24	$0.24	$0.23	$0.23	$0.54	$0.54	$0.07		$0.07
Numerator:
Allocation of undistributed earnings for basic computation	$31.5	$5.7	$29.4	$5.4	$70.7	$12.8	$9.5		$1.7
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5.7	—	5.4	—	12.8	—	1.7		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—		—
Interest expense on 6¼% Convertible Senior Notes	—	—	—	—	—	—	—	(1)	—
Allocation of undistributed earnings	$37.2	$5.7	$34.8	$5.4	$83.5	$12.8	$11.2		$1.7
Denominator:
Number of shares used in basic computation (in thousands)	130,457	23,709	129,857	23,709	130,363	23,709	129,852		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709		—
Stock options	11	—	154	—	40	—	156
Restricted stock and performance shares	623	—	723	—	666	—	817		—
Conversion of 6¼% Convertible Senior Notes	—	—	—	—	—	—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,800	23,709	154,443	23,709	154,778	23,709	154,534		23,709
Diluted earnings per share	$0.24	$0.24	$0.23	$0.23	$0.54	$0.54	$0.07		$0.07

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 28, 2012:

		Fair Value Measurements at June 28, 2012 Using
	Total Carrying Value at June 28, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available-for-sale(1)	$18.0	$18.0	$—	$—
Total assets at fair value	$18.0	$18.0	$—	$—
Liabilities:
Interest rate swaps(2)	$11.2	$—	$11.2	$—
Total liabilities at fair value	$11.2	$—	$11.2	$—

(1)                                  The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to “Other Non-Current Assets” with a corresponding entry to “Accumulated other comprehensive loss, net” on a quarterly basis.  During the two quarters ended June 28, 2012, the Company recorded an increase to its investment in RealD, Inc. of approximately $8.1 million and a corresponding entry ($4.9 million, net of tax) to “Accumulated other comprehensive loss, net.”

(2)                                  The fair value of the Company’s interest rate swaps described in Note 3—“Debt Obligations” is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of June 28, 2012, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(11.2) million, which was recorded as components of “Other Non-Current Liabilities” ($6.4 million) and “Accrued expenses” ($4.8 million) with a corresponding amount of $(6.8) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  As of December 29, 2011, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(15.0) million, which was recorded as components of “Other Non-Current Liabilities” ($4.5 million) and “Accrued expenses” ($10.5 million) with a corresponding amount of $(9.1) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters and two quarters ended June 28, 2012 and June 30,

2011 and accordingly, the net gain on the swaps of $2.3 million and $7.5 million, respectively, were reported as a component of other comprehensive income for the two quarters ended June 28, 2012 and June 30, 2011.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the two quarters ended June 28, 2012.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $2.2 million and $12.1 million for the two quarters ended June 28, 2012 and June 30, 2011, respectively.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters or two quarters ended June 28, 2012 and June 30, 2011.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 3—“Debt Obligations,” which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of June 28, 2012 and December 29, 2011. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes and the 8 5/8% Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of June 28, 2012 and December 29, 2011. The aggregate carrying values and fair values of long-term debt at June 28, 2012 and December 29, 2011 consist of the following:

	June 28, 2012	December 29, 2011
	(in millions)
Carrying value	$1,920.7	$1,926.0
Fair value	$2,007.9	$1,989.8

11. SUBSEQUENT EVENTS

On June 30, 2012, two of our interest rate swap agreements designated to hedge approximately $550.0 million of variable rate obligations matured.  These swaps required Regal Cinemas to pay interest at 2.53% and 2.22%, respectively, and receive interest of a variable rate.

On June 30, 2012, one interest rate swap agreement designated to hedge approximately $200.0 million of variable rate obligations became effective.  This swap will require Regal Cinemas to pay interest at 1.82% and receive interest at a variable rate.

On July 26, 2012, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 18, 2012, to stockholders of record on September 10, 2012.

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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated by the Commission, presents the condensed consolidating financial information separately for:

(i)            Regal, identified below as “REG Parent Company,” which is a guarantor of the 8 5/8% Senior Notes;

(ii)           Regal Cinemas, identified below as “RCC Parent Company,” which is the issuer of the 8 5/8% Senior Notes;

(iii)          The Subsidiary Guarantors, on a combined basis;

(iv)          The Subsidiary Non-Guarantors, on a combined basis, which are subsidiaries that are not guarantors of the 8 5/8% Senior Notes;

(v)           Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Regal, Regal Cinemas, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)          Regal and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$268.8	$57.0	$—	$325.8
Trade and other receivables, net	—	—	40.1	0.6	—	40.7
Other current assets	4.7	—	41.2	3.2	—	49.1
TOTAL CURRENT ASSETS	4.7	—	350.1	60.8	—	415.6
Property and equipment, net	20.9	—	1,443.3	36.2	(12.3)	1,488.1
Goodwill and other intangible assets	—	—	192.0	7.1	—	199.1
Deferred income tax asset	—	—	33.9	—	(23.9)	10.0
Other non-current assets	—	1,319.1	941.5	77.8	(2,144.9)	193.5
TOTAL ASSETS	$25.6	$1,319.1	$2,960.8	$181.9	$(2,181.1)	$2,306.3
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.9	$10.1	$—	$13.9	$(4.5)	$21.4
Accounts payable	0.2	—	149.9	6.8	—	156.9
Accrued expenses and other liabilities	18.6	24.4	127.8	4.2	(0.2)	174.8
TOTAL CURRENT LIABILITIES	20.7	34.5	277.7	24.9	(4.7)	353.1
Long-term debt, less current portion	542.2	1,376.5	—	—	—	1,918.7
Lease financing arrangements, less current portion	—	—	56.0	—	—	56.0
Capital lease obligations, less current portion	—	—	8.5	0.9	—	9.4
Deferred income tax liability	2.5	—	—	21.4	(23.9)	—
Other liabilities	0.8	—	484.8	25.8	—	511.4
TOTAL LIABILITIES	566.2	1,411.0	827.0	73.0	(28.6)	2,848.6
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(540.6)	(91.9)	2,135.7	108.7	(2,152.5)	(540.6)
Noncontrolling interest	—	—	(1.9)	0.2	—	(1.7)
TOTAL EQUITY (DEFICIT)	(540.6)	(91.9)	2,133.8	108.9	(2,152.5)	(542.3)
TOTAL LIABILITIES AND EQUITY	$25.6	$1,319.1	$2,960.8	$181.9	$(2,181.1)	$2,306.3

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$197.5	$55.5	$—	$253.0
Trade and other receivables, net	—	—	98.5	1.3	—	99.8
Other current assets	—	—	45.7	5.0	—	50.7
TOTAL CURRENT ASSETS	—	—	341.7	61.8	—	403.5
Property and equipment, net	21.2	—	1,501.0	38.4	(12.4)	1,548.2
Goodwill and other intangible assets	—	—	192.5	7.1	—	199.6
Deferred income tax asset	2.2	—	38.0	—	(22.9)	17.3
Other non-current assets	—	1,307.8	859.0	75.0	(2,069.1)	172.7
TOTAL ASSETS	$23.4	$1,307.8	$2,932.2	$182.3	$(2,104.4)	$2,341.3
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$1.9	$10.1	$—	$13.4	$(4.8)	$20.6
Accounts payable	0.3	—	164.0	10.2	—	174.5
Accrued expenses and other liabilities	47.6	28.4	154.6	4.2	(29.2)	205.6
TOTAL CURRENT LIABILITIES	49.8	38.5	318.6	27.8	(34.0)	400.7
Long-term debt, less current portion	543.9	1,381.1	—	—	—	1,925.0
Lease financing arrangements, less current portion	—	—	59.6	—	—	59.6
Capital lease obligations, less current portion	—	—	10.0	1.1	—	11.1
Deferred income tax liability	—	—	—	22.9	(22.9)	—
Other liabilities	0.6	—	490.9	25.9	—	517.4
TOTAL LIABILITIES	594.3	1,419.6	879.1	77.7	(56.9)	2,913.8
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(570.9)	(111.8)	2,054.9	104.4	(2,047.5)	(570.9)
Noncontrolling interest	—	—	(1.8)	0.2	—	(1.6)
TOTAL EQUITY (DEFICIT)	(570.9)	(111.8)	2,053.1	104.6	(2,047.5)	(572.5)
TOTAL LIABILITIES AND EQUITY	$23.4	$1,307.8	$2,932.2	$182.3	$(2,104.4)	$2,341.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED JUNE 28, 2012

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$666.2	$58.6	$(1.5)	$723.3
OPERATING EXPENSES:
Film rental and advertising costs	—	—	244.7	20.6	—	265.3
Cost of concessions	—	—	23.4	2.6	—	26.0
Rent expense	—	—	86.5	9.5	(0.7)	95.3
Other operating expenses	—	—	167.0	17.0	—	184.0
General and administrative expenses	0.2	—	16.5	1.8	(1.7)	16.8
Depreciation and amortization	0.2	—	42.9	2.6	—	45.7
Net loss on disposal and impairment of operating assets and other	—	—	2.2	0.3	—	2.5
TOTAL OPERATING EXPENSES	0.4	—	583.2	54.4	(2.4)	635.6
INCOME (LOSS) FROM OPERATIONS	(0.4)	—	83.0	4.2	0.9	87.7
OTHER EXPENSE (INCOME):
Interest expense, net	12.2	20.8	1.4	0.1	—	34.5
Earnings recognized from NCM	—	—	(0.6)	—	—	(0.6)
Other, net	(45.1)	(56.4)	(22.4)	—	115.5	(8.4)
TOTAL OTHER EXPENSE (INCOME), NET	(32.9)	(35.6)	(21.6)	0.1	115.5	25.5
INCOME BEFORE INCOME TAXES	32.5	35.6	104.6	4.1	(114.6)	62.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.7)	(8.3)	36.3	1.7	—	25.0
NET INCOME	37.2	43.9	68.3	2.4	(114.6)	37.2
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$37.2	$43.9	$68.3	$2.4	$(114.6)	$37.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

QUARTER ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$692.1	$62.8	$(1.6)	$753.3
OPERATING EXPENSES:
Film rental and advertising costs	—	—	250.9	22.2	—	273.1
Cost of concessions	—	—	24.5	2.8	—	27.3
Rent expense	—	—	87.9	9.6	(0.7)	96.8
Other operating expenses	—	—	171.9	18.1	—	190.0
General and administrative expenses	0.1	—	15.6	1.9	(1.6)	16.0
Depreciation and amortization	0.2	—	46.8	2.8	—	49.8
Net loss on disposal and impairment of operating assets	—	—	3.3	0.1	—	3.4
TOTAL OPERATING EXPENSES	0.3	—	600.9	57.5	(2.3)	656.4
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	91.2	5.3	0.7	96.9
OTHER EXPENSE (INCOME):
Interest expense, net	12.3	23.8	1.4	0.1	—	37.6
Earnings recognized from NCM	—	—	(3.6)	—	—	(3.6)
Other, net	(42.3)	(55.8)	(14.8)	—	116.7	3.8
TOTAL OTHER EXPENSE (INCOME), NET	(30.0)	(32.0)	(17.0)	0.1	116.7	37.8
INCOME BEFORE INCOME TAXES	29.7	32.0	108.2	5.2	(116.0)	59.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.7)	(9.4)	36.3	2.1	—	24.3
NET INCOME	34.4	41.4	71.9	3.1	(116.0)	34.8
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$34.4	$41.4	$71.9	$3.1	$(116.0)	$34.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

TWO QUARTERS ENDED JUNE 28, 2012

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,297.3	$113.9	$(3.0)	$1,408.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	463.2	38.9	—	502.1
Cost of concessions	—	—	44.7	5.0	—	49.7
Rent expense	—	—	171.8	19.0	(1.4)	189.4
Other operating expenses	—	—	327.4	33.4	—	360.8
General and administrative expenses	0.3	—	32.0	3.5	(3.2)	32.6
Depreciation and amortization	0.3	—	87.1	5.2	—	92.6
Net loss on disposal and impairment of operating assets	—	—	2.2	0.3	—	2.5
TOTAL OPERATING EXPENSES	0.6	—	1,128.4	105.3	(4.6)	1,229.7
INCOME (LOSS) FROM OPERATIONS	(0.6)	—	168.9	8.6	1.6	178.5
OTHER EXPENSE (INCOME):
Interest expense, net	24.5	43.0	2.7	0.3	—	70.5
Earnings recognized from NCM	—	—	(14.4)	—	—	(14.4)
Other, net	(99.3)	(123.2)	(50.4)	—	261.6	(11.3)
TOTAL OTHER EXPENSE (INCOME), NET	(74.8)	(80.2)	(62.1)	0.3	261.6	44.8
INCOME BEFORE INCOME TAXES	74.2	80.2	231.0	8.3	(260.0)	133.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9.3)	(17.2)	73.4	3.3	—	50.2
NET INCOME	83.5	97.4	157.6	5.0	(260.0)	83.5
NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$83.5	$97.4	$157.6	$5.0	$(260.0)	$83.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

TWO QUARTERS ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,218.6	$108.5	$(2.9)	$1,324.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	432.2	37.1	—	469.3
Cost of concessions	—	—	43.0	4.8	—	47.8
Rent expense	—	—	173.1	18.8	(1.4)	190.5
Other operating expenses	—	—	330.5	34.8	—	365.3
General and administrative expenses	0.2	—	32.2	3.3	(2.9)	32.8
Depreciation and amortization	0.3	—	95.5	6.0	—	101.8
Net loss on disposal and impairment of operating assets	—	—	10.0	0.1	—	10.1
TOTAL OPERATING EXPENSES	0.5	—	1,116.5	104.9	(4.3)	1,217.6
INCOME (LOSS) FROM OPERATIONS	(0.5)	—	102.1	3.6	1.4	106.6
OTHER EXPENSE (INCOME):
Interest expense, net	24.4	49.1	2.8	0.3	—	76.6
Earnings recognized from NCM	—	—	(17.2)	—	—	(17.2)
Other, net	(26.5)	(46.4)	(27.6)	—	126.6	26.1
TOTAL OTHER EXPENSE (INCOME), NET	(2.1)	2.7	(42.0)	0.3	126.6	85.5
INCOME (LOSS) BEFORE INCOME TAXES	1.6	(2.7)	144.1	3.3	(125.2)	21.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9.3)	(27.6)	45.4	1.5	—	10.0
NET INCOME	10.9	24.9	98.7	1.8	(125.2)	11.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$10.9	$24.9	$98.8	$1.8	$(125.2)	$11.2

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

QUARTER ENDED JUNE 28, 2012

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$37.2	$43.9	$68.3	$2.4	$(114.6)	$37.2
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	1.0	1.0	—	—	(1.0)	1.0
Change in fair value of available for sale securities	1.2	1.2	1.2	—	(2.4)	1.2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2.2	2.2	1.2	—	(3.4)	2.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	39.4	46.1	69.5	2.4	(118.0)	39.4
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$39.4	$46.1	$69.5	$2.4	$(118.0)	$39.4

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
QUARTER ENDED JUNE 30, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$34.4	$41.4	$71.9	$3.1	$(116.0)	$34.8
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	2.1	2.1	—	—	(2.1)	2.1
Change in fair value of available for sale securities	(2.9)	(2.9)	(2.9)	—	5.8	(2.9)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(0.8)	(0.8)	(2.9)	—	3.7	(0.8)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	33.6	40.6	69.0	3.1	(112.3)	34.0
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$33.6	$40.6	$69.0	$3.1	$(112.3)	$34.0

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

TWO QUARTERS ENDED JUNE 28, 2012

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$83.5	$97.4	$157.6	$5.0	$(260.0)	$83.5
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	2.3	2.3	—	—	(2.3)	2.3
Change in fair value of available for sale securities	4.9	4.9	4.9	—	(9.8)	4.9
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	7.2	7.2	4.9	—	(12.1)	7.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	90.7	104.6	162.5	5.0	(272.1)	90.7
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$90.7	$104.6	$162.5	$5.0	$(272.1)	$90.7

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

TWO QUARTERS ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$10.9	$24.9	$98.7	$1.8	$(125.2)	$11.1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	7.5	7.5	—	—	(7.5)	7.5
Change in fair value of available for sale securities	(2.0)	(2.0)	(2.0)	—	4.0	(2.0)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5.5	5.5	(2.0)	—	(3.5)	5.5
TOTAL COMPREHENSIVE INCOME, NET OF TAX	16.4	30.4	96.7	1.8	(128.7)	16.6
Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO REGAL ENTERTAINMENT GROUP	$16.4	$30.4	$96.8	$1.8	$(128.7)	$16.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
TWO QUARTERS ENDED JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(22.7)	$—	$207.0	$4.6	$—	$188.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(32.2)	(3.1)	—	(35.3)
Proceeds from disposition of assets	—	—	1.0	—	—	1.0
Investment in DCIP and other	—	—	(5.7)	—	—	(5.7)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(36.9)	(3.1)		(40.0)
Cash Flows from Financing Activities:
Cash used to pay dividends	(66.6)	—	—	—	—	(66.6)
Cash received (paid) to/from REG Parent Company	89.2	(89.2)	—	—	—	—
Cash received (paid) to/from subsidiary	—	89.2	(89.2)	—	—	—
Payments on long-term obligations	(0.9)	—	(9.6)	—	—	(10.5)
Proceeds from stock option exercises and other	2.7	—	—	—	—	2.7
Cash used to purchase treasury shares	(1.7)	—	—	—	—	(1.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22.7	—	(98.8)	—	—	(76.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	71.3	1.5	—	72.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	197.5	55.5	—	253.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$268.8	$57.0	$—	$325.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

TWO QUARTERS ENDED JUNE 30, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14.3)	$—	$193.9	$3.0	$—	$182.6
Cash Flows from Investing Activities:
Capital expenditures	—	—	(37.8)	(2.3)	—	(40.1)
Proceeds from disposition of assets	—	—	12.8	0.1	—	12.9
Investment in DCIP and other	—	—	(32.4)	—	—	(32.4)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(57.4)	(2.2)	—	(59.6)
Cash Flows from Financing Activities:
Cash used to pay dividends	(64.9)	—	—	—	—	(64.9)
Cash received (paid) to/from REG Parent Company	(101.4)	101.4	—	—	—	—
Cash received (paid) to/from subsidiary	—	(101.4)	101.4	—	—	—
Payments on long-term obligations	(0.8)	—	(1,252.7)	—	—	(1,253.5)
Cash used to purchase treasury shares	(1.2)	—	—	—	—	(1.2)
Proceeds from Amended Senior Credit Facility	—	—	1,006.0	—	—	1,006.0
Proceeds from issuance of Regal Entertainment Group 9 1/3% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6 1/4% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Payment of debt acquisition costs and other	(4.0)	—	(1.8)	—	—	(5.8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.3	—	(147.1)	—	—	(132.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(10.6)	0.8	—	(9.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	152.5	52.8	—	205.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$141.9	$53.6	$—	$195.5

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,552 screens in 519 theatres in 37 states and the District of Columbia as of June 28, 2012. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of June 28, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

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

During the two quarters ended June 28, 2012 (“Fiscal 2012 Period”), we continued to make progress with respect to the following strategic initiatives:

•              We demonstrated our commitment to providing incremental value to our stockholders.  Total cash dividends distributed to our stockholders during the Fiscal 2012 Period totaled approximately $66.6 million.

•              We continued to actively manage our asset base by closing 8 underperforming theatres with 62 screens, ending the Fiscal 2012 Period with 519 theatres and 6,552 screens.

•              We continued to embrace innovative concepts to deliver a premium movie-going experience for our customers on three complementary fronts:

Our IMAX® footprint consisted of a total of 68 IMAX® screens as of June 28, 2012. We believe that expanding our IMAX® footprint will continue to have a positive impact on our operating results and to that end, we expect to expand our IMAX® footprint to between 70 to 75 auditoriums by the end of 2012. During the Fiscal 2012 Period, we added our proprietary large screen format known as “Regal Premium Experience” (“RPXSM”) to ten auditoriums, bringing our total to 27 RPXSM screens as of June 28, 2012.  We have been encouraged by the results of RPXSM screens and expect to expand our RPXSM footprint to between 30 and 35 auditoriums by the end of 2012. We believe the installation of IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium movies and all-digital large format experiences that generate incremental revenue and cash flows for the Company.

Second, to continually address consumer trends and customer preferences, we have expanded our menu of food and beverage products to include hot made-to-order meals, customizable coffee, healthy snacks, alcohol and other specialty products in select theatres. To that end, during the Fiscal 2012 Period, we offered expanded food items in 42 theatres and also offered beer and wine in other locations. We expect to offer expanded food items in approximately 40 to 50 additional theatres during the second half of 2012. We believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres.

Third, we continued our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. For example, during the Fiscal 2012 Period, we launched a new mobile application designed to give customers quick access to box office information via their Apple iPhone® or AndroidTM phone. The application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process.  Additionally, the application will help customers stay up-to-date on the latest coupons, sweepstakes, and Regal Crown Club® loyalty program promotions.

•                                          Finally, we continue to believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films’ fiscal 2012 period highlights include the theatrical and DVD release of The Grey and the DVD release of Killer Elite.  Open Road Films expects to distribute a total of approximately six to eight films during fiscal 2012 and eventually distribute approximately eight to ten films per year. As of June 28, 2012, our cumulative cash investment in Open Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2012 were estimated to have decreased by approximately three percent in comparison to the second quarter of 2011.  The industry’s box office results for the second quarter of 2012 were negatively impacted by difficult comparisons generated from strong attendance experienced in the second quarter of 2011, but benefited from the success of premium format pictures released during the second quarter of 2012, most notably, The Avengers.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended June 28, 2012 (“Q2 2012 Period”), the quarter ended June 30, 2011 (“Q2 2011 Period”), the Fiscal 2012 Period and the two quarters ended June 30, 2011 (“Fiscal 2011 Period”) (dollars in millions, except average ticket prices and average concessions per patron):

	Q2 2012 Period			Q2 2011 Period			Fiscal 2012 Period			Fiscal 2011 Period
	$	% of Revenue		$	% of Revenue		$	% of Revenue		$	% of Revenue
Revenues:
Admissions	$494.7	68.4%		$519.3	68.9%		$968.8	68.8%		$913.7	69.0%
Concessions	192.6	26.6		200.2	26.6		372.6	26.5		351.5	26.5
Other operating revenues	36.0	5.0		33.8	4.5		66.8	4.7		59.0	4.5
Total revenues	723.3	100.0		753.3	100.0		1,408.2	100.0		1,324.2	100.0
Operating expenses:
Film rental and advertising costs(1)	265.3	53.6		273.1	52.6		502.1	51.8		469.3	51.4
Cost of concessions(2)	26.0	13.5		27.3	13.6		49.7	13.3		47.8	13.6
Rent expense(3)	95.3	13.2		96.8	12.9		189.4	13.4		190.5	14.4
Other operating expenses(3)	184.0	25.4		190.0	25.2		360.8	25.6		365.3	27.6
General and administrative expenses (including share-based compensation expense of $2.3 and $2.2 for the Q2 2012 Period and the Q2 2011 Period, respectively, and $4.6 and $4.1 for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively)(3)	16.8	2.3		16.0	2.1		32.6	2.3		32.8	2.5
Depreciation and amortization(3)	45.7	6.3		49.8	6.6		92.6	6.6		101.8	7.7
Net loss on disposal and impairment of operating assets(3)	2.5	0.3		3.4	0.5		2.5	0.2		10.1	0.8
Total operating expenses(3)	635.6	87.9		656.4	87.1		1,229.7	87.3		1,217.6	91.9
Income from operations(3)	87.7	12.1		96.9	12.9		178.5	12.7		106.6	8.1
Interest expense, net(3)	34.5	4.8		37.6	5.0		70.5	5.0		76.6	5.8
Loss on extinguishment of debt(3)	—	—		—	—		—	—		21.9	1.7
Earnings recognized from NCM(3)	(0.6)	0.1		(3.6)	0.5		(14.4)	1.0		(17.2)	1.3
Provision for income taxes(3)	25.0	3.5		24.3	3.2		50.2	3.6		10.0	0.8
Net income attributable to controlling interest(3)	$37.2	5.1%		$34.8	4.6%		$83.5	5.9%		$11.2	0.8%
Attendance (in thousands)	54,297		*	59,342		*	108,018		*	105,608		*
Average ticket price(4)	$9.11		*	$8.75		*	$8.97		*	$8.65		*
Average concessions per patron(5)	$3.55		*	$3.37		*	$3.45		*	$3.33		*

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

Admissions

During the Q2 2012 Period, total admissions revenues decreased $24.6 million, or 4.7%, to $494.7 million, from $519.3 million in the Q2 2011 Period.  An 8.5% decrease in attendance, partially offset by a 4.1% increase in average ticket prices, led to the decrease in the Q2 2012 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q2 2012 Period in comparison to that of the Q2 2011 Period was negatively impacted by difficult comparisons generated from strong attendance experienced in the Q2 2011 Period, but benefited from commercial success of The Avengers released during the Q2 2012 Period.  For the Q2 2012 Period, the 4.1% average ticket price increase was due to the success of premium-priced films exhibited during the period and from selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).  Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was in line with the industry’s per screen results for the Q2 2012 Period as compared to the Q2 2011 Period.

Total admissions revenues increased $55.1 million during the Fiscal 2012 Period, or 6.0%, to $968.8 million, from $913.7 million in the Fiscal 2011 Period primarily due to a 2.3% increase in attendance coupled with a 3.7% increase in average ticket prices.  The Fiscal 2012 Period increase in attendance was primarily attributable to strong attendance from premium format pictures during the period, including The Avengers and The Hunger Games, and the commercial appeal of the other top tier films exhibited during the Fiscal 2012 Period as compared to that of the Fiscal 2011 Period. The primary driver of the increase in our Fiscal 2012 Period average ticket price was an increase in the percentage of our admissions revenues generated by premium-priced films exhibited during the period, coupled with price increases identified during our ongoing periodic pricing reviews.

Concessions

Total concessions revenues decreased $7.6 million, or 3.8%, to $192.6 million during the Q2 2012 Period, from $200.2 million for the Q2 2011 Period.  During the Fiscal 2012 Period, total concessions revenues increased $21.1 million, or 6.0%, to $372.6 million, from $351.5 million in the Fiscal 2011 Period.  Average concessions revenues per patron during the Q2 2012 Period increased 5.3%, to $3.55, from $3.37 for the Q2 2011 Period and increased 3.6%, to $3.45 during the Fiscal 2012 Period, from $3.33 in the Fiscal 2011 Period. The decrease in total concessions revenues during the Q2 2012 Period was attributable to the aforementioned decline in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in total concessions revenues during the Fiscal 2012 Period was attributable to the aforementioned increase in attendance during the period coupled with an increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q2 2012 Period and the Fiscal 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the Q2 2012 Period and the Fiscal 2012 Period.

Other Operating Revenues

During the Q2 2012 Period, other operating revenues increased $2.2 million, or 6.5%, to $36.0 million, from $33.8 million in the Q2 2011 Period. Other operating revenues increased $7.8 million, or 13.2%, to $66.8 million during the Fiscal 2012 Period, from $59.0 million for the Fiscal 2011 Period.   Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Q2 2012 Period and the Fiscal 2012 Period was primarily driven by increases in theatre access fees, incremental revenues from our vendor marketing programs and other theatre revenues, partially offset by a slight decline in advance ticketing revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 53.6% during the Q2 2012 Period from 52.6% in the Q2 2011 Period and for the Fiscal 2012 Period, increased to 51.8% from 51.4% in the Fiscal 2011 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q2 2012 Period was primarily attributable to higher film costs associated with the success of The Avengers and other top tier films exhibited during the Q2 2012 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2012 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Fiscal 2012 Period.

Cost of Concessions

During the Q2 2012 Period, cost of concessions decreased $1.3 million, or 4.8%, to $26.0 million as compared to $27.3 million during the Q2 2011 Period.  Cost of concessions increased $1.9 million, or 4.0%, to $49.7 million during the Fiscal 2012 Period, from $47.8 million in the Fiscal 2011 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2012 Period was approximately 13.5%, compared to 13.6% during the Q2 2011 Period.  For the Fiscal 2012 Period, cost of concessions as a percentage of concession revenues was approximately 13.3% compared to 13.6% for the Fiscal 2011 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2012 Period and the Fiscal 2012 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during such periods, partially offset by slightly higher raw material costs for certain items.

Rent Expense

Rent expense decreased $1.5 million, or 1.5%, to $95.3 million in the Q2 2012 Period, from $96.8 million in the Q2 2011 Period.  During the Fiscal 2012 Period, rent expense totaled $189.4 million, a decrease of $1.1 million, or 0.6% from the Fiscal 2011 Period. The decrease in rent expense during the Q2 2012 Period was primarily related to lower contingent rent associated with decreased admissions and concessions revenues during the period and the reduction in our screen count subsequent to the end of the Q2 2011 Period.  The decrease in rent expense during the Fiscal 2012 Period was primarily attributable to the reduction in our screen count subsequent to the end of the Q2 2011 Period, partially offset by higher contingent rent during the Fiscal 2012 Period.

Other Operating Expenses

Other operating expenses decreased $6.0 million, or 3.2%, to $184.0 million in the Q2 2012 Period, from $190.0 million in the Q2 2011 Period.  During the Fiscal 2012 Period, other operating expenses decreased $4.5 million, or 1.2%, to $360.8 million, from $365.3 million in the Fiscal 2011 Period.  The decrease in other operating expenses during the Q2 2012 Period and the Fiscal 2012 Period was attributable to a reduction in theatre level payroll, certain non-rent occupancy costs, partially offset by an increase in costs associated with higher premium-priced film revenues.

General and Administrative Expenses

For the Q2 2012 Period, general and administrative expenses increased $0.8 million, or 5.0%, to $16.8 million as compared to $16.0 million in the Q2 2011 Period. General and administrative expenses decreased $0.2 million, or 0.6%, to $32.6 million during the Fiscal 2012 Period, from $32.8 million in the Fiscal 2011 Period. The increase in general and administrative expenses during the Q2 2012 Period was primarily attributable to increases in professional service fees and other corporate expenses during the period.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.1 million, or 8.2%, to $45.7 million for the Q2 2012 Period, from $49.8 million in the Q2 2011 Period. During the Fiscal 2012 Period, depreciation and amortization expense decreased $9.2 million, or 9.0%, to $92.6 million, from $101.8 million in the Fiscal 2011 Period.  The decrease in depreciation and amortization expense during the Q2 2012 Period and the Fiscal 2012 Period as compared to the Q2 2011 Period and the Fiscal 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems and lower depreciation associated with the reduction in our screen count subsequent to the end of the Q2 2011 Period

Income from Operations

During the Q2 2012 Period, income from operations decreased $9.2 million, or 9.5%, to $87.7 million, from $96.9 million in the Q2 2011 Period.  Income from operations increased $71.9 million, or 67.4%, to $178.5 million during the Fiscal 2012 Period, from $106.6 million in the Fiscal 2011 Period.  The decrease in income from operations during the Q2 2012 Period as compared to the Q2 2011 Period was primarily attributable to the decline in total revenues, partially offset by reductions in certain variable operating expense line items described above.  The increase in income from operations during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to the increase in total revenues and a $7.6 million lower loss on disposal and impairment of operating assets, partially offset by increases in certain Fiscal 2012 Period variable operating expense line items described above.

Interest Expense, net

Net interest expense totaled $34.5 million for the Q2 2012 Period, which represents a decrease of $3.1 million, or 8.2%, from the Q2 2011 Period.  During the Fiscal 2012 Period, net interest expense decreased $6.1 million, or 8.0%, to $70.5 million, from $76.6 million in the Fiscal 2011 Period. The decrease in net interest expense during the Q2 2012 Period and the Fiscal 2012 Period was principally due to a lower effective interest rate on our Term Facility as a result of a change in our interest rate swap portfolio during fiscal 2011, lower non-cash interest expense and a reduction in interest expense resulting from the repurchases of our 6¼% Convertible Senior Notes during the quarter ended March 31, 2011.

Earnings Recognized from NCM

Earnings recognized from NCM decreased $3.0 million to $0.6 million in the Q2 2012 Period, from $3.6 million in the Q2 2011 Period.  Earnings recognized from NCM decreased $2.8 million, or 16.3%, to $14.4 million in the Fiscal 2012 Period, from $17.2 million in the Fiscal 2011 Period.  The Company received $0.6 million and $2.5 million, respectively, in cash distributions from National CineMedia during the Q2 2012 Period and Q2 2011 Period. Approximately $0.1 million and $0.4 million, respectively, of these cash distributions received during the Q2 2012 Period and the Q2 2011 Period were recognized as a reduction in our investment in National CineMedia. The Company received $17.7 million and $18.9 million, respectively, in cash distributions from National CineMedia (including payments received of $8.5 million and $6.8 million, respectively, under the tax receivable agreement described more fully in Note 4 to the 2011 Audited Consolidated Financial Statements) during the Fiscal 2012 Period and Fiscal 2011 Period. Approximately $3.5 million and $3.3 million, respectively, of these cash distributions received during the Fiscal 2012 Period and the Fiscal 2011 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity income during each of these periods and have been included as a component of “Earnings recognized from NCM” in the accompanying unaudited condensed consolidated financial statements.

Income Taxes

The provision for income taxes of $25.0 million and $24.3 million for the Q2 2012 Period and the Q2 2011 Period, respectively, reflect effective tax rates of approximately 40.2% and 41.1%, respectively.  The provision for income taxes of $50.2 million and $10.0 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively, reflect effective tax rates of approximately 37.5% and 47.4%, respectively. The decrease in the effective tax rate for the Q2 2012 Period compared to the Q2 2011 Period was primarily attributable to the resolution of certain state and local tax matters during the Q2 2011 Period. The decrease in the effective tax rate for the Fiscal 2012 Period was primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations during the Fiscal 2012 Period and the resolution of certain state and local tax matters during the Fiscal 2011 Period. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q2 2012 Period, net income attributable to controlling interest totaled $37.2 million, which represents an increase of $2.4 million, from net income attributable to controlling interest of $34.8 million in the Q2 2011 Period.  Net income attributable to controlling interest for the Fiscal 2012 Period was $83.5 million, which represents an increase of $72.3 million, from net income attributable to controlling interest of $11.2 million during the Fiscal 2011 Period.   The increase in net income attributable to controlling interest for the Q2 2012 Period was primarily attributable to incremental equity earnings generated by our investments in Open Road Films and DCIP during the Q2 2012 Period (included in “Other, net”) and lower interest expense, partially offset by a decrease in operating income during the Q2 2012 Period and lower earnings recognized from National CineMedia as described above.   The increase in net income attributable to controlling interest for the Fiscal 2012 Period was primarily attributable to an increase in operating income as described above, the Fiscal 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility, incremental income from the Company’s equity method investments during the Fiscal 2012 Period and lower interest expense, partially offset by lower earnings recognized from National CineMedia during the Fiscal 2012 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, potential acquisitions, general corporate purposes related to corporate operations, debt service and the Company’s quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal’s ability to effect future debt or dividend payments, pay corporate expenses or redeem, repurchase or retire for cash its 9 1/8% Senior Notes. In addition, as described further below, the Indenture under which the 9 1/8% Senior Notes are issued limits the Company’s (and its restricted subsidiaries’) ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries (or the Company), or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

As further described in Note 2—“Investments,” the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The IRS is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of June 28, 2012.

Net cash flows provided by operating activities totaled approximately $188.9 million and $182.6 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $6.3 million increase in net cash flows generated by operating activities for the Fiscal 2012 Period as compared to the Fiscal 2011 Period was caused by a $19.1 million increase in net income excluding non-cash items partially offset by a negative fluctuation in working capital activity of approximately $12.8 million. Working capital activity was primarily impacted by negative fluctuations in accounts payable activity (primarily film rental liabilities) and income taxes payable, partially offset by positive fluctuations in trade and other receivables during the Fiscal 2012 Period as compared to the Fiscal 2011 Period.  The negative fluctuation in accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theaters during the latter part of the Fiscal 2012 Period.

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

We maintain an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark.  During the two quarters ended June 28, 2012, the Company effected equity contributions of approximately $5.6 million to DCIP, and expects to make additional equity contributions in the future.  DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the Master Lease, the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the two quarters ended June 28, 2012 and June 30, 2011, the Company incurred total rent of approximately $5.9 million and $3.0 million, respectively, associated with the leased digital projection systems.  As of June 28, 2012, we operated 5,888 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013.

During the year ended December 29, 2011, we completed our deployment of 3D compatible digital projection systems across our circuit.  We believe the installation of 3D digital projection systems and IMAX® theatres systems and the conversion of existing auditoriums to RPXSM auditoriums allow us to offer our patrons premium 3D movies and large all-digital format experiences that generate incremental revenue and cash flows for the Company.

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

The credit crisis of late 2008 and early 2009 negatively impacted real estate development and caused a temporary slowdown in our building program in fiscal 2010 and 2011. We currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to return to more normalized levels and in the range of approximately $95.0 million to $110.0 million in fiscal year 2012, exclusive of acquisitions.

As described more fully in Note 2—“Investments,” during the Fiscal 2012 Period, we received from National CineMedia approximately 0.1 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.8% interest in NCM, Inc. as of June 28, 2012.

During the fiscal 2011, we announced the creation of Open Road Films. We continue to believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films expects to eventually distribute approximately eight to ten films per year.  As of June 28, 2012, we have invested $20.0 million in cash contributions in Open Road Films and ultimately expect to invest up to $30.0 million in this new joint venture. We account for our investment in Open Road Films using the equity method of accounting.

Net cash flows used in investing activities totaled approximately $40.0 million and $59.6 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $19.6 million decrease in cash flows used in investing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was primarily attributable to a $26.7 million decrease in cash contributions to our various investments in non-consolidated entities during the Fiscal 2012 Period as compared to the Fiscal 2011 Period, partially offset by a $7.1 million increase in net capital expenditures during the Fiscal 2012 Period.

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

As of June 28, 2012, we had approximately $993.4 million aggregate principal amount outstanding under the New Term Loans, $534.1 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes and $393.2 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes. As of June 28, 2012, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

As of June 28, 2012, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On July 26, 2012, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 18, 2012, to stockholders of record on September 10, 2012. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $76.1 million and $132.8 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $56.7 million decrease in cash flows used in financing activities during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to a decrease in net payments on long-term debt obligations of $237.0 million, the impact of $74.7 million of cash used to redeem our 6¼% Convertible Senior Notes during the Fiscal 2011 Period and the impact of cash used for debt acquisition costs during the Fiscal 2011 Period, partially offset by the impact of receiving $261.3 million in gross proceeds from the issuance of our 9 1/8% Senior Notes in the Fiscal 2011 Period.

On June 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR (Registration No. 333-182383-01).  This registration statement enables us to offer to sell, from time to time, debt securities, Class A common stock, preferred stock, warrants, depositary shares, purchase contracts or units.  The shelf registration statement will also permit our subsidiary, Regal Cinemas, to offer to sell, from time to time, debt securities, that may be guaranteed by us.  Pursuant to the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue or guarantee securities under this registration statement.  As of June 28, 2012, we have not issued any securities under this automatic shelf registration statement.

EBITDA

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) was approximately $142.4 million and $146.5 million for the Q2 2012 Period and the Q2 2011 Period, respectively, and $296.8 million and $199.6 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The decrease in EBITDA for the Q2 2012 Period as compared to the Q2 2011 Period was primarily attributable to a decrease in operating income, lower earnings recognized from National CineMedia, partially offset by incremental equity income generated by our investments in Open Road Films and DCIP during the Q2 2012 Period.  The increase in EBITDA for the Fiscal 2012 Period was primarily attributable to an increase in operating income for the Fiscal 2012 Period as compared to the Fiscal 2011 Period, the impact of the $21.9 million ($13.6 million after related tax effects) loss on debt extinguishment recorded during the Fiscal 2011 Period, and incremental income from the Company’s equity method investments during the Fiscal 2012 Period, partially offset by lower earnings recognized from National CineMedia during the Fiscal 2012 Period.

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

	Q2 2012 Period	Q2 2011 Period	Fiscal 2012 Period	Fiscal 2011 Period
EBITDA	$142.4	$146.5	$296.8	$199.6
Interest expense, net	(34.5)	(37.6)	(70.5)	(76.6)
Provision for income taxes	(25.0)	(24.3)	(50.2)	(10.0)
Deferred income taxes	1.7	23.4	9.4	10.5
Changes in operating assets and liabilities	(12.0)	22.0	(0.3)	12.5
Loss on extinguishment of debt	—	—	—	21.9
Other items, net	(1.2)	10.4	3.7	24.7
Net cash provided by operating activities	$71.4	$140.4	$188.9	$182.6

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 29, 2011, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of June 28, 2012, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $550.0 million of variable rate debt obligations as of June 28, 2012) described in Note 3 —“Debt Obligations,” Regal Cinemas pays interest at various fixed rates ranging from 2.22% to 2.53% and receives interest at a variable rate based on the 3-month LIBOR.

As of June 28, 2012 and December 29, 2011, borrowings of $993.4 million and $998.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 4.41% (as of June 28, 2012) and 4.96% (as of December 29, 2011), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of June 28, 2012, would increase or decrease interest expense by $1.1 million for the quarter ended March 29, 2012.

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

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 28, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 28, 2012, our disclosure controls and procedures were effective.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	2002 Stock Incentive Plan of the Company, as amended (incorporated herein by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on April 20, 2012).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 28, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 7, 2012	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2002 Stock Incentive Plan of the Company, as amended (incorporated herein by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on April 20, 2012).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101

Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 28, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.