Form 10-K
period 2012-12-27
REGAL ENTERTAINMENT GROUP
filed 2013-02-25
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2012
Commission file number: 001-31315
____________________________________________________________________________
Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (I. R. S. Employer Identification Number)
7132 Regal Lane Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)
Registrant's Telephone Number, Including Area Code:    865/922-1123
____________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2012, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,767,715,590 (129,693,000 shares at a closing price per share of $13.63).

Shares of Class A common stock outstanding—132,090,116 shares at February 18, 2013
Shares of Class B common stock outstanding—23,708,639 shares at February 18, 2013

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2013 Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2012 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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
Item 1.    BUSINESS.
THE COMPANY
Regal Entertainment Group, a Delaware corporation organized on March 6, 2002 ("we," "us," "our," the "Company" or "Regal"), is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, RCM and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.
Our Internet address is www.regmovies.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "Commission"). The contents of our Internet website are not incorporated into this report.
The Company manages its business under one reportable segment: theatre exhibition operations.
DESCRIPTION OF BUSINESS
Overview
We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,880 screens in 540 theatres in 38 states and the District of Columbia as of December 27, 2012, with over 216 million attendees for the fiscal year ended December 27, 2012 ("fiscal 2012"). Our geographically diverse circuit includes theatres in 43 of the top 50 U.S. designated market areas. We operate multi-screen theatres and, as of December 27, 2012, had an average of 12.7 screens per location, which is well above the North American motion picture exhibition industry average. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States.
The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. For fiscal 2012, we reported total revenues, income from operations and net income attributable to controlling interest of $2,824.2 million, $334.2 million and $144.8 million, respectively. In addition, we generated $346.6 million of cash flows from operating activities during fiscal 2012.
Business Strategy
Our business strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. Key elements of our business strategy include:
Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 27, 2012, we have returned approximately $3.5 billion to our stockholders in the form of cash dividends, including an extraordinary cash dividend of $1.00 per share of Class A and Class B common stock (approximately $155.5 million in the aggregate) paid on December 27, 2012.
Pursuing Selective Growth Opportunities and Active Asset Management.    We intend to selectively pursue expansion opportunities through new theatre construction that meets our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. During fiscal 2012, we continued to actively manage our asset base by opening eight new theatres with 107 screens, acquiring Great Escape Theatres, consisting of 25 theatres and 301 screens, and closing 20 underperforming theatres with 142 screens, ending the year with 540 theatres and 6,880 screens.
Pursuing Premium Experience Opportunities.    We intend to continue to embrace innovative concepts to deliver a premium movie-going experience for our customers on three complementary fronts:

•
We believe the installation of premium screens allow us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. Our IMAX® footprint consisted of a total of 73 IMAX® screens as of December 27, 2012. We believe that expanding our IMAX® presence will continue to have a positive impact on our operating results and to that end, we have recently agreed to install an additional ten IMAX® digital projection systems, which will ultimately expand our IMAX® footprint to 89 IMAX® screens. We expect that our IMAX® footprint will consist of between 80 to 85 auditoriums by the end of 2013 and we intend to install the remaining IMAX® digital projection systems during 2014 and beyond. During fiscal 2012, we added our proprietary large screen format known as “Regal Premium Experience” (“RPXSM”) to 20 auditoriums, bringing our total to 37 RPXSM screens as of December 27, 2012. We have been encouraged by the results of our RPXSM screens and expect to increase our RPXSM footprint to approximately 60 auditoriums by the end of 2013. As of December 27, 2012, we operated a total of 2,898 digital 3D capable projection systems (approximately 42% of our total screens). We are pleased with the benefits of our premium screen formats primarily as it relates to IMAX® and 3D film product and other 3D content and with the continued support of IMAX® and 3D film product by the major motion picture studios.

•
Second, we believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres. To continually address consumer trends and customer preferences, we focused on enlarging our menu of food and beverage products. We have already expanded our menu to include hot made-to-order meals, customizable coffee, beer and wine and other specialty products in select theatres. During fiscal 2012, we offered expanded food items in 55 theatres and expect to offer these food items in approximately 100 additional theatres during fiscal 2013. In addition, as of December 27, 2012, we have successfully launched six Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.

•
Third, we intend to continue our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 27, 2012, we had nearly seven million active members in the Regal Crown Club®, making it the largest loyalty program in our industry. In addition, we seek to develop patron loyalty through a number of other marketing programs, such as selective discounting of ticket and concession prices in certain markets, summer children's film series, cross-promotional ticket redemptions and promotions within local communities. In addition, during fiscal 2012, we launched a new mobile application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application will help customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.

Pursuing Strategic Acquisitions and Partnerships.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities and to participate in various partnership initiatives, such as Digital Cinema Implementation Partners, LLC ("DCIP"), Open Road Films and National CineMedia, LLC ("National CineMedia" or "NCM"). We intend to selectively pursue accretive theatre acquisitions and theatre-related investments that enhance and more fully utilize our asset base to improve our consolidated operating results and free cash flow.
For example, on November 29, 2012, we completed the acquisition of Great Escape Theatres in which we acquired a total of 25 theatres representing 301 screens for an aggregate net cash purchase price of approximately $89.7 million. Subsequent to the conclusion of fiscal 2012, a post-closing working capital adjustment to the purchase price resulted in a $0.3 million increase in the net cash purchase price to approximately $90.0 million. The acquisition of the Great Escape Theatres circuit enhanced our presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia. The transaction also included the assumption of working capital and is subject to customary post-closing adjustments. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this acquisition.
We maintain an investment in National CineMedia. National CineMedia operates the largest digital in-theatre network in North America representing approximately 19,300 U.S. theatres screens (of which approximately 18,500 are part of National

CineMedia's digital content network) as of December 27, 2012 and reaching over 690 million movie guests annually. National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC"), and Cinemark, Inc. ("Cinemark"). We believe our investment in National CineMedia will generate incremental value for our stockholders. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.
We also maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed a total of six films during fiscal 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 27, 2012, our cumulative cash investment in Open Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.
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

Competitive Strengths
We believe that the following competitive strengths position us to capitalize on future opportunities:
Industry Leader.    We are the largest domestic motion picture exhibitor operating 6,880 screens in 540 theatres in 38 states and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation and partnership opportunities.
Superior Management Drives Strong Operating Margins.    Our operating philosophy focuses on efficient operations and strict cost controls at both the corporate and theatre levels. At the corporate level, we are able to capitalize on our size and operational expertise to achieve economies of scale in purchasing and marketing functions. We have developed an efficient purchasing and distribution supply chain that generates favorable concession margins. At the theatre level, management devotes significant attention to cost controls through the use of detailed management reports and performance-based compensation programs to encourage theatre managers to deliver a premium customer experience while effectively controlling costs and maximizing free cash flow.
Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 IPO, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of eight theatre circuits, consisting of 182 theatres and 2,109 screens, including the recent acquisition of Great Escape Theatres in fiscal 2012. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.
Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 27, 2012, approximately 84% of our screens were located in theatres featuring stadium seating and approximately 88% of our screens were located in theatres with 10 or more screens. Our theatres have an average of 12.7 screens per location, which is well above the North American motion picture exhibition industry average. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations. We believe that our theatre circuit is enhanced with the installation of digital projection systems in our theatres.

Dividend Policy
We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2012, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $131.8 million in the aggregate. In addition, on December 27, 2012, we paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $155.5 million. Further, on February 7, 2013, we declared a cash dividend of $0.21 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2013 to our stockholders of record on March 5, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our board of directors.
INDUSTRY OVERVIEW AND TRENDS
The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.4 billion attendees in 2012. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.
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
The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit enables us to generate incremental revenue from differentiated motion picture formats such as digital 3D, IMAX® and RPXSM, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. Given our market presence, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and provide us with the opportunity for incremental revenue. We are pleased with the benefits and future potential of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D and IMAX® film product by the major motion picture studios. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. To that end, during 2007, we, along with AMC and Cinemark, formed DCIP, to create a financing model and execute agreements with major motion picture studios for the implementation of digital cinema. During fiscal 2010 and fiscal 2011, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. As of December 27, 2012, our conversion to digital cinema was essentially complete as we operated 6,671 screens outfitted with digital projection systems, 2,898 of which are digital 3D capable. See "Digital Cinema Implementation Partners Joint Venture" under Part I, Item I of this Form 10-K for further discussion of this joint venture arrangement.
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
THEATRE OPERATIONS
We operate the largest theatre circuit in the United States with 6,880 screens in 540 theatres in 38 states and the District of Columbia as of December 27, 2012. We operate theatres in 43 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists and Edwards brands through our wholly owned subsidiaries.
We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital CinemaTM 4K projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby.
Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, e-gift cards and mobile ticketing. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.
The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state and the District of Columbia as of December 27, 2012:

State/District	Locations	Number of Screens
California	86	1,042
New York	48	565
Florida	45	671
Washington	32	356
Virginia	30	411
Pennsylvania	24	314
North Carolina	23	274
Ohio	21	296
Oregon	21	220
Texas	18	260
South Carolina	17	230
Georgia	16	245
Maryland	14	190
Tennessee	13	179
Colorado	12	145
Indiana	12	145
Massachusetts	12	135
Illinois	11	148
New Jersey	10	140
Nevada	10	136
Mississippi	7	56
Kentucky	6	68
New Mexico	6	60
Idaho	5	73
Connecticut	5	57
Alaska	5	52
Louisiana	5	50
Missouri	4	62
Hawaii	4	47
West Virginia	3	34
New Hampshire	3	33
Minnesota	2	36
Alabama	2	34
Delaware	2	33
Arkansas	2	24
Nebraska	1	16
Maine	1	15
District of Columbia	1	14
Michigan	1	14
Total	540	6,880
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
NATIONAL CINEMEDIA JOINT VENTURE
We maintain an investment in National CineMedia, which operates the largest digital in-theatre network in North America representing approximately 19,300 U.S. theatres screens (of which approximately 18,500 are part of National CineMedia's digital content network) as of December 27, 2012 and reaching over 690 million movie guests annually. National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark. As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), which serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. As a result of these agreements, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia.
Subsequent to the IPO of NCM, Inc. and through December 27, 2012, the Company received from National CineMedia approximately 5.2 million newly issued common units of National CineMedia as a result of the adjustment provisions of the Common Unit Adjustment Agreement. These transactions, partially offset by the redemption of approximately 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering during the third quarter of fiscal 2010, caused a net increase in the Company's ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of December 27, 2012. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions.
DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE
We maintain an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark. During fiscal 2012, the Company effected equity contributions of approximately $7.4 million to DCIP, and expects to make additional equity contributions in the future. DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. The Company holds a 46.7% economic interest in DCIP as of December 27, 2012, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company determined that it is not the primary beneficiary of DCIP or any of its subsidiaries, it will continue to account for its investment in DCIP under the equity method of accounting. As of December 27, 2012, we operated 6,671 screens outfitted with digital projection systems. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.
OPEN ROAD FILMS JOINT VENTURE
We maintain an investment in Open Road Films, a film distribution company that is jointly owned by us and AMC. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios' big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films distributed a total of six films during fiscal 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 27, 2012, we have invested approximately $20.0 million in cash in Open Road Films and may invest an additional $10.0 million in this joint venture. The carrying value of the Company's investment in Open Road Films as of December 27, 2012 was approximately $(10.0) million. We believe our investment in Open Road Films will generate incremental value for our stockholders. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of Open Road Films.
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
Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are "sliding scale," "firm term" and "review or settlement." Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.
Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.
Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2012, films shown from our ten major film distributors accounted for approximately 94% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2012 admission revenues. No single film distributor accounted for more than 20% of fiscal 2012 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.
CONCESSIONS
In addition to box office admissions revenues, we generated approximately 26.5% of our total revenues from concessions sales during fiscal 2012. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.
To continually address consumer trends and customer preferences, we focus on enlarging our menu of food and beverage products. We have already enhanced our menu to include hot made-to-order meals, customizable coffee, and other specialty products in select theatres. During fiscal 2012, we offered expanded food items in 55 theatres and expect to offer these food items in approximately 100 additional theatres during fiscal 2013. In addition, as of December 27, 2012, we have successfully launched six Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, at the customer's seat before and during the featured film. We believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres.
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
We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services such as video on demand and downloads via the Internet. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past several years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.
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
Our frequent moviegoer loyalty program, Regal Crown Club®, is designed to actively engage our core customers and is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 27, 2012, we had nearly seven million active members in the Regal Crown Club®. In addition, we seek to develop patron loyalty through a number of other marketing programs such as selective discounting in certain markets, summer children's film series, cross-promotional ticket redemptions and promotions within local communities. During fiscal 2012, we launched a new mobile application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application will help customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.
INFORMATION TECHNOLOGY SYSTEMS
Information Technology ("IT") is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery and warehouse stores and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing, and mobile ticketing. Our Apple iPhone® or Android™ phone application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.
In addition, our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the media outlets, including newspapers and various online media outlets to drive attendance to our theatres. The sales and attendance information collected by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.
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
EMPLOYEES
As of December 27, 2012, we employed approximately 22,056 persons. The Company considers its employee relations to be good.
EXECUTIVE OFFICERS OF THE REGISTRANT
Shown below are the names, ages as of December 27, 2012, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	46	Chief Executive Officer
Gregory W. Dunn	53	President and Chief Operating Officer
Peter B. Brandow	52	Executive Vice President, General Counsel and Secretary
David H. Ownby	43	Executive Vice President, Chief Financial Officer and Treasurer
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
David H. Ownby is our Executive Vice President, Chief Financial Officer and Treasurer and has served in this capacity since June 2009. Mr. Ownby also has served as our Chief Accounting Officer since May 2006. Mr. Ownby served as our Senior Vice President of Finance from March 2002 to June 2009. Prior thereto, Mr. Ownby served as the Company's Vice President Finance and Director of Financial Projects from October 1999 to March 2002. Prior to joining the Company, Mr. Ownby served with Ernst & Young LLP from September 1992 to October 1999.

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
We have substantial lease and debt obligations. For fiscal 2012, our total rent expense and net interest expense were approximately $384.4 million and $135.0 million, respectively. As of December 27, 2012, we had total debt obligations of $1,995.2 million. As of December 27, 2012, we had total contractual cash obligations of approximately $6,083.8 million, which excludes the $250.0 million aggregate principal amount of our 5 3/4% Senior Notes issued on January 17, 2013. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.
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
The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 94% of our admissions revenues during fiscal 2012. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.
An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.
We compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services such as video on demand. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has decreased from approximately six months to three to four months over the last decade. Further, some film studios have experimented with offering consumers a premium video-on-demand option for certain films approximately two months after their theatrical launch. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.
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
Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 27, 2012, approximately 84% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.
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
In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs, and from revenue enhancements resulting from the acquisition. There can be no assurance, however, that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. If we cannot generate sufficient cash flow to service debt incurred to finance an acquisition, our results of operations and profitability would be adversely affected. Any acquisition may involve operating risks, such as:

•	the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;

•	the potential disruption of our ongoing business;

•	the diversion of management's attention and other resources;

•	the possible inability of management to maintain uniform standards, controls, procedures and policies;

•	the risks of entering markets in which we have little or no experience;

•	the potential impairment of relationships with employees and landlords;

•	the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

•	the possibility that any acquired theatres or theatre circuit operators do not perform as expected.
We also selectively pursue theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. As of December 27, 2012, we owned approximately 19.7% of National CineMedia, and participate in the DCIP and Open Road Films joint ventures. Risks associated with pursuing these investments and opportunities include:

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

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, Open Road Films or other future ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.
In addition, any acquisitions or partnership opportunities are subject to the risk that the Antitrust Division of the United States Department of Justice or foreign competition authorities may require us to dispose of existing or acquired theatres in order to complete acquisition and partnership opportunities.
Economic, political and social conditions could materially affect our business by reducing consumer spending on movie attendance or could have an impact on our business and financial condition in ways that we currently cannot predict.
We depend on consumers voluntarily spending discretionary funds on leisure activities. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, theme parks, concerts, live theatre and restaurants. Motion picture theatre attendance may be affected by negative trends in the general economy that adversely affect consumer spending. A prolonged reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations. If economic conditions are weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. For example, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres.
Theatre attendance may also be affected by political events, such as terrorist attacks on, or wars or threatened wars involving, the United States, health related epidemics and random acts of violence, any one of which could cause people to avoid our theatres or other public places where large crowds are in attendance.
 In addition, our ability to access capital markets may be restricted at times when the implementation of our business strategy may require us to do so, which could have an impact on our flexibility to react to changing economic and business conditions. For example, our future ability to borrow on Regal Cinemas' senior credit facility or the effectiveness of our remaining and future interest rate hedging arrangements could be negatively impacted if one or more counterparties files for bankruptcy protection or otherwise fails to perform their obligations thereunder.
All of these factors could adversely affect our credit ratings, the market price of our Class A common stock and our financial condition and results of operations.
We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers, cyber terrorists, employee error or misconduct, viruses, power outages and other catastrophic events, leading to unauthorized disclosure of confidential and proprietary information and exposing us to litigation that could adversely affect our reputation. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.
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
Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 27, 2012, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.
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
As of February 18, 2013, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.
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
We are a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon our subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our 9 1/8% Senior Notes due 2018 (the "9 1/8% Senior Notes"), our 5 3/4% Senior Notes due 2025 (the "5 3/4% Senior Notes") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.
Our ability to make payments on our debt and other financial obligations will depend on the ability of our subsidiaries to generate substantial operating cash flow. This will depend on future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our and our subsidiaries' cash flows prove inadequate to meet our and their debt service and other obligations in the future, we may be required to refinance all or a portion of our and our subsidiaries' existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any indebtedness, sell any such assets or obtain additional financing on commercially reasonable terms or at all.
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.
Item 2.    PROPERTIES.
As of December 27, 2012, we operated 484 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 56 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 27, 2012, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations", which is incorporated herein by reference.
The majority of our leased theatres are subject to lease agreements with original terms of 15 to 20 years or more and, in most cases, renewal options for up to an additional 10 to 20 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our corporate office is located in Knoxville, Tennessee. We believe that these facilities are adequate for our operations.
Item 3.    LEGAL PROCEEDINGS.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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

	Fiscal 2012
	High	Low
First Quarter (December 30, 2011 - March 29, 2012)	$14.39	$11.55
Second Quarter (March 30, 2012 - June 28, 2012)	14.74	12.74
Third Quarter (June 29, 2012 - September 27, 2012)	14.44	12.99
Fourth Quarter (September 28, 2012 - December 27, 2012)	16.30	13.27

	Fiscal 2011
	High	Low
First Quarter (December 31, 2010 - March 31, 2011)	$15.07	$11.73
Second Quarter (April 1, 2011 - June 30, 2011)	14.65	11.65
Third Quarter (July 1, 2011 - September 29, 2011)	13.48	11.15
Fourth Quarter (September 30, 2011 - December 29, 2011)	14.74	11.70
On February 18, 2013, there were approximately 253 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.
Additionally, as of February 18, 2013, approximately 105,358 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through June 23, 2014, with exercise prices ranging from $8.856 to $13.7171. All such options were fully vested and exercisable as of February 18, 2013. Finally, as of February 18, 2013 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 2,036,819 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 9, 2017. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.
Dividend Policy
During fiscal 2012, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $131.8 million in the aggregate. In addition, on December 27, 2012, we paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $155.5 million. During fiscal 2011, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $129.8 million in the aggregate. On February 7, 2013, we declared a cash dividend of $0.21 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2013 to our stockholders of record on March 5, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.    SELECTED FINANCIAL DATA.
We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, for (i) the fiscal year ended January 1, 2009, considering the results of United Artists, Regal Cinemas, Edwards and the results of operations of the 28 theatres acquired from Consolidated Theatres on April 30, 2008 for the period subsequent to the acquisition date, (ii) the fiscal year ended December 31, 2009, considering the results of United Artists, Regal Cinemas, Edwards and the 28 theatres acquired from Consolidated Theatres from January 2, 2009, (iii) the fiscal year ended December 30, 2010, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres from January 1, 2010 and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 for periods subsequent to their acquisition dates (iv) the fiscal year ended December 29, 2011, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 from December 31, 2010 and (v) the fiscal year ended December 27, 2012, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres, the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 from December 30, 2011 and the acquisition of Great Escape Theatres, which consists of 25 theatres, for the period subsequent to the acquisition date of November 29, 2012. The fiscal year ended January 1, 2009 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended December 27, 2012, December 29, 2011, December 30, 2010, December 31, 2009, and January 1, 2009 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data do not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 27, 2012		Fiscal year ended December 29, 2011	Fiscal year ended December 30, 2010		Fiscal year ended December 31, 2009	Fiscal year ended January 1, 2009(1)
	(in millions, except per share data)
Statement of Income Data:
Total revenues	$2,824.2		$2,681.7	$2,807.9		$2,893.9	$2,771.9
Income from operations(5)	334.2		221.3	215.8		279.4	284.4
Net income attributable to controlling interest(4)(5)(6)	144.8		40.3	77.6		95.5	112.2
Earnings per diluted share(4)(5)(6)	0.93		0.26	0.50		0.62	0.72
Dividends per common share(4)(5)(6)	$1.84	(2)	$0.84	$2.12	(3)	$0.72	$1.20

	As of or for the fiscal year ended December 27, 2012	As of or for the fiscal year ended December 29, 2011	As of or for the fiscal year ended December 30, 2010	As of or for the fiscal year ended December 31, 2009	As of or for the fiscal year ended January 1, 2009(1)
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(4)	$346.6	$353.1	$259.4	$410.8	$270.9
Net cash used in investing activities(4)	(183.4)	(101.1)	(82.7)	(110.5)	(338.5)
Net cash used in financing activities(2)(3)	(306.7)	(204.3)	(299.5)	(142.4)	(197.4)
Balance sheet data at period end:
Cash and cash equivalents	$109.5	$253.0	$205.3	$328.1	$170.2
Total assets	2,209.5	2,341.3	2,492.6	2,637.7	2,595.8
Total debt obligations	1,995.2	2,016.3	2,073.0	1,997.1	2,004.9
Deficit	(698.6)	(572.5)	(491.7)	(246.9)	(235.9)
Operating data:
Theatre locations	540	527	539	548	552
Screens	6,880	6,614	6,698	6,768	6,801
Average screens per location	12.7	12.6	12.4	12.4	12.3
Attendance (in millions)	216.4	211.9	224.3	244.5	245.2
Average ticket price	$8.90	$8.70	$8.72	$8.15	$7.68
Average concessions per patron	$3.46	$3.34	$3.23	$3.17	$3.09
_______________________________________________________________________________

(1)	Fiscal year ended January 1, 2009 was comprised of 53 weeks.

(2)	Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)	Includes the December 30, 2010 payment of the $1.40 extraordinary cash dividend paid on each share of Class A and Class B common stock.

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

(5)
During the years ended December 27, 2012, December 29, 2011, December 30, 2010, December 31, 2009, and January 1, 2009, we recorded long-lived asset impairment charges of $11.1 million, $17.9 million, $10.3 million, $15.3 million, and $22.4 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(6)
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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 27, 2012, December 29, 2011, and December 30, 2010. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation
We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,880 screens in 540 theatres in 38 states and the District of Columbia as of December 27, 2012. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.
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

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2012, fiscal 2011 and fiscal 2010, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•
We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010, there were no significant changes in our film cost estimation and settlement procedures.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. For example, in connection with our deployment of leased digital projection systems to theatres across our circuit, the Company accelerated depreciation of its owned 35mm film projection equipment that was replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company disposed of such equipment prior to the end of its useful life. To that end, during the fiscal years ended December 29, 2011 and December 30, 2010, the Company recorded approximately $7.5 million and $18.9 million, respectively, of accelerated depreciation related to such 35mm film projection equipment. Actual economic lives may differ materially from these estimates.

Historical appraisals of our properties have supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.
For the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 27, 2012, consolidated depreciation and amortization expense was $183.1 million, representing 6.5% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $11.0 million, or 6.0%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $12.5 million, or 6.8%.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the taxing authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.
For fiscal 2012, our provision for income taxes was $91.2 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 38.7% to 39.7% would have increased the current year income tax provision by approximately $2.5 million.

Significant Events and Fiscal 2013 Outlook
During the fiscal years ended December 27, 2012 ("Fiscal 2012 Period"), December 29, 2011 ("Fiscal 2011 Period"), and December 30, 2010 ("Fiscal 2010 Period"), the Company entered into various financing transactions which are more fully described under "Liquidity and Capital Resources—Financing Activities" below and in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. As discussed further under "Liquidity and Capital Resources—Investing Activities" below and in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the Fiscal 2012 Period, we completed the acquisition of Great Escape Theatres in which we acquired a total of 25 theatres representing 301 screens for an aggregate net cash purchase price of approximately $89.7 million. Subsequent to the conclusion of the Fiscal 2012 Period, a post-closing working capital adjustment to the purchase price resulted in a $0.3 million increase in the net cash purchase price to approximately $90.0 million. The acquisition of the Great Escape circuit enhanced our presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia.
During the Fiscal 2012 Period, we continued to make progress with respect to the following strategic initiatives:

•
We demonstrated our commitment to providing incremental value to our stockholders. During Fiscal 2012, we paid to our stockholders four quarterly cash dividends of $0.21 per share, or approximately $131.8 million in the aggregate. In addition, on December 27, 2012, we paid an extraordinary cash dividend of $1.00 per share, or approximately $155.5 million.

•
We opened eight new theatres with 107 screens, acquired Great Escape Theatres consisting of 25 theatres and 301 screens, and closed 20 underperforming theatres with 142 screens, ending the Fiscal 2012 Period with 540 theatres and 6,880 screens.

•	We continued to embrace innovative concepts to deliver a premium movie-going experience for our customers on three complementary fronts:
We believe the installation of premium screens allows us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. Our IMAX® footprint consisted of a total of 73 IMAX® screens as of December 27, 2012. We believe that expanding our IMAX® presence will continue to have a positive impact on our operating results and to that end, we have recently agreed to install an additional ten IMAX® digital projection systems, which will ultimately expand our IMAX® footprint to 89 IMAX® screens. We expect that our IMAX® footprint will consist of between 80 to 85 auditoriums by the end of 2013 and we intend to install the remaining IMAX® digital projection systems during 2014 and beyond. During the Fiscal 2012 Period, we added our proprietary large screen format known as “Regal Premium Experience” (“RPXSM”) to 20 auditoriums, bringing our total to 37 RPXSM screens as of December 27, 2012. We have been encouraged by the results of our RPXSM screens and expect to increase our RPXSM footprint to approximately 60 auditoriums by the end of 2013. As of December 27, 2012, we operated a total of 2,898 digital 3D capable projection systems (approximately 42% of our total screens). We are pleased with the benefits of our premium screen formats primarily as it relates to IMAX® and 3D film product and other 3D content and with the continued support of IMAX® and 3D film product by the major motion picture studios.
Second, we believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres. To continually address consumer trends and customer preferences, we focused on enlarging our menu of food and beverage products. We have already expanded our menu to include hot made-to-order meals, customizable coffee, beer and wine and other specialty products in select theatres. During the Fiscal 2012 Period, we offered expanded food items in 55 theatres and expect to offer these food items in approximately 100 additional theatres during fiscal 2013. In addition, as of December 27, 2012, we have successfully launched six Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.
Third, we intend to continue our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 27, 2012, we had nearly seven million active members in the Regal Crown Club®, making it the largest loyalty program in our industry. In addition, we seek to develop patron loyalty through a number of other marketing programs, such as selective discounting of ticket and concession prices in certain markets, summer children's film series, cross-promotional ticket redemptions and promotions within local communities. In addition, during the Fiscal 2012 Period, we launched a new mobile application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application will help customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.

•
Finally, we believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed a total of six films during the Fiscal 2012 Period and expects to eventually distribute approximately eight to ten films per year. As of December 27, 2012, our cumulative cash investment in Open

Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.
We are optimistic regarding the breadth of the 2013 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2013 appears to be another year of high-profile releases such as A Good Day to Die Hard, Oz The Great and Powerful, The Croods, G.I. Joe: Retaliation, Oblivion, Iron Man 3, The Great Gatsby, Star Trek Into Darkness, Fast & Furious 6, After Earth, Man of Steel, Monsters University, World War Z, The Heat, Despicable Me 2, Pacific Rim, The Wolverine, 300: Rise of an Empire, Ender's Game, Thor: The Dark World, The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug and Anchorman: The Legend Continues.
We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $100.0 million to $115.0 million for fiscal 2013, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.
Overall for the fiscal 2013 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2013 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Recent Developments
 As discussed further in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on January 17, 2013, the Company issued and sold $250.0 million in aggregate principal amount of its 5 3/4% senior notes due 2025 (the “5 3/4% Senior Notes”) in a registered public offering.  The Company issued the 5 3/4% Senior Notes under an Indenture, dated as of January 17, 2013, as supplemented by the First Supplemental Indenture, dated as of January 17, 2013, with Wilmington Trust, National Association, as trustee.  Net proceeds from the offering were approximately $244.0 million, after deducting underwriting discounts and offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include future acquisitions and the redemption, repayment or repurchase of indebtedness.

On February 16, 2013, Regal and its wholly owned subsidiary, RGCS Merger Sub, Inc. entered into an Agreement and Plan of Merger with Wallace Theater Holdings, Inc. (“Hollywood Theaters”) and WTH Holdings, L.L.C., pursuant to which RGCS Merger Sub, Inc. will merge with and into Hollywood Theaters and Hollywood Theaters will become a wholly owned subsidiary of Regal. Upon consummation of the transaction, Regal will acquire a total of 43 theatres with 513 screens in 16 states and 3 U.S. territories. The purchase price will consist of $191 million in cash, approximately $47 million of assumed lease obligations, comprised of capital leases and financing obligations, and certain working capital. The cash portion of the purchase price includes repayment of approximately $157 million of Hollywood Theaters' debt and is subject to customary post-closing adjustments. See Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.

Results of Operations
Based on our review of industry sources, North American box office revenues for the time period that corresponds to the Fiscal 2012 Period were estimated to have increased by approximately six percent in comparison to the period of time that corresponds to the Fiscal 2011 Period. The industry's box office results were positively impacted by strong attendance generated by the commercial appeal of the overall fiscal 2012 film slate, including most notably, The Avengers, The Dark Knight Rises and The Hunger Games.
The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Fiscal 2012 Period		Fiscal 2011 Period		Fiscal 2010 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,925.1	68.2%	$1,842.6	68.7%	$1,956.3	69.7%
Concessions	748.4	26.5	708.0	26.4	724.3	25.8
Other operating revenues	150.7	5.3	131.1	4.9	127.3	4.5
Total revenues	2,824.2	100.0	2,681.7	100.0	2,807.9	100.0
Operating expenses:
Film rental and advertising costs(1)	1,000.5	52.0	953.7	51.8	1,026.7	52.5
Cost of concessions(2)	101.1	13.5	96.6	13.6	101.1	14.0
Rent expense(3)	384.4	13.6	381.5	14.2	382.3	13.6
Other operating expenses(3)	735.9	26.1	744.4	27.8	784.0	27.9
General and administrative expenses (including share-based compensation expense of $10.3 million, $7.9 million and $8.4 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively)(3)	68.8	2.4	65.8	2.5	66.7	2.4
Depreciation and amortization(3)	183.1	6.5	197.6	7.4	213.4	7.6
Net loss on disposal and impairment of operating assets and other(3)	16.2	0.6	20.8	0.8	17.9	0.6
Total operating expenses(3)	2,490.0	88.2	2,460.4	91.7	2,592.1	92.3
Income from operations(3)	334.2	11.8	221.3	8.3	215.8	7.7
Interest expense, net(3)	135.0	4.8	149.7	5.6	148.1	5.3
Loss on extinguishment of debt(3)	—	—	21.9	0.8	23.5	0.8
Earnings recognized from NCM(3)	(34.8)	1.2	(37.9)	1.4	(40.8)	1.5
Gain on sale of NCM, Inc. common stock(3)	—	—	—	—	(52.0)	1.9
Impairment of investment in RealD, Inc.(3)	—	—	13.9	0.5	—	—
Provision for income taxes(3)	91.2	3.2	17.7	0.7	48.7	1.7
Net income attributable to controlling interest(3)	$144.8	5.1	$40.3	1.5	$77.6	2.8
Attendance	216.4	*	211.9	*	224.3	*
Average ticket price(4)	$8.90	*	$8.70	*	$8.72	*
Average concessions per patron(5)	$3.46	*	$3.34	*	$3.23	*
_______________________________________________________________________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenue/attendance.

(5)	Calculated as concessions revenue/attendance.

Fiscal 2012 Period Compared to Fiscal 2011 Period
Admissions
During the Fiscal 2012 Period, total admissions revenues increased $82.5 million, or 4.5%, to $1,925.1 million, from $1,842.6 million in the Fiscal 2011 Period primarily due to a 2.3% increase in average ticket price and a 2.1% increase in attendance. The primary driver of the increase in our Fiscal 2012 Period average ticket price was selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions). We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The Fiscal 2012 Period increase in attendance was primarily attributable to the commercial appeal to our patrons of the films exhibited in our theatres during the Fiscal 2012 Period, including The Avengers, The Dark Knight Rises and The Hunger Games, as compared to the films exhibited during the Fiscal 2011 Period. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly lower than the industry’s per screen results for the Fiscal 2012 Period as compared to the Fiscal 2011 Period.
Concessions
Total concessions revenues increased $40.4 million, or 5.7%, to $748.4 million during the Fiscal 2012 Period, from $708.0 million for the Fiscal 2011 Period. Average concessions revenues per patron during the Fiscal 2012 Period increased 3.6%, to $3.46, from $3.34 for the Fiscal 2011 Period. The increase in total concessions revenues during the Fiscal 2012 Period was attributable to the increase in average concessions revenues per patron, coupled with the aforementioned increase in attendance during the period. The increase in average concessions revenues per patron for the Fiscal 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the Fiscal 2012 Period, and to a lesser extent, the positive impact of an expanded variety of food items offered in 55 of our theatres during the Fiscal 2012 Period.
Other Operating Revenues
During the Fiscal 2012 Period, other operating revenues increased $19.6 million, or 15.0%, to $150.7 million, from $131.1 million in the Fiscal 2011 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Fiscal 2012 Period was primarily driven by increases in revenues from our vendor marketing programs, increases in other theatre revenues and increases in theatre access fees, partially offset by a decline in revenue related to our gift card and discount ticket programs.
Film Rental and Advertising Costs
Film rental and advertising costs as a percentage of admissions revenues increased to 52.0% during the Fiscal 2012 Period from 51.8% in the Fiscal 2011 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2012 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Fiscal 2012 Period.
Cost of Concessions
During the Fiscal 2012 Period, cost of concessions increased $4.5 million, or 4.7%, to $101.1 million as compared to $96.6 million during the Fiscal 2011 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2012 Period was approximately 13.5%, compared to 13.6% during the Fiscal 2011 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2012 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the Fiscal 2012 Period, partially offset by slightly higher raw material costs for certain items.
Rent Expense
Rent expense increased by $2.9 million, or 0.8%, to $384.4 million in the Fiscal 2012 Period, from $381.5 million in the Fiscal 2011 Period. The increase in rent expense during the Fiscal 2012 Period was primarily related to incremental rent associated with the opening of eight new theatres with 107 screens subsequent to the end of the Fiscal 2011 Period, higher contingent rent associated with increased admissions and concessions revenues during the Fiscal 2012 Period, and to a lesser extent, incremental rent associated with the Fiscal 2012 Period acquisition of Great Escape Theatres, partially offset by a reduction in rent associated with the closure of 20 theatres with 142 screens subsequent to the end of the Fiscal 2011 Period.
Other Operating Expenses
Other operating expenses decreased $8.5 million, or 1.1%, to $735.9 million in the Fiscal 2012 Period, from $744.4 million in the Fiscal 2011 Period. The decrease in other operating expenses during the Fiscal 2012 Period was attributable to reductions in theatre level payroll and certain non-rent occupancy costs and decreased costs associated with lower 3D film revenues, partially offset by an increase in costs associated with higher IMAX® film revenues.
General and Administrative Expenses
General and administrative expenses increased $3.0 million, or 4.6%, to $68.8 million in the Fiscal 2012 Period, from $65.8 million in the Fiscal 2011 Period. The increase in general and administrative expenses during the Fiscal 2012 Period was primarily attributable to higher share-based compensation expense and increased legal and professional fees and corporate payroll costs.

Depreciation and Amortization
Depreciation and amortization expense decreased $14.5 million, or 7.3%, to $183.1 million for the Fiscal 2012 Period, from $197.6 million in the Fiscal 2011 Period. The decrease in depreciation and amortization expense during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems.
Income from Operations
Income from operations increased $112.9 million, or 51.0%, to $334.2 million during the Fiscal 2012 Period, from $221.3 million in the Fiscal 2011 Period. The net increase in income from operations during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to an increase in total revenues, reductions in certain variable operating expense line items described above, and a lower net loss on disposal and impairment of operating assets and other.
Interest Expense, net
During the Fiscal 2012 Period, net interest expense decreased $14.7 million, or 9.8%, to $135.0 million, from $149.7 million in the Fiscal 2011 Period. The decrease in net interest expense during the Fiscal 2012 Period was principally due to a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio).
Earnings Recognized from NCM
Earnings recognized from NCM decreased $3.1 million, or 8.2%, to $34.8 million in the Fiscal 2012 Period, from $37.9 million in the Fiscal 2011 Period. The Company received $38.5 million and $40.3 million, respectively, in cash distributions from National CineMedia (including payments received of $8.5 million and $7.0 million, respectively, under the tax receivable agreement described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) during the Fiscal 2012 Period and Fiscal 2011 Period. Approximately $7.7 million and $7.6 million, respectively, of these cash distributions received during the Fiscal 2012 Period and the Fiscal 2011 Period were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity income during each of these periods and have been included as a component of “Earnings recognized from NCM” in the accompanying consolidated financial statements.
Income Taxes
The provision for income taxes of $91.2 million and $17.7 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively, reflect effective tax rates of approximately 38.7% and 30.6%, respectively. The increase in the effective tax rate for the Fiscal 2012 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statute of limitations and clarifications of tax law that occurred in the Fiscal 2011 Period, as well as decreases in federal hiring credits during the Fiscal 2012 Period (as described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and other income tax credits.
Net Income Attributable to Controlling Interest
Net income attributable to controlling interest for the Fiscal 2012 Period was $144.8 million, which represents an increase of $104.5 million, from net income attributable to controlling interest of $40.3 million during the Fiscal 2011 Period. The increase in net income attributable to controlling interest for the Fiscal 2012 Period was primarily attributable to an increase in operating income as described above, the impact of the Fiscal 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility, incremental income from certain of the Company's equity method investments during the Fiscal 2012 Period, lower interest expense during the Fiscal 2012 Period and the impact of the impairment of our investment in RealD, Inc. recorded in the Fiscal 2011 Period, partially offset by lower earnings recognized from National CineMedia during the Fiscal 2012 Period.

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
General and Administrative Expenses
General and administrative expenses decreased $0.9 million, or 1.3%, to $65.8 million in the Fiscal 2011 Period, from $66.7 million in the Fiscal 2010 Period. The decrease in general and administrative expenses during the Fiscal 2011 Period was primarily attributable to decreases in certain corporate expenses and share-based compensation expense, partially offset by slightly higher corporate payroll costs and legal and professional fees.
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
Interest Expense, net
During the Fiscal 2011 Period, net interest expense increased $1.6 million, or 1.1%, to $149.7 million, from $148.1 million in the Fiscal 2010 Period. The increase in net interest expense during the Fiscal 2011 Period was principally due to incremental interest expense associated with the issuance of the $275.0 million in aggregate principal amount of our 9 1/8% Senior Notes in August 2010 and the shift in our debt portfolio resulting from the first quarter of 2011 issuance of $250.0 million in aggregate principal amount of our 9 1/8% Senior Notes. These items were partially offset by a reduction in interest expense resulting from the repurchases of our 6 1/4% Convertible Senior Notes due March 15, 2011 (the "6 1/4% Convertible Senior Notes") during the second half of fiscal 2010 and first quarter of 2011.
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
Net Income Attributable to Controlling Interest
Net income attributable to controlling interest for the Fiscal 2011 Period was $40.3 million, which represents a decrease of $37.3 million, from net income attributable to controlling interest of $77.6 million during the Fiscal 2010 Period. The decrease in net income attributable to controlling interest for the Fiscal 2011 Period was primarily attributable to the impact of the $52.0 million ($31.4 million after related tax effects) gain on sale of NCM, Inc. common stock recorded during the Fiscal 2010 Period, incremental losses from the Company's equity investment in Open Road Films during the Fiscal 2011 Period included in "Other, net", and the impairment of our investment in RealD, Inc. recorded in the Fiscal 2011 Period, partially offset by an increase in operating income during the Fiscal 2011 Period as described above.
Quarterly Results
The Company's consolidated financial statements for the Fiscal 2012 Period include the results of operations of Great Escape Theatres, consisting of 25 theatres and 301 screens, for the period subsequent to the acquisition date of November 29, 2012. The acquisition of Great Escape Theatres is further described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from such date of the results of operations of the Great Escape Theatres acquisition, certain other factors described below and to a lesser extent, seasonality.
The following table sets forth selected unaudited quarterly results for the eight quarters ended December 27, 2012. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 27, 2012	Sept. 27, 2012	June 28, 2012	March 29, 2012	Dec. 29, 2011	Sept. 29, 2011	June 30, 2011	March 31, 2011
	In millions (except per share data)
Total revenues	$723.1	$692.9	$723.3	$684.9	$613.9	$743.6	$753.3	$570.9
Income from operations(2)(3)	82.0	73.7	87.7	90.8	33.6	81.1	96.9	9.7
Net income (loss) attributable to controlling interest(2)(3)	37.3	24.0	37.2	46.3	4.1	25.0	34.8	(23.6)
Diluted earnings (loss) per share(2)(3)	0.24	0.15	0.24	0.30	0.03	0.16	0.23	(0.15)
Dividends per common share(1)	$1.21	$0.21	$0.21	$0.21	$0.21	$0.21	$0.21	$0.21
_______________________________________________________________________________

(1)
Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B Common Stock. See Note 9 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(2)
During the eight quarters ended December 27, 2012, we recorded long-lived asset impairment charges of $7.4 million, $1.5 million, $2.2 million, $0.0 million, $5.2 million, $0.6 million, $5.4 million, and $6.7 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(3)
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

Liquidity and Capital Resources
On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, acquisitions, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses, repurchase or retire for cash its 9 1/8% Senior Notes and its 5 3/4% Senior Notes. In addition, as described further below, the Indentures under which the 9 1/8% Senior Notes and 5 3/4% Senior Notes are issued limit the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries, or purchase, redeem or otherwise acquire or retire certain subordinated obligations.
Operating Activities
Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities include items that will become due within 12 months. In addition, from time to time, we use cash from operations and borrowings to fund dividends in excess of net income attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.
As further described Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal

Revenue Service ("IRS") is currently examining National CineMedia's 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.'s IPO. Management has evaluated the proposed adjustment and does not anticipate the adjustment would result in a material change to the Company's results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of December 27, 2012.
Net cash flows provided by operating activities totaled approximately $346.6 million, $353.1 million and $259.4 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The $6.5 million decrease in net cash flows generated by operating activities for the Fiscal 2012 Period as compared to the Fiscal 2011 Period increase was caused by negative fluctuation in working capital activity of approximately $51.4 million, partially offset by a $44.9 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by negative fluctuations in accounts payable activity (primarily film rental liabilities) and income taxes payable during the Fiscal 2012 Period as compared to the Fiscal 2011 Period, partially offset by the impact of increased third party sales of our gift cards and discount tickets during the latter part of 2012. The negative fluctuation in accounts payable activity was primarily due to the timing of film and certain other vendor payments during the Fiscal 2012 Period. The decrease in income taxes payable activity during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily associated with the timing of our estimated federal and state income tax payments during such periods.
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
We maintain an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark. During the Fiscal 2012 Period, the Company effected equity contributions of approximately $7.4 million to DCIP, and expects to make additional equity contributions in the future. DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), has covered the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the Fiscal 2012 Period and the Fiscal 2011 Period, the Company incurred total rent of approximately

$12.8 million and $7.4 million, respectively, associated with the leased digital projection systems. As of December 27, 2012, we operated 6,671 screens outfitted with digital projection systems.
We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company's internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to be in the range of approximately $100.0 million to $115.0 million in fiscal year 2013, exclusive of acquisitions.
On November 29, 2012, Regal completed the acquisition of Great Escape Theatres, whereby it acquired a total of 25 theatres representing 301 screens for an aggregate net cash purchase price of $89.7 million. Subsequent to the conclusion of the Fiscal 2012 Period, a post-closing working capital adjustment to the purchase price resulted in a $0.3 million increase in the net cash purchase price to approximately $90.0 million. The transaction involved multiple sellers and the aggregate purchase price included repayment of the sellers' debt and the assumption of working capital. The acquisition of the Great Escape Theatres circuit enhanced Regal's presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia. Please refer to Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of this transaction.
As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the Fiscal 2012 Period, we received from National CineMedia approximately 0.1 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of December 27, 2012.
During the Fiscal 2011 Period, we announced the creation of Open Road Films. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios' big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films distributed a total of six films during fiscal 2012 and expects to eventually distribute approximately eight to ten films per year. As of December 27, 2012, we have invested approximately $20.0 million in cash contributions in Open Road Films and may invest an additional $10.0 million in this joint venture.
Net cash flows used in investing activities totaled approximately $183.4 million, $101.1 million and $82.7 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The $82.3 million increase in cash flows used in investing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was primarily attributable to the impact of the $89.7 million acquisition of Great Escape Theatres during the Fiscal 2012 Period and a $16.7 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2012 Period, partially offset by a $29.5 million decrease in cash contributions to our various investments in non-consolidated entities during the Fiscal 2012 Period. The $18.4 million increase in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to the impact of net proceeds of approximately $66.0 million related to the sale of NCM, Inc. common stock during the Fiscal 2010 Period, a $14.2 million reduction in proceeds from the disposition of assets during the Fiscal 2011 Period and incremental cash contributions to our various investments in non-consolidated entities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by the impact of the $55.0 million acquisition of eight AMC theatres during the Fiscal 2010 Period, an $11.2 million reduction in capital expenditures during the Fiscal 2011 Period and $2.7 million in proceeds received in connection with a property insurance claim during the Fiscal 2011 Period.
Financing Activities
On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under an existing Indenture entered into by and between the Company and Wells Fargo Bank, National Association, as trustee (the "Trustee"), dated August 16, 2010, as supplemented by a First Supplemental Indenture, dated January 7, 2011. In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under an existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and a Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and are fungible with, the $275.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes described herein and previously issued under the Indenture on August 16, 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Amended Senior Credit Facility and for general corporate purposes. As a result of this repayment, coupled with the execution of the Refinancing Agreement described below, the Company recorded an aggregate loss on extinguishment of debt of approximately $21.9 million during the quarter ended March 31, 2011.
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
As of December 27, 2012, we had approximately $988.4 million aggregate principal amount outstanding under the New Term Loans, $533.4 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes and $393.7 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes. As of December 27, 2012, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.
As of December 27, 2012, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.
The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. An upgrade or downgrade of the Company's debt ratings, depending on the extent, could affect the cost to borrow funds. There were no upgrades or downgrades to the Company's debt ratings that materially impacted our ability or cost to borrow funds during the fiscal year ended December 27, 2012.
During the Fiscal 2012 Period, Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $131.8 million in the aggregate. In addition, on December 27, 2012, Regal paid an extraordinary cash dividend of $1.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $155.5 million. On February 7, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2013, to stockholders of record on March 5, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Net cash flows used in financing activities were approximately $306.7 million, $204.3 million and $299.5 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The net increase in cash flows used in financing activities during the Fiscal 2012 Period as compared to the Fiscal 2012 Period of $102.4 million was primarily attributable to a the impact of receiving $261.3 million in gross proceeds from the issuance of our 9 1/8% Senior Notes in the Fiscal 2011 Period, a $157.5 million increase in dividends paid to shareholders during the 2012 Fiscal Period as compared to the 2011 Fiscal Period, partially offset by a decrease in net payments on long-term debt obligations of $233.6 million and the impact of $74.7 million of cash used to redeem our 6 1/4% Convertible Senior Notes during the Fiscal 2011 Period. The net decrease in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $95.2 million was primarily attributable to a $197.3 million decrease in dividends paid to shareholders during the 2011 Fiscal Period as compared to the 2010 Fiscal Period, $53.9 million less cash used to redeem the Company's remaining 6 1/4% Convertible Senior Notes, the impact of $51.5 million cash used to redeem our 9 3/8% Senior Subordinated Notes during the Fiscal 2010

Period, and lower debt acquisition costs during the Fiscal 2011 Period, partially offset by a $212.5 million of incremental net payments on long-term debt obligations (including the Amended Senior Credit Facility described above).
On June 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR (Registration No. 333-182383-01). This registration statement enables us to offer to sell, from time to time, debt securities, Class A common stock, preferred stock, warrants, depositary shares, purchase contracts or units. The shelf registration statement will also permit our subsidiary, Regal Cinemas, to offer to sell, from time to time, debt securities, that may be guaranteed by us. Pursuant to the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue or guarantee securities under this registration statement. See "Recent Developments" above and Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K as of December 27, 2012 for information regarding securities issued under this automatic shelf registration statement subsequent to the year ended December 27, 2012.
EBITDA
Earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately $554.1 million, $405.3 million and $487.8 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The increase in EBITDA in the Fiscal 2012 Period from the Fiscal 2011 Period was primarily attributable to an increase in operating income as described above, the impact of the Fiscal 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility, incremental income from certain of the Company's equity method investments during the Fiscal 2012 Period and the impact of the impairment of our investment in RealD, Inc. recorded in the Fiscal 2011 Period, partially offset by lower earnings recognized from National CineMedia during the Fiscal 2012 Period. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets' analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2012 Period	Fiscal 2011 Period	Fiscal 2010 Period
EBITDA	$554.1	$405.3	$487.8
Interest expense, net	(135.0)	(149.7)	(148.1)
Provision for income taxes	(91.2)	(17.7)	(48.7)
Deferred income taxes	52.4	41.3	(7.5)
Changes in operating assets and liabilities	(70.8)	(19.4)	(51.0)
Loss on extinguishment of debt	—	21.9	23.5
Gain on sale of NCM, Inc. common stock	—	—	(52.0)
Impairment of investment in RealD, Inc.	—	13.9	—
Other items, net	37.1	57.5	55.4
Net cash provided by operating activities	$346.6	$353.1	$259.4
Interest Rate Swaps
As described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as of December 27, 2012, the Company maintained one effective hedging relationship via one distinct interest rate swap agreement (maturing June 30, 2015), which requires Regal Cinemas to pay interest at a fixed rate of 1.82% and receive interest at a variable rate. This interest rate swap agreement is designated to hedge $200.0 million of variable rate debt obligations at an effective rate of approximately 4.82% as of December 27, 2012.
Under the terms of the Company’s interest rate swap agreement as of December 27, 2012, Regal Cinemas receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the following three-month period. The interest rate swap settles any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swap will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swap, because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was entered into. The interest rate swap qualifies for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $200.0 million of variable rate obligations. The change in the fair value of the interest rate swap is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instrument (the one effective interest rate swap) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of the swap.
Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of December 27, 2012:

Nominal Amount		Effective Date	Base Rate	Receive Rate	Expiration Date
$200.0 million	(1)	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015
$100.0 million	(1)	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015
$150.0 million	(2)	December 31, 2013	0.817%	1-month LIBOR	December 31, 2016
_______________________________

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
Contractual Cash Obligations and Commitments
The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the

Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 27, 2012, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months		After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$1,930.8	$12.1	$27.2	$958.2		$933.3
Future interest on debt obligations(2)	688.1	119.4	236.2	215.6		116.9
Capital lease obligations, including interest(3)	13.5	3.4	5.8	4.3		—
Lease financing arrangements, including interest(3)	85.8	13.9	26.1	22.7		23.1
Purchase commitments(4)	77.3	62.7	14.6	—		—
Operating leases(5)	3,287.8	390.3	746.5	683.5	1,464	1,467.5
FIN 48 liabilities(6)	—	—	—	—		—
Other long term liabilities	0.5	0.3	0.2	—		—
Total	$6,083.8	$602.1	$1,056.6	$1,884.3		$2,540.8

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$85.0	$—	$—
_______________________________________________________________________________

(1)
These amounts are included on our consolidated balance sheet as of December 27, 2012 and exclude $250.0 million aggregate principal amount of our 5 3/4% Senior Notes issued on January 17, 2013. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations as of December 27, 2012 (consisting of approximately $788.4 million of variable interest rate borrowings under the New Term Loans, $525.0 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, and approximately $9.0 million of other debt obligations) are based on the stated fixed rate or in the case of the $788.4 million of variable interest rate borrowings under the New Term Loans, the current interest rate specified in our Amended Senior Credit Facility as of December 27, 2012 (3.21%). Future interest payments on the Company's hedged indebtedness as of December 27, 2012 (the remaining $200.0 million of borrowings under the New Term Loans) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 27, 2012 (3.00%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 27, 2012. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.31%, maturing in various installments through 2021. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of December 27, 2012, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

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

(6)
The table does not include approximately $7.6 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of December 27, 2012.

(7)
In addition, as of December 27, 2012, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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
Under the terms of the Company's effective interest rate swap agreement (which hedges an aggregate of $200.0 million of variable rate debt obligations as of December 27, 2012) described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at a fixed rate of 1.82% and receives interest at a variable rate based on the 3-month LIBOR.
As of December 27, 2012 and December 29, 2011, borrowings of $988.4 million and $998.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 3.53% (as of December 27, 2012) and 4.96% (as of December 29, 2011), after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the New Term Loans as of December 27, 2012, would increase or decrease interest expense by $3.5 million for the fiscal year ended December 27, 2012.
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
Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 27, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 27, 2012.
KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 27, 2012, as stated in their report which is included herein.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

        We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 27, 2012 and December 29, 2011, and the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended December 27, 2012. We also have audited Regal Entertainment Group's internal control over financial reporting as of December 27, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 27, 2012 and December 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 27, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Knoxville, Tennessee
February 22, 2013

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 27, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109.5	$253.0
Trade and other receivables	102.7	75.2
Income tax receivable	1.6	24.6
Inventories	17.8	14.8
Prepaid expenses and other current assets	14.8	14.1
Assets held for sale	—	0.6
Deferred income tax asset	11.4	21.2
TOTAL CURRENT ASSETS	257.8	403.5
PROPERTY AND EQUIPMENT:
Land	123.1	124.8
Buildings and leasehold improvements	1,955.2	1,953.8
Equipment	861.0	965.7
Construction in progress	9.0	7.1
Total property and equipment	2,948.3	3,051.4
Accumulated depreciation and amortization	(1,485.1)	(1,503.2)
TOTAL PROPERTY AND EQUIPMENT, NET	1,463.2	1,548.2
GOODWILL	267.8	178.8
INTANGIBLE ASSETS, NET	27.8	20.8
DEFERRED INCOME TAX ASSET	—	17.3
OTHER NON-CURRENT ASSETS	192.9	172.7
TOTAL ASSETS	$2,209.5	$2,341.3
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$22.0	$20.6
Accounts payable	157.0	174.5
Accrued expenses	67.6	69.0
Deferred revenue	102.2	89.6
Interest payable	38.7	47.0
TOTAL CURRENT LIABILITIES	387.5	400.7
LONG-TERM DEBT, LESS CURRENT PORTION	1,912.4	1,925.0
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	52.2	59.6
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	8.6	11.1
DEFERRED INCOME TAX LIABILITY	7.7	—
NON-CURRENT DEFERRED REVENUE	341.4	348.0
OTHER NON-CURRENT LIABILITIES	198.3	169.4
TOTAL LIABILITIES	2,908.1	2,913.8
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 131,743,778 and 130,864,513 shares issued and outstanding at December 27, 2012 and December 29, 2011, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 27, 2012 and December 29, 2011	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(694.0)	(577.6)
Retained earnings	1.4	15.7
Accumulated other comprehensive loss, net	(4.3)	(9.1)
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(696.8)	(570.9)
Noncontrolling interest	(1.8)	(1.6)
TOTAL DEFICIT	(698.6)	(572.5)
TOTAL LIABILITIES AND DEFICIT	$2,209.5	$2,341.3
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
REVENUES:
Admissions	$1,925.1	$1,842.6	$1,956.3
Concessions	748.4	708.0	724.3
Other operating revenues	150.7	131.1	127.3
TOTAL REVENUES	2,824.2	2,681.7	2,807.9
OPERATING EXPENSES:
Film rental and advertising costs	1,000.5	953.7	1,026.7
Cost of concessions	101.1	96.6	101.1
Rent expense	384.4	381.5	382.3
Other operating expenses	735.9	744.4	784.0
General and administrative expenses (including share-based compensation of $10.3, $7.9 and $8.4 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively)	68.8	65.8	66.7
Depreciation and amortization	183.1	197.6	213.4
Net loss on disposal and impairment of operating assets and other	16.2	20.8	17.9
TOTAL OPERATING EXPENSES	2,490.0	2,460.4	2,592.1
INCOME FROM OPERATIONS	334.2	221.3	215.8
OTHER EXPENSE (INCOME):
Interest expense, net	135.0	149.7	148.1
Loss on extinguishment of debt	—	21.9	23.5
Earnings recognized from NCM	(34.8)	(37.9)	(40.8)
Gain on sale of NCM, Inc. common stock	—	—	(52.0)
Impairment of investment in RealD, Inc.	—	13.9	—
Other, net	(1.9)	15.9	11.0
TOTAL OTHER EXPENSE (INCOME), NET	98.3	163.5	89.8
INCOME BEFORE INCOME TAXES	235.9	57.8	126.0
PROVISION FOR INCOME TAXES	91.2	17.7	48.7
NET INCOME	144.7	40.1	77.3
NONCONTROLLING INTEREST, NET OF TAX	0.1	0.2	0.3
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$144.8	$40.3	$77.6
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.94	$0.26	$0.51
Diluted	$0.93	$0.26	$0.50
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	154,174	153,577	153,399
Diluted	154,990	154,556	154,517
DIVIDENDS DECLARED PER COMMON SHARE	$1.84	$0.84	$2.12
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
NET INCOME	$144.7	$40.1	$77.3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	2.8	8.0	(6.8)
Change in fair value of available for sale securities	2.0	3.5	4.9
Other-than-temporary impairment of available for sale securities	—	(8.4)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4.8	3.1	(1.9)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	149.5	43.2	75.4
Comprehensive loss attributable to noncontrolling interests	0.1	0.2	0.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$149.6	$43.4	$75.7

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF DEFICIT
(in millions, except per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 31, 2009	130.3	$0.1	23.7	$—	$(282.9)	$47.0	$(10.3)	$(246.1)	$(0.8)	$(246.9)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	4.9	4.9	—	4.9
Net income attributable to controlling interest	—	—	—	—	—	77.6	—	77.6	—	77.6
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	—	—	—	7.2	—	—	7.2	—	7.2
Exercise of stock options	—	—	—	—	0.8	—	—	0.8	—	0.8
Tax benefits from exercise of stock options, vesting of restricted stock and other	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.40 per share	—	—	—	—	(195.8)	(20.2)	—	(216.0)	—	(216.0)
Cash dividends declared, $0.72 per share	—	—	—	—	(16.1)	(95.0)	—	(111.1)	—	(111.1)
Balances, December 30, 2010	130.6	0.1	23.7	—	(487.6)	9.4	(12.2)	(490.3)	(1.4)	(491.7)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	8.0	8.0	—	8.0
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	3.5	3.5	—	3.5
Other-than-temporary impairment of available for sale securities, net of tax	—	—	—	—	—	—	(8.4)	(8.4)	—	(8.4)
Net income attributable to controlling interest	—	—	—	—	—	40.3	—	40.3	—	40.3
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	7.4	—	—	7.4	—	7.4
Exercise of stock options	0.1	—	—	—	0.4	—	—	0.4	—	0.4
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.1)	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.84 per share	—	—	—	—	(95.8)	(34.0)	—	(129.8)	—	(129.8)
Balances, December 29, 2011	130.9	0.1	23.7	—	(577.6)	15.7	(9.1)	(570.9)	(1.6)	(572.5)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	2.8	2.8	—	2.8
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	2.0	2.0	—	2.0
Net income attributable to controlling interest	—	—	—	—	—	144.8	—	144.8	—	144.8
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	8.6	—	—	8.6	—	8.6
Exercise of stock options	0.3	—	—	—	2.5	—	—	2.5	—	2.5
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.1)	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.00 per share	—	—	—	—	(118.0)	(37.5)	—	(155.5)	—	(155.5)
Cash dividends declared, $0.84 per share	—	—	—	—	(8.9)	(121.6)	—	(130.5)	—	(130.5)
Balances, December 27, 2012	131.7	$0.1	23.7	$—	$(694.0)	$1.4	$(4.3)	$(696.8)	$(1.8)	$(698.6)
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144.7	$40.1	$77.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183.1	197.6	213.4
Amortization of debt discount and premium, net	(0.5)	0.1	5.9
Amortization of debt acquisition costs	3.6	4.0	6.9
Share-based compensation expense	10.3	7.9	8.4
Deferred income tax provision (benefit)	52.4	41.3	(7.5)
Net loss on disposal and impairment of operating assets and other	16.2	20.8	17.9
Impairment of investment in RealD, Inc.	—	13.9	—
Equity in (income) loss of non-consolidated entities	(5.8)	10.8	5.8
Excess cash distribution on NCM shares	7.7	7.6	7.3
Gain on sale of NCM, Inc. common stock	—	—	(52.0)
Proceeds from business interruption insurance claim	—	1.3	—
Loss on extinguishment of debt	—	21.9	23.5
Non-cash rent expense	5.7	5.2	3.5
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	(3.2)	(9.2)	(21.4)
Inventories	(2.7)	(0.1)	(2.4)
Prepaid expenses and other assets	0.7	2.1	2.0
Accounts payable	(22.9)	12.1	(36.1)
Income taxes payable	(20.4)	13.0	1.8
Deferred revenue	5.3	(13.8)	(0.1)
Accrued expenses and other liabilities	(27.6)	(23.5)	5.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	346.6	353.1	259.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89.2)	(87.2)	(98.4)
Proceeds from disposition of assets	5.8	20.5	34.7
Investment in non-consolidated entities	(7.5)	(37.0)	(29.9)
Cash used for acquisitions, net of cash acquired	(89.7)	—	(55.0)
Distributions to partnership	(0.1)	(0.1)	(0.1)
Changes in other long-term assets	(2.7)	—	—
Proceeds from property insurance claim	—	2.7	—
Net proceeds from sale of NCM, Inc. common stock	—	—	66.0
NET CASH USED IN INVESTING ACTIVITIES	(183.4)	(101.1)	(82.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(287.3)	(129.8)	(327.1)
Payments on long-term obligations	(20.6)	(1,260.2)	(29.2)
Proceeds from stock option exercises	2.5	0.4	0.8
Cash paid for tax withholdings and other	(1.8)	(1.3)	(0.9)
Excess tax benefits from share-based payment arrangements	0.5	0.1	0.1
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	—	261.3	275.0
Cash used to repurchase 6 1/4% Convertible Senior Notes	—	(74.7)	(128.6)
Payment of debt acquisition costs	—	(6.1)	(25.6)
Proceeds from Amended Senior Credit Facility	—	1,006.0	—
Cash used to redeem 9 3/8% Senior Subordinated Notes	—	—	(51.5)
Debt discount paid on Amended Senior Credit Facility	—	—	(12.5)
NET CASH USED IN FINANCING ACTIVITIES	(306.7)	(204.3)	(299.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143.5)	47.7	(122.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	253.0	205.3	328.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$109.5	$253.0	$205.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$46.7	$(18.1)	$68.8
Cash paid for interest	$141.7	$149.9	$114.8
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$0.8	$10.4	$5.9
Investment in DCIP	$—	$—	$12.6
Property and equipment acquired with debt	$—	$—	$13.3
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2012, December 29, 2011 and December 30, 2010

1. THE COMPANY AND BASIS OF PRESENTATION
Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.
Regal operates the largest theatre circuit in the United States, consisting of 6,880 screens in 540 theatres in 38 states and the District of Columbia as of December 27, 2012. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.
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
Revenue Recognition
Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the periods in which the advertising is displayed or when the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. Proceeds received from advance ticket sales and gift cards are recorded as deferred revenue. The Company recognizes revenue associated with gift cards and advanced ticket sales at such time as the items are redeemed, or when redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.
Cash Equivalents
The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents. At December 27, 2012, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.
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
The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 27, 2012 and December 29, 2011, the Company capitalized approximately $16.4 million and

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

$11.4 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.
The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years
As of December 27, 2012 and December 29, 2011, included in property and equipment is $104.1 million of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $63.1 million and $58.2 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.
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
This analysis resulted in the recording of impairment charges of $11.1 million, $17.9 million and $10.3 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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
In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, these rental costs have not been significant to our consolidated financial statements.
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
Goodwill
The carrying amount of goodwill at December 27, 2012 and December 29, 2011 was approximately $267.8 million and $178.8 million, respectively. The $89.0 million increase in goodwill during the year ended December 27, 2012 is attributable to the Company's acquisition of Great Escape Theatres during fiscal 2012, which is more fully described in Note 3—"Acquisitions." The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.
As part of the Company’s ongoing operations, we may close certain theatres within a reporting unit containing goodwill due to underperformance of the theatre or inability to renew our lease, among other reasons. Additionally, we generally abandon certain assets associated with a closed theatre, primarily leasehold improvements. Under ASC Topic 350, Intangibles—Goodwill and Other, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal. We evaluate whether the portion of a reporting unit being disposed of constitutes a business on the date of closure. Generally, on the date of closure, the closed theatre does not constitute a business because the Company retains assets and processes on that date essential to the operation of the theatre. These assets and processes are significant missing elements impeding the operation of a business. Accordingly, when closing individual theatres, we generally do not include goodwill in the calculation of any gain or loss on disposal of the related assets.
The Company's annual goodwill impairment assessments for the years ended December 27, 2012 and December 29, 2011 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.
Intangible Assets
As of December 27, 2012 and December 29, 2011, intangible assets totaled $40.6 million and $32.5 million, respectively, before accumulated amortization of $12.8 million and $11.7 million, respectively. Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres in fiscal 2008, the Company acquired certain identifiable intangible assets, including $9.9 million related to favorable leases with a weighted average amortization period of 13.1 years  and approximately $8.2 million related to an on-screen advertising contract which was amortized on a straight-line basis through January 2011. In addition, the Company acquired certain other identifiable intangible assets, consisting of $14.4 million related to favorable leases with a weighted average amortization period of 35 years, in connection with its acquisition of eight theatres acquired from AMC during fiscal 2010. In addition, the Company acquired certain other identifiable intangible assets, consisting of $8.1 million related to favorable leases with a weighted average amortization period of 22 years, in connection with its acquisition of Great Escape Theatres during fiscal 2012 (as described further under Note 3—"Acquisitions"). During the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recognized $1.1 million, $1.4 million and $3.9 million of amortization, respectively, related to these intangible assets. The Company did not record an impairment of any intangible assets during the years ended December 27, 2012, December 29, 2011 and December 30, 2010. Estimated amortization expense for the next five fiscal years for such intangible assets as of December 27, 2012 is projected below (in millions):

2013	$1.6
2014	1.6
2015	1.6
2016	1.6
2017	0.9
Debt Acquisition Costs
Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 27, 2012 and December 29, 2011 were $36.0 million, before accumulated amortization of $16.0 million and $12.4 million, respectively.
Investments
The Company accounts for its investments in non-consolidated entities using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities accounted for following the equity method of accounting in its consolidated statements of income. As of December 27, 2012, the Company holds a 19.7% interest in National CineMedia, LLC ("National CineMedia"), a 46.7% interest in Digital Cinema Implementation Partners, LLC and a 50% interest in Open Road Films (each as described further under Note 4—"Investments"). As described further under Note 4—"Investments," as of December 27, 2012, the Company has discontinued equity method accounting for its investment in Open Road Films and will not recognize its share of

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

any future undistributed equity in the earnings of Open Road Films until Open Road Films' future net earnings, net of distributions received, equal or exceed the amount of excess losses incurred through December 27, 2012. In addition, the Company holds an investment in available-for-sale equity securities of RealD, Inc., an entity specializing in the licensing of 3D technologies. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The carrying value of the Company's investment in these entities as of December 27, 2012 was approximately $149.9 million.
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
During the year ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately 6 months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. (1,222,780 shares) to fair value as of December 29, 2011.
Other than as described above, there was no impairment of the Company's investments during the years ended December 27, 2012, December 29, 2011, and December 30, 2010.
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
Interest Rate Swaps
Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations. Our interest rate swaps settle any accrued interest for cash on the last day of each

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. The fair value of the Company's interest rate swaps is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.
Deferred Revenue
Deferred revenue relates primarily to vendor marketing programs, gift cards and advance ticket sales, the amount we received related to the fiscal 2007 sale of our equity interest in Fandango and the amount we received for agreeing to the existing National CineMedia exhibitor services agreement ("ESA") modification described in Note 4—"Investments." Deferred revenue related to vendor marketing programs, gift cards and advance ticket sales are recognized as revenue as described above in this Note 2 under "Revenue Recognition." Deferred revenue related to the fiscal 2007 sale of our equity interest in Fandango has been amortized to revenue on a straight-line basis over the six-year term of the agreement. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 27, 2012 and December 29, 2011, approximately $337.6 million and $343.5 million of deferred revenue related to the ESA was recorded as a component of deferred revenue and non-current deferred revenue in the accompanying consolidated balance sheets.
Deferred Rent
The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities in the accompanying consolidated balance sheets.
Film Costs
The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film's theatrical run, but is typically "settled" within 2 to 3 months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement.
Loyalty Program
Members of the Regal Crown Club® earn credits for each dollar spent at one of the Company's theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the costs of these awards have not been significant to the Company's consolidated financial statements.
Advertising and Start-Up Costs
The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.
Stock-Based Compensation

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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
Segments
As of December 27, 2012, December 29, 2011 and December 30, 2010, the Company managed its business under one reportable segment: theatre exhibition operations.
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
Comprehensive Income
Total comprehensive income for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was $149.5 million, $43.2 million and $75.4 million, respectively. Total comprehensive income consists of net income and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangements and the change in fair value of available-for-sale equity securities (including other-than-temporary impairments) during each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010. The Company's interest rate swap arrangements and available-for-sale equity securities are further described in Note 5—"Debt Obligations" and Note 13—"Fair Value of Financial Instruments."
Reclassifications
Certain reclassifications have been made to the 2010 and 2011 consolidated financial statements to conform to the 2012 presentation.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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
In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-6, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, ("ASU 2010-6"). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and became effective for the Company as of the beginning of fiscal 2011.
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
In June 2011, the FASB issued new guidance under ASU 2011-5, Presentation of Comprehensive Income, which amends the presentation of comprehensive income and allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under ASU 2011-5, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-5 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively herein.
In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-8 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-8 became effective for the Company as of the beginning of fiscal 2012.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

retrospectively. ASU 2011-12 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively.

3. ACQUISITIONS
Acquisition of Great Escape Theatres
On November 29, 2012, Regal completed the acquisition of Great Escape Theatres, whereby it acquired a total of 25 theatres with 301 screens for an aggregate net cash purchase price of $89.7 million. The transaction involved multiple sellers and the aggregate purchase price included repayment of the sellers' debt and the assumption of working capital and is subject to customary post-closing adjustments. The sellers will also maintain an interest in the real property associated with seven of the acquired theatres. The acquisition of the Great Escape circuit enhanced Regal's presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia. The aggregate net cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.
 The following is a summary of the allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Current assets	$2.9
Property and equipment, net	22.0
Favorable leases	8.1
Goodwill	89.0
Current liabilities	(6.2)
Unfavorable leases	(26.1)
Total purchase price (1)	$89.7
________________________________

(1)
Subsequent to the year ended December 27, 2012, a post-closing working capital adjustment to the purchase price resulted in a $0.3 million increase in the net cash purchase price to approximately $90.0 million.

The transaction included the acquisition of certain favorable leases and unfavorable leases, which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average remaining amortization period for the favorable leases and the unfavorable leases are approximately 22 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.
The following unaudited pro forma results of operations for the years ended December 27, 2012 and December 29, 2011 assume the above acquisition occurred as of the beginning of fiscal 2011. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

	Year Ended December 27, 2012	Year Ended December 29, 2011
	(in millions except per share amounts)
Total revenues	$2,900.3	$2,761.4
Income from operations	343.4	228.8
Net income attributable to controlling interest	153.8	50.3
Earnings per share of Class A and Class B common stock:
Basic	1.00	0.33
Diluted	0.99	0.33
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
As a result of the transactions associated with the IPO and receipt of proceeds in excess of our investment balance, the Company reduced its investment in National CineMedia to zero. Accordingly, we will not provide for any additional losses as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, subsequent to the IPO, the Company determined it would not recognize its share of any undistributed equity in the earnings of National CineMedia pertaining to the Company's Initial Investment Tranche in

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

National CineMedia until National CineMedia's future net earnings, net of distributions received, equal or exceed the amount of the above described excess distribution. Until such time, equity in earnings related to the Company's Initial Investment Tranche in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution. The Company's Initial Investment Tranche is recorded at $0 cost.
In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years , provided National CineMedia with a 5-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.0756 payment per patron which will increase by 8% every 5 years starting at the end of fiscal 2011, a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $1,020 for fiscal 2012) and, effective beginning in fiscal 2012, an additional fixed $525 payment per digital screen. The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.
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
Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by the joint venture partners will be adjusted up or down through a formula primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a joint venture partner if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of two percent or more in the total annual attendance of all of the joint venture partners. In the event that a common unit adjustment is determined to be a negative number, the joint venture partner shall cause, at its election, either (a) the transfer and surrender to National CineMedia a number of common units equal to all or part of such joint venture partner's common unit

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

adjustment or (b) pay to National CineMedia, an amount equal to such joint venture partner's common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Additional Investments Tranche at an amount equal to the weighted average cost for the Additional Investments Tranche common units, with the difference between the two values recorded as a non-operating gain or loss.
As described further below, subsequent to the IPO and through December 27, 2012, the Company received from National CineMedia approximately 5.2 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.
The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in Regal's proportionate share of tax basis in NCM Inc.'s tangible and intangible assets. On the IPO date, NCM, Inc., the Company, AMC and Cinemark entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to us, AMC and Cinemark in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $8.5 million from NCM, Inc. during the year ended December 27, 2012 with respect to NCM, Inc.'s 2010 and 2011 taxable years. The Company received payments of $7.0 million from NCM, Inc. during the year ended December 29, 2011 with respect to NCM, Inc.'s 2009 and 2010 taxable years. Finally, during the year ended December 30, 2010, the Company received payments of $7.0 million with respect to NCM, Inc.'s 2008 and 2009 taxable years.
The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company's consolidated financial statements as of and for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

	As of the period ended				For the period ended
	Investment in NCM	Deferred Revenue	Due to NCM	Cash Received (Paid)	Earnings recognized from NCM	Other NCM Revenues	Gain on sale of NCM, Inc. common stock
Balance as of and for the period ended December 31, 2009	$79.1	$(344.1)	$(4.1)	$45.3	$38.6	$(13.0)	$—
Receipt of additional common units(1)	5.9	(5.9)	—	—	—	—	—
Payments to NCM for Consolidated screen integration(1)	—	0.8	2.8	(3.9)	—	—	—
Receipt of excess cash distributions(2)	(6.3)	—	—	36.0	(29.7)	—	—
Receipt under tax receivable agreement(2)	(1.1)	—	—	7.0	(5.9)	—	—
Revenues earned under ESA(3)	—	—	—	8.1	—	(8.1)	—
Amortization of deferred revenue(4)	—	4.8	—	—	—	(4.8)	—
Equity in earnings attributable to additional common units(5)	5.4	—	—	—	(5.4)	—	—
Redemption/sale of NCM stock(6)	(14.0)	—	—	66.0	—	—	(52.0)
Change in interest loss	(0.2)	—	—	—	0.2	—	—
Balance as of and for the period ended December 30, 2010	$68.8	$(344.4)	$(1.3)	$113.2	$(40.8)	$(12.9)	$(52.0)
Receipt of additional common units(1)	10.4	(10.4)	—	—	—	—	—
Payments to NCM for Consolidated screen integration(1)	—	—	1.3	(1.9)	—	—	—
Receipt of excess cash distributions(2)	(6.4)	—	—	33.3	(26.9)	—	—
Receipt under tax receivable agreement(2)	(1.2)	—	—	7.0	(5.8)	—	—
Revenues earned under ESA(3)	—	—	—	9.4	—	(9.4)	—
Amortization of deferred revenue(4)	—	5.3	—	—	—	(5.3)	—
Equity in earnings attributable to additional common units(5)	5.2	—	—	—	(5.2)	—	—
Balance as of and for the period ended December 29, 2011	$76.8	$(349.5)	$—	$47.8	$(37.9)	$(14.7)	$—
Receipt of additional common units(1)	0.8	(0.8)	—	—	—	—	—
Payments to NCM for Consolidated screen integration(1)	—	—			—	—	—
Receipt of excess cash distributions(2)	(6.0)	—	—	30.0	(24.0)	—	—
Receipt under tax receivable agreement(2)	(1.7)	—	—	8.5	(6.8)	—	—
Revenues earned under ESA(3)	—	—	—	11.0	—	(11.0)	—
Amortization of deferred revenue(4)	—	6.0	—	—	—	(6.0)	—
Equity in earnings attributable to additional common units(5)	4.1	—	—	—	(4.1)	—	—
Change in interest loss	(0.1)	—	—	—	0.1	—	—
Balance as of and for the period ended December 27, 2012	$73.9	$(344.3)	$—	$49.5	$(34.8)	$(17.0)	$—
_______________________________________________________________________________

(1)
On March 15, 2012, March 17, 2011 and March 17, 2010, we received from National CineMedia approximately 0.1 million, 0.6 million and 0.3 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were received. As a result of these adjustments, the Company recorded

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

increases to its investment in National CineMedia (along with corresponding increases to deferred revenue) of $0.8 million, $10.4 million and $5.9 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and National CineMedia following the units of revenue method as described in (4) below. These transactions caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 22.1 million common units. As a result, on a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of December 27, 2012.
Since Consolidated Theatres maintained an existing agreement with an on-screen advertising provider, National CineMedia was not provided access to such theatre locations until expiration of the related advertising contract. In accordance with the Common Unit Adjustment Agreement, Regal agreed to pay National CineMedia an amount that approximates the earnings before interest, taxes, depreciation and amortization that would have been generated by National CineMedia if it were able to sell on-screen advertising in the acquired theatre locations on an exclusive basis. The fair value of the screen integration payment was approximately $8.0 million and was accrued by the Company during 2008. Such amount was determined by the present value of the ultimate amount estimated to be paid to National CineMedia (approximately $8.9 million) through expiration of the on-screen advertising contract. The accretion associated with this obligation was reflected in interest expense over the life of the related obligation.

(2)
During the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company received $38.5 million, $40.3 million, $43.0 million, respectively, in cash distributions from National CineMedia (including payments of $8.5 million, $7.0 million, and $7.0 million received under the tax receivable agreement). Approximately $7.7 million, $7.6 million and $7.4 million of these cash distributions received during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $11.0 million, $9.4 million and $8.1 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $14.8 million, $14.2 million and $14.3 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively) for on-screen advertising time provided to our beverage concessionaire and other NCM revenue. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

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

As of December 27, 2012, approximately $2.5 million and $2.8 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 29, 2011, approximately $1.9 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.
Summarized unaudited consolidated statement of income information for National CineMedia for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 is as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Revenues	$435.4	$427.5	$380.7
Income from operations	193.7	190.6	168.2
Net income	134.5	139.5	128.5
Summarized unaudited consolidated balance sheet information for National CineMedia as of December 29, 2011 and December 30, 2010 is as follows (in millions):

	December 29, 2011	December 30, 2010
Current assets	$108.5	$116.4
Noncurrent assets	312.9	309.6
Total assets	421.4	426.0
Current liabilities	108.1	112.1
Noncurrent liabilities	840.8	820.5
Total liabilities	948.9	932.6
Members' deficit	(527.5)	(506.6)
Liabilities and members' deficit	421.4	426.0
As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 27, 2012.
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
The Company holds a 46.7% economic interest in DCIP as of December 27, 2012 and a one-third voting interest along with each of AMC and Cinemark. Since the Company is not the primary beneficiary of DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. The changes in the carrying amount of our investment in DCIP for the years ended December 27, 2012, December 29, 2011, and December 30, 2010 are as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

Balance as of December 31, 2009	$0.7
Equity contributions(1)	42.4
Equity in loss of DCIP(2)	(11.0)
Balance as of December 30, 2010	32.1
Equity contributions(1)	17.4
Equity in loss of DCIP(2)	(1.2)
Balance as of December 29, 2011	48.3
Equity contributions(1)	7.4
Equity in earnings of DCIP(2)	17.1
Balance as of December 27, 2012	$72.8
_______________________________________________________________________________

(1)
During the years ended December 27, 2012 and December 29, 2011, the Company effected additional cash investments in DCIP of approximately $7.4 million and $17.4 million, respectively. In addition to cash investments in DCIP totaling $0.7 million, upon execution of the Digital Cinema Agreements, the Company effected additional equity contributions to DCIP of approximately $41.7 million, consisting of cash and existing digital projection systems, during the year ended December 30, 2010.

(2)
For the years ended December 27, 2012, December 29, 2011, and December 30, 2010, the Company recorded earnings (losses) of $17.1 million, $(1.2) million, and $(11.0) million, respectively, representing its share of the net income (loss) of DCIP. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended December 27, 2012 and December 29, 2011, the Company incurred total rent of approximately $12.8 million and $7.4 million, respectively, associated with the leased digital projection systems.
During the year ended December 27, 2012, we installed 1,950 digital projection systems and operated 6,671 screens outfitted with digital projection systems as of December 27, 2012.
Summarized unaudited consolidated statement of operations information for DCIP for the years ended December 31, 2012 and 2011 is as follows (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenues	$166.2	$113.4
Income from operations	102.9	70.5
Net income (loss)	36.8	(2.5)
Summarized unaudited consolidated balance sheet information for DCIP as of December 31, 2012 and 2011 is as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

	December 31, 2012	December 31, 2011
Current assets	$56.3	$33.0
Noncurrent assets	1,153.6	1,054.8
Total assets	1,209.9	1,087.8
Current liabilities	54.2	34.1
Noncurrent liabilities	1,016.1	963.6
Total liabilities	1,070.3	997.7
Members' equity	139.6	90.1
Liabilities and members' equity	1,209.9	1,087.8

Other Investments
We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. The Company's cumulative cash investment in Open Road Films totaled approximately $20.0 million as of December 27, 2012 and may invest an additional $10.0 million in this joint venture. For the years ended December 27, 2012 and December 29, 2011, the Company recorded a loss of approximately $15.2 million and $14.8 million, respectively, representing its share of the net loss of Open Road Films. As a result of these cumulative losses, the Company reduced its investment in Open Road Films to a minimum carrying value of $(10.0) million as of December 27, 2012. Consistent with the accounting model provided by ASC 323-10-35-22, the Company will not provide for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films or is otherwise committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. As such, the Company has discontinued equity method accounting for its investment in Open Road Films as of December 27, 2012 and will not recognize its share of any future undistributed equity in the earnings of Open Road Films until Open Road Films' future net earnings, net of distributions received, equal or exceed the amount of excess losses (approximately $2.2 million) incurred through December 27, 2012. The carrying value of the Company's investment in Open Road Films as of December 27, 2012 is included in the consolidated balance sheet as a component of "Other Non-Current Liabilities."
Summarized unaudited consolidated statement of operations information for Open Road Films for the years ended December 31, 2012 and 2011 is as follows (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$118.0	$9.1
Operating loss	(32.4)	(28.0)
Net loss	(34.7)	(29.2)

Summarized unaudited consolidated balance sheet information for Open Road Films as of December 31, 2012 and 2011 is as follows (in millions):

	December 31, 2012	December 31, 2011
Current assets	$42.7	$10.5
Noncurrent assets	7.4	5.1
Total assets	50.1	15.6
Current liabilities	72.6	5.3
Noncurrent liabilities	1.9	—
Total liabilities	74.5	5.3
Members' equity (deficit)	(24.4)	10.3
Liabilities and members' equity	50.1	15.6

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security. The Company has determined that its RealD, Inc. shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized. The carrying value of the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

Company's investment in RealD, Inc. as of December 27, 2012 was approximately $13.2 million. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets."
5. DEBT OBLIGATIONS
Debt obligations at December 27, 2012 and December 29, 2011 consist of the following (in millions):

	December 27, 2012	December 29, 2011
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$988.4	$998.5
Regal 9 1/8% Senior Notes, including premium	533.4	534.8
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	393.7	392.7
Lease financing arrangements, weighted average interest rate of 11.31% maturing in various installments through January 2021	59.6	66.0
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	11.1	13.3
Other	9.0	11.0
Total debt obligations	1,995.2	2,016.3
Less current portion	22.0	20.6
Total debt obligations, less current portion	$1,973.2	$1,995.7
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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

•	maximum ratio of funded debt (net of unencumbered cash) to consolidated EBITDA of 4.00 to 1.0 throughout the term of the Amended Senior Credit Facility;

•	minimum ratio of (i) consolidated EBITDAR to (ii) the sum of interest expense plus lease expense of 1.50 to 1.0 throughout the term of the Amended Senior Credit Facility; and

•	maximum capital expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a 1 year carryforward for unused amounts from the prior fiscal year.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

satisfaction of other conditions, as well as other term loans for acquisitions and certain capital expenditures subject to lenders providing additional commitments and satisfaction of other conditions.
As of December 27, 2012 and December 29, 2011, borrowings of $988.4 million and $998.5 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 3.53% (as of December 27, 2012) and 4.96% (as of December 29, 2011), after the impact of the interest rate swaps described below is taken into account.
Regal 9 1/8% Senior Notes—On August 10, 2010, Regal entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as the representatives of the underwriters, with respect to the Company's issuance and sale of $275.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes (the "9 1/8%% Senior Notes"). On August 16, 2010, the Company issued the 9 1/8% Senior Notes under the Indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the 6 1/4% Convertible Senior Notes.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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
The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas' existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the "Note Guarantors"). The guarantees of the 8 5/8% Senior Notes are the Note Guarantors' general senior unsecured obligations and rank equally in right of payment with all of the Note Guarantors' existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes and rank senior in right of payment to all of the Note Guarantors' existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of the Note Guarantors' existing and future secured indebtedness, including the guarantees under the Amended Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Note Guarantors' subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.
Interest Rate Swaps
As of December 27, 2012, the Company maintained one effective hedging relationship via one distinct interest rate swap agreement (maturing June 30, 2015), which requires Regal Cinemas to pay interest at a fixed rate of 1.82% and receive interest at a variable rate. This interest rate swap agreement is designated to hedge $200.0 million of variable rate debt obligations at an effective rate of approximately 4.82% as of December 27, 2012.
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
Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of December 27, 2012:

Nominal Amount		Effective Date	Base Rate	Receive Rate	Expiration Date
$200.0 million	(1)	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015
$100.0 million	(1)	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015
$150.0 million	(2)	December 31, 2013	0.817%	1-month LIBOR	December 31, 2016
______________________________

(1)
During the year ended December 29, 2011, Regal Cinemas entered into two hedging relationships via two distinct interest rate swap agreements with effective dates beginning on June 30, 2012 and December 31, 2012, respectively, and maturity terms ending on June 30, 2015 and December 31, 2015, respectively.  These swaps require Regal Cinemas to pay interest

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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
Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2013	$12.1	$3.4	$13.9	$29.4
2014	14.8	3.4	13.9	32.1
2015	12.4	2.4	12.2	27.0
2016	10.1	2.2	11.3	23.6
2017	948.1	2.1	11.4	961.6
Thereafter	933.3	—	23.1	956.4
Less: debt discount	(6.3)	—	—	(6.3)
Less: interest on capital leases and lease financing arrangements	—	(2.4)	(26.2)	(28.6)
Totals	$1,924.5	$11.1	$59.6	$1,995.2
6. LEASES
The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 27, 2012, are summarized for the following fiscal years (in millions):

2013	$390.3
2014	381.2
2015	365.3
2016	347.6
2017	335.9
Thereafter	1,467.5
Total	$3,287.8
Rent expense under such operating leases amounted to $384.4 million, $381.5 million and $382.3 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. Contingent rent expense was $21.8 million, $20.4 million and $22.4 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

Sale-Leaseback Transactions
The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.
In December 1995, United Artists Theatre Circuit, Inc. ("UATC") entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 27, 2012, 11 theatres were subject to the sale leaseback transaction and approximately $21.1 million in principal amount of pass-through certificates were outstanding.
7. INCOME TAXES
The components of the provision for income taxes for income from operations are as follows (in millions):

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Federal:
Current	$36.8	$(21.3)	$41.4
Deferred	44.5	44.0	0.4
Total Federal	81.3	22.7	41.8
State:
Current	2.0	(2.3)	14.8
Deferred	7.9	(2.7)	(7.9)
Total State	9.9	(5.0)	6.9
Total income tax provision	$91.2	$17.7	$48.7
During the years ended December 27, 2012, December 29, 2011 and December 30, 2010, a current tax benefit of $1.5 million, $0.4 million and $0.7 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.
A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Provision calculated at federal statutory income tax rate	$82.6	$20.2	$44.1
State and local income taxes, net of federal benefit	6.5	(3.3)	5.8
Federal hiring credits	—	(1.1)	(0.3)
Other	2.1	1.9	(0.9)
Total income tax provision	$91.2	$17.7	$48.7

Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

	December 27, 2012	December 29, 2011
Deferred tax assets:
Net operating loss carryforward	$27.4	$35.9
Excess of tax basis over book basis of intangible assets	—	11.0
Deferred revenue	137.9	139.5
Deferred rent	53.5	52.7
Other	21.7	25.5
Total deferred tax assets	240.5	264.6
Valuation allowance	(16.2)	(16.0)
Total deferred tax assets, net of valuation allowance	224.3	248.6
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(41.9)	(61.4)
Excess of book basis over tax basis of intangible assets	(0.9)	—
Excess of book basis over tax basis of investments	(176.0)	(146.9)
Other	(1.8)	(1.8)
Total deferred tax liabilities	(220.6)	(210.1)
Net deferred tax asset	$3.7	$38.5
At December 27, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $37.0 million with expiration commencing in 2018. The Company's net operating loss carryforwards were generated by the entities of United Artists and Edwards. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists and Edwards may be impaired as a result of the "ownership change" limitations.
In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $16.2 million and $16.0 million as of December 27, 2012 and December 29, 2011, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 27, 2012, the valuation allowance was increased by $0.4 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended December 27, 2012 would not be realized. Also during the year ended December 27, 2012, the valuation allowance was decreased by $0.2 million primarily related to a change in management's determination of the Company's ability to utilize certain state net operating losses created in years ended before December 29, 2011.
Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. A reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 27, 2012 and December 29, 2011 was as follows (in millions):

	Year Ended December 27, 2012	Year Ended December 29, 2011
Beginning balance	$21.8	$29.7
Decreases related to prior year tax positions	—	(3.0)
Increases related to current year tax positions	0.1	0.1
Lapse of statute of limitations	(8.3)	(5.0)
Ending balance	$13.6	$21.8
Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $1.0 million and $2.0 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 27, 2012 and December 29, 2011, were $7.1 million and $12.4 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 27, 2012 and December 29, 2011 were approximately $1.7 million.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2012 and December 29, 2011, the Company has accrued gross interest and penalties of approximately $1.6 million and $3.6 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was $(2.0) million, $(0.8) million and $1.1 million, respectively.
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
As further described in Note 4—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service ("IRS") is currently examining National CineMedia's 2007 and 2008 income tax returns and, as of December 27, 2012, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.'s IPO. Management has evaluated the proposed adjustment and does not anticipate the adjustment would result in a material change to the Company's results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of December 27, 2012.
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
For example, on October 9, 2012, staff at the San Francisco Regional Water Quality Board (the “Regional Board”) notified counsel for United Artists Theatre Circuit, Inc. (“UATC”), an indirect wholly owned subsidiary of the Company, that the Regional Board is contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. According to the Regional Board, the property in question has been contaminated by dry cleaning facilities that operated at the property in question from 1961 until 1996. The Regional Board is also contemplating issuing the order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. While UATC intends to vigorously defend these matters, we cannot yet predict the outcome or the magnitude of any clean-up costs. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.
With respect to certain matters and proceedings described herein, management has estimated the upper end of the range of reasonably possible loss to be approximately $0.1 million. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

In situations where management believes that a loss arising from such proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $6.4 million (primarily landlord-tenant disputes) as of December 27, 2012. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.
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
In addition, from time to time, the Company receives letters from the state officials in states where we operate theatres regarding investigation into the accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has announced its intention to deploy new digital captioning and descriptive video systems during 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company expects the capital outlay with respect to these systems to be approximately $7.4 million. Notwithstanding these efforts, the Company continues to defend claims made by private litigants that Regal has violated state law by not providing captioning for the deaf and hard of hearing. Regardless, the Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.
The Company has entered into employment contracts (the "employment contracts"), with four of its current executive officers, Ms. Miles and Messrs. Dunn, Ownby, and Brandow, to whom we refer as the "executive" or "executives." Under each of the employment contracts, the Company must indemnify each executive from and against all liabilities with respect to such executive's service as an officer, and as a director, to the extent applicable. In addition, under the employment contracts, each executive is entitled to severance payments in connection with the termination by the Company of the executive without cause, the termination by the executive for good reason, or the termination of the executive, under circumstances in connection with a change in control of the Company (as defined within each employment contract).
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
If the Company terminates any executive's employment, or if any executive resigns for good reason, within three (3)months prior to, or one (1) year after, a change of control of the Company (as defined within each employment contract), the executive shall be entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, that

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

executive would have received with respect to the fiscal year in which the termination occurs; and (ii)(a) in the case of Ms. Miles, two and one-half times the executive's annual base salary plus two times the executive's target bonus; and (b) in the case of Messrs. Dunn, Ownby, and Brandow, two times the executive's annual salary plus one and one-half times the executive's target bonus; and (iii) continued coverage under any medical, health and life insurance plans for a 30-month period following the date of termination.
Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $10.0 million.
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
As of December 27, 2012, the Company's authorized capital stock consisted of:

•	500,000,000 shares of Class A common stock, par value $0.001 per share;

•	200,000,000 shares of Class B common stock, par value $0.001 per share; and

•	50,000,000 shares of preferred stock, par value $0.001 per share.
Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 27, 2012, 131,743,778 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 27, 2012, all of which are beneficially owned by Anschutz Company ("Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 27, 2012. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
Preferred Stock
The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 27, 2012, no shares of preferred stock are outstanding.
Share Repurchase Program
During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a 12 month period. The share repurchase program expired in November 2009. The Company made no repurchases of its outstanding Class A common stock under the program during the years ended December 27, 2012, December 29, 2011 and December 30, 2010.
Warrants
No warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 27, 2012.
Dividends
Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $131.8 million in the aggregate, during the year ended December 27, 2012. In addition, on November 29, 2012, Regal declared an extraordinary cash dividend of $1.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $155.5 million in the aggregate. Stockholders of record at the close of business on December 11, 2012 were paid this dividend on December 27, 2012. Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $129.8 million in the aggregate, during the year ended December 29, 2011. Regal paid four quarterly cash dividends of $0.18 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $111.1 million in the aggregate, during the year ended December 30, 2010. In addition, on December 1, 2010, Regal declared an extraordinary cash dividend of $1.40 per share on each outstanding share of its Class A and Class B common stock, or approximately $216.0 million in the aggregate. Stockholders of record at the close of business on December 20, 2010 were paid this dividend on December 30, 2010.
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
In connection with the July 1, 2003, June 2, 2004, April 13, 2007, December 30, 2010, and December 27, 2012 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $8.8560 to $13.7171 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,241,793, and an increase in the total number of authorized shares under the Incentive Plan to 23,319,207 (after giving effect to the 2005 and 2012 amendments to the Incentive Plan, which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 6,889,759 shares. As of December 27, 2012, and after giving effect to the antidilution adjustments and the May 11, 2005 amendment to the Incentive Plan, options to purchase a total of 106,136 shares of Class A common stock were outstanding under the Incentive Plan, and 5,341,657 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

as a result of the extraordinary cash dividends because the aggregate fair value of the awards immediately before and after the modifications was the same.
Stock Options
Stock option grants have been established at prices not less than the fair market value as of the date of grant and are exercisable in installments of 20% per year and expire no later than 10 years  from the date of grant. There were no stock options granted during the years ended December 27, 2012, December 29, 2011 and December 30, 2010. No compensation expense related to stock options was recorded during the years ended December 27, 2012, December 29, 2011 and December 30, 2010.
The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 27, 2012, the accompanying consolidated statement of cash flows reflects approximately $0.5 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $2.5 million for the year ended December 27, 2012. The actual income tax benefit realized from stock option exercises was $0.9 million for the same period.
The following table represents stock option activity for the year ended December 27, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of year	454,951	$8.69	0.85
Granted during the year	—	—
Exercised during the year	(341,940)	7.31
Forfeited during the year	(13,574)	8.08
Antidilution adjustments made to outstanding options in connection with the extraordinary dividend declared during the quarter ended December 27, 2012	6,699	12.67
Outstanding options at end of year	106,136	$12.67	1.11
Exercisable options at end of year	106,136	$12.67	1.11
The aggregate intrinsic value of options outstanding and exercisable at December 27, 2012 was approximately $0.1 million. Total intrinsic value of options exercised was $2.2 million, $0.5 million and $0.5 million, for the years ended December 27, 2012, December 29, 2011, and December 30, 2010, respectively. As of December 27, 2012 and December 29, 2011, the Company had no nonvested stock options outstanding.
Restricted Stock
The Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan. Through fiscal 2009, 1,339,335 shares were granted under the Incentive Plan at nominal cost to officers, key employees and certain directors. The closing price of the Company's Class A common stock on the date of grant ranged from $10.01 to $22.40 per share.
On January 13, 2010, 289,679 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 12, 2011, 349,856 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On various dates during the fiscal year ended December 27, 2012, 335,496 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for 4 years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of the Company's Class A common stock on the date of this grant was $14.72 per share

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

on January 13, 2010, $12.21 per share on January 12, 2011, and ranged from $12.30 to $13.42 per share on the dates of the fiscal 2012 grants. The Company assumed forfeiture rates ranging from 0% to 4% for the restricted stock awards.
During the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company withheld approximately 140,775 shares, 99,217 shares and 62,171 shares, respectively, of restricted stock at an aggregate cost of approximately $1.8 million, $1.3 million and $0.9 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards. In addition, on January 14, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012. These awards are scheduled to fully vest on January 14, 2013, the one year anniversary of the calculation date.
During the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recognized approximately $4.6 million, $4.4 million and $4.4 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 27, 2012, we have unrecognized compensation expense of $6.6 million associated with restricted stock awards.
The following table represents the restricted stock activity for the years ended December 27, 2012, December 29, 2011 and December 30, 2010:

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Unvested at beginning of year:	950,318	971,110	971,568
Granted during the year	335,496	349,856	289,679
Vested during the year	(453,107)	(323,880)	(283,108)
Forfeited during the year	(17,366)	(46,768)	(7,029)
Conversion of performance shares during the year	360,489	—	—
Unvested at end of year	1,175,830	950,318	971,110
During the year ended December 27, 2012, the Company paid four cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $1.0 million. In addition, on December 27, 2012, Regal paid an extraordinary cash dividend of $1.00 on each share of outstanding restricted stock totaling approximately $1.2 million.
Performance Share Units
The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a "Performance Agreement"). The original Performance Agreement covered 843,660 performance shares granted through fiscal 2008 (each, a "2006 Performance Agreement"). As of December 27, 2012, no shares were earned under these grants as a result of performance criteria not achieved at the respective calculation dates.
In 2009, the Company adopted an amended and restated form of Performance Agreement (each, a "2009 Performance Agreement"). On January 14, 2009, 401,907 performance shares were granted under the Incentive Plan, at nominal cost to officers and key employees. In addition, on January 13, 2010, 311,953 performance shares were granted under the Incentive Plan, at nominal cost to officers and key employees. On January 12, 2011, 376,902 performance shares were granted under the incentive plan at nominal cost to officers and key employees. Finally, during the fiscal year ended December 27, 2012, 330,124 performance shares were granted under the incentive plan at nominal cost to officers and key employees. Under the 2009 Performance Agreement, which is described in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2012 proxy statement filed with the Commission on April 20, 2012, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2013 (the third anniversary of the grant date for the January 13, 2010 grant), January 12, 2014 (the third anniversary of the grant date for the January 12, 2011 grant), January 11, 2015 (the third anniversary of the grant date for the January 11, 2012 grant), and June 25, 2015 (the third anniversary of the grant date for the June 25, 2012 grant), as set forth in the 2009 Performance Agreement. All such performance shares vest on the fourth

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company's Class A common stock on the date of this grant was $10.01 per share on January 14, 2009, $14.72 per share on January 13, 2010, $12.21 per share on January 12, 2011, $12.30 on January 11, 2012 and $13.42 on June 25, 2012 which approximates the respective grant date fair value of the awards. The Company assumed forfeiture rates ranging from 4% to 8% for the performance share grants.
As of the respective grant dates, the aggregate grant date fair value of performance share awards outstanding as of December 27, 2012 was determined to be $21.1 million, which includes related dividends on shares estimated to be earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected term of the awards of 4 years. During the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recognized approximately $5.7 million, $3.5 million and $4.0 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 27, 2012, we have unrecognized compensation expense of $8.4 million associated with performance share units. On January 14, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012.
The following table summarizes information about the Company's number of performance shares for the years ended December 27, 2012, December 29, 2011 and December 30, 2010:

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Unvested at beginning of year:	1,227,207	1,115,363	999,330
Granted (based on target) during the year	330,124	376,902	311,953
Cancelled/forfeited during the year	(267,819)	(265,058)	(195,920)
Conversion to restricted shares during the year	(360,489)	—	—
Unvested at end of year	929,023	1,227,207	1,115,363
In connection with the conversion of the above 360,489 performance shares, during the year ended December 27, 2012, the Company paid a cumulative cash dividend of $3.68 (representing the sum of all cash dividends paid from January 14, 2009 through January 14, 2012) on each performance share converted, totaling approximately $1.3 million. The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.5 million shares of restricted stock could be issued if the performance criteria maximums are met.
10. RELATED PARTY TRANSACTIONS
During each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.
During each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.
During the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company received approximately $0.5 million, $0.5 million and $0.5 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. As of December 31, 2009, the Company was due approximately $0.6 million from the Anschutz affiliate related to certain reimbursable costs (primarily pre-opening costs) associated with the theatre. This amount was paid to Regal during the year ended December 30, 2010.
Please also refer to Note 4—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.
11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $2.9 million, $2.9 million and $2.8 million to the 401k Plan in 2012, 2011 and 2010, respectively.
Union-Sponsored Plans
As of December 27, 2012, certain former theatre employees are covered by nine insignificant union-sponsored multiemployer pension and health and welfare plans. Company contributions into those plans were determined in accordance with provisions of negotiated labor contracts and aggregated approximately $0.1 million, $0.1 million and $0.2 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.
During the year ended December 27, 2012, the Company received a notice of a written demand in the amount of $0.2 million for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 640, IATSE Welfare and Retirement Funds ("Local 640") (Employment Identification No. 113507668), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 640 during the year ended December 27, 2012. The Company has established an estimated withdrawal liability of approximately $0.9 million related to all nine plans, including Local 640, where it ceased making contributions as of December 27, 2012.
During the year ended December 29, 2011, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Pension and Welfare Funds of Moving Picture Machine Operators Union of Greater New York, Local 306 ("Local 306") (Employment Identification No. 131665124), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 306 during the year ended December 29, 2011. During fiscal 2012, the Company provided Local 306 with a lump sum settlement payment of approximately $2.6 million to satisfy in full the withdrawal liability associated with the Local 306 plan.
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
The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

	Year Ended December 27, 2012		Year Ended December 29, 2011			Year Ended December 30, 2010
	Class A	Class B	Class A		Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$122.5	$22.3	$34.1		$6.2	$65.6		$12.0
Denominator:
Weighted average common shares outstanding (in thousands)	130,465	23,709	129,868		23,709	129,690		23,709
Basic earnings per share	$0.94	$0.94	$0.26		$0.26	$0.51		$0.51
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$122.5	$22.3	$34.1		$6.2	$65.6		$12.0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	22.3	—	6.2		—	12.0		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	(0.2)	—		—	—		(0.2)
Interest expense on 6 1/4% Convertible Senior Notes	—	—	—	(1)	—	—	(1)	—
Allocation of undistributed earnings	$144.8	$22.1	$40.3		$6.2	$77.6		$11.8
Denominator:
Number of shares used in basic computation (in thousands)	130,465	23,709	129,868		23,709	129,690		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709		—	23,709		—
Stock options	23	—	147		—	163		—
Restricted stock and performance shares	793	—	832		—	955		—
Conversion of 6 1/4% Convertible Senior Notes	—	—	—	(1)	—	—	(1)	—
Number of shares used in per share computations (in thousands)	154,990	23,709	154,556		23,709	154,517		23,709
Diluted earnings per share	$0.93	$0.93	$0.26		$0.26	$0.50		$0.50
_______________________________________________________________________________

(1)	No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 27, 2012:

	Total Carrying Value at December 27, 2012	Fair Value Measurements at December 27, 2012 Using
		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available-for-sale(1)	$13.2	$13.2	$—	$—
Total assets at fair value	$13.2	$13.2	$—	$—
Liabilities:
Interest rate swaps(2)	$10.3	$—	$10.3	$—
Total liabilities at fair value	$10.3	$—	$10.3	$—
_______________________________________________________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.'s publicly traded common stock price, which currently falls under Level 1 of the valuation hierarchy. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive loss" on a quarterly basis. The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of December 27, 2012 of $10.79 per share.

(2)
The fair value of the Company's interest rate swaps described in Note 5—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of December 27, 2012, the aggregate fair value the Company's interest rate swaps was determined to be approximately $(10.3) million, which was recorded as components of "Other Non-Current Liabilities" ($6.6 million) and "Accrued expenses" ($3.7 million) with a corresponding amount of $(6.3) million, net of tax, recorded to "Accumulated other comprehensive loss, net." As of December 29, 2011, the aggregate fair value of the Company's interest rate swaps was determined to be approximately $(15.0) million, which was recorded as components of "Other Non-Current Liabilities" ($4.5 million) and "Accrued expenses" ($10.5 million) with a corresponding amount of $(9.1) million, net of tax, recorded to "Accumulated other comprehensive loss, net." These interest rate swaps exhibited no ineffectiveness during the years ended December 27, 2012, December 29, 2011 and December 30, 2010 and accordingly, the net gain (loss) on the swaps of $2.8 million, $8.0 million and $(6.8) million, respectively, were reported as a component of other comprehensive loss for the years ended December 27, 2012, December 29, 2011 and December 30, 2010.

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the years ended December 27, 2012, December 29, 2011 and December 30, 2010.
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
Long-Lived Assets, Intangible Assets and Other Investments
As further described in Note 2—"Summary of Significant Accounting Policies," the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities accounted for under the equity method, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.
The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $11.1 million, $17.9 million and $10.3 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.
The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method during the years ended December 27, 2012, December 29, 2011 or December 30, 2010.
Long term obligations, excluding capital lease obligations, lease financing arrangements and other:
The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 27, 2012 and December 29, 2011. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes and the 8 5/8% Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of December 27, 2012 and December 29, 2011.
The aggregate carrying values and fair values of long-term debt at December 27, 2012 and December 29, 2011 consist of the following:

	December 27, 2012	December 29, 2011
	(in millions)
Carrying value	$1,915.5	$1,926.0
Fair value	$2,023.7	$1,989.8
14. SUBSEQUENT EVENTS
Restricted Stock and Performance Share Grants
On January 9, 2013, 297,866 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $14.19 per share.
Also on January 9, 2013, 293,961 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 9, 2016 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $14.19 per share.
Issuance of Regal 5 3/4% Senior Notes
On January 14, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC as the representatives of the underwriters named therein (the “Underwriters”), with respect to the Company's offering of $250.0 million aggregate principal amount of its 5 3/4% senior notes due 2025 (the “5 3/4% Senior Notes”) in a registered public offering. The Underwriting Agreement includes customary representations, warranties and covenants.  Under the terms of the Underwriting Agreement, the Company has agreed to indemnify the Underwriters against certain liabilities.
On January 17, 2013, the Company issued the 5 3/4% Senior Notes under an Indenture (the “Base Indenture”), dated as of January 17, 2013, as supplemented by the First Supplemental Indenture (the “Supplemental Indenture,” and collectively with the Base Indenture, the “Indenture”), dated as of January 17, 2013, with Wilmington Trust, National Association, as trustee. The offering was registered pursuant to the Company's effective shelf registration statement on Form S-3 (File No. 333-182383) (the “Registration Statement”) and the related base prospectus included in the Registration Statement, as supplemented by the final prospectus supplement dated January 14, 2013 and filed with the Commission on January 15, 2013 (the “Prospectus”). Net proceeds from the offering were approximately $244.0 million, after deducting underwriting discounts and offering expenses. Regal intends to use the net proceeds from the offering for general corporate purposes, which may include future acquisitions and the redemption, repayment or repurchase of indebtedness.
The 5 3/4% Senior Notes bear interest at a rate of 5 3/4% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2013.  The 5 3/4% Senior Notes will mature on February 1, 2025.  The 5 3/4% Senior Notes will be the Company's senior unsecured obligations.  They will rank equal in right of payment with all of the Company's existing and future senior unsecured indebtedness and prior to all of the Company's future subordinated indebtedness.  The 5 3/4% Senior Notes will be effectively subordinated to all of the Company's future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.  None of the Company's subsidiaries will guarantee any of the Company's obligations with respect to the 5 3/4% Senior Notes.
Prior to February 1, 2018, the Company may redeem all or any part of the 5 3/4% Senior Notes at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium.  The Company may redeem the 5 3/4% Senior Notes in whole or in part at any time on or after February 1, 2018 at the redemption prices specified in the Prospectus.  In addition, prior to February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes from the net proceeds from certain equity offerings at the redemption price specified in the Prospectus.
If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
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
Copies of the Underwriting Agreement, the Base Indenture and the Supplemental Indenture are attached as exhibits to a Form 8-K filed by the Company on January 17, 2013. The foregoing descriptions of the terms of the Underwriting Agreement, the Base Indenture and the Supplemental Indenture are qualified in their entirety by reference to these exhibits.
Quarterly Dividend Declaration
On February 7, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2013, to stockholders of record on March 5, 2013.
Acquisition of Hollywood Theaters
On February 16, 2013, Regal and its wholly owned subsidiary, RGCS Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wallace Theater Holdings, Inc. (“Hollywood Theaters”) and WTH Holdings, L.L.C., pursuant to which Merger Sub will merge with and into Hollywood Theaters and Hollywood Theaters will become a wholly owned subsidiary of Regal. Upon consummation of the transaction, Regal will acquire a total of 43 theatres with 513 screens in 16 states and 3 U.S. territories. The purchase price will consist of $191 million in cash, approximately $47 million of assumed lease obligations, comprised of capital leases and financing obligations, and certain working capital. The cash portion of the purchase price includes repayment of approximately $157 million of Hollywood Theaters' debt and is subject to customary post-closing adjustments.

The parties have made customary representations, warranties and covenants in the Merger Agreement.  The Merger Agreement provides for $19.8 million to be held back in an escrow account until the 15 month anniversary of the closing date.  Consummation of the transaction is contingent upon customary closing conditions and is expected to be completed during Regal's second fiscal quarter of 2013.
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$53.8	$55.7	$—	$109.5
Trade and other receivables, net	—	—	102.9	1.4	—	104.3
Other current assets	—	—	40.2	3.8	—	44.0
TOTAL CURRENT ASSETS	—	—	196.9	60.9	—	257.8
Property and equipment, net	20.7	—	1,419.4	35.4	(12.3)	1,463.2
Goodwill and other intangible assets	—	—	288.5	7.1	—	295.6
Deferred income tax asset	2.4	—	14.0	—	(16.4)	—
Other non-current assets	7.2	1,144.1	1,020.9	84.9	(2,064.2)	192.9
TOTAL ASSETS	$30.3	$1,144.1	$2,939.7	$188.3	$(2,092.9)	$2,209.5
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.0	$10.1	$—	$15.3	$(5.4)	$22.0
Accounts payable	0.4	—	150.7	5.9	—	157.0
Accrued expenses and other liabilities	183.3	20.2	162.9	6.9	(164.8)	208.5
TOTAL CURRENT LIABILITIES	185.7	30.3	313.6	28.1	(170.2)	387.5
Long-term debt, less current portion	540.4	1,372.0	—	—	—	1,912.4
Lease financing arrangements, less current portion	—	—	52.2	—	—	52.2
Capital lease obligations, less current portion	—	—	7.8	0.8	—	8.6
Deferred income tax liability	—	—	—	24.1	(16.4)	7.7
Other liabilities	1.0	—	512.9	25.8	—	539.7
TOTAL LIABILITIES	727.1	1,402.3	886.5	78.8	(186.6)	2,908.1
EQUITY (DEFICIT):
Stockholders' equity (deficit) of Regal Entertainment Group	(696.8)	(258.2)	2,055.3	109.2	(1,906.3)	(696.8)
Noncontrolling interest	—	—	(2.1)	0.3	—	(1.8)
TOTAL EQUITY (DEFICIT)	(696.8)	(258.2)	2,053.2	109.5	(1,906.3)	(698.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$30.3	$1,144.1	$2,939.7	$188.3	$(2,092.9)	$2,209.5

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,605.2	$225.0	$(6.0)	$2,824.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	924.1	76.4	—	1,000.5
Cost of concessions	—	—	91.0	10.1	—	101.1
Rent expense	—	—	349.2	38.0	(2.8)	384.4
Other operating expenses	—	—	670.5	65.4	—	735.9
General and administrative expenses	0.5	—	67.4	6.9	(6.0)	68.8
Depreciation and amortization	0.5	—	172.7	9.9	—	183.1
Net loss on disposal and impairment of operating assets and other	—	—	13.0	3.2	—	16.2
TOTAL OPERATING EXPENSES	1.0	—	2,287.9	209.9	(8.8)	2,490.0
INCOME (LOSS) FROM OPERATIONS	(1.0)	—	317.3	15.1	2.8	334.2
OTHER EXPENSE (INCOME):
Interest expense, net	49.0	80.0	5.4	0.6	—	135.0
Earnings recognized from NCM	—	—	(34.8)	—	—	(34.8)
Other, net	(176.1)	(241.5)	(84.5)	—	500.2	(1.9)
TOTAL OTHER EXPENSE (INCOME), NET	(127.1)	(161.5)	(113.9)	0.6	500.2	98.3
INCOME (LOSS) BEFORE INCOME TAXES	126.1	161.5	431.2	14.5	(497.4)	235.9
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(18.6)	(11.4)	113.2	8.0	—	91.2
NET INCOME (LOSS)	144.7	172.9	318.0	6.5	(497.4)	144.7
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	(0.1)	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$144.7	$172.9	$318.2	$6.4	$(497.4)	$144.8

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,466.6	$221.1	$(6.0)	$2,681.7
OPERATING EXPENSES:
Film rental and advertising costs	—	—	877.6	76.1	—	953.7
Cost of concessions	—	—	86.9	9.7	—	96.6
Rent expense	—	—	347.0	37.3	(2.8)	381.5
Other operating expenses	—	—	674.3	70.1	—	744.4
General and administrative expenses	0.4	—	64.6	6.8	(6.0)	65.8
Depreciation and amortization	0.5	—	186.0	11.1	—	197.6
Net loss on disposal and impairment of operating assets and other	—	—	20.7	0.1	—	20.8
TOTAL OPERATING EXPENSES	0.9	—	2,257.1	211.2	(8.8)	2,460.4
INCOME (LOSS) FROM OPERATIONS	(0.9)	—	209.5	9.9	2.8	221.3
OTHER EXPENSE (INCOME):
Interest expense, net	48.9	94.5	5.6	0.7	—	149.7
Loss on extinguishment of debt	—	—	21.9	—	—	21.9
Earnings recognized from NCM	—	—	(37.9)	—	—	(37.9)
Impairment of investment in RealD, Inc.	—	—	13.9	—	—	13.9
Other, net	(71.3)	(136.9)	(74.5)	—	298.6	15.9
TOTAL OTHER EXPENSE (INCOME), NET	(22.4)	(42.4)	(71.0)	0.7	298.6	163.5
INCOME (LOSS) BEFORE INCOME TAXES	21.5	42.4	280.5	9.2	(295.8)	57.8
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(18.5)	(25.7)	57.2	4.7	—	17.7
NET INCOME (LOSS)	40.0	68.1	223.3	4.5	(295.8)	40.1
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$40.0	$68.1	$223.5	$4.5	$(295.8)	$40.3

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,587.1	$227.1	$(6.3)	$2,807.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	946.9	79.8	—	1,026.7
Cost of concessions	—	—	91.4	9.7	—	101.1
Rent expense	—	—	345.3	38.4	(1.4)	382.3
Other operating expenses	—	—	710.5	73.5	—	784.0
General and administrative expenses	0.5	—	65.4	7.1	(6.3)	66.7
Depreciation and amortization	0.3	—	201.3	11.8	—	213.4
Net loss on disposal and impairment of operating assets and other	—	—	16.4	1.5	—	17.9
TOTAL OPERATING EXPENSES	0.8	—	2,377.2	221.8	(7.7)	2,592.1
INCOME (LOSS) FROM OPERATIONS	(0.8)	—	209.9	5.3	1.4	215.8
OTHER EXPENSE (INCOME):
Interest expense, net	26.0	115.2	6.3	0.6	—	148.1
Loss on extinguishment of debt	5.2	—	18.3	—	—	23.5
Earnings recognized from NCM	—	—	(40.8)	—	—	(40.8)
Gain on sale of NCM, Inc. common stock	—	—	(52.0)	—	—	(52.0)
Other, net	(97.2)	(136.2)	(112.8)	—	357.2	11.0
TOTAL OTHER EXPENSE (INCOME), NET	(66.0)	(21.0)	(181.0)	0.6	357.2	89.8
INCOME (LOSS) BEFORE INCOME TAXES	65.2	21.0	390.9	4.7	(355.8)	126.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(12.1)	(74.5)	132.0	3.3	—	48.7
NET INCOME (LOSS)	77.3	95.5	258.9	1.4	(355.8)	77.3
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.3	—	—	0.3
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$77.3	$95.5	$259.2	$1.4	$(355.8)	$77.6

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
YEAR ENDED DECEMBER 27, 2012

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME (LOSS)	$144.7	$172.9	$318.0	$6.5	$(497.4)	$144.7
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	2.8	2.8	—	—	(2.8)	2.8
Change in fair value of available for sale securities	2.0	2.0	2.0	—	(4.0)	2.0
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4.8	4.8	2.0	—	(6.8)	4.8
TOTAL COMPREHENSIVE INCOME, NET OF TAX	149.5	177.7	320.0	6.5	(504.2)	149.5
Comprehensive loss attributable to noncontrolling interests	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$149.5	$177.7	$320.1	$6.5	$(504.2)	$149.6

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
YEAR ENDED DECEMBER 29, 2011

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME (LOSS)	$40.0	$68.1	$223.3	$4.5	$(295.8)	$40.1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	8.0	8.0	—	—	(8.0)	8.0
Change in fair value of available for sale securities	3.5	3.5	3.5	—	(7.0)	3.5
Other-than-temporary impairment of available for sale securities	(8.4)	(8.4)	(8.4)	—	16.8	(8.4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3.1	3.1	(4.9)	—	1.8	3.1
TOTAL COMPREHENSIVE INCOME, NET OF TAX	43.1	71.2	218.4	4.5	(294.0)	43.2
Comprehensive loss attributable to noncontrolling interests	—	—	0.2	—	—	0.2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$43.1	$71.2	$218.6	$4.5	$(294.0)	$43.4

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
YEAR ENDED DECEMBER 30, 2010

(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME (LOSS)	$77.3	$95.5	$258.9	$1.4	$(355.8)	$77.3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	(6.8)	(6.8)	—	—	6.8	(6.8)
Change in fair value of available for sale securities	4.9	4.9	4.9	—	(9.8)	4.9
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1.9)	(1.9)	4.9	—	(3.0)	(1.9)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	75.4	93.6	263.8	1.4	(358.8)	75.4
Comprehensive loss attributable to noncontrolling interests	—	—	0.3	—	—	0.3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$75.4	$93.6	$264.1	$1.4	$(358.8)	$75.7

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(45.8)	$—	$384.6	$7.8	$—	$346.6
Cash Flows from Investing Activities:
Capital expenditures	—	—	(81.6)	(7.6)	—	(89.2)
Proceeds from disposition of assets	—	—	5.8	—	—	5.8
Investment in non-consolidated entities and other	—	—	(10.3)	—	—	(10.3)
Cash used for acquisition	—	—	(89.7)	—	—	(89.7)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(175.8)	(7.6)	—	(183.4)
Cash Flows from Financing Activities:
Cash used to pay dividends	(287.3)	—	—	—	—	(287.3)
Cash received (paid) to/from REG Parent Company	333.8	(333.8)	—	—	—	—
Cash received (paid) to/from subsidiary		333.8	(333.8)	—	—	—
Payments on long-term obligations	(1.9)	—	(18.7)	—	—	(20.6)
Cash paid for tax withholdings and other	(1.8)	—	—	—	—	(1.8)
Proceeds from stock option exercises and other	3.0	—	—	—	—	3.0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45.8	—	(352.5)	—	—	(306.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(143.7)	0.2	—	(143.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	197.5	55.5	—	253.0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$53.8	$55.7	$—	$109.5

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$27.4	$—	$320.1	$5.6	$—	$353.1
Cash Flows from Investing Activities:
Capital expenditures	—	—	(82.5)	(4.7)	—	(87.2)
Proceeds from disposition of assets	—	—	18.7	1.8	—	20.5
Investment in non-consolidated entities and other	—	—	(34.4)	—	—	(34.4)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(98.2)	(2.9)	—	(101.1)
Cash Flows from Financing Activities:
Cash used to pay dividends	(129.8)	—	—	—	—	(129.8)
Cash received (paid) to/from REG Parent Company	(77.5)	77.5	—	—	—	—
Cash received (paid) to/from subsidiary	—	(77.5)	77.5	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	261.3	—	—	—	—	261.3
Cash used to redeem 6 1/4% Convertible Senior Notes	(74.7)	—	—	—	—	(74.7)
Payments on long-term obligations	(1.6)	—	(1,258.6)	—	—	(1,260.2)
Proceeds from Amended Senior Credit Facility	—	—	1,006.0	—	—	1,006.0
Cash paid for tax withholdings and other	(1.3)	—	—	—	—	(1.3)
Payment of debt acquisition costs and other	(3.8)	—	(1.8)	—	—	(5.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27.4)	—	(176.9)	—	—	(204.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	45.0	2.7	—	47.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	152.5	52.8	—	205.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$197.5	$55.5	$—	$253.0

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 27, 2012, December 29, 2011 and December 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 30, 2010
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.7)	$—	$280.7	$(1.6)	$—	$259.4
Cash Flows from Investing Activities:
Capital expenditures	—	—	(92.6)	(5.8)	—	(98.4)
Proceeds from disposition of assets	—	—	34.7	—	—	34.7
Cash used for acquisition	—	—	(55.0)	—	—	(55.0)
Net proceeds from sale of NCM, Inc. common stock	—	—	66.0	—	—	66.0
Investment in non-consolidated entities and other	—	—	(30.0)	—	—	(30.0)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(76.9)	(5.8)	—	(82.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(327.1)	—	—	—	—	(327.1)
Cash received (paid) to/from REG Parent Company	206.6	(206.6)	—	—	—	—
Cash received (paid) to/from subsidiary	—	206.6	(206.6)	—	—	—
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	275.0	—	—	—	—	275.0
Payments on long-term obligations	(0.7)	—	(28.3)	(0.2)	—	(29.2)
Cash used to repurchase 6 1/4% Convertible Senior Notes	(128.6)	—	—	—	—	(128.6)
Cash used to redeem 9 3/8% Senior Subordinated Notes	—	—	(51.5)	—	—	(51.5)
Debt discount paid on Amended Senior Credit Facility	—	—	(12.5)	—	—	(12.5)
Payment of debt acquisition costs and other	(5.5)	—	(20.1)	—	—	(25.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19.7	—	(319.0)	(0.2)	—	(299.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(115.2)	(7.6)	—	(122.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	267.7	60.4	—	328.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$152.5	$52.8	$—	$205.3

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 27, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 27, 2012, our disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm
Our management's report on internal control over financial reporting and our registered public accounting firm's audit report on the effectiveness of our internal control over financial reporting are included in Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION.
None.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class II Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 8, 2013 and to be filed with the Commission within 120 days after December 27, 2012.
Item 11.    EXECUTIVE COMPENSATION.
Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Executive Compensation," "Director Compensation during Fiscal 2012," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report") to be held on May 8, 2013 and to be filed with the Commission within 120 days after December 27, 2012.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 8, 2013 and to be filed with the Commission within 120 days after December 27, 2012.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Independence") to be held on May 8, 2013 and to be filed with the Commission within 120 days after December 27, 2012.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy") to be held on May 8, 2013 and to be filed with the Commission within 120 days after December 27, 2012.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Consolidated financial statements of Regal Entertainment Group:

(2)	Exhibits: A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which follows the signature pages of this Form 10-K.

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

REGAL ENTERTAINMENT GROUP
February 25, 2013	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	Chairman of the Board of Directors	February 25, 2013
Michael L. Campbell

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	February 25, 2013
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2013
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	February 25, 2013
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	February 25, 2013
Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	February 25, 2013
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	February 25, 2013
David Keyte

/s/ LEE M. THOMAS	Director	February 25, 2013
Lee M. Thomas

/s/ JACK TYRRELL	Director	February 25, 2013
Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	February 25, 2013
Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	February 25, 2013
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
4.5
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.6
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.7
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.8
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.9
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.10
Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

4.10.1
First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.11
Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

4.11.1
First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.11.2
Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

4.12
Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.12.1
First Supplemental Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee, including the form of 5.750% Senior Note due 2025 (attached as Exhibit A to the Indenture) (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

Exhibit Number		Description
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
Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 29, 2007 (Commission File No. 001-31315), and incorporated herein by reference)

10.5.1	†
Amendment to Exhibitor Services Agreement, dated as of November 5, 2008, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.5.1 to our Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.5.2	†
Second Amendment to Exhibitor Services Agreement, dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (filed as Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.6	*
2002 Regal Entertainment Group Stock Incentive Plan (filed as exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference), as amended by Amendment to 2002 Stock Incentive Plan (filed as Appendix A to our Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 15, 2005, and incorporated herein by reference and as further amended by those amendments (filed in Appendix B to our Proxy Statement on Schedule 14A (Commission File No. 001-31315) on April 20, 2012 and incorporated herein by reference)

10.6.1	*
Form of Stock Option Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan, as amended (filed as exhibit 10.2.1 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6.2	*
Form of Restricted Stock Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.6.3	*
Form of Performance Share Agreement for use under the Regal Entertainment Group 2002 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 5, 2006, and incorporated herein by reference)

10.6.4	*
Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan, as amended (filed as Exhibit 10.9.4 to our Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.7	*
Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.8	*
Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.9	*
Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.10	*
Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

10.11	*	Summary of Director Compensation Arrangements (filed as Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on March 2, 2006, and incorporated herein by reference)

10.12	*	Summary of Annual Executive Incentive Program (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 13, 2008, and incorporated herein by reference)

Exhibit Number		Description
10.13	*
Form of Indemnity Agreement (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.14	*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.15	†
Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.16	†
Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010 (filed as Exhibit 10.3(1)(2) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.17	*
Separation and General Release Agreement with Michael L. Campbell, dated December 20, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on December 22, 2011, and incorporated herein by reference)

12.1		Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32		Section 1350 Certifications

101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 27, 2012, filed on February 25, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Deficit (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.