Form 10-K/A
period 2012-12-27
REGAL ENTERTAINMENT GROUP
filed 2013-03-26
CIK 1168696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2012

Commission file number: 001-31315

Regal Entertainment Group

(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0556934
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification Number)

7132 Regal Lane Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  865/922-1123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2012, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,767,715,590 (129,693,000 shares at a closing price per share of $13.63).

Shares of Class A common stock outstanding—132,125,286 shares at March 20, 2013

Shares of Class B common stock outstanding—23,708,639 shares at March 20, 2013

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

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•                                          Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 27, 2012, including any amendments to those filings.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	4
SIGNATURES		29

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

(c)           Financial Statement Schedules: Financial Statement of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 27, 2012 and December 29, 2011 and the related statements of income, comprehensive income, members’ equity / (deficit) and cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 27, 2012 and December 29, 2011, and the results of its operations and its cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 20, 2013

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	As of December 27, 2012	As of December 29, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.4	$9.2
Receivables, net of allowance of $4.5 and $4.3, respectively	98.5	96.6
Prepaid expenses	2.4	1.7
Prepaid administration fees to managing member	0.8	1.0
Total current assets	112.1	108.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.1 and $54.8, respectively	25.7	24.6
Intangible assets, net of accumulated amortization of $32.5 and $20.8, respectively	280.3	274.9
Debt issuance costs, net of accumulated amortization of $12.2 and $9.8, respectively	18.3	12.6
Other investment	0.8	0.2
Other non-current assets	0.2	0.6
Total non-current assets	325.3	312.9
TOTAL	$437.4	$421.4

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$19.8	$22.0
Amounts due to managing member	15.3	21.2
Accrued expenses	18.3	16.2
Current portion of interest rate swap agreements	—	24.0
Accrued payroll and related expenses	9.6	9.0
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	13.9	12.8
Deferred revenue	5.7	2.9
Total current liabilities	82.6	108.1
NON-CURRENT LIABILITIES:
Long-term debt	879.0	794.0
Interest rate swap agreements	—	46.8
Total non-current liabilities	879.0	840.8
Total liabilities	961.6	948.9
COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS’ EQUITY/(DEFICIT) (including accumulated other comprehensive loss of $21.9 and $56.9 million, respectively)	(524.2)	(527.5)
TOTAL	$437.4	$421.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010

REVENUE:
Advertising (including revenue from founding members of $39.9, $38.2 and $38.5, respectively)	$409.5	$386.2	$379.5
Fathom Events	39.3	49.2	48.0
Total	448.8	435.4	427.5

OPERATING EXPENSES:
Advertising operating costs (including $4.2, $3.4 and $0.1 to related party affiliates, respectively)	31.3	24.6	21.7
Fathom Events operating costs (including $5.9, $9.3 and $8.6 to founding members, respectively)	29.0	34.1	32.4
Network costs	18.9	17.7	20.0
Theatre access fees—founding members	64.5	55.4	52.6
Selling and marketing costs (including $1.1, $1.1 and $1.2 to founding members, respectively)	60.5	59.8	57.9
Administrative and other costs	20.3	17.6	17.9
Administrative fee — managing member	12.1	13.7	16.6
Depreciation and amortization	20.4	18.8	17.8
Total	257.0	241.7	236.9
OPERATING INCOME	191.8	193.7	190.6

NON-OPERATING EXPENSES:
Interest on borrowings	56.7	49.2	44.4
Change in derivative fair value	1.0	1.3	5.3
Loss on swap terminations	26.7	—	—
Impairment on investment and other non-operating expense	5.8	8.4	0.2
Total	90.2	58.9	49.9
INCOME BEFORE INCOME TAXES	101.6	134.8	140.7
Income tax expense	0.6	0.3	0.5
Equity loss from investment, net	—	—	$0.7
NET INCOME	$101.0	$134.5	$139.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
NET INCOME	$101.0	$134.5	$139.5
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on cash flow hedges	35.1	1.4	(10.9)
COMPREHENSIVE INCOME	$136.1	$135.9	$128.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—January 1, 2010	101,557,505	$(639.6)
Capital contribution from founding members	472,259	3.5
Distribution to managing member	—	(71.0)
Distribution to founding members	—	(85.1)
Units issued for purchase of intangible asset	8,722,428	151.3
Comprehensive Income	—	128.6
Share-based compensation issued		(0.1)
Share-based compensation expense/capitalized	—	5.8
Balance—December 30, 2010	110,752,192	$(506.6)
Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive Income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0
Balance—December 29, 2011	110,814,569	$(527.5)
Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive Income	—	136.1
Share-based compensation issued	—	(0.0)
Share-based compensation expense/capitalized	—	4.3
Balance—December 27, 2012	112,017,835	$(524.2)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.0	$134.5	$139.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.4	18.8	17.8
Non-cash share-based compensation	4.3	4.8	5.6
Net unrealized loss on hedging transactions	1.0	1.3	5.3
Impairment on investment	—	6.7	—
Equity loss from investment	—	—	0.7
Amortization of debt issuance costs	2.4	2.3	1.9
Write-off of debt issuance costs	5.9	1.5	—
Other non-cash operating activities	—	—	0.6
Loss on swap terminations	26.7	—	—
Payment for swap terminations	(63.4)	—	—
Changes in operating assets and liabilities:
Receivables, net	(2.5)	3.3	(11.1)
Accounts payable and accrued expenses	3.5	9.7	(1.6)
Amounts due to/from founding members and managing member	(5.0)	(4.6)	4.1
Other, net	2.9	(1.1)	0.8

Net cash provided by operating activities	97.2	177.2	163.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.4)	(13.5)	(10.1)
Proceeds from sale of property and equipment to founding member	—	—	3.0
Payment from NCM LLC’s founding members for intangible assets	0.2
Purchases of intangible assets from affiliates	(7.2)	(15.9)	—

Net cash used in investing activities	(17.4)	(29.4)	(7.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	546.0	335.0	124.3
Repayments of borrowings	(461.0)	(317.2)	(152.5)
Payment of debt issuance costs	(14.0)	(9.1)	—
Founding member integration payments	—	1.9	3.9
Distributions to founding members and managing member	(151.9)	(168.4)	(159.6)
Unit settlement of share-based compensation	2.3	5.4	3.4

Net cash used in financing activities	(78.6)	(152.4)	(180.5)

CHANGE IN CASH AND CASH EQUIVALENTS	1.2	(4.6)	(24.0)
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	13.8	37.8

End of period	$10.4	$9.2	$13.8

See accompanying notes to financial statements.

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Supplemental disclosure of non-cash financing and investing activity:
Accrued distributions to founding members and managing member	$40.7	$43.1	$49.8
Purchase of an intangible asset with equity (equity returned)	$10.1	$(5.5)	$151.3
Increase in cost method investment	$0.6	$0.2	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$50.7	$39.2	$49.8
Cash paid for income taxes	$0.6	$0.3	$0.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, LLC (“NCM LLC” or “the Company”) commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing us to distribute advertising, Fathom entertainment programming events and corporate events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” The Company also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

As of December 27, 2012, the Company had 112,017,835 common membership units outstanding, of which 54,486,259 (48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark, and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM, LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

Estimates —The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

Significant Accounting Policies

Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280 — Segment Reporting. Fathom Events is an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 12 — Segment Reporting.

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

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 27, 2012 were $3.0 million and $1.3 million, respectively, $1.6 million and $1.1 million for the year ended December 29, 2011 and $1.5 million and $1.1 million for the year ended December 30, 2010.

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

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time.

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

Restricted Cash—As of December 27, 2012 and December 29, 2011, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on our New York office.

Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 27, 2012, there were no customers or advertising agency groups which accounted for more than 10% of the gross receivables balance or advertising revenues. As of December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenues representing approximately 15% of the Company’s outstanding gross receivables balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenues.

Receivables consisted of the following (in millions):

	Years Ended
	December 27, 2012	December 29, 2011
Trade accounts	$101.8	$98.4
Other	1.2	2.5 .5.5
Less allowance for doubtful accounts	(4.5)	(4.3)

Total	$98.5	$96.6

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 — Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2012 and December 29, 2011, the Company had a net book value of $10.4 million and $9.3 million, respectively, of capitalized software and website development costs. Approximately $4.1 million, $4.8 million and $6.5 million was recorded for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, in depreciation expense. For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recorded $0.8 million, $0.9 million and $1.2 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 — Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Refer to Note 3 — Intangible Assets.

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly

Income Taxes—As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive income/(loss) consists of the fair value of derivative instruments and income of $35.1 million, income of $1.4 million and a loss of $10.9 million as of December 27, 2012, December, 29, 2011 and December 30, 2010, respectively.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 6 — Borrowings, there is a balance of $18.3 million and $12.6 million in deferred financing costs as of December 27, 2012 and December 29, 2011, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Beginning Balance	$12.6	$7.3	$9.2
Debt issuance payments	14.0	9.1	—
Amortization of debt issuance costs	(2.4)	(2.3)	(1.9)
Write-off of debt issuance costs	(5.9)	(1.5)	—

Ending balance	$18.3	$12.6	$7.3

Other Investment—The Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted as a cost method investment. At December 27, 2012 and

December 29, 2011, the carrying amount of the investment was $0.8 million and $0.2 million, respectively. There were no identified events or changes in circumstances that had an adverse effect on the fair value of the investment.

Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation — Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of the Company. Refer to Note 7 — Share Based Compensation.

Fair Value Measurements—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. The Company utilizes certain derivative instruments to enhance its ability to manage these risks. In accordance with ASC 815 — Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in the Statements of Operations. Refer to Note 11 — Derivative Instruments and Hedging Activities.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12 — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 27, 2012	As of December 29, 2011
Equipment, computer hardware and software	$84.3	$73.7
Leasehold Improvements	3.4	3.4
Less accumulated depreciation	(63.1)	(54.8)
Subtotal	24.6	22.3
Construction in Progress	1.1	2.3
Total property and equipment	$25.7	$24.6

For the years ended December 27, 2012, December 29, 2011, and December 30, 2010, the Company recorded depreciation expense of $8.7 million, $8.8 million, and $11.4 million, respectively.

3. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights with the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10 — Intangibles — Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services.

The following is a summary of the Company’s intangible assets (in millions):

	As of December 29, 2011	Additions (1)	Amortization	Other (2)	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)
Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

	As of December 30, 2010	Additions (3)	Amortization	Other (2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	$—	$(0.7)	$295.7
Accumulated amortization	(10.8)	—	(10.0)	—	(20.8)
Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)                  During the first quarter of 2012, the Company issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2011. The Company recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

(2)                  See Note 5 — Related-Party Transactions for further information on integration payments.

(3)                  During the first quarter of 2011, our founding members returned a net 322,751 common membership units to NCM LLC. This results in an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access in accordance with the ESA, to net new theatre screens and attendees added by the founding members to

NCM LLC’s network. As a result, the Company recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

During 2011, the Company purchased intangible assets for $15.9 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

As of December 27, 2012 and December 29, 2011, the Company’s intangible assets associated to the founding members, net of accumulated amortization was $258.7 million and $259.4 million, respectively with weighted average remaining lives of 23.6 years and 25.2 years as of December 27, 2012 and December 29, 2011, respectively.

As of December 27, 2012 and December 29, 2011, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $21.6 and $15.5 million, respectively with weighted average remaining lives of 19.7 years and 19.2 years as of December 27, 2012 and December 29, 2011, respectively.

For the years ended December 27, 2012, December 29, 2011 and December 30, 2010 the Company recorded amortization expense of $11.7 million, $10.0 million and $6.4 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2013	$12.1
2014	12.1
2015	12.1
2016	12.1
2017	12.1

4. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 27, 2012	As of December 29, 2011
Make-good reserve	$1.2	$2.7
Accrued interest	12.9	9.5
Deferred rent	2.8	2.9
Other accrued expenses	1.4	1.1
Total accrued expenses	$18.3	$16.2

5. RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Included in the Statements of Income:
Revenues:
Beverage concessionaire revenue (included in advertising revenue) (1)	$39.7	$38.0	$37.2
Advertising inventory revenue (included in advertising revenue) (2)	0.2	0.2	1.3
Operating expenses:
Theatre access fee (3)	64.5	55.4	52.6
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	5.5	8.3	7.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.4	1.0	1.3
Purchase of movie tickets and concession products (included in selling and marketing costs) (5)	1.1	1.1	1.2
Administrative fee—managing member (6)	12.1	13.7	16.6
Included in the Balance Sheets:
Prepaid management fees to managing member (7)	0.8	1.0	0.8
Integration payments (in intangible assets) (8)	—	0.7	3.9

(1)                  For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.

(2)                  The value of such purchases is calculated by reference to the Company’s advertising rate card.

(3)                  Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.

(4)                  These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

(5)                  Used primarily for marketing to the Company’s advertising clients and marketing resale to Fathom Business customers.

(6)                  Pursuant to the Company’s operating agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the president and chief executive officer, president of sales and marketing, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for these services, the Company reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
AMC	$23.1	$25.3	$28.8
Cinemark	24.2	25.5	24.0
Regal	29.5	32.2	32.3
NCM, Inc.	72.8	78.7	71.0
Total	$149.6	$161.7	$156.1

The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 27, 2012 of $20.9 million, is included in amounts due to founding members in the Balance Sheets as of December 27, 2012 and will be made in the first quarter of 2013.

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable	6.3	6.6	8.0	20.9
Total	$5.8	$6.5	$7.5	$19.8

Amounts due to founding members as of December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1
Total	$6.7	$6.8	$8.5	$22.0

Related Party Affiliates—The Company enters into network affiliate agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

Following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 27, 2012	December 29, 2011	December 30, 2010
Starplex (1)	$3.2	$2.9	$—
Showplex (2)	0.4	0.2	—
Other (3)	0.6	0.3	0.1
Total	$4.2	$3.4	$0.1

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	As of December 27, 2012	As of December 29, 2011
Starplex (1)	$0.7	$0.7
Showplex (2)	0.1	0.1
Other (3)	0.1	0.1
Total	$0.9	$0.9

(1)                  The Company entered into a network affiliate agreement in 2009 with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark.

(2)                  The Company entered into a digital content agreement and a Fathom agreement in 2011 with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors.

(3)                  Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

National CineMedia, Inc.- The management services agreement provides that the Company may participate in the NCM, Inc., equity incentive plan (see Note 7 — Share-Based Compensation).

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 27, 2012	As of December 29, 2011
Distribution payable	$19.8	$21.0
Costs and other reimbursement	(4.5)	0.2
Total	$15.3	$21.2

6. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 27, 2012 and December 29, 2011 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 27, 2012	December 29, 2011	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$44.0	November 26, 2017(a)	(b)
Term Loan	265.0	550.0	November 26, 2019	(b)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	—	April 15, 2022	6.000%
Total	$879.0	$794.0

(a)                  A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.

(b)                  The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—The Company’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion is available, subject to certain terms and conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. The Company entered into two amendments to the senior secured credit facility during 2012. As a result, the Company’s total availability under the revolving credit facility is $124.0 million. On April 27, 2012, the Company entered into an amendment (the “Amendment”) to its senior secured credit facility which resulted in the maturity of the remaining $105.0 million available under the revolving credit facility to be extended to April 27, 2017, subject to acceleration if the term loan under the senior secured credit facility is not repaid, refinanced or extended by December 31, 2014. The Amendment became effective upon the completion of the private placement of the Senior Secured Notes (defined and discussed below) on April 27, 2012.

On November 26, 2012, the Company entered into an amendment and restatement of its senior secured credit facility, by and among NCM LLC, Barclays Bank PLC, as administrative agent, and certain lenders party thereto (the “Amended Credit Facility”). Under the Amended Credit Facility, the amount available under the Company’s revolving credit facility was increased from $119.0 million to $124.0 million. The maturity date applicable to the $14.0 million outstanding principal formerly held by Lehman remained December 31, 2014. The maturity date applicable to the remaining outstanding principal was extended to November 26, 2017. The unused line fee is 0.50% per annum.

Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the termination date of December 31, 2014.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). As part of the July 2011 amendment, the applicable margins on the $110.0 million portion of the revolving credit facility increased by 75 basis points based upon the then current senior secured leverage ratio to the LIBOR index plus 2.25% or the base rate plus 1.25%. The margin on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 27, 2012 was 1.74%.

Term Loan—As a result of the Amended Credit Facility, the aggregate principal amount under the term loan increased from $225 million to $265 million and the maturity date was extended from February 13, 2015 to November 26, 2019. The interest rate was increased from the LIBOR index plus 1.50% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 0.50%, at the Company’s option, to the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 2.25%, at the Company’s option. The loan was entered into with an original issue discount of 0.75%. The amendment resulted in a $3.4 million non-cash charge for the write-off of net deferred issuance costs.

In connection with the amendment to the senior secured credit facility on April 27, 2012 and the private placement of $400.0 million of Senior Secured Notes (defined below), the Company paid down the term loan by $325.0 million, reducing the balance from $550.0 million to $225.0 million resulting in a non-cash charge of $2.5 million for the write-off of net deferred issuance costs associated with the payment on the term loan. Prior to the Amended Credit Facility, interest rate swaps resulted in the entire $225.0 million term loan having a fixed annual interest rate of 6.484% (both those accounted for as hedges and those that are not). The interest rate swaps were terminated as part of the Amended Credit Facility. See Note 11—Derivative Instruments and Hedging Activities for further discussion of the interest rate swaps.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 27, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on the Company’s leverage ratios so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of the Company, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of the Company. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the Company’s founding members.

As of December 27, 2012, the Company’s net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

Future Maturities of Borrowings—The scheduled annual maturities on the senior secured credit facility and Senior Secured and Senior Unsecured Notes as of December 27, 2012 are as follows (in millions):

Year	Amount
2013	$—
2014	14.0
2015	—
2016	—
2017	—
Thereafter	865.0
Total	$879.0

7. SHARE-BASED COMPENSATION

At the date of the IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 27, 2012, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,851,975 remain available for grants as of December 27, 2012. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

The Company recognized $4.7 million, $7.5 million and $7.0 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, of share-based compensation expense and $0.1 million were capitalized during each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. As of December 27, 2012, unrecognized compensation cost related to unvested options was approximately $3.7 million, which will be recognized over a weighted average remaining period of 1.5 years.

The weighted average grant date fair value of granted options was $4.08, $3.81 and $4.84 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The intrinsic value of options exercised during the year was $1.4 million, $1.5 million and $2.2 million for the years ended December 27, 2012, December 29, 2011 and

December 30, 2010, respectively. The total fair value of awards vested during the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was $7.8 million, $6.2 million and $3.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 27, 2012, December 29, 2011 and December 30, 2010:

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Expected term (in years)	6.0	6.0	6.0
Risk free interest rate	.8% — 1.1%	1.2% — 2.4%	1.4% — 3.8%
Expected volatility	53.2% — 54.6%	30.0% — 53.6%	39.0%
Dividend yield	5.5%	3.8% to 4.0%	3.8% to 4.0%

A summary of option award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2011	4,837,572	$16.25
Granted	562,623	13.28
Exercised	(241,939)	9.31
Forfeited	(173,233)	19.64
Expired	(71)	17.46
Outstanding at December 27, 2012	4,984,952	$16.13	7.6	$3.6
Exercisable at December 27, 2012	3,083,131	$16.09	7.2	$2.8
Vested and Expected to Vest at December 27, 2012	4,965,564	$16.14	7.6	$3.5

The following table summarizes information about the stock options at December 27, 2012, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 27, 2012	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 27, 2012	Weighted Average Exercise Price
$5.35 – $13.55	1,165,240	7.5	$11.09	604,908	$9.44
$13.56 – $16.66	1,114,470	8.3	16.01	916,694	16.23
$16.67 – $16.97	915,650	7.1	16.97	605,895	16.97
$16.98 – $18.38	1,237,326	8.1	18.28	487,744	18.23
$18.39 – $26.76	552,266	6.3	20.80	467,890	21.00
	4,984,952	7.6	$16.13	3,083,131	$16.09

Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2010, 2011 and 2012 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2012 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Non-vested stock granted to non-employee directors vest after one year.

The Company recorded $4.3 million, $4.3 million and $7.0 million in compensation expense related to such outstanding non-vested shares during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 27, 2012. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to the Company’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010.

During the years ended December 27, 2012, December 29, 2011 and December 30, 2010 there was $0.1 million, $0.1 million and $0.1 million capitalized, respectively. As of December 27, 2012, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 1.7 years. The weighted average grant date fair value of non-vested stock was $13.23, $17.66 and $17.24 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested was $6.9 million, $1.8 million and $1.6 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

A summary of restricted stock award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 29, 2011	1,285,508	$16.92
Granted	911,491	13.23
Exercised/released	(454,850)	15.72
Forfeited	(35,021)	16.02
Non-vested as of December 27, 2012	1,707,128	$15.30

8. EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $0.9 million and $0.9 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, was $2.3 million, $2.3 million and $2.2 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 27, 2012 are as follows (in millions):

Year	Minimum Lease Payments
2013	$2.5
2014	2.5
2015	2.5
2016	2.6
2017	2.0
Thereafter	5.9
Total	$18.0

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $47.3 million over the remaining terms of the network affiliate agreements. As of December 27, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 27, 2012		As of December 29, 2011
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loan	$265.0	$265.8	$550.0	$530.6
Senior Unsecured Notes	200.0	222.0	200.0	198.4
Senior Secured Notes	400.0	425.5	—	—

(1)                  The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

ASSETS:
Other investment (1)	0.8	—	0.8	—
Total assets	$0.8	$—	$0.8	$—

(1)                  Other investment — The Company’s other investment are equity securities in a privately held company.

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Other investment (1)	$0.2	$—	$0.2	$—
Total assets	$0.2	$—	$0.2	$—
LIABILITIES:
Current portion of interest rate swap agreements (2)	$24.0	$—	$24.0	$—
Interest rate swap agreements (2)	46.8	—	46.8	—
Total liabilities	$70.8	$—	$70.8	$—

(1)                  Other Investment —The Company’s other investment are equity securities in a privately held company.

(2)                  Interest Rate Swap Agreements — Refer to Note 11.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations and utilizes certain derivative instruments to enhance its ability to manage these risks.

Accounting for Derivative Instruments and Hedging Activities

In accordance with ASC 815 — Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

As of December 27, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Balance Sheet	Fair Value of Derivative Liability as of
	Location	December 27, 2012	December 29, 2011
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$—	$18.0
Interest rate swap agreements	Other Liabilities	—	35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	—	6.0
Interest rate swap agreements	Other Liabilities	—	11.7
Total derivatives		$—	$70.8

During 2012, the Company entered into two amendments to the senior secured credit facility (see Note 6 — Borrowings) resulting in amendments to our derivative instruments.

On April 27, 2012, the Company amended its existing interest rate swap agreements terminating a notional amount of $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company’s interest rate exposure relating to the remaining $225.0 million term loan debt balance remained hedged at 6.484%. Since the forecasted transactions, or quarterly interest payments, on the $325.0 million term loan prepayment are no longer probable of occurring, the Company discontinued cash flow hedge accounting on those swaps and reclassified the corresponding outstanding balance in AOCI related to those interest rate swaps into earnings. As a result, the Company recorded a loss of approximately $26.7 million related to the partial swap terminations and paid approximately $40.2 million in breakage fees.

The swaps were terminated ratably among the four counterparties, however the Company’s cash flow hedge accounting designation for each swap was pegged to varying balances of the underlying term loan. Cash flow hedge accounting was discontinued because the underlying debt instrument is no longer outstanding and the interest payments are no longer probable.

The Company also discontinued cash flow hedge accounting for swaps in which the Company terminated its swap with the counterparty, however, the corresponding term loan associated with those swaps remained outstanding. In accordance with ASC 815, the net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

In connection with the amendment to the term loans on November 26, 2012, the entire notional amount of NCM LLC’s interest rate swaps with four counterparties, equal to $225.0 million, was terminated such that the Company’s interest rate exposure related to the Amended Term Loan will be unhedged. The Company paid approximately $23.2 million in breakage fees in connection with the swap. The net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

As of December 27, 2012, a total of $21.9 million of cash flow hedges remaining in AOCI will be amortized in the Statements of Income over the original swap term or February 13, 2015. The Company estimates approximately $10.3 million will be amortized to change in derivative fair value in the Statements of Income in the next 12 months.

During the periods presented, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty. In connection with the swap terminations in April 2012, the entire balance of this swap was terminated and the remaining balance in AOCI of $3.5 million was reclassified into earnings during the second quarter of 2012.

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010	December 27, 2012	December 29, 2011	December 30, 2010
Interest Rate Swaps	$26.0	$(18.1)	$(30.3)	$(9.1)	$(19.5)	$(19.4)

The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

		Gain (Loss) Recognized in Non- Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 27, 2012	December 29, 2011	December 30, 2010
Realized loss on derivative instruments	Interest on borrowings	$(5.1)	$(6.5)	$(6.2)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	3.0	—	(4.0)
Amortization of AOCI on discontinued cash flow hedges	Change in derivative fair value	(4.0)	(1.3)	(1.3)
Total		$(6.1)	$(7.8)	$(11.5)

12. SEGMENT REPORTING

Advertising revenue accounts for 91.2%, 88.7% and 88.7%, of revenue for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The following table presents revenues less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Segment Reporting.

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other costs			90.2	90.2
Income before income taxes	$257.2	$5.3	$(160.9)	$101.6

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	—	—	18.8	18.8
Interest and other costs			58.9	58.9
Income before income taxes	$254.4	$6.4	$(126.0)	$134.8

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.5	$48.0	$—	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	—	—	17.8	17.8
Interest and other costs			49.9	49.9
Income before income taxes	$255.5	$6.7	$(121.5)	$140.7

The following is a summary of revenues by category (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
National advertising revenue	$288.7	$267.6	$272.0
Local advertising revenue	81.1	80.6	70.3
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	37.2
Fathom Consumer revenue	34.2	35.0	31.5
Fathom Business revenue	5.1	14.2	16.5
Total revenue	$448.8	$435.4	$427.5

During the first quarter of 2012, the Company began to wind down the Fathom Business Events division, to place more focus on the Fathom Consumer Events division.

13. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$3.7	$3.6
Provision for bad debt	1.2	2.1	2.3
Write-offs, net	(1.0)	(1.5)	(2.2)
Balance at end of period	$4.5	$4.3	$3.7

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 27, 2012 and December 29, 2011 (in millions):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Net income (1)	3.2	1.8	62.9	33.1

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$70.8	$114.0	$136.0	$114.6
Operating expenses	55.8	63.8	62.0	60.1
Operating income	15.0	50.2	74.0	54.5
Net income	5.1	37.6	56.6	35.2

(1)                  During the second quarter, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. See Note 11- Derivative Instruments and Hedging Activities.

15. SUBSEQUENT EVENTS

During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESAs, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of the common membership units of $69.0 million. The Company based the fair value of the intangible asset on the market value of the common membership units when issued, which are freely convertible into NCM, Inc.’s common stock. Pursuant to ASC 350-10 Intangibles — Goodwill and Other, the intangible asset has a finite useful life and the Company will amortize the asset over the remaining useful life corresponding with the ESAs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 26, 2013	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	Chairman of the Board of Directors	March 26, 2013
Michael L. Campbell

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	March 26, 2013
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2013
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	March 26, 2013
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 26, 2013
Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	March 26, 2013
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 26, 2013
David Keyte

/s/ LEE M. THOMAS	Director	March 26, 2013
Lee M. Thomas

/s/ JACK TYRRELL	Director	March 26, 2013
Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	March 26, 2013
Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	March 26, 2013
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

99.1	Consent of National CineMedia, LLC

The Financial Statements of National CineMedia, LLC are filed under Item 15(c).