Form 10-Q
period 2013-03-28
REGAL ENTERTAINMENT GROUP
filed 2013-05-07
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2013

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

Class A Common Stock—132,147,462 shares outstanding at May 1, 2013

Class B Common Stock—23,708,639 shares outstanding at May 1, 2013

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 28, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$395.4	$109.5
Trade and other receivables	32.5	102.7
Income tax receivable	—	1.6
Inventories	16.2	17.8
Prepaid expenses and other current assets	22.2	14.8
Deferred income tax asset	12.0	11.4
TOTAL CURRENT ASSETS	478.3	257.8
PROPERTY AND EQUIPMENT:
Land	123.1	123.1
Buildings and leasehold improvements	1,957.4	1,955.2
Equipment	873.2	861.0
Construction in progress	8.3	9.0
Total property and equipment	2,962.0	2,948.3
Accumulated depreciation and amortization	(1,526.7)	(1,485.1)
TOTAL PROPERTY AND EQUIPMENT, NET	1,435.3	1,463.2
GOODWILL	267.8	267.8
INTANGIBLE ASSETS, NET	27.4	27.8
OTHER NON-CURRENT ASSETS	243.0	192.9
TOTAL ASSETS	$2,451.8	$2,209.5
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$19.5	$22.0
Accounts payable	132.9	157.0
Accrued expenses	58.4	67.6
Deferred revenue	119.9	102.2
Interest payable	15.9	38.7
Income taxes payable	14.6	—
TOTAL CURRENT LIABILITIES	361.2	387.5
LONG-TERM DEBT, LESS CURRENT PORTION	2,158.7	1,912.4
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	50.2	52.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	7.5	8.6
DEFERRED INCOME TAX LIABILITY	7.8	7.7
NON-CURRENT DEFERRED REVENUE	371.9	341.4
OTHER NON-CURRENT LIABILITIES	200.7	198.3
TOTAL LIABILITIES	3,158.0	2,908.1
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,140,804 and 131,743,778 shares issued and outstanding at March 28, 2013 and December 27, 2012, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 28, 2013 and December 27, 2012	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(717.6)	(694.0)
Retained earnings	15.1	1.4
Accumulated other comprehensive loss, net	(1.8)	(4.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(704.2)	(696.8)
Noncontrolling interest	(2.0)	(1.8)
TOTAL DEFICIT	(706.2)	(698.6)
TOTAL LIABILITIES AND DEFICIT	$2,451.8	$2,209.5

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
REVENUES:
Admissions	$436.6	$474.1
Concessions	171.8	180.0
Other operating revenues	34.4	30.8
TOTAL REVENUES	642.8	684.9
OPERATING EXPENSES:
Film rental and advertising costs	215.9	236.8
Cost of concessions	23.9	23.7
Rent expense	99.6	94.1
Other operating expenses	183.6	176.8
General and administrative expenses (including share-based compensation of $2.3 for the quarters ended March 28, 2013 and March 29, 2012)	18.0	15.8
Depreciation and amortization	47.2	46.9
Net gain on disposal and impairment of operating assets	(2.6)	—
TOTAL OPERATING EXPENSES	585.6	594.1
INCOME FROM OPERATIONS	57.2	90.8
OTHER EXPENSE (INCOME):
Interest expense, net	34.9	36.0
Earnings recognized from NCM	(9.8)	(13.8)
Other, net	(5.5)	(2.9)
TOTAL OTHER EXPENSE, NET	19.6	19.3
INCOME BEFORE INCOME TAXES	37.6	71.5
PROVISION FOR INCOME TAXES	15.2	25.2
NET INCOME	22.4	46.3
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.1	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$22.5	$46.3
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	154,723	153,973
Diluted	155,533	154,750
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.15	$0.30
Diluted	$0.14	$0.30
DIVIDENDS DECLARED PER COMMON SHARE	$0.21	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
NET INCOME	$22.4	$46.3
OTHER COMPREHENSIVE INCOME, NET OF TAX
Change in fair value of interest rate swap transactions	0.9	1.3
Change in fair value of available for sale securities	1.6	3.7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2.5	5.0
TOTAL COMPREHENSIVE INCOME, NET OF TAX	24.9	51.3
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$25.0	$51.3

See accompanying notes to unaudited condensed consolidated financial statements

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22.4	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.2	46.9
Amortization of debt discount and premium, net	(0.1)	(0.1)
Amortization of debt acquisition costs	0.9	0.9
Share-based compensation expense	2.3	2.3
Deferred income tax (benefit) provision	(1.5)	7.7
Net gain on disposal and impairment of operating assets and other	(2.6)	—
Equity in income of non-consolidated entities	(5.1)	(2.9)
Excess cash distribution on NCM shares	2.5	3.4
Non-cash rent expense	1.4	1.3
Changes in operating assets and liabilities:
Trade and other receivables	71.8	63.6
Inventories	1.7	(1.1)
Prepaid expenses and other assets	(7.5)	(4.2)
Accounts payable	(19.9)	(15.8)
Income taxes payable	15.0	0.2
Deferred revenue	14.4	8.4
Accrued expenses and other liabilities	(32.0)	(39.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	110.9	117.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.9)	(10.9)
Proceeds from disposition of assets	3.5	0.1
Investment in non-consolidated entities	(3.2)	(3.0)
Distributions to partnership	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(23.7)	(13.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(34.0)	(33.9)
Payments on long-term obligations	(9.1)	(6.0)
Proceeds from stock option exercises	0.6	0.8
Cash paid for tax withholdings and other	(3.3)	(1.6)
Proceeds from issuance of Regal 5 3/4% Senior Notes	250.0	—
Payment of debt acquisition costs	(5.5)	—
Excess tax benefits from share-based payment arrangements	—	0.3
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	198.7	(40.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	285.9	63.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109.5	253.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$395.4	$316.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0.3	$0.3
Cash paid for interest	$57.2	$56.2
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$33.8	$0.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2013 AND MARCH 29, 2012

1. THE COMPANY AND BASIS OF PRESENTATION

Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities. Majority-owned subsidiaries that the Company controls are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the unaudited condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

Regal operates the largest theatre circuit in the United States, consisting of 6,854 screens in 537 theatres in 38 states and the District of Columbia as of March 28, 2013. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

For a discussion of significant transactions that have occurred through December 27, 2012, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 25, 2013 with the Securities and Exchange Commission (the "Commission") (File No. 1-31315) for the fiscal year ended December 27, 2012 (the "2012 Audited Consolidated Financial Statements"). For a summary of our significant accounting policies, please refer to Note 2 to the 2012 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 28, 2013 and the unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters ended March 28, 2013 and March 29, 2012 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 27, 2012 unaudited condensed consolidated balance sheet information is derived from the 2012 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 28, 2013 are not necessarily indicative of the operating results that may be achieved for the full 2013 fiscal year.

2. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM").  National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). The formation of National CineMedia, related IPO of National CineMedia, Inc. ("NCM Inc.") and other related transactions are further described in Note 4 to the 2012 Audited Consolidated Financial Statements.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets. From time to time, the Company receives additional newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company

follows the guidance in Accounting Standards Codification ("ASC") 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2012 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 28, 2013:

	As of the period ended		For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of December 27, 2012	$73.9	$(344.3)	$—	$—	$—
Receipt of additional common units(1)	33.8	(33.8)	—	—	—
Receipt of excess cash distributions(2)	(1.6)	—	8.0	(6.4)	—
Receipt under tax receivable agreement(2)	(0.9)	—	4.6	(3.7)	—
Revenues earned under ESA(3)	—	—	3.0	—	(3.0)
Amortization of deferred revenue(4)	—	1.6	—	—	(1.6)
Equity in earnings attributable to additional common units(5)	(0.3)	—	—	0.3	—
Balance as of and for the period ended March 28, 2013	$104.9	$(376.5)	$15.6	$(9.8)	$(4.6)
 ________________________________

(1)
On March 14, 2013, we received from National CineMedia approximately 2.2 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 14, 2013, the Company recorded an increase to its investment in National CineMedia of $33.8 million with a corresponding increase to deferred revenue. The deferred revenue amount is being amortized to advertising revenue over the remaining term (approximately 23 years) of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 24.3 million common units. As a result, on a fully diluted basis, we own a 20.8% interest in NCM, Inc. as of March 28, 2013.

(2)
During the quarters ended March 28, 2013 and March 29, 2012, the Company received $12.6 million and $17.1 million, respectively, in cash distributions from National CineMedia (including payments of $4.6 million and $8.5 million received under the tax receivable agreement described in Note 4 to the 2012 Audited Consolidated Financial Statements of the Company). Approximately $2.5 million and $3.4 million of these cash distributions received during the quarters ended March 28, 2013 and March 29, 2012, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $3.0 million and $3.3 million for the quarters ended March 28, 2013 and March 29, 2012, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $3.4 million and $3.7 million for the quarters ended March 28, 2013 and March 29, 2012, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenue. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(5)
Amounts represent the Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements.

In addition, as of March 28, 2013, approximately $2.2 million and $1.7 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 27, 2012, approximately $2.5 million and $2.8 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Summarized unaudited consolidated statements of operations information for National CineMedia for the quarters ended December 27, 2012 and December 29, 2011 is as follows (in millions):

	Quarter Ended December 27, 2012	Quarter Ended December 29, 2011
Revenues	$115.9	$114.6
Income from operations	51.4	54.5
Net income	33.1	35.2

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarter ended March 28, 2013.

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of March 28, 2013 and a one-third voting interest along with each of AMC and Cinemark. Since the Company is not the primary beneficiary of DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the quarter ended March 28, 2013 is as follows (in millions):

Balance as of December 27, 2012	$72.8
Equity contributions	0.7
Equity in earnings of DCIP(1)	5.5
Balance as of March 28, 2013	$79.0
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the quarters ended March 28, 2013 and March 29, 2012, the Company incurred total rent of approximately $3.6 million and $2.7 million, respectively, associated with the leased digital projection systems. During the quarter ended March 28, 2013, we installed 30 digital projection systems and operated 6,701 screens outfitted with digital projection systems as of March 28, 2013.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters ended March 31, 2013 and March 31, 2012 is as follows (in millions):

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Net revenues	$43.1	$37.8
Income from operations	26.6	22.9
Net income	11.8	6.8

Other Investments

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled approximately $20.0 million as of March 28, 2013 and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 28, 2013 and December 27, 2012. Consistent with the accounting model provided by ASC 323-10-35-22, the Company will not provide for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. As such, the Company has discontinued equity method accounting for its investment in Open Road Films and will not recognize its share of any future undistributed equity in the earnings of Open Road Films until Open Road Films' future net earnings, net of distributions received, equal or exceed the amount of excess losses (approximately $6.0 million) incurred through March 28, 2013. The carrying value of the Company’s investment in Open Road Films as of March 28, 2013 is included in the unaudited condensed consolidated balance sheet as a component of "Other Non-Current Liabilities."

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters ended March 31, 2013 and March 31, 2012 is as follows (in millions):

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Revenues	$65.2	$35.7
Income (loss) from operations	(7.0)	—
Net loss	(7.7)	(0.5)

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  The carrying value of the Company’s investment in RealD, Inc. as of March 28, 2013 was approximately $15.9 million. See Note 11—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets." Subsequent to the quarter ended March 28, 2013, the Company sold 0.3 million shares of RealD, Inc. as described further in Note 12—"Subsequent Events."

3. ACQUISITIONS

Acquisition of Great Escape Theatres

On November 29, 2012, Regal completed the acquisition of Great Escape Theatres, whereby it acquired a total of 25 theatres with 301 screens for an aggregate net cash purchase price, after post-closing adjustments, of $90.0 million. The transaction involved multiple sellers and the aggregate purchase price included repayment of the sellers' debt and the assumption of working capital. The sellers will also maintain an interest in the real property associated with seven of the acquired theatres. The acquisition of the Great Escape circuit enhanced Regal's presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia. The aggregate net cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the dates of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the final allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Current assets	$2.9
Property and equipment, net	22.0
Favorable leases	8.1
Goodwill	89.0
Current liabilities	(5.9)
Unfavorable leases	(26.1)
Total purchase price	$90.0

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

4. DEBT OBLIGATIONS

Debt obligations at March 28, 2013 and December 27, 2012 consist of the following (in millions):

	March 28, 2013	December 27, 2012
Regal Cinemas Amended Senior Credit Agreement, net of debt discount	$983.4	$988.4
Regal 9 1/8% Senior Notes, including premium	533.0	533.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	393.9	393.7
Regal 5 3/4% Senior Notes	250.0	—
Lease financing arrangements, weighted average interest rate of 11.32%, maturing in various installments through January 2021	57.8	59.6
Capital lease obligations, 8.5% to 10.3%, maturing in various installments through December 2017	9.8	11.1
Other	8.0	9.0
Total debt obligations	2,235.9	1,995.2
Less current portion	19.5	22.0
Total debt obligations, less current portion	$2,216.4	$1,973.2

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2012 Audited Consolidated Financial Statements, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse") and the lenders party thereto (the "Lenders"). The Credit Agreement provides, among other things, for senior secured credit facilities consisting of a term loan facility (the "Term Facility") with an original principal balance of $1,006.0 million and final maturity date in August 2017 and a revolving credit facility (the "Revolving Facility") of up to $85.0 million (the “Revolving Commitment”) with a final maturity date in May 2015.

As of March 28, 2013 and December 27, 2012, borrowings of $983.4 million and $988.4 million (net of debt discount), respectively, were outstanding under the Term Facility at an effective interest rate of 3.65% (as of March 28, 2013) and 3.53% (as of December 27, 2012), after the impact of the interest rate swaps described below is taken into account.

Subsequent to the quarter ended March 28, 2013, the Company entered into an amendment to the Credit Agreement as described further in Note 12—"Subsequent Events."

Regal 9 1/8% Senior Notes— On August 16, 2010, Regal issued $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes (the "9 1/8% Senior Notes") under an Indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the Company's then-outstanding 6 1/4% Convertible Senior Notes.

On January 4, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under the existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under the existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and the Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and are fungible with, the $275.0 million aggregate principal amount of the Company’s 9 1/8% Senior Notes previously issued under the Indenture in 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions paid by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Credit Agreement and for general corporate purposes.

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

The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million.  The Company used all of the net proceeds from the offering to repay a portion of the Company's prior senior credit facility.

The 8 5/8% Senior Notes are Regal Cinemas’ general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas’ existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas’ existing and future secured indebtedness, including all borrowings under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas’ subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee its other indebtedness (collectively, with Regal, the "Note Guarantors"). The guarantees of the 8 5/8% Senior Notes are the Note Guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Note Guarantors’ existing and future senior unsecured indebtedness, including the 9 1/8% Senior Notes and rank senior in right of payment to all of the Note Guarantors’ existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of the Note Guarantors’ existing and future secured indebtedness, including the guarantees under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Note Guarantors’ subsidiaries that is not a guarantor of the 8 5/8% Senior Notes.

Regal 5 3/4% Senior Notes—On January 17, 2013, Regal issued $250.0 million in aggregate principal amount of the 5 3/4% senior notes due 2025 (the "5 3/4% Senior Notes") in a registered public offering. The net proceeds from the offering were approximately $244.5 million, after deducting underwriting discounts and offering expenses. Regal used approximately $191 million of the net proceeds from the offering to fund the acquisition of Hollywood Theatres as described further in Note 12—"Subsequent Events."

The 5 3/4% Senior Notes bear interest at a rate of 5 3/4% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2013. The 5 3/4% Senior Notes will mature on February 1, 2025. The 5 3/4% Senior Notes are the Company's senior unsecured obligations. They rank equal in right of payment with all of the Company's existing and future senior unsecured indebtedness and prior to all of the Company's future subordinated indebtedness. The 5 3/4% Senior Notes are effectively subordinated to all of the Company's future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries. None of the Company's subsidiaries guarantee any of the Company's obligations with respect to the 5 3/4% Senior Notes.

Prior to February 1, 2018, the Company may redeem all or any part of the 5 3/4% Senior Notes at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes in whole or in part at any time on or after February 1, 2018 at the redemption prices specified in the Indenture governing the 5 3/4% Senior Notes. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes from the net proceeds from certain equity offerings at the redemption price specified in the Indenture.

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

Interest Rate Swaps— As of March 28, 2013, the Company maintained two effective hedging relationships via two distinct interest rate swap agreements (maturing June 30, 2015 and December 31, 2015, respectively), which require Regal

Cinemas to pay interest at fixed rates ranging from 1.325% to 1.82% and receive interest at a variable rate. These two interest rate swap agreements are designated to hedge $300.0 million of variable rate debt obligations at an effective rate of approximately 3.21% as of March 28, 2013.

Under the terms of the Company’s interest rate swap agreements as of March 28, 2013, Regal Cinemas receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the following three-month period. The interest rate swap settles any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swap will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swap, because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was entered into. The interest rate swap qualifies for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $300.0 million of variable rate obligations. The change in the fair value of the interest rate swap is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instrument (the one effective interest rate swap) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of the swap.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of March 28, 2013:

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

See Note 11—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Other Long-Term Obligations— Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2012 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $15.2 million and $25.2 million for the quarter ended March 28, 2013 and March 29, 2012, respectively, reflect effective tax rates of approximately 40.4% and 35.2%, respectively. The increase in the effective tax rate for the quarter ended March 28, 2013 is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations that occurred during the quarter ended March 29, 2012.  The effective tax rates for the quarters ended March 28, 2013 and March 29, 2012 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 28, 2013 and December 27, 2012 totaling $16.2 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

As further described in Note 2—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service ("IRS") has examined National CineMedia’s 2007 and 2008 income tax returns and, as of March 28, 2013, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. NCM Inc., in its capacity as tax matters partner for National Cinemedia, is disputing the adjustment through the IRS' administrative appeals process. Management has evaluated the proposed adjustment and does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of March 28, 2013.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of March 28, 2013, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of March 28, 2013, 132,140,804 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 28, 2013, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 28, 2013. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2012 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 28, 2013.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (the "Incentive Plan"), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units," the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.  Readers should refer to Note 9 to the 2012 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of March 28, 2013, 4,944,631 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of March 28, 2013, options to purchase a total of 54,670 shares of Class A common stock were outstanding under the Incentive Plan. There were no stock options granted during the quarters ended March 28, 2013 and March 29, 2012 and no compensation expense related to stock options was recorded during the quarters ended March 28, 2013 and March 29, 2012.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the quarter ended March 28, 2013, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.6 million for the quarter ended March 28, 2013. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the quarter ended March 29, 2012, the unaudited condensed consolidated statement of cash flows reflects approximately $0.3 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.8 million for the quarter ended March 29, 2012. The actual income tax benefit realized from stock option exercises was approximately $0.5 million for the same period.

The following table represents stock option activity for the quarter ended March 28, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	106,136	$12.67	1.11
Exercised during the period	(51,466)	12.05
Outstanding options at end of period	54,670	13.25	1.03
Exercisable options at end of period	54,670	13.25	1.03

Restricted Stock

As described further in Note 9 to the 2012 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the quarter ended March 28, 2013, 297,866 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of the Company’s Class A common stock on the date of this grant (January 9, 2013) was $14.19 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the quarter ended March 28, 2013, the Company withheld approximately 226,025 shares of restricted stock at an aggregate cost of approximately $3.3 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 659,861 restricted stock awards.  In addition, during the quarter ended March 28, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013. These awards are scheduled to fully vest on January 13, 2014, the one year anniversary of the calculation date.

During the quarters ended March 28, 2013 and March 29, 2012, the Company recognized approximately $1.2 million of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the

Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 28, 2013, we have unrecognized compensation expense of $9.7 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended March 28, 2013:

Unvested at beginning of period	1,175,830
Granted during the period	297,866
Vested during the period	(659,861)
Conversion of performance shares during the period	273,719
Unvested at end of period	1,087,554

During the quarter ended March 28, 2013, the Company paid one cash dividend of $0.21 on each share of outstanding restricted stock totaling approximately $0.2 million.  During the quarter ended March 29, 2012, the Company paid one cash dividend of $0.21 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a "Performance Agreement").

In 2009, the Company adopted an amended and restated form of Performance Agreement (the "Performance Agreement").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the quarter ended March 28, 2013, 293,961 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2013 proxy statement filed with the Commission on March 22, 2013, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 9, 2016 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 9, 2017 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 9, 2013) was $14.19 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended March 28, 2013 and March 29, 2012, the Company recognized approximately $1.1 million and $1.0 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of March 28, 2013, we have unrecognized compensation expense of $12.1 million associated with performance share units. During the quarter ended March 28, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013.

The following table summarizes information about the Company’s number of performance shares for the quarter ended March 28, 2013:

Unvested at beginning of period	929,023
Granted (based on target) during the period	293,961
Conversion to restricted shares during the period	(273,719)
Unvested at end of period	949,265

In connection with the conversion of the above 273,719 performance shares, during the quarter ended March 28, 2013, the Company paid a cumulative cash dividend of $4.80 (representing the sum of all cash dividends paid from January 13, 2010 through January 13, 2013) on each performance share converted, totaling approximately $1.3 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.5 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

 With respect to certain matters and proceedings described above, management has estimated the upper end of the range of reasonably possible loss to be approximately $0.1 million. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified counsel for United Artists Theatre Circuit, Inc. ("UATC"), an indirect wholly owned subsidiary of the Company, that the Regional Board is contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. According to the Regional Board, the property in question has been contaminated by dry cleaning facilities that operated at the property in question from 1961 until 1996. The Regional Board is also contemplating issuing the order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. While UATC intends to vigorously defend these matters, we cannot yet predict the outcome or the magnitude of any clean-up costs. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $5.9 million (primarily landlord-tenant disputes) as of March 28, 2013. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

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

In addition, from time to time, the Company receives letters from the state officials in states where we operate theatres regarding investigation into the accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has announced its intention to deploy new digital captioning and descriptive video systems during 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company expects the remaining capital outlay with respect to these systems to be approximately $7.2 million. Notwithstanding these efforts, the Company continues to defend claims made by private litigants that Regal has violated state law by not providing captioning for the deaf and hard of hearing. Regardless, the Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

8. RELATED PARTY TRANSACTIONS

During the quarters ended March 28, 2013 and March 29, 2012, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters ended March 28, 2013 and March 29, 2012, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended March 28, 2013 and March 29, 2012, the Company received approximately $0.1 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 2—"Investments" for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

9. EARNINGS PER SHARE

We compute earnings per share of Class A and Class B common stock using the two-class method.  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, or vesting of restricted stock and performance share units. The dilutive effect of outstanding stock options, restricted stock and performance share units is reflected in diluted earnings per share by application of the treasury-stock method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended March 28, 2013		Quarter Ended March 29, 2012
	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$19.0	$3.5	$39.2	$7.1
Denominator:
Weighted average common shares outstanding (in thousands)	131,014	23,709	130,264	23,709
Basic earnings per share	$0.15	$0.15	$0.30	$0.30
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$19.0	$3.5	$39.2	$7.1
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3.5	—	7.1	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	(0.1)	—	—
Allocation of undistributed earnings	$22.5	$3.4	$46.3	$7.1
Denominator:
Number of shares used in basic computation (in thousands)	131,014	23,709	130,264	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—
Stock options	4	—	69	0
Restricted stock and performance shares	806	—	708	—
Number of shares used in per share computations (in thousands)	155,533	23,709	154,750	23,709
Diluted earnings per share	$0.14	$0.14	$0.30	$0.30

10. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company as of the beginning of fiscal 2013 and has been applied retrospectively.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 28, 2013:

		Fair Value Measurements at March 28, 2013 Using
	Total Carrying Value at March 28, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available-for-sale(1)	$15.9	$15.9	$—	$—
Total assets at fair value	$15.9	$15.9	$—	$—
Liabilities:
Interest rate swaps(2)	$8.9	$—	$8.9	$—
Total liabilities at fair value	$8.9	$—	$8.9	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis.  During the quarter ended March 28, 2013, the Company recorded an increase to its investment in RealD, Inc. of approximately $2.7 million and a corresponding entry of $1.6 million, net of tax to "Accumulated other comprehensive income, net." The fair value of RealD, Inc. common shares was based on the publicly traded common stock price of RealD, Inc. as of March 28, 2013 of $13.00 per share. Subsequent to the quarter ended March 28, 2013, the Company sold 0.3 million shares of RealD, Inc. as described further in Note 12—"Subsequent Events."

(2)
The fair value of the Company’s interest rate swaps described in Note 4—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of March 28, 2013, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(8.9) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $5.8 million) and "Accrued expenses" (approximately $3.1 million) with a corresponding amount of $(5.4) million, net of tax, recorded to "Accumulated other comprehensive loss, net."  As of December 27, 2012, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(10.3) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $6.6 million) and "Accrued expenses" (approximately $3.7 million) with a corresponding amount of $(6.3) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters ended March 28, 2013 and March 29, 2012 and accordingly, the net gain on the swaps of $0.9 million and $1.3 million, respectively, were reported as a component of other comprehensive income for the quarters ended March 28, 2013 and March 29, 2012.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters ended March 28, 2013 and March 29, 2012.

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

Long-Lived Assets, Intangible Assets and Other Investments

As further described in Note 2 to the 2012 Audited Consolidated Financial Statements and incorporated by reference herein, the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities accounted for under the equity method, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s analysis relative to long-lived assets resulted in no impairments charges for the quarters ended March 28, 2013 and March 29, 2012.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters ended March 28, 2013 and March 29, 2012.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Credit Agreement described in Note 4—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of March 28, 2013 and December 27, 2012. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes and the 5 3/4% Senior Notes are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of March 28, 2013 and, for the 9 1/8% Senior Notes and the 8 5/8% Senior Notes, December 27, 2012. The aggregate carrying values and fair values of long-term debt at March 28, 2013 and December 27, 2012 consist of the following:

	March 28, 2013	December 27, 2012
	(in millions)
Carrying value	$2,160.3	$1,915.5
Fair value	$2,277.0	$2,023.7

12. SUBSEQUENT EVENTS

Acquisition of Hollywood Theaters

On March 29, 2013, we completed the acquisition of Hollywood Theatres in which we acquired a total of 43 theatres with 513 screens in exchange for approximately $191 million in cash, approximately $47 million of assumed capital lease and lease financing obligations, and certain working capital. The cash portion of the purchase price includes repayment of approximately $167 million of the sellers’ debt and is subject to customary post-closing adjustments. The acquisition of Hollywood Theaters will enhance Regal’s presence in 16 states and 3 U.S. territories.

Amendment to Regal Cinemas Sixth Amended and Restated Credit Agreement
On April 19, 2013 (the “Second Amendment Date”), Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into an amendment (the “Second Amendment”) to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

Quarterly Dividend Declaration

 On April 30, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 14, 2013, to stockholders of record on June 4, 2013.

Sale of RealD, Inc. Shares

During April 2013, the Company sold 0.3 million shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.00 per share. We received approximately $4.3 million in net proceeds after deducting related fees and expenses payable by us.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of the 8 5/8% Senior Notes.  The 8 5/8% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Regal and all of Regal Cinemas’ existing and future domestic restricted subsidiaries that guarantee Regal Cinemas’ other indebtedness (the "Subsidiary Guarantors").

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated by the Commission, presents the condensed consolidating financial information separately for:

(i)	Regal, identified below as "REG Parent Company," which is a guarantor of the 8 5/8% Senior Notes;

(ii)	Regal Cinemas, identified below as "RCC Parent Company," which is issuer of the 8 5/8% Senior Notes;

(iii)	The Subsidiary Guarantors, on a combined basis;

(iv)	The Subsidiary Non-Guarantors, on a combined basis, which are subsidiaries that are not guarantors of the 8 5/8% Senior Notes;

(v)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Regal, Regal Cinemas, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(vi)	Regal and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$342.9	$52.5	$—	$395.4
Trade and other receivables	—	—	29.7	2.8	—	32.5
Other current assets	—	—	43.7	7.5	(0.8)	50.4
TOTAL CURRENT ASSETS	—	—	416.3	62.8	(0.8)	478.3
Property and equipment, net	20.5		1,386.4	40.8	(12.4)	1,435.3
Goodwill and intangible assets, net	—	—	288.1	7.1	—	295.2
Deferred income tax asset	2.3	—	13.9	—	(16.2)	—
Other non-current assets	74.5	1,380.6	1,156.6	79.1	(2,447.8)	243.0
TOTAL ASSETS	$97.3	$1,380.6	$3,261.3	$189.8	$(2,477.2)	$2,451.8
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.1	$7.5	$9.6	$15.3	$(15.0)	$19.5
Accounts payable	0.1	—	127.6	5.2	—	132.9
Accrued expenses and other liabilities	9.3	7.3	187.1	5.9	(0.8)	208.8
TOTAL CURRENT LIABILITIES	11.5	14.8	324.3	26.4	(15.8)	361.2
Long-term debt, less current portion	789.0	1,369.7	—	—		2,158.7
Lease financing arrangements, less current portion	—	—	50.2	—	—	50.2
Capital lease obligations, less current portion	—	—	6.8	0.7	—	7.5
Deferred income tax liability	—	—	—	24.0	(16.2)	7.8
Other liabilities	1.0	—	542.5	29.1		572.6
TOTAL LIABILITIES	801.5	1,384.5	923.8	80.2	(32.0)	3,158.0
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(704.2)	(3.9)	2,339.7	109.4	(2,445.2)	(704.2)
Noncontrolling interest	—	—	(2.2)	0.2	—	(2.0)
TOTAL EQUITY (DEFICIT)	(704.2)	(3.9)	2,337.5	109.6	(2,445.2)	(706.2)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$97.3	$1,380.6	$3,261.3	$189.8	$(2,477.2)	$2,451.8

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$53.8	$55.7	$—	$109.5
Trade and other receivables	—	—	102.9	1.4	—	104.3
Other current assets	—	—	40.2	3.8	—	44.0
TOTAL CURRENT ASSETS	—	—	196.9	60.9	—	257.8
Property and equipment, net	20.7	—	1,419.4	35.4	(12.3)	1,463.2
Goodwill and intangible assets, net	—	—	288.5	7.1	—	295.6
Deferred income tax asset	2.4	—	14.0	—	(16.4)	—
Other non-current assets	7.2	1,144.1	1,020.9	84.9	(2,064.2)	192.9
TOTAL ASSETS	$30.3	$1,144.1	$2,939.7	$188.3	$(2,092.9)	$2,209.5
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.0	$10.1	$—	$15.3	$(5.4)	$22.0
Accounts payable	0.4	—	150.7	5.9	—	157.0
Accrued expenses and other liabilities	183.3	20.2	162.9	6.9	(164.8)	208.5
TOTAL CURRENT LIABILITIES	185.7	30.3	313.6	28.1	(170.2)	387.5
Long-term debt, less current portion	540.4	1,372.0	—	—	—	1,912.4
Lease financing arrangements, less current portion	—	—	52.2	—	—	52.2
Capital lease obligations, less current portion	—	—	7.8	0.8	—	8.6
Deferred income tax liability	—	—	—	24.1	(16.4)	7.7
Other liabilities	1.0	—	512.9	25.8	—	539.7
TOTAL LIABILITIES	727.1	1,402.3	886.5	78.8	(186.6)	2,908.1
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(696.8)	(258.2)	2,055.3	109.2	(1,906.3)	(696.8)
Noncontrolling interest	—	—	(2.1)	0.3	—	(1.8)
TOTAL EQUITY (DEFICIT)	(696.8)	(258.2)	2,053.2	109.5	(1,906.3)	(698.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$30.3	$1,144.1	$2,939.7	$188.3	$(2,092.9)	$2,209.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
QUARTER ENDED MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$596.5	$47.5	$(1.2)	$642.8
OPERATING EXPENSES:
Film rental and advertising costs	—	—	200.6	15.3		215.9
Cost of concessions	—	—	21.6	2.3		23.9
Rent expense	—	—	91.0	9.3	(0.7)	99.6
Other operating expenses	—	—	167.8	15.8		183.6
General and administrative expenses	0.2	—	17.6	1.5	(1.3)	18.0
Depreciation and amortization	0.1	—	44.8	2.3	—	47.2
Net gain on disposal and impairment of operating assets	—	—	(2.6)	—	—	(2.6)
TOTAL OPERATING EXPENSES	0.3	—	540.8	46.5	(2.0)	585.6
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	55.7	1.0	0.8	57.2
OTHER EXPENSE (INCOME):
Interest expense, net	14.7	18.7	1.2	0.3	—	34.9
Earnings recognized from NCM	—	—	(9.8)	—	—	(9.8)
Other, net	(31.7)	(47.1)	(19.4)	—	92.7	(5.5)
TOTAL OTHER EXPENSE (INCOME), NET	(17.0)	(28.4)	(28.0)	0.3	92.7	19.6
INCOME BEFORE INCOME TAXES	16.7	28.4	83.7	0.7	(91.9)	37.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(5.7)	(2.5)	22.9	0.5	—	15.2
NET INCOME	22.4	30.9	60.8	0.2	(91.9)	22.4
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$22.4	$30.9	$60.9	$0.2	$(91.9)	$22.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
QUARTER ENDED MARCH 29, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$631.1	$55.3	$(1.5)	$684.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	218.5	18.3	—	236.8
Cost of concessions	—	—	21.3	2.4	—	23.7
Rent expense	—	—	85.3	9.5	(0.7)	94.1
Other operating expenses	—	—	160.4	16.4	—	176.8
General and administrative expenses	0.1	—	15.5	1.7	(1.5)	15.8
Depreciation and amortization	0.1	—	44.2	2.6	—	46.9
Net gain on disposal and impairment of operating assets and other	—	—	—	—	—	—
TOTAL OPERATING EXPENSES	0.2	—	545.2	50.9	(2.2)	594.1
INCOME (LOSS) FROM OPERATIONS	(0.2)	—	85.9	4.4	0.7	90.8
OTHER EXPENSE (INCOME):
Interest expense, net	12.3	22.2	1.3	0.2	—	36.0
Earnings recognized from NCM	—	—	(13.8)	—	—	(13.8)
Other, net	(54.2)	(66.8)	(28.0)	—	146.1	(2.9)
TOTAL OTHER EXPENSE (INCOME), NET	(41.9)	(44.6)	(40.5)	0.2	146.1	19.3
INCOME BEFORE INCOME TAXES	41.7	44.6	126.4	4.2	(145.4)	71.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.6)	(8.9)	37.1	1.6	—	25.2
NET INCOME	46.3	53.5	89.3	2.6	(145.4)	46.3
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$46.3	$53.5	$89.3	$2.6	$(145.4)	$46.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
QUARTER ENDED MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$22.4	$30.9	$60.8	$0.2	$(91.9)	$22.4
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	0.9	0.9	—	—	(0.9)	0.9
Change in fair value of available for sale securities	1.6	1.6	1.6	—	(3.2)	1.6
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2.5	2.5	1.6	—	(4.1)	2.5
TOTAL COMPREHENSIVE INCOME, NET OF TAX	24.9	33.4	62.4	0.2	(96.0)	24.9
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$24.9	$33.4	$62.5	$0.2	$(96.0)	$25.0

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
QUARTER ENDED MARCH 29, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$46.3	$53.5	$89.3	$2.6	$(145.4)	$46.3
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	1.3	1.3	—	—	(1.3)	1.3
Change in fair value of available for sale securities	3.7	3.7	3.7	—	(7.4)	3.7
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5.0	5.0	3.7	—	(8.7)	5.0
TOTAL COMPREHENSIVE INCOME, NET OF TAX	51.3	58.5	93.0	2.6	(154.1)	51.3
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$51.3	$58.5	$93.0	$2.6	$(154.1)	$51.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
QUARTER ENDED MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11.1	$—	$101.6	$(1.8)	$—	$110.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(22.4)	(1.5)	—	(23.9)
Proceeds from disposition of assets	—	—	3.4	0.1	—	3.5
Investment in non-consolidated entities and other	—	—	(3.3)	—	—	(3.3)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(22.3)	(1.4)	—	(23.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(34.0)	—	—	—	—	(34.0)
Cash received (paid) to/from REG Parent Company	(217.9)	217.9	—	—	—	—
Cash received (paid) to/from subsidiary	—	(217.9)	217.9	—	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes	250.0	—	—	—	—	250.0
Payments on long-term obligations	(1.0)	—	(8.1)	—	—	(9.1)
Payment of debt acquisition costs	(5.5)	—	—	—	—	(5.5)
Proceeds from stock option exercises and other	0.6	—	—	—	—	0.6
Cash paid for tax withholdings	(3.3)	—	—	—	—	(3.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11.1)	—	209.8	—	—	198.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	289.1	(3.2)	—	285.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	53.8	55.7	—	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$342.9	$52.5	$—	$395.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
QUARTERS ENDED MARCH 29, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(21.3)	$—	$141.6	$(2.8)	$—	$117.5
Cash Flows from Investing Activities:
Capital expenditures	—	—	(9.8)	(1.1)	—	(10.9)
Proceeds from disposition of assets	—	—	0.1	—	—	0.1
Investment in non-consolidated entities and other	—	—	(3.1)	—	—	(3.1)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(12.8)	(1.1)	—	(13.9)
Cash Flows from Financing Activities:
Cash used to pay dividends	(33.9)	—	—	—	—	(33.9)
Cash received (paid) to/from REG Parent Company	56.6	(56.6)	—	—	—	—
Cash received (paid) to/from subsidiary	—	56.6	(56.6)	—	—	—
Payments on long-term obligations	(0.9)		(5.1)	—	—	(6.0)
Cash paid for tax withholdings	(1.6)	—	—	—	—	(1.6)
Proceeds from stock option exercises and other	1.1	—	—	—	—	1.1
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21.3	—	(61.7)	—	—	(40.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	67.1	(3.9)	—	63.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	197.5	55.5	—	253.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$264.6	$51.6	$—	$316.2

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 25, 2013 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 27, 2012. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 6,854 screens in 537 theatres in 38 states and the District of Columbia as of March 28, 2013. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and discount ticket programs, various other activities in our theatres and our relationship with National CineMedia. Film rental costs depend primarily on the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to maximize our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  As of March 28, 2013, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 27, 2012, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations

—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated herein by reference.

Our business strategy focuses on enhancing our position in the motion picture exhibition industry by realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the quarter ended March 28, 2013 ("Q1 2013 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Q1 2013 Period totaled approximately $34.0 million.

•
In addition to the November 2012 acquisition of Great Escape Theatres consisting of 25 theatres and 301 screens, we continued to actively manage our asset base by closing three underperforming theatres with 26 screens, ending the Q1 2013 Period with 537 theatres and 6,854 screens. In addition, on March 29, 2013, we completed the acquisition of Hollywood Theatres in which we acquired a total of 43 theatres with 513 screens in exchange for approximately $191 million in cash, approximately $47 million of assumed capital lease and lease financing obligations, and certain working capital. The acquisition of Hollywood Theaters will enhance Regal’s presence in 16 states and 3 U.S. territories. See "Recent Developments" below and Note 12—"Subsequent Events" for further discussion of this acquisition. We are pleased that our recently completed acquisitions have been fully integrated into our operations and are having a positive impact on our market share and financial results.

•
During the Q1 2013 Period, we continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts including (1) installation of additional IMAX® digital projection systems and RPXSM screens in select theatre locations, (2) enhancement of our various food and beverage offerings in certain of our theatres and (3) a continued focus on interactive marketing programs (such as mobile ticketing and our frequent moviegoer loyalty program, named the Regal Crown Club®) aimed at increasing attendance and enhancing the overall customer experience. The product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, coupled with the continued rollout of our expanded concession menu and widespread availability of mobile ticketing and other marketing initiatives allow us to deliver a premium experience in a majority of our key markets.

•
Finally, we believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films’ first quarter of 2013 highlights include the theatrical release of A Haunted House and Side Effects and the DVD release of Hit and Run, End of Watch and Silent Hill. Films distributed by Open Road Films during the first four months of 2013 generated national box office revenues of approximately $98 million.  Open Road Films expects to eventually distribute approximately eight to ten films per year. As of March 28, 2013, our cumulative cash investment in Open Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.

Recent Developments

As described in Note 12—"Subsequent Events," on March 29, 2013, the Company completed the acquisition of Hollywood Theatres in which we acquired a total of 43 theatres with 513 screens in exchange for approximately $191 million in cash, approximately $47 million of assumed capital lease and lease financing obligations, and certain working capital. The cash portion of the purchase price includes repayment of approximately $167 million of the sellers’ debt and is subject to customary post-closing adjustments. The acquisition of Hollywood Theaters will enhance Regal’s presence in 16 states and 3 U.S. territories.

Also as described in Note 12—"Subsequent Events," on April 19, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into the Second Amendment to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

Finally, as described in Note 12—"Subsequent Events," during April 2013, the Company sold 0.3 million shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.00 per share. We received approximately $4.3 million in net proceeds after deducting related fees and expenses payable by us.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2013 were estimated to have decreased by approximately nine to ten percent in comparison to the first fiscal quarter of 2012.  The industry’s box office results for the first quarter of 2013 were negatively impacted by difficult comparisons with the strong attendance experienced in the first quarter of 2012, including the commercial success of premium format pictures such as The Hunger Games and Dr. Suess’ The Lorax.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended March 28, 2013 ("Q1 2013 Period") and the quarter ended March 29, 2012 ("Q1 2012 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q1 2013 Period		Q1 2012 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$436.6	67.9%	$474.1	69.2%
Concessions	171.8	26.7	180.0	26.3
Other operating revenues	34.4	5.4	30.8	4.5
Total revenues	642.8	100.0	684.9	100.0
Operating expenses:
Film rental and advertising costs(1)	215.9	49.5	236.8	49.9
Cost of concessions(2)	23.9	13.9	23.7	13.2
Rent expense(3)	99.6	15.5	94.1	13.7
Other operating expenses(3)	183.6	28.6	176.8	25.8
General and administrative expenses (including share-based compensation expense of $2.3 for the Q1 2013 Period and the Q1 2012 Period)(3)	18.0	2.8	15.8	2.3
Depreciation and amortization(3)	47.2	7.3	46.9	6.8
Net loss on disposal and impairment of operating assets(3)	(2.6)	0.4	—	—
Total operating expenses(3)	585.6	91.1	594.1	86.7
Income from operations(3)	57.2	8.9	90.8	13.3
Interest expense, net(3)	34.9	5.4	36.0	5.3
Earnings recognized from NCM(3)	(9.8)	1.5	(13.8)	2.0
Other, net(3)	(5.5)	0.9	(2.9)	0.4
Provision for income taxes(3)	15.2	2.4	25.2	3.7
Net income attributable to controlling interest(3)	$22.5	3.5	$46.3	6.8
Attendance (in thousands)	49,645	*	53,721	*
Average ticket price(4)	$8.79	*	$8.83	*
Average concessions per patron(5)	$3.46	*	$3.35	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q1 2013 Period, total admissions revenues decreased $37.5 million, or 7.9%, to $436.6 million, from $474.1 million in the Q1 2012 Period.  A 7.6% decrease in attendance coupled with a 0.5% decrease in average ticket prices led to the decrease in the Q1 2013 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q1 2013 Period in comparison to that of the Q1 2012 Period was negatively impacted by difficult comparisons with the strong attendance experienced in the Q1 2012 Period, including the commercial success of premium format pictures such as The Hunger Games and Dr. Suess’ The Lorax. For the Q1 2013 Period, the 0.5% average ticket price decrease was due to a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the period.  Based on our review of certain industry sources, the decrease in our admissions revenues was slightly less than the industry’s results for the Q1 2013 Period as compared to the Q1 2012 Period and is primarily attributable to our November 2012 acquisition of Great Escape Theatres, which consisted of 25 theatres and 301 screens.

Concessions

Total concessions revenues decreased $8.2 million, or 4.6%, to $171.8 million during the Q1 2013 Period, from $180.0 million for the Q1 2012 Period.  Average concessions revenues per patron during the Q1 2013 Period increased 3.3%, to $3.46, from $3.35 for the Q1 2012 Period. The decrease in total concessions revenues during the Q1 2013 Period was attributable to the aforementioned decline in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q1 2013 Period was primarily a result of an increase in popcorn and beverage sales volume during the Q1 2013 Period, but also benefited from the continued rollout of our expanded food menu during the Q1 2013 Period.

Other Operating Revenues

During the Q1 2013 Period, other operating revenues increased $3.6 million, or 11.7%, to $34.4 million, from $30.8 million in the Q1 2012 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Q1 2013 Period was primarily driven by increases in revenues from our vendor marketing programs and our gift card and discount ticket programs.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 49.5% during the Q1 2013 Period from 49.9% in the Q1 2012 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2013 Period was primarily attributable to the overall decline in box office revenues and a lack of box office concentration as compared to the Q1 2012 Period.

Cost of Concessions

During the Q1 2013 Period, cost of concessions increased $0.2 million, or 0.8%, to $23.9 million as compared to $23.7 million during the Q1 2012 Period.  Cost of concessions as a percentage of concessions revenues for the Q1 2013 Period was approximately 13.9%, compared to 13.2% during the Q1 2012 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Q1 2013 Period was primarily related to slightly higher raw material and packaged good costs and a minor shift in the mix of products sold at the concession stand.

Rent Expense

Rent expense increased $5.5 million, or 5.8%, to $99.6 million in the Q1 2013 Period, from $94.1 million in the Q1 2012 Period.  The increase in rent expense during the Q1 2013 Period was primarily related to incremental rent associated with the November 2012 acquisition of Great Escape Theatres and incremental rent associated with the opening of eight new theatres with 107 screens subsequent to the end of the Q1 2012 Period, partially offset by the closure of 19 theatres with 141 screens subsequent to the end of the Q1 2012 Period.

Other Operating Expenses

Other operating expenses increased $6.8 million, or 3.8%, to $183.6 million in the Q1 2013 Period, from $176.8 million in the Q1 2012 Period.  The increase in other operating expenses during the Q1 2013 Period was attributable to increases in theatre level payroll and certain non-rent occupancy costs, partially offset by decreased costs associated with lower premium format film revenues.

General and Administrative Expenses

For the Q1 2013 Period, general and administrative expenses increased $2.2 million, or 13.9%, to $18.0 million as compared to $15.8 million in the Q1 2012 Period. The increase in general and administrative expenses was primarily attributable to an increase in legal and professional fees and corporate payroll costs during the Q1 2013 Period.

Depreciation and Amortization

Depreciation and amortization expense of $47.2 million for the Q1 2013 Period was consistent with that of the Q1 2012 Period.

Income from Operations

During the Q1 2013 Period, income from operations decreased $33.6 million, or 37.0%, to $57.2 million, from $90.8 million in the Q1 2012 Period.  The decrease in income from operations during the Q1 2013 Period as compared to the Q1 2012 Period was primarily attributable to the decline in total revenues and increases in certain variable operating expense line items described above, partially offset by a $2.6 million higher net gain on disposal and impairment of operating assets.

Interest Expense, net

Net interest expense totaled $34.9 million for the Q1 2013 Period, which represents a decrease of $1.1 million, or 3.1%, from $36.0 million in the Q1 2012 Period.  The decrease in net interest expense during the Q1 2013 Period was principally due to a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio), partially offset by incremental interest associated with the Q1 2013 Period issuance of our 5 3/4% Senior Notes.

Earnings Recognized from NCM

Earnings recognized from NCM decreased $4.0 million to $9.8 million in the Q1 2013 Period, from $13.8 million in the Q1 2012 Period. The decrease in earnings recognized from NCM during the Q1 2013 Period as compared to the Q1 2012 Period was primarily attributable to the timing of payments received under the tax receivable agreement described more fully in Note 4 to the 2012 Audited Consolidated Financial Statements.

Income Taxes

The provision for income taxes of $15.2 million and $25.2 million for the Q1 2013 Period and the Q1 2012 Period, respectively, reflect effective tax rates of approximately 40.4% and 35.2%, respectively.  The increase in the effective tax rate for the Q1 2013 Period compared to the Q1 2012 Period was primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations that occurred during the Q1 2012 Period. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q1 2013 Period, net income attributable to controlling interest totaled $22.5 million, which represents a decrease of $23.8 million, from net income attributable to controlling interest of $46.3 million in the Q1 2012 Period.  The decrease in net income attributable to controlling interest for the Q1 2013 Period was primarily attributable to a decrease in operating income as described above and lower earnings recognized from National CineMedia during the Q1 2013 Period, partially offset by lower interest expense and higher equity earnings generated by certain of our equity method investments (included in "Other, net") during the Q1 2013 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, acquisitions, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Credit Agreement described below. Under the terms of the Credit Agreement and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses, repurchase or retire for cash its 9 1/8% Senior Notes and its 5 3/4% Senior Notes. In addition, as described further below, the Indentures under which the 9 1/8% Senior Notes and 5 3/4% Senior Notes are issued limit the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries, or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

As further described in Note 2—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The IRS has examined National CineMedia’s 2007 and 2008 income tax returns and, as of March 28, 2013, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. NCM Inc., in its capacity as tax matters partner for National Cinemedia, is disputing the adjustment through the IRS' administrative appeals process. Management has evaluated the proposed adjustment and does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of March 28, 2013.

Net cash flows provided by operating activities totaled approximately $110.9 million and $117.5 million for the Q1 2013 Period and the Q1 2012 Period, respectively. The $6.6 million decrease in net cash flows generated by operating activities for the Q1 2013 Period as compared to the Q1 2012 Period was caused by a $38.4 million decrease in net income excluding non-cash items partially offset by a change in working capital activity of approximately $31.8 million. Working capital activity was primarily impacted by changes in income taxes payable and trade and other receivables activity during the Q1 2013 Period as compared to the Q1 2012 Period. The increase in income taxes payable activity during the Q1 2013 Period as compared to the Q1 2012 Period was primarily associated with the timing of our estimated Federal and state income tax payments during such periods. The increase in trade and other receivables activity was attributable to increased attendance and box office revenue at our theaters in the latter part of 2012, which impacted our credit card receivables balance, increased third party sales of our gift cards and discount tickets during late 2012 and to a lesser extent, the timing of other receivables activity.

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

As described more fully in Note 2—"Investments," during the Q1 2013 Period, we received from National CineMedia approximately 2.2 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 24.3 million common units. As a result, on a fully diluted basis, we own a 20.8% interest in NCM, Inc. as of March 28, 2013.

During fiscal 2011, we announced the creation of Open Road Films. We believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theaters and generate a return on our capital investment. Open Road Films expects to eventually distribute approximately eight to ten films per year.  As of March 28, 2013, we have invested approximately $20.0 million in cash contributions in Open Road Films and may invest an additional $10.0 million in this joint venture.

As further described in Note 12—"Subsequent Events," on March 29, 2013, the Company completed the acquisition of Hollywood Theatres in which we acquired a total of 43 theatres with 513 screens in exchange for approximately $191 million in cash, approximately $47 million of assumed capital lease and lease financing obligations, and certain working capital. The cash portion of the purchase price includes repayment of approximately $167 million of the sellers’ debt and is subject to customary post-closing adjustments.

Net cash flows used in investing activities totaled approximately $23.7 million and $13.9 million for the Q1 2013 Period and the Q1 2012 Period, respectively. The $9.8 million increase in cash flows used in investing activities during the Q1 2013 Period, as compared to the Q1 2012 Period, was primarily attributable to a $9.6 million increase in capital expenditures (net of proceeds from disposals) during the Q1 2013 Period and a $0.2 million increase in cash contributions to our various investments in non-consolidated entities during the Q1 2013 Period.

Financing Activities

On January 17, 2013, the Company issued the 5 3/4% Senior Notes under an Indenture, dated as of January 17, 2013, as supplemented by a First Supplemental Indenture, dated as of January 17, 2013, with Wilmington Trust, National Association, as trustee. The offering was registered under the Company's effective shelf registration statement. Net proceeds from the offering were approximately $244.5 million, after deducting underwriting discounts and offering expenses. Regal used a portion of the net proceeds from the offering to fund the acquisition of Hollywood Theatres as described further above and in Note 12—"Subsequent Events." Regal intends to use the remainder of the net proceeds from the offering for general corporate purposes, which may include future acquisitions and the redemption, repayment or repurchase of indebtedness.

As of March 28, 2013, we had approximately $983.4 million aggregate principal amount outstanding under the Term Facility, $533.0 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes, $393.9 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes. As of March 28, 2013, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of March 28, 2013, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

As described in Note 12—"Subsequent Events," on April 19, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into the Second Amendment to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

On April 30, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 14, 2013, to stockholders of record on June 4, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows provided by (used in) financing activities were approximately $198.7 million and $(40.4) million for the Q1 2013 Period and the Q1 2012 Period, respectively. The $239.1 million increase in cash flows provided by financing activities during the Q1 2013 Period as compared to the Q1 2012 Period was primarily attributable the impact of receiving $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes in the Q1 2013 Period, partially offset by the impact of cash used for debt acquisition costs during the Q1 2013 Period and an increase in net payments on long-term debt obligations of $3.1 million.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $119.8 million and $154.4 million for the Q1 2013 Period and the Q1 2012 Period, respectively. The decrease in EBITDA for the Q1 2013 Period as compared to the Q1 2012 Period was primarily attributable to a decrease in operating income and lower earnings recognized from National CineMedia.  The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q1 2013 Period	Q1 2012 Period
EBITDA	$119.8	$154.4
Interest expense, net	(34.9)	(36.0)
Provision for income taxes	(15.2)	(25.2)
Deferred income taxes	(1.5)	7.7
Changes in operating assets and liabilities	43.5	11.7
Other items, net	(0.8)	4.9
Net cash provided by operating activities	$110.9	$117.5

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 27, 2012, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  For a discussion of material changes outside the ordinary course of our business in our contractual cash obligations and commitments during the quarter ended March 28, 2013, please refer to “Liquidity and Capital Resources” above. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 10—"Recent Accounting Pronouncements" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this Form 10-Q, which information is incorporated herein by reference.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including interest rate risk and equity price risk. The Company’s interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Credit Agreement provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the Term Facility bears interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate or the base rate plus, in each case, an applicable margin.

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $300.0 million of variable rate debt obligations as of March 28, 2013) described in Note 4 —"Debt Obligations," Regal Cinemas pays interest at fixed rates ranging from 1.325% to 1.82% and receives interest at a variable rate based on the 3-month LIBOR.

As of March 28, 2013 and December 27, 2012, borrowings of $983.4 million and $988.4 million (net of debt discount), respectively, were outstanding under the Term Facility at an effective interest rate of 3.65% (as of March 28, 2013) and 3.53% (as of December 27, 2012), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of March 28, 2013, would increase or decrease interest expense by $0.9 million for the quarter ended March 28, 2013.

In addition, the Company is exposed to equity price risk associated with approximately 1.2 million shares of stock held in RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments."  Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 28, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 28, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7—"Commitments and Contingencies" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 25, 2013 with the Commission (File No. 001-31315) for the fiscal year ended December 27, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 28, 2013

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
December 28, 2012 - January 31, 2013	226,025	$14.38	—	—
February 1, 2013 - February 28, 2013	—	—	—	—
March 1, 2013 - March 28, 2013	—	—	—	—
Total	226,025	$14.38	—	—
During the quarter ended March 28, 2013, the Company withheld approximately 226,025 shares of restricted stock at an aggregate cost of approximately $3.3 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated January 17, 2013, between Regal and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Regal's Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.1.1
First Supplemental Indenture, dated January 17, 2013, between Regal and Wilmington Trust, National Association, as Trustee, including the form of 5.750% Senior Note due 2025 (attached as Exhibit A to the Indenture) (filed as Exhibit 4.2 to Regal's Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

10.1	Agreement and Plan of Merger, dated February 16, 2013, by and among Regal, RGCS Merger Sub, Inc., Wallace Theater Holdings, Inc and WTH Holdings, L.L.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 28, 2013, filed on May 7, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 7, 2013	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture, dated January 17, 2013, between Regal and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Regal's Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.1.1
First Supplemental Indenture, dated January 17, 2013, between Regal and Wilmington Trust, National Association, as Trustee, including the form of 5.750% Senior Note due 2025 (attached as Exhibit A to the Indenture) (filed as Exhibit 4.2 to Regal's Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

10.1	Agreement and Plan of Merger, dated February 16, 2013, by and among Regal, RGCS Merger Sub, Inc., Wallace Theater Holdings, Inc and WTH Holdings, L.L.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 28, 2013, filed on May 7, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.