Form 10-Q
period 2013-06-27
REGAL ENTERTAINMENT GROUP
filed 2013-08-06
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2013

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
Yes ☐ No ☒

Class A Common Stock—132,115,527 shares outstanding at August 1, 2013

Class B Common Stock—23,708,639 shares outstanding at August 1, 2013

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 27, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291.1	$109.5
Trade and other receivables	55.8	102.7
Income tax receivable	15.7	1.6
Inventories	18.3	17.8
Prepaid expenses and other current assets	21.6	14.8
Deferred income tax asset	18.0	11.4
TOTAL CURRENT ASSETS	420.5	257.8
PROPERTY AND EQUIPMENT:
Land	139.2	123.1
Buildings and leasehold improvements	2,049.3	1,955.2
Equipment	919.9	861.0
Construction in progress	11.3	9.0
Total property and equipment	3,119.7	2,948.3
Accumulated depreciation and amortization	(1,570.9)	(1,485.1)
TOTAL PROPERTY AND EQUIPMENT, NET	1,548.8	1,463.2
GOODWILL	314.4	267.8
INTANGIBLE ASSETS, NET	61.1	27.8
DEFERRED INCOME TAX ASSET	16.0	—
OTHER NON-CURRENT ASSETS	247.6	192.9
TOTAL ASSETS	$2,608.4	$2,209.5
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$24.9	$22.0
Accounts payable	201.0	157.0
Accrued expenses	85.2	67.6
Deferred revenue	91.8	102.2
Interest payable	38.8	38.7
TOTAL CURRENT LIABILITIES	441.7	387.5
LONG-TERM DEBT, LESS CURRENT PORTION	2,189.4	1,912.4
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	85.8	52.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	14.2	8.6
DEFERRED INCOME TAX LIABILITY	—	7.7
NON-CURRENT DEFERRED REVENUE	369.6	341.4
OTHER NON-CURRENT LIABILITIES	205.6	198.3
TOTAL LIABILITIES	3,306.3	2,908.1
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,170,656 and 131,743,778 shares issued and outstanding at June 27, 2013 and December 27, 2012, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 27, 2013 and December 27, 2012	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(734.4)	(694.0)
Retained earnings	38.3	1.4
Accumulated other comprehensive loss, net	—	(4.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(696.0)	(696.8)
Noncontrolling interest	(1.9)	(1.8)
TOTAL DEFICIT	(697.9)	(698.6)
TOTAL LIABILITIES AND DEFICIT	$2,608.4	$2,209.5

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended June 27, 2013	Quarter Ended June 28, 2012	Two Quarters Ended June 27, 2013	Two Quarters Ended June 28, 2012
REVENUES:
Admissions	$571.0	$494.7	$1,007.6	$968.8
Concessions	227.7	192.6	399.5	372.6
Other operating revenues	43.6	36.0	78.0	66.8
TOTAL REVENUES	842.3	723.3	1,485.1	1,408.2
OPERATING EXPENSES:
Film rental and advertising costs	309.9	265.3	525.8	502.1
Cost of concessions	31.5	26.0	55.4	49.7
Rent expense	104.6	95.3	204.2	189.4
Other operating expenses	205.4	184.0	389.0	360.8
General and administrative expenses (including share-based compensation of $2.5 and $2.3 for the quarters ended June 27, 2013 and June 28, 2012, and $4.8 and $4.6 for the two quarters ended June 27, 2013 and June 28, 2012, respectively)	19.6	16.8	37.6	32.6
Depreciation and amortization	51.0	45.7	98.2	92.6
Net loss on disposal and impairment of operating assets	3.2	2.5	0.6	2.5
TOTAL OPERATING EXPENSES	725.2	635.6	1,310.8	1,229.7
INCOME FROM OPERATIONS	117.1	87.7	174.3	178.5
OTHER EXPENSE (INCOME):
Interest expense, net	36.6	34.5	71.5	70.5
Loss on extinguishment of debt	30.7	—	30.7	—
Earnings recognized from NCM	(4.4)	(0.6)	(14.2)	(14.4)
Other, net	(8.7)	(8.4)	(14.2)	(11.3)
TOTAL OTHER EXPENSE, NET	54.2	25.5	73.8	44.8
INCOME BEFORE INCOME TAXES	62.9	62.2	100.5	133.7
PROVISION FOR INCOME TAXES	26.8	25.0	42.0	50.2
NET INCOME	36.1	37.2	58.5	83.5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$36.1	$37.2	$58.6	$83.5
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	154,784	154,166	154,754	154,072
Diluted	155,628	154,800	155,581	154,778
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.23	$0.24	$0.38	$0.54
Diluted	$0.23	$0.24	$0.38	$0.54
DIVIDENDS DECLARED PER COMMON SHARE	$0.21	$0.21	$0.42	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended June 27, 2013	Quarter Ended June 28, 2012	Two Quarters Ended June 27, 2013	Two Quarters Ended June 28, 2012
NET INCOME	$36.1	$37.2	$58.5	$83.5
OTHER COMPREHENSIVE INCOME, NET OF TAX
Change in fair value of interest rate swap transactions	1.1	1.0	2.0	2.3
Change in fair value of available for sale securities	0.4	1.2	2.0	4.9
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(1.2)	—	(1.2)	—
Change in fair value of equity method investee interest rate swap transactions	1.5	—	1.5	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1.8	2.2	4.3	7.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	37.9	39.4	62.8	90.7
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$37.9	$39.4	$62.9	$90.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Two Quarters Ended June 27, 2013	Two Quarters Ended June 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58.5	$83.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.2	92.6
Amortization of debt discount and premium, net	(0.2)	(0.2)
Amortization of debt acquisition costs	2.1	1.8
Share-based compensation expense	4.8	4.6
Deferred income tax provision	2.5	9.4
Net loss on disposal and impairment of operating assets and other	0.6	2.5
Equity in income of non-consolidated entities	(13.2)	(11.3)
Excess cash distribution on NCM shares	3.4	3.5
Loss on extinguishment of debt	30.7	—
Gain on sale of available for sale securities	(2.6)	—
Non-cash rent expense	3.1	2.8
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	38.7	59.1
Inventories	0.7	(1.7)
Prepaid expenses and other assets	(4.7)	(4.8)
Accounts payable	42.0	(17.6)
Income taxes payable	1.4	0.5
Deferred revenue	(16.0)	(16.7)
Accrued expenses and other liabilities	6.6	(19.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	256.6	188.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48.6)	(35.3)
Proceeds from disposition of assets	4.1	1.0
Investment in non-consolidated entities	(3.2)	(5.6)
Distributions to partnership	(0.1)	(0.1)
Cash used for acquisition, net of cash acquired	(194.4)	—
Proceeds from sale of available for sale securities	5.9	—
NET CASH USED IN INVESTING ACTIVITIES	(236.3)	(40.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(66.8)	(66.6)
Payments on long-term obligations	(11.8)	(10.5)
Proceeds from stock option exercises	1.0	2.2
Cash paid for tax withholdings and other	(3.3)	(1.7)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	250.0	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	250.0	—
Cash used to repurchase Regal 9 1/8% Senior Notes	(244.3)	—
Payment of debt acquisition costs	(13.5)	—
Excess tax benefits from share-based payment arrangements	—	0.5
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	161.3	(76.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	181.6	72.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109.5	253.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$291.1	$325.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$52.4	$27.3
Cash paid for interest	$70.4	$73.7
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$33.8	$0.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2013 AND JUNE 28, 2012

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

Regal operates the largest theatre circuit in the United States, consisting of 7,343 screens in 577 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 27, 2013. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 27, 2013 and the unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters and two quarters ended June 27, 2013 and June 28, 2012 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 27, 2012 unaudited condensed consolidated balance sheet information is derived from the 2012 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 27, 2013 are not necessarily indicative of the operating results that may be achieved for the full 2013 fiscal year.

2. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM").  National CineMedia primarily concentrates on in-theatre advertising for its theatrical exhibition partners, which include us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). The formation of National CineMedia, related IPO of National CineMedia, Inc. ("NCM Inc.") and other related transactions are further described in Note 4 to the 2012 Audited Consolidated Financial Statements.

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

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the two quarters ended June 27, 2013:

	As of the period ended		For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of December 27, 2012	$73.9	$(344.3)	$—	$—	$—
Receipt of additional common units(1)	33.8	(33.8)	—	—	—
Receipt of excess cash distributions(2)	(2.5)	—	11.2	(8.7)	—
Receipt under tax receivable agreement(2)	(0.9)	—	4.6	(3.7)	—
Revenues earned under ESA(3)	—	—	6.2	—	(6.2)
Amortization of deferred revenue(4)	—	3.5	—	—	(3.5)
Equity in earnings attributable to additional common units(5)	1.8	—	—	(1.8)	—
Balance as of and for the period ended June 27, 2013	$106.1	$(374.6)	$22.0	$(14.2)	$(9.7)
 ________________________________

(1)
On March 14, 2013, we received from National CineMedia approximately 2.2 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were received. With respect to the common units received on March 14, 2013, the Company recorded an increase to its investment in National CineMedia of $33.8 million with a corresponding increase to deferred revenue. The deferred revenue amount is being amortized to advertising revenue over the remaining term (approximately 23 years) of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 24.3 million common units. On a fully diluted basis, we own a 19.8% interest in NCM, Inc. as of June 27, 2013.

(2)
During the two quarters ended June 27, 2013 and June 28, 2012, the Company received $15.8 million and $17.7 million, respectively, in cash distributions from National CineMedia (including payments of $4.6 million and $8.5 million received under the tax receivable agreement described in Note 4 to the 2012 Audited Consolidated Financial Statements of the Company). Approximately $3.4 million and $3.5 million of these cash distributions received during the two quarters ended June 27, 2013 and June 28, 2012, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $6.2 million and $7.1 million for the two quarters ended June 27, 2013 and June 28, 2012, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $7.6 million and $7.4 million for the two quarters ended June 27, 2013 and June 28, 2012, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenue. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

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

In addition, as of June 27, 2013, approximately $3.6 million and $2.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 27, 2012, approximately $2.5 million and $2.8 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Summarized unaudited consolidated statements of operations information for National CineMedia for the quarters ended March 28, 2013 and March 29, 2012 is as follows (in millions):

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
Revenues	$82.2	$79.1
Income from operations	21.6	17.0
Net income	5.6	3.2

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarter or two quarters ended June 27, 2013.

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of June 27, 2013 and a one-third voting interest along with each of AMC and Cinemark. Since the Company is not the primary beneficiary of DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the two quarters ended June 27, 2013 is as follows (in millions):

Balance as of December 27, 2012	$72.8
Equity contributions	0.7
Equity in earnings of DCIP(1)	6.8
Change in fair value of equity method investee interest rate swap transactions	2.4
Balance as of June 27, 2013	$82.7
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the two quarters ended June 27, 2013 and June 28, 2012, the Company incurred total rent of approximately $5.8 million and $5.9 million, respectively, associated with the leased digital projection systems. As of June 27, 2013, we operated 7,228 screens outfitted with digital projection systems.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and two quarters ended June 30, 2013 and June 30, 2012 is as follows (in millions):

	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Two Quarters Ended June 30, 2013	Two Quarters Ended June 30, 2012
Net revenues	$45.0	$42.1	$88.1	$79.9
Income from operations	28.9	26.8	55.5	49.6
Net income	2.5	9.2	14.3	16.0

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled approximately $20.0 million as of June 27, 2013 and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of December 27, 2012. Consistent with the accounting model provided by ASC 323-10-35-22, as of December 27, 2012, the Company did not provide for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of December 27, 2012 since the amount of excess losses incurred through December 27, 2012 exceeded its initial $30.0 million commitment by approximately $2.2 million.

During the two quarters ended June 27, 2013, the Company resumed equity method accounting for its investment in Open Road Films as its share of equity in the earnings of Open Road Films exceeded the amount of excess losses incurred through December 27, 2012 by approximately $4.8 million. The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the two quarters ended June 27, 2013 is as follows (in millions):

Balance as of December 27, 2012	$(10.0)
Equity in earnings of Open Road Films(1)	4.8
Balance as of June 27, 2013	$(5.2)
________________________________

(1)
Represents the Company’s recorded share of the net income of Open Road Films. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and two quarters ended June 30, 2013 and June 30, 2012 is as follows (in millions):

	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Two Quarters Ended June 30, 2013	Two Quarters Ended June 30, 2012
Revenues	$36.3	$32.9	$101.4	$68.6
Income from operations	22.5	9.0	15.5	9.0
Net income	21.8	8.4	14.1	7.9

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  The carrying value of the Company’s investment in RealD, Inc. as of June 27, 2013 was approximately $11.4 million. See Note 11—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets." During the quarter ended June 27, 2013, the Company sold 0.4 million shares of RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments." In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. Such gain is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

3. ACQUISITIONS

Acquisition of Hollywood Theaters

On March 29, 2013, Regal completed the acquisition of Hollywood Theaters, whereby it acquired a total of 43 theatres with 513 screens for an aggregate net cash purchase price, before post-closing adjustments, of $194.4 million. In addition, the Company assumed approximately $47.9 million of capital lease and lease financing obligations, and certain working capital. The cash portion of the purchase price included repayment of approximately $167 million of the sellers’ debt and is subject to customary post-closing adjustments. The acquisition of Hollywood Theaters enhanced the Company’s presence in 16 states and 3 U.S. territories. The Company incurred approximately $2.7 million in transaction costs, which are reflected in "general and administrative expenses" in the accompanying unaudited condensed consolidated statement of income for the two quarters ended June 27, 2013. The aggregate net cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the preliminary allocation of the aggregate net cash purchase price (before post-closing adjustments) to the estimated fair values of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Current assets	$8.8
Property and equipment	143.2
Favorable leases and other intangible assets	35.6
Goodwill	46.5
Deferred income tax asset	35.8
Other assets	0.2
Current liabilities	(14.4)
Lease financing obligations	(40.4)
Capital lease obligations	(7.5)
Unfavorable leases	(10.7)
Other liabilities	(2.7)
Total purchase price	$194.4

The transaction included the assumption of lease financing obligations associated with 14 acquired theatres and various capital lease obligations, which are presented in the Company's consolidated balance sheet as of June 27, 2013. Such obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through December 2030. In addition, the transaction included the acquisition of favorable leases (approximately $34.4 million) and unfavorable leases, which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average remaining amortization period for the favorable leases and the unfavorable leases are approximately 18 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed.

The following unaudited pro forma results of operations for the quarter ended June 28, 2012 and the two quarters ended June 27, 2013 and June 28, 2012, respectively, assume the above acquisition occurred as of the beginning of fiscal 2012. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. Pro forma results for the quarter ended June 27, 2013 are not presented below because the results for the Hollywood Theaters are included in the June 27, 2013 unaudited condensed consolidated statement of income for the entire quarterly period.

	Quarter Ended June 28, 2012	Two Quarters Ended June 27, 2013	Two Quarters Ended June 28, 2012
	(in millions except per share amounts)
Revenues	$765.2	$1,516.6	$1,489.4
Income from operations	93.2	168.8	189.2
Net income	38.7	49.0	86.0
Earnings per share of Class A and Class B common stock:
Basic	0.25	0.32	0.56
Diluted	0.25	0.31	0.56

Acquisition of Great Escape Theatres

On November 29, 2012, Regal completed the acquisition of Great Escape Theatres, whereby it acquired a total of 25 theatres with 301 screens for an aggregate net cash purchase price, after post-closing adjustments, of $90.0 million. The transaction involved multiple sellers and the aggregate purchase price included repayment of the sellers' debt and the assumption of working capital. The sellers maintained an interest in the real property associated with seven of the acquired theatres. The acquisition of the Great Escape circuit enhanced the Company's presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia. The aggregate net cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the final allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Current assets	$2.9
Property and equipment	22.0
Favorable leases	8.1
Goodwill	89.0
Current liabilities	(5.9)
Unfavorable leases	(26.1)
Total purchase price	$90.0

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

4. DEBT OBLIGATIONS

Debt obligations at June 27, 2013 and December 27, 2012 consist of the following (in millions):

	June 27, 2013	December 27, 2012
Regal Cinemas Amended Senior Credit Agreement	$983.4	$988.4
Regal 9 1/8% Senior Notes, including premium	315.9	533.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	394.1	393.7
Regal 5 3/4% Senior Notes Due 2025	250.0	—
Regal 5 3/4% Senior Notes Due 2023	250.0	—
Lease financing arrangements, weighted average interest rate of 11.07%, maturing in various installments through November 2028	95.9	59.6
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	16.8	11.1
Other	8.2	9.0
Total debt obligations	2,314.3	1,995.2
Less current portion	24.9	22.0
Total debt obligations, less current portion	$2,289.4	$1,973.2

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2012 Audited Consolidated Financial Statements, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse"), and the lenders party thereto (the "Lenders"). The Credit Agreement provides, among other things, for senior secured credit facilities consisting of a term loan facility (the "Term Facility") with an original principal balance of $1,006.0 million and final maturity date in August 2017 and a revolving credit facility (the "Revolving Facility") of up to $85.0 million (the “Revolving Commitment”) with a final maturity date in May 2017.

On April 19, 2013 (the "Second Amendment Date"), Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into an amendment (the "Second Amendment") to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect. As a result of the Second Amendment, the Company recorded a loss on debt extinguishment of approximately $0.4 million.

In addition, on May 28, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into a Loan Modification Agreement with Credit Suisse and the revolving lenders party thereto (the “Loan Modification Agreement”). The Loan Modification Agreement amends the Credit Agreement by reducing the interest rate on the Revolving Facility by 1.00%. Specifically, the Loan Modification Agreement provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Revolving Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Revolving Facility for LIBOR rate loans will be either 2.50% or 2.75%. The Loan Modification Agreement also amends the Credit Agreement to extend the maturity date of the Revolving Facility from May 19, 2015 to May 19, 2017.

As of June 27, 2013 and December 27, 2012, borrowings of $983.4 million and $988.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.20% (as of June 27, 2013) and 3.53% (as of December 27, 2012), after the impact of the interest rate swaps described below is taken into account.

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

On January 7, 2011, Regal issued and sold $150.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued under the existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011.  In addition, on February 10, 2011, Regal issued and sold $100.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under the existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and the Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and are fungible with, the $275.0 million aggregate principal amount of the Company’s 9 1/8% Senior Notes previously issued under the Indenture in 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions paid by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Credit Agreement and for general corporate purposes.

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

Prior to August 15, 2014, the Company may redeem all or any part of the 9 1/8% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. The Company may redeem the 9 1/8% Senior Notes in whole or in part at any time on or after August 15, 2014 at the redemption prices specified in the Indenture. In addition, prior to August 15, 2013, the Company may redeem up to 35% of the original aggregate principal amount of the 9 1/8% Senior Notes from the net proceeds of certain equity offerings at the redemption price specified in the Indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their 9 1/8% Senior Notes at a price equal to 101% of the principal amount of the 9 1/8% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on the ability of its restricted subsidiaries to pay dividends or make distributions on their capital stock, make loans or advances to other subsidiaries or the Company, or transfer any properties or assets to other subsidiaries or the Company; and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 9 1/8% Senior Notes to be due and payable immediately.

In connection with the issuance of the 5 3/4% Senior Notes Due 2023 described below, on May 29, 2013, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,143.75, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before June 11, 2013. Upon consummation of the tender offer, approximately $213.6 million aggregate principal amount of the 9 1/8% Senior Notes were purchased. Total additional consideration paid for the tender offer, including the early tender premium payment, was approximately $30.7 million. The tender offer was financed with the $244.3 million of net proceeds from the issuance of the 5 3/4% Senior Notes Due 2023. As a result of the tender offer, the Company recorded a $30.3 million loss on extinguishment of debt during the quarter ended June 27, 2013.

Regal Cinemas 8 5/8% Senior Notes—On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of its 8 5/8% Senior Notes due 2019 (the “8 5/8% Senior Notes”) at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019.

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

Regal 5 3/4% Senior Notes Due 2025—On January 17, 2013, Regal issued $250.0 million in aggregate principal amount of the 5 3/4% senior notes due 2025 (the "5 3/4% Senior Notes Due 2025") in a registered public offering. The net proceeds from the offering were approximately $244.5 million, after deducting underwriting discounts and offering expenses. Regal used approximately $194.4 million of the net proceeds from the offering to fund the acquisition of Hollywood Theaters.

The 5 3/4% Senior Notes Due 2025 bear interest at a rate of 5.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2013. The 5 3/4% Senior Notes Due 2025 will mature on February 1, 2025. The 5 3/4% Senior Notes Due 2025 are the Company's senior unsecured obligations. They rank equal in right of payment with all of the Company's existing and future senior unsecured indebtedness and prior to all of the Company's future subordinated indebtedness. The 5 3/4% Senior Notes Due 2025 are effectively subordinated to all of the Company's future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries. None of the Company's subsidiaries guarantee any of the Company's obligations with respect to the 5 3/4% Senior Notes Due 2025.

Prior to February 1, 2018, the Company may redeem all or any part of the 5 3/4% Senior Notes Due 2025 at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes Due 2025 in whole or in part at any time on or after February 1, 2018 at the redemption prices specified in the Indenture governing the 5 3/4% Senior Notes Due 2025. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes Due 2025 from the net proceeds from certain equity offerings at the redemption price specified in the Indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture contains covenants that limit the Company's (and its restricted subsidiaries') ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on the ability of its restricted subsidiaries to pay dividends or make distributions on their capital stock, make loans or advances to other subsidiaries or the Company, or transfer any properties or assets to other subsidiaries or the Company; and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.

Regal 5 3/4% Senior Notes Due 2023—On June 13, 2013, Regal issued $250.0 million aggregate principal amount of its 5 3/4% senior notes due 2023 (the "5 3/4% Senior Notes Due 2023") in a registered public offering. The net proceeds from the offering were approximately $244.4 million, after deducting underwriting discounts and offering expenses. Regal used the net proceeds from the offering to purchase approximately $213.6 million aggregate principal amount of its outstanding 9 1/8% Senior Notes for an aggregate purchase price of approximately $244.3 million pursuant to a cash tender offer for such notes as described further above.

The 5 3/4% Senior Notes Due 2023 bear interest at a rate of 5.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2013. The 5 3/4% Senior Notes Due 2023 will mature on June 15, 2023. The 5 3/4% Senior Notes Due 2023 are the Company’s senior unsecured obligations. They rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s future subordinated indebtedness. The 5 3/4% Senior Notes Due 2023 are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries will guarantee any of the Company’s obligations with respect to the 5 3/4% Senior Notes Due 2023.

Prior to June 15, 2018, the Company may redeem all or any part of the 5 3/4% Senior Notes Due 2023 at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes Due 2023 in whole or in part at any time on or after June 15, 2018 at the redemption prices specified in the Indenture. In addition, prior to June 15, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes Due 2023 from the net proceeds of certain equity offerings at the redemption price specified in the Indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

If the Company undergoes a change of control (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their Notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture contains covenants that limit the Company's (and its restricted subsidiaries') ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, or purchase, redeem or otherwise acquire or retire certain subordinated obligations; (iii) enter into certain transactions with affiliates; (iv) permit, directly or indirectly, it to create, incur, or suffer to exist any lien, except in certain circumstances; (v) create or permit encumbrances or restrictions on the ability of its restricted subsidiaries to pay dividends or make distributions on their capital stock, make loans or advances to other subsidiaries or the Company, or transfer any properties or assets to other subsidiaries or the Company; and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.

Interest Rate Swaps— As of June 27, 2013, the Company maintained two effective hedging relationships via two distinct interest rate swap agreements (maturing June 30, 2015 and December 31, 2015, respectively), which require Regal Cinemas to pay interest at fixed rates ranging from 1.325% to 1.820% and receive interest at a variable rate. These two interest rate swap agreements are designated to hedge $300.0 million of variable rate debt obligations at an effective rate of approximately 4.16% as of June 27, 2013.

Under the terms of the Company’s interest rate swap agreements as of June 27, 2013, Regal Cinemas receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar quarter, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense.  No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps was entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $300.0 million of variable rate obligations. The change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the designated hedging instrument (the two effective interest rate swaps) will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rates of the swaps.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of June 27, 2013:

Nominal Amount		Effective Date	Base Rate	Receive Rate	Expiration Date
$200.0 million	(1)	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015
$100.0 million	(1)	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015
$150.0 million	(2)	December 31, 2013	0.817%	1-month LIBOR	December 31, 2016
 ________________________________

(1)
During the year ended December 29, 2011, Regal Cinemas entered into two hedging relationships via two distinct interest rate swap agreements with effective dates beginning on June 30, 2012 and December 31, 2012, respectively, and maturity terms ending on June 30, 2015 and December 31, 2015, respectively.  These swaps require Regal Cinemas to pay interest at fixed rates ranging from 1.325% to 1.820% and receive interest at a variable rate. The interest rate swaps are designated to hedge $300.0 million of variable rate debt obligations.

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

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. In connection with the acquisition of Hollywood Theaters discussed further in Note 3—"Acquisitions," the Company assumed approximately $40.4 million of lease financing obligations associated with 14 acquired theatres. Such obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through November 2028.

Other Long-Term Obligations— Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2012 Audited Consolidated Financial Statements and incorporated by reference herein.

5. INCOME TAXES

The provision for income taxes of $26.8 million and $25.0 million for the quarters ended June 27, 2013 and June 28, 2012, respectively, reflect effective tax rates of approximately 42.6% and 40.2%, respectively. The provision for income taxes of $42.0 million and $50.2 million for the two quarters ended June 27, 2013 and June 28, 2012, respectively, reflect effective tax rates of approximately 41.8% and 37.5%, respectively. The increase in the effective tax rate for the quarter ended June 27, 2013 is primarily attributable to the state tax effects of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes that occurred during the quarter ended June 27, 2013.  The increase in the effective tax rate for the two quarters ended June 27, 2013 is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations that occurred during the two quarters ended June 28, 2012, and to a lesser extent, the state tax effects of the aforementioned loss on debt extinguishment.  The effective tax rates for the quarters and two quarters ended June 27, 2013 and June 28, 2012 also reflect the impact of certain non-deductible expenses and income tax credits.

For federal income tax purposes, the Company has carryover basis in certain assets acquired in the Hollywood Theaters acquisition described further in Note 3—"Acquisitions." As of the date of the acquisition, such acquired entities had net operating loss carryforwards totaling approximately $117.8 million with expiration commencing in 2015. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from Hollywood Theaters may be impaired. During the quarter ended June 27, 2013, the Company recorded deferred tax assets in the amount of approximately $35.8 million, net of a valuation allowance of approximately $12.1 million, in connection with the Hollywood Theaters acquisition.
In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 27, 2013 and December 27, 2012 of $28.3 million and $16.2 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. During the quarter ended June 27, 2013, the Company recorded a valuation allowance of approximately $12.1 million in connection with the Hollywood Theaters acquisition based on management's determination that it was more likely than not that certain federal and state net operating losses generated by the Hollywood Theaters entities prior to the acquisition would not be realized. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. Exclusive of interest and penalties, the Company's unrecognized tax benefits at June 27, 2013 and December 27, 2012 are approximately $15.0 million and $13.6 million, respectively. The Company's unrecognized tax benefits increased approximately $1.4 million during the quarter ended June 27, 2013 in connection with the Hollywood Theaters acquisition for uncertain state tax positions taken by the Hollywood Theaters entities prior to the acquisition.

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
As further described in Note 2—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service ("IRS") has examined National CineMedia’s 2007 and 2008 income tax returns and, as of June 27, 2013, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. NCM Inc., in its capacity as tax matters partner for National Cinemedia, is disputing the adjustment through the IRS' administrative appeals process. Based on NCM, Inc.'s discussions with the IRS during the quarter ended June 27, 2013, we believe that all issues will be resolved in National CineMedia's favor; however, the matter remains open pending receipt of documentation from the IRS formally closing the matter.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 27, 2013, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of June 27, 2013, 132,170,656 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 27, 2013, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 27, 2013. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2012 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 27, 2013.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of June 27, 2013, 4,915,166 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of June 27, 2013, options to purchase a total of 24,414 shares of Class A common stock were outstanding under the Incentive Plan. There were no stock options granted during the quarters and two quarters ended June 27, 2013 and June 28, 2012 and no compensation expense related to stock options was recorded during the quarters and two quarters ended June 27, 2013 and June 28, 2012.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the two quarters ended June 27, 2013, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $1.0 million for the two quarters ended June 27, 2013. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.  For the two quarters ended June 28, 2012, the unaudited condensed consolidated statement of cash flows reflects approximately $0.5 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $2.2 million for the two quarters ended June 28, 2012. The actual income tax benefit realized from stock option exercises was approximately $0.8 million for the same period.

The following table represents stock option activity for the two quarters ended June 27, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	106,136	$12.67	1.11
Exercised during the period	(81,722)	12.63
Outstanding options at end of period	24,414	12.81	0.46
Exercisable options at end of period	24,414	12.81	0.46

Restricted Stock

As described further in Note 9 to the 2012 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the two quarters ended June 27, 2013, 297,866 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years in the case of officers and key employees and vest 100% at the end of one year in the case of directors. The closing price of the Company’s Class A common stock on the date of this grant (January 9, 2013) was $14.19 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the two quarters ended June 27, 2013, the Company withheld approximately 226,816 shares of restricted stock at an aggregate cost of approximately $3.3 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 662,481 restricted stock awards.  In addition, during the two quarters ended June 27, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013. These awards are scheduled to fully vest on January 13, 2014, the one year anniversary of the calculation date.

During the quarters ended June 27, 2013 and June 28, 2012, the Company recognized approximately $1.3 million and $1.1 million of share based compensation expense related to restricted share grants. During the two quarters ended June 27, 2013 and June 28, 2012, the Company recognized approximately $2.5 million and $2.3 million of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 27, 2013, we have unrecognized compensation expense of $8.4 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended June 27, 2013:

Unvested at beginning of period	1,175,830
Granted during the period	297,866
Vested during the period	(662,481)
Conversion of performance shares during the period	273,719
Unvested at end of period	1,084,934

During the two quarters ended June 27, 2013, the Company paid two cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.5 million.  During the two quarters ended June 28, 2012, the Company paid two cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.5 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units (each, a "Performance Agreement").

In 2009, the Company adopted an amended and restated form of Performance Agreement (the "Performance Agreement").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the two quarters ended June 27, 2013, 293,961 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2013 proxy statement filed with the Commission on March 22, 2013, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 9, 2016 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 9, 2017 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 9, 2013) was $14.19 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended June 27, 2013 and June 28, 2012, the Company recognized approximately $1.2 million of share-based compensation expense related to performance share grants. During the two quarters ended June 27, 2013 and June 28, 2012, the Company recognized approximately $2.3 million of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of June 27, 2013, we have unrecognized compensation expense of $10.9 million associated with performance share units. During the two quarters ended June 27, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 27, 2013:

Unvested at beginning of period	929,023
Granted (based on target) during the period	293,961
Cancelled/forfeited during the period	(636)
Conversion to restricted shares during the period	(273,719)
Unvested at end of period	948,629

In connection with the conversion of the above 273,719 performance shares, during the quarter ended March 28. 2013, the Company paid a cumulative cash dividend of $4.80 (representing the sum of all cash dividends paid from January 13, 2010 through January 13, 2013) on each performance share converted, totaling approximately $1.3 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.5 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

 With respect to certain matters and proceedings described above, management has estimated the upper end of the range of reasonably possible loss to be approximately $0.2 million. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified counsel for United Artists Theatre Circuit, Inc. ("UATC"), an indirect wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property.  According to the Regional

Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996.  The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years.  UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order.  The Regional Board is scheduled to consider the matter at its regular meeting on September 11, 2013.  While UATC intends to vigorously defend this matter, we cannot yet predict the outcome or the magnitude of any clean-up costs.  We believe that we are, and were during the period in question described in this paragraph, in compliance with applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $5.9 million (primarily landlord-tenant disputes) as of June 27, 2013. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

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

In addition, from time to time, the Company receives letters from the state officials in states where we operate theatres regarding investigation into the accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has announced its intention to deploy new digital captioning and descriptive video systems during 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company expects the remaining capital outlay with respect to these systems to be approximately $3.1 million. Notwithstanding these efforts, the Company continues to defend claims made by private litigants that Regal has violated state law by not providing captioning for the deaf and hard of hearing. Regardless, the Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

8. RELATED PARTY TRANSACTIONS

During the quarters and two quarters ended June 27, 2013 and June 28, 2012, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and two quarters ended June 27, 2013 and June 28, 2012, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended June 27, 2013 and June 28, 2012, the Company received approximately $0.2 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During each of the two quarters ended June 27, 2013 and June 28, 2012, the Company received approximately $0.3 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended June 27, 2013		Quarter Ended June 28, 2012		Two Quarters Ended June 27, 2013		Two Quarters Ended June 28, 2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$30.6	$5.5	$31.5	$5.7	$49.6	$9.0	$70.7	$12.8
Denominator:
Weighted average common shares outstanding (in thousands)	131,075	23,709	130,457	23,709	131,045	23,709	130,363	23,709
Basic earnings per share	$0.23	$0.23	$0.24	$0.24	$0.38	$0.38	$0.54	$0.54
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$30.6	$5.5	$31.5	$5.7	$49.6	$9.0	$70.7	$12.8
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5.5	—	5.7	—	9.0	—	12.8	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—	—
Allocation of undistributed earnings	$36.1	$5.5	$37.2	$5.7	$58.6	$9.0	$83.5	$12.8
Denominator:
Number of shares used in basic computation (in thousands)	131,075	23,709	130,457	23,709	131,045	23,709	130,363	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Stock options	4	—	11	—	4	—	40	—
Restricted stock and performance shares	840	—	623	—	823	—	666	—
Number of shares used in per share computations (in thousands)	155,628	23,709	154,800	23,709	155,581	23,709	154,778	23,709
Diluted earnings per share	$0.23	$0.23	$0.24	$0.24	$0.38	$0.38	$0.54	$0.54

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 27, 2013:

		Fair Value Measurements at June 27, 2013 Using
	Total Carrying Value at June 27, 2013	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available for sale(1)	$11.4	$11.4	$—	$—
Total assets at fair value	$11.4	$11.4	$—	$—
Liabilities:
Interest rate swaps(2)	$7.0	$—	$7.0	$—
Total liabilities at fair value	$7.0	$—	$7.0	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds after deducting related fees and expenses and recorded a gain on sale of approximately $2.6 million. During the two quarters ended June 27, 2013, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $1.8 million and a corresponding net increase to "Accumulated other comprehensive income, net" of $0.8 million, net of tax. The fair value of the remaining 822,780 RealD, Inc. common shares held as of June 27, 2013 was $11.4 million, based on the publicly traded common stock price of RealD, Inc. as of June 27, 2013 of $13.85 per share.

(2)
The fair value of the Company’s interest rate swaps described in Note 4—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of June 27, 2013, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(7.0) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $2.7 million) and "Accrued expenses" (approximately $4.3 million) with a corresponding amount of $(4.3) million, net of tax, recorded to "Accumulated other comprehensive loss, net."  As of December 27, 2012, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(10.3) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $6.6 million) and "Accrued expenses" (approximately $3.7 million) with a corresponding amount of $(6.3) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters and two quarters ended June 27, 2013 and June 28, 2012 and accordingly, the net gain on the swaps of $2.0 million and $2.3 million, respectively, were reported as a component of other comprehensive income for the two quarters ended June 27, 2013 and June 28, 2012.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the two quarters ended June 27, 2013 and June 28, 2012.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $2.1 million and $2.2 million for the two quarters ended June 27, 2013 and June 28, 2012.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the two quarters ended June 27, 2013 and June 28, 2012.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Credit Agreement described in Note 4—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of June 27, 2013 and December 27, 2012. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of June 27, 2013 and, for the 9 1/8% Senior Notes and the 8 5/8% Senior Notes, December 27, 2012. The aggregate carrying values and fair values of long-term debt at June 27, 2013 and December 27, 2012 consist of the following:

	June 27, 2013	December 27, 2012
	(in millions)
Carrying value	$2,193.4	$1,915.5
Fair value	$2,234.6	$2,023.7

12. SUBSEQUENT EVENTS

Quarterly Dividend Declaration

 On July 25, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 17, 2013, to stockholders of record on September 9, 2013.

Fathom Events Transaction
On August 1, 2013, a non-binding letter of intent was signed among NCM, Regal, Cinemark and AMC whereby NCM would contribute the assets of its Fathom Events division to a new entity to be formed by Regal, Cinemark and AMC in exchange for an interest-bearing $25 million promissory note guaranteed by Regal, Cinemark and AMC. NCM will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected to occur in the latter half of 2013.

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

(vi)	Regal and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 27, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$220.7	$70.4	$—	$291.1
Trade and other receivables	3.9	—	62.5	5.1	—	71.5
Other current assets	5.4	—	47.3	5.2	—	57.9
TOTAL CURRENT ASSETS	9.3	—	330.5	80.7	—	420.5
Property and equipment, net	20.4	—	1,361.6	179.2	(12.4)	1,548.8
Goodwill and intangible assets, net	—	—	286.9	88.6	—	375.5
Deferred income tax asset	—	—	9.5	11.9	(5.4)	16.0
Other non-current assets	123.3	1,281.9	1,225.0	92.4	(2,475.0)	247.6
TOTAL ASSETS	$153.0	$1,281.9	$3,213.5	$452.8	$(2,492.8)	$2,608.4
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.1	$10.1	$10.0	$17.7	$(15.0)	$24.9
Accounts payable	0.4	—	184.2	16.4	—	201.0
Accrued expenses and other liabilities	18.1	20.6	162.3	14.8	—	215.8
TOTAL CURRENT LIABILITIES	20.6	30.7	356.5	48.9	(15.0)	441.7
Long-term debt, less current portion	821.9	1,367.5	—	—	—	2,189.4
Lease financing arrangements, less current portion	—	—	48.1	37.7	—	85.8
Capital lease obligations, less current portion	—	—	6.3	7.9	—	14.2
Deferred income tax liability	5.4	—	—	—	(5.4)	—
Other liabilities	1.1	—	532.3	41.8	—	575.2
TOTAL LIABILITIES	849.0	1,398.2	943.2	136.3	(20.4)	3,306.3
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(696.0)	(116.3)	2,272.5	316.2	(2,472.4)	(696.0)
Noncontrolling interest	—	—	(2.2)	0.3	—	(1.9)
TOTAL EQUITY (DEFICIT)	(696.0)	(116.3)	2,270.3	316.5	(2,472.4)	(697.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$153.0	$1,281.9	$3,213.5	$452.8	$(2,492.8)	$2,608.4

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$53.8	$55.7	$—	$109.5
Trade and other receivables	—	—	102.9	1.4	—	104.3
Other current assets	—	—	40.2	3.8	—	44.0
TOTAL CURRENT ASSETS	—	—	196.9	60.9	—	257.8
Property and equipment, net	20.7	—	1,419.4	35.4	(12.3)	1,463.2
Goodwill and intangible assets, net	—	—	288.5	7.1	—	295.6
Deferred income tax asset	2.4	—	14.0	—	(16.4)	—
Other non-current assets	7.2	1,144.1	1,020.9	84.9	(2,064.2)	192.9
TOTAL ASSETS	$30.3	$1,144.1	$2,939.7	$188.3	$(2,092.9)	$2,209.5
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.0	$10.1	$—	$15.3	$(5.4)	$22.0
Accounts payable	0.4	—	150.7	5.9	—	157.0
Accrued expenses and other liabilities	183.3	20.2	162.9	6.9	(164.8)	208.5
TOTAL CURRENT LIABILITIES	185.7	30.3	313.6	28.1	(170.2)	387.5
Long-term debt, less current portion	540.4	1,372.0	—	—	—	1,912.4
Lease financing arrangements, less current portion	—	—	52.2	—	—	52.2
Capital lease obligations, less current portion	—	—	7.8	0.8	—	8.6
Deferred income tax liability	—	—	—	24.1	(16.4)	7.7
Other liabilities	1.0	—	512.9	25.8	—	539.7
TOTAL LIABILITIES	727.1	1,402.3	886.5	78.8	(186.6)	2,908.1
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(696.8)	(258.2)	2,055.3	109.2	(1,906.3)	(696.8)
Noncontrolling interest	—	—	(2.1)	0.3	—	(1.8)
TOTAL EQUITY (DEFICIT)	(696.8)	(258.2)	2,053.2	109.5	(1,906.3)	(698.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$30.3	$1,144.1	$2,939.7	$188.3	$(2,092.9)	$2,209.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
QUARTER ENDED JUNE 27, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$742.4	$101.5	$(1.6)	$842.3
OPERATING EXPENSES:
Film rental and advertising costs	—	—	273.6	36.3	—	309.9
Cost of concessions	—	—	26.8	4.7	—	31.5
Rent expense	—	—	92.9	12.4	(0.7)	104.6
Other operating expenses	—	—	179.2	26.2	—	205.4
General and administrative expenses	0.1	—	19.2	1.8	(1.5)	19.6
Depreciation and amortization	0.2	—	44.2	6.6	—	51.0
Net loss on disposal and impairment of operating assets	—	—	1.8	1.4	—	3.2
TOTAL OPERATING EXPENSES	0.3	—	637.7	89.4	(2.2)	725.2
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	104.7	12.1	0.6	117.1
OTHER EXPENSE (INCOME):
Interest expense, net	16.1	17.9	1.2	1.4	—	36.6
Loss on extinguishment of debt	30.3	0.4	—	—	—	30.7
Earnings recognized from NCM	—	—	(4.4)	—	—	(4.4)
Other, net	(65.6)	(76.8)	(40.6)	—	174.3	(8.7)
TOTAL OTHER EXPENSE (INCOME), NET	(19.2)	(58.5)	(43.8)	1.4	174.3	54.2
INCOME BEFORE INCOME TAXES	18.9	58.5	148.5	10.7	(173.7)	62.9
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(17.4)	(2.5)	42.4	4.3	—	26.8
NET INCOME	36.3	61.0	106.1	6.4	(173.7)	36.1
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$36.3	$61.0	$106.1	$6.4	$(173.7)	$36.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
QUARTER ENDED JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$666.2	$58.6	$(1.5)	$723.3
OPERATING EXPENSES:
Film rental and advertising costs	—	—	244.7	20.6	—	265.3
Cost of concessions	—	—	23.4	2.6	—	26.0
Rent expense	—	—	86.5	9.5	(0.7)	95.3
Other operating expenses	—	—	167.0	17.0	—	184.0
General and administrative expenses	0.2	—	16.5	1.8	(1.7)	16.8
Depreciation and amortization	0.2	—	42.9	2.6	—	45.7
Net gain on disposal and impairment of operating assets	—	—	2.2	0.3	—	2.5
TOTAL OPERATING EXPENSES	0.4	—	583.2	54.4	(2.4)	635.6
INCOME (LOSS) FROM OPERATIONS	(0.4)	—	83.0	4.2	0.9	87.7
OTHER EXPENSE (INCOME):
Interest expense, net	12.2	20.8	1.4	0.1	—	34.5
Earnings recognized from NCM	—	—	(0.6)	—	—	(0.6)
Other, net	(45.1)	(56.4)	(22.4)	—	115.5	(8.4)
TOTAL OTHER EXPENSE (INCOME), NET	(32.9)	(35.6)	(21.6)	0.1	115.5	25.5
INCOME BEFORE INCOME TAXES	32.5	35.6	104.6	4.1	(114.6)	62.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4.7)	(8.3)	36.3	1.7	—	25.0
NET INCOME	37.2	43.9	68.3	2.4	(114.6)	37.2
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$37.2	$43.9	$68.3	$2.4	$(114.6)	$37.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
TWO QUARTERS ENDED JUNE 27, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,338.9	$149.0	$(2.8)	$1,485.1
OPERATING EXPENSES:
Film rental and advertising costs	—	—	474.2	51.6	—	525.8
Cost of concessions	—	—	48.4	7.0	—	55.4
Rent expense	—	—	183.9	21.7	(1.4)	204.2
Other operating expenses	—	—	347.0	42.0	—	389.0
General and administrative expenses	0.3	—	36.8	3.3	(2.8)	37.6
Depreciation and amortization	0.3	—	89.0	8.9	—	98.2
Net loss (gain) on disposal and impairment of operating assets	—	—	(0.8)	1.4	—	0.6
TOTAL OPERATING EXPENSES	0.6	—	1,178.5	135.9	(4.2)	1,310.8
INCOME (LOSS) FROM OPERATIONS	(0.6)	—	160.4	13.1	1.4	174.3
OTHER EXPENSE (INCOME):
Interest expense, net	30.8	36.6	2.4	1.7	—	71.5
Loss on extinguishment of debt	30.3	0.4	—	—	—	30.7
Earnings recognized from NCM	—	—	(14.2)	—	—	(14.2)
Other, net	(97.3)	(123.9)	(60.0)	—	267.0	(14.2)
TOTAL OTHER EXPENSE (INCOME), NET	(36.2)	(86.9)	(71.8)	1.7	267.0	73.8
INCOME BEFORE INCOME TAXES	35.6	86.9	232.2	11.4	(265.6)	100.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(23.1)	(5.0)	65.3	4.8	—	42.0
NET INCOME	58.7	91.9	166.9	6.6	(265.6)	58.5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$58.7	$91.9	$167.0	$6.6	$(265.6)	$58.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
TWO QUARTERS ENDED JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$1,297.3	$113.9	$(3.0)	$1,408.2
OPERATING EXPENSES:
Film rental and advertising costs	—	—	463.2	38.9	—	502.1
Cost of concessions	—	—	44.7	5.0	—	49.7
Rent expense	—	—	171.8	19.0	(1.4)	189.4
Other operating expenses	—	—	327.4	33.4	—	360.8
General and administrative expenses	0.3	—	32.0	3.5	(3.2)	32.6
Depreciation and amortization	0.3	—	87.1	5.2	—	92.6
Net gain on disposal and impairment of operating assets and other	—	—	2.2	0.3	—	2.5
TOTAL OPERATING EXPENSES	0.6	—	1,128.4	105.3	(4.6)	1,229.7
INCOME (LOSS) FROM OPERATIONS	(0.6)	—	168.9	8.6	1.6	178.5
OTHER EXPENSE (INCOME):
Interest expense, net	24.5	43.0	2.7	0.3	—	70.5
Earnings recognized from NCM	—	—	(14.4)	—	—	(14.4)
Other, net	(99.3)	(123.2)	(50.4)	—	261.6	(11.3)
TOTAL OTHER EXPENSE (INCOME), NET	(74.8)	(80.2)	(62.1)	0.3	261.6	44.8
INCOME BEFORE INCOME TAXES	74.2	80.2	231.0	8.3	(260.0)	133.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9.3)	(17.2)	73.4	3.3	—	50.2
NET INCOME	83.5	97.4	157.6	5.0	(260.0)	83.5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$83.5	$97.4	$157.6	$5.0	$(260.0)	$83.5

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
QUARTER ENDED JUNE 27, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$36.3	$61.0	$106.1	$6.4	$(173.7)	$36.1
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	1.1	1.1	—	—	(1.1)	1.1
Change in fair value of available for sale securities	0.4	0.4	0.4	—	(0.8)	0.4
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(1.2)	(1.2)	(1.2)	—	2.4	(1.2)
Change in fair value of equity method investee interest rate swap transactions	1.5	1.5	1.5	—	(3.0)	1.5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1.8	1.8	0.7	—	(2.5)	1.8
TOTAL COMPREHENSIVE INCOME, NET OF TAX	38.1	62.8	106.8	6.4	(176.2)	37.9
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$38.1	$62.8	$106.8	$6.4	$(176.2)	$37.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
QUARTER ENDED JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$37.2	$43.9	$68.3	$2.4	$(114.6)	$37.2
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	1.0	1.0	—	—	(1.0)	1.0
Change in fair value of available for sale securities	1.2	1.2	1.2	—	(2.4)	1.2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2.2	2.2	1.2	—	(3.4)	2.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	39.4	46.1	69.5	2.4	(118.0)	39.4
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$39.4	$46.1	$69.5	$2.4	$(118.0)	$39.4

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
TWO QUARTERS ENDED JUNE 27, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$58.7	$91.9	$166.9	$6.6	$(265.6)	$58.5
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	2.0	2.0	—	—	(2.0)	2.0
Change in fair value of available for sale securities	2.0	2.0	2.0	—	(4.0)	2.0
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(1.2)	(1.2)	(1.2)	—	2.4	(1.2)
Change in fair value of equity method investee interest rate swap transactions	1.5	1.5	1.5	—	(3.0)	1.5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	4.3	4.3	2.3	—	(6.6)	4.3
TOTAL COMPREHENSIVE INCOME, NET OF TAX	63.0	96.2	169.2	6.6	(272.2)	62.8
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$63.0	$96.2	$169.3	$6.6	$(272.2)	$62.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
TWO QUARTERS ENDED JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$83.5	$97.4	$157.6	$5.0	$(260.0)	$83.5
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of interest rate swap transactions	2.3	2.3	—	—	(2.3)	2.3
Change in fair value of available for sale securities	4.9	4.9	4.9	—	(9.8)	4.9
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	7.2	7.2	4.9	—	(12.1)	7.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	90.7	104.6	162.5	5.0	(272.1)	90.7
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$90.7	$104.6	$162.5	$5.0	$(272.1)	$90.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
TWO QUARTERS ENDED JUNE 27, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$60.2	$—	$177.2	$19.2	$—	$256.6
Cash Flows from Investing Activities:
Capital expenditures	—	—	(44.0)	(4.6)	—	(48.6)
Proceeds from disposition of assets	—	—	4.0	0.1	—	4.1
Investment in non-consolidated entities and other	—	—	(3.3)	—	—	(3.3)
Cash used for acquisition, net of cash acquired	(194.4)	—	—	—	—	(194.4)
Proceeds from sale of available for sale securities	—	—	5.9	—	—	5.9
NET CASH USED IN INVESTING ACTIVITIES	(194.4)	—	(37.4)	(4.5)	—	(236.3)
Cash Flows from Financing Activities:
Cash used to pay dividends	(66.8)	—	—	—	—	(66.8)
Cash received (paid) to/from REG Parent Company	(40.2)	40.2	—	—	—	—
Cash received (paid) to/from subsidiary	—	(40.2)	40.2	—	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	250.0	—	—	—	—	250.0
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	250.0	—	—	—	—	250.0
Cash used to repurchase Regal 9 1/8% Senior Notes	(244.3)	—	—	—	—	(244.3)
Payments on long-term obligations	(1.5)	—	(10.3)	—	—	(11.8)
Payment of debt acquisition costs	(10.7)	—	(2.8)	—	—	(13.5)
Proceeds from stock option exercises and other	1.0	—	—	—	—	1.0
Cash paid for tax withholdings	(3.3)	—	—	—	—	(3.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	134.2	—	27.1	—	—	161.3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	166.9	14.7	—	181.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	53.8	55.7	—	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$220.7	$70.4	$—	$291.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
TWO QUARTERS ENDED JUNE 28, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(22.7)	$—	$207.0	$4.6	$—	$188.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(32.2)	(3.1)	—	(35.3)
Proceeds from disposition of assets	—	—	1.0	—	—	1.0
Investment in non-consolidated entities and other	—	—	(5.7)	—	—	(5.7)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(36.9)	(3.1)	—	(40.0)
Cash Flows from Financing Activities:
Cash used to pay dividends	(66.6)	—	—	—	—	(66.6)
Cash received (paid) to/from REG Parent Company	89.2	(89.2)	—	—	—	—
Cash received (paid) to/from subsidiary	—	89.2	(89.2)	—	—	—
Payments on long-term obligations	(0.9)	—	(9.6)	—	—	(10.5)
Cash paid for tax withholdings	(1.7)	—	—	—	—	(1.7)
Proceeds from stock option exercises and other	2.7	—	—	—	—	2.7
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22.7	—	(98.8)	—	—	(76.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	71.3	1.5	—	72.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	197.5	55.5	—	253.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$268.8	$57.0	$—	$325.8

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,343 screens in 577 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 27, 2013. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  As of June 27, 2013, there were no significant changes in our critical accounting policies or estimation procedures.

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

Our business strategy focuses on enhancing our position in the motion picture exhibition industry by realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a proper allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the two quarters ended June 27, 2013 ("Fiscal 2013 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2013 Period totaled approximately $66.8 million.

•
In addition to the November 2012 acquisition of Great Escape Theatres consisting of 25 theatres and 301 screens, we continued to actively manage our asset base during the Fiscal 2013 Period by completing the acquisition of Hollywood Theaters on March 29, 2013 whereby we acquired a total of 43 theatres with 513 screens in exchange for an aggregate net cash purchase price, before post-closing adjustments, of $194.4 million. The acquisition of Hollywood Theaters enhances our presence in 16 states and 3 U.S. territories. See Note 3—"Acquisitions" for further discussion of these acquisitions. The 814 screens from Great Escape Theatres and Hollywood Theaters accounted for 6.5 million attendees, or 5.8% of the Fiscal 2013 Period total attendance, and contributed approximately $52.5 million, or 5.2%, of the Fiscal 2013 Period total admissions revenues. In addition, we opened two screens at an existing theatre and closed six underperforming theatres with 52 screens, ending the Fiscal 2013 Period with 577 theatres and 7,343 screens.

•
During the Fiscal 2013 Period, we continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts including (1) installation of additional IMAX® digital projection systems and RPXSM screens in select theatre locations, (2) enhancement of our various food and beverage offerings in certain of our theatres and (3) a continued focus on interactive marketing programs (such as mobile ticketing and our frequent moviegoer loyalty program, named the Regal Crown Club®) aimed at increasing attendance and enhancing the overall customer experience. The product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, coupled with the continued rollout of our expanded concession menu and widespread availability of mobile ticketing and other marketing initiatives allow us to deliver a premium experience in a majority of our key markets.

•
Finally, we believe that Open Road Films has a unique opportunity to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films’ 2013 highlights include the theatrical release of A Haunted House, Side Effects and The Host and the DVD release of Hit and Run, End of Watch, Silent Hill, A Haunted House and Side Effects. Films distributed by Open Road Films during the first six months of 2013 generated national box office revenues of approximately $98.8 million.  Open Road Films expects to eventually distribute approximately six to eight films per year. As of June 27, 2013, our cumulative cash investment in Open Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.

Recent Developments

On July 25, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 17, 2013, to stockholders of record on September 9, 2013.

On August 1, 2013, a non-binding letter of intent was signed among NCM, Regal, Cinemark and AMC whereby NCM would contribute the assets of its Fathom Events division to a new entity to be formed by Regal, Cinemark and AMC in exchange for an interest-bearing $25 million promissory note guaranteed by Regal, Cinemark and AMC. NCM will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected to occur in the latter half of 2013.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2013 were estimated to have increased by approximately eight percent in comparison to the second fiscal quarter of 2012.  The industry’s box office results for the second quarter of 2013 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during the second quarter of 2013.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended June 27, 2013 ("Q2 2013 Period"), the quarter ended June 28, 2012 ("Q2 2012 Period"), the Fiscal 2013 Period, and the two quarters ended June 28, 2012 ("Fiscal 2012 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q2 2013 Period		Q2 2012 Period		Fiscal 2013 Period		Fiscal 2012 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$571.0	67.8%	$494.7	68.4%	$1,007.6	67.8%	$968.8	68.8%
Concessions	227.7	27.0	192.6	26.6	399.5	26.9	372.6	26.5
Other operating revenues	43.6	5.2	36.0	5.0	78.0	5.3	66.8	4.7
Total revenues	842.3	100.0	723.3	100.0	1,485.1	100.0	1,408.2	100.0
Operating expenses:
Film rental and advertising costs(1)	309.9	54.3	265.3	53.6	525.8	52.2	502.1	51.8
Cost of concessions(2)	31.5	13.8	26.0	13.5	55.4	13.9	49.7	13.3
Rent expense(3)	104.6	12.4	95.3	13.2	204.2	13.7	189.4	13.4
Other operating expenses(3)	205.4	24.4	184.0	25.4	389.0	26.2	360.8	25.6
General and administrative expenses (including share-based compensation expense of $2.5 and $2.3 for the Q2 2013 Period and the Q2 2012 Period, respectively, and $4.8 and $4.6 for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively)(3)	19.6	2.3	16.8	2.3	37.6	2.5	32.6	2.3
Depreciation and amortization(3)	51.0	6.1	45.7	6.3	98.2	6.6	92.6	6.6
Net loss on disposal and impairment of operating assets(3)	3.2	0.4	2.5	0.3	0.6	—	2.5	0.2
Total operating expenses(3)	725.2	86.1	635.6	87.9	1,310.8	88.3	1,229.7	87.3
Income from operations(3)	117.1	13.9	87.7	12.1	174.3	11.7	178.5	12.7
Interest expense, net(3)	36.6	4.3	34.5	4.8	71.5	4.8	70.5	5.0
Loss on extinguishment of debt(3)	30.7	3.6	—	—	30.7	2.1	—	—
Earnings recognized from NCM(3)	(4.4)	0.5	(0.6)	0.1	(14.2)	1.0	(14.4)	1.0
Other, net(3)	(8.7)	1.0	(8.4)	1.2	(14.2)	1.0	(11.3)	0.8
Provision for income taxes(3)	26.8	3.2	25.0	3.5	42.0	2.8	50.2	3.6
Net income attributable to controlling interest(3)	$36.1	4.3	$37.2	5.1	$58.6	3.9	$83.5	5.9
Attendance (in thousands)	62,281	*	54,297	*	111,926	*	108,018	*
Average ticket price(4)	$9.17	*	$9.11	*	$9.00	*	$8.97	*
Average concessions per patron(5)	$3.66	*	$3.55	*	$3.57	*	$3.45	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q2 2013 Period, total admissions revenues increased $76.3 million, or 15.4%, to $571.0 million, from $494.7 million in the Q2 2012 Period. A 14.7% increase in attendance (approximately $72.7 million of total admissions revenues) coupled with a 0.7% increase in average ticket prices (approximately $3.6 million of total admissions revenues), led to the increase in the Q2 2013 Period admissions revenue. The Q2 2013 Period results were bolstered by the addition of 814 Great Escape Theatres and Hollywood Theaters screens since the end of the Q2 2012 Period. The 814 screens accounted for 5.2 million attendees, or 8.3%, of the Q2 2013 Period total attendance and contributed to approximately $41.4 million, or 7.3%, of the Q2 2013 Period total admissions revenues. On a comparable screen basis (i.e., excluding the effects of the inclusion of the 814 screens from Great Escape Theatres and Hollywood Theaters), attendance for the Q2 2013 Period was approximately 57.1 million, a 5.2% increase over the Q2 2012 Period, and admissions revenues for the Q2 2013 Period was approximately $529.6 million, an increase of $34.9 million or 7.1% from the Q2 2012 Period. On a comparable screen basis, the 5.2% increase in attendance (approximately $25.7 million of admissions revenues), coupled with a 1.8% increase in average ticket prices (approximately $9.2 million of admissions revenues), led to the increase in the Q2 2013 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The increase in comparable screen attendance was primarily a result of strong attendance from the breadth and commercial success of the overall film slate during the second quarter of 2013. The comparable screen average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions), partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Q2 2013 Period.

Total admissions revenue increased $38.8 million during the Fiscal 2013 Period to $1,007.6 million, from $968.8 million in the Fiscal 2012 Period.  A 3.6% increase in attendance (approximately $34.9 million of total admissions revenues) coupled with a 0.3% increase in average ticket prices (approximately $3.9 million of total admissions revenues) led to the increase in the Fiscal 2013 Period admissions revenues. The 814 screens from Great Escape Theatres and Hollywood Theaters accounted for 6.5 million attendees, or 5.8%, of the Fiscal 2013 Period total attendance and contributed to approximately $52.5 million, or 5.2%, of the Fiscal 2013 Period total admissions revenues. On a comparable screen basis, attendance for the Fiscal 2013 Period was approximately 105.4 million, a 2.4% decrease from the Fiscal 2012 Period, and admissions revenues for the Fiscal 2013 Period was approximately $955.1 million, a decrease of $13.7 million or 1.4% from the Fiscal 2012 Period. On a comparable screen basis, the 2.4% decrease in attendance (approximately $23.3 million of admissions revenues), partially offset by a 1.0% increase in average ticket prices (approximately $9.6 million of admissions revenues), led to the net decrease in the Fiscal 2013 Period admissions revenues. The decrease in comparable screen attendance during the Fiscal 2013 Period was primarily attributable to difficult comparisons with the strong attendance experienced in the Fiscal 2012 Period from certain premium format pictures, including The Avengers and The Hunger Games, partially offset by the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. The comparable screen average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2013 Period.

Concessions

Total concessions revenues increased $35.1 million, or 18.2%, to $227.7 million during the Q2 2013 Period, from $192.6 million for the Q2 2012 Period.  Average concessions revenues per patron during the Q2 2013 Period increased 3.1%, to $3.66, from $3.55 for the Q2 2012 Period. A 14.7% increase in attendance (approximately $28.3 million of total concessions revenues) coupled with a 3.1% increase in average concessions per patron (approximately $6.8 million of total concessions revenues), led to the increase in the Q2 2013 Period concessions revenue. On a comparable screen basis, total concessions revenues for the Q2 2013 Period increased by approximately $15.9 million, or 8.3% from the Q2 2012 Period. On a comparable screen basis, the increase in total concessions revenues during the Q2 2013 Period was primarily attributable to the aforementioned 5.2% increase in comparable screen attendance (approximately $10.0 million of concessions revenues) and the 2.8% increase in comparable screen average concessions revenues per patron (approximately $5.9 million of concessions revenues) during the period. The increase in comparable screen average concessions revenues per patron for the Q2 2013

Period was primarily a result of selective price increases, an increase in popcorn and beverage sales volume and to a lesser extent, the continued rollout of our expanded food menu during the period.

During the Fiscal 2013 Period, total concessions revenue increased $26.9 million, or 7.2%, to $399.5 million, from $372.6 million in the Fiscal 2012 Period. Average concessions revenues per patron during the Fiscal 2013 Period increased 3.5%, to $3.57 during the Fiscal 2013 Period, from $3.45 in the Fiscal 2012 Period. A 3.6% increase in attendance (approximately $13.4 million of total concessions revenues) coupled with a 3.5% increase in average concessions per patron (approximately $13.5 million of total concessions revenues), led to the increase in the Fiscal 2013 Period concessions revenue. On a comparable screen basis, total concessions revenues for the Fiscal 2013 Period increased by approximately $2.8 million, or 0.8% from the Fiscal 2012 Period. On a comparable screen basis, the increase in total concessions revenues during the Fiscal 2013 Period was primarily attributable to a 3.2% increase in comparable screen average concessions revenues per patron (approximately $11.7 million of concessions revenues), partially offset by the aforementioned 2.4% decrease in comparable screen attendance (approximately $8.9 million of concessions revenues) during the period. The increase in comparable screen average concessions revenues per patron for the Fiscal 2013 Period was primarily a result of an increase in popcorn and beverage sales volume and to a lesser extent, the continued rollout of our expanded food menu during the period.

Other Operating Revenues

During the Q2 2013 Period, other operating revenues increased $7.6 million, or 21.1%, to $43.6 million, from $36.0 million in the Q2 2012 Period. Other operating revenues increased $11.2 million, or 16.8%, to $78.0 million during the Fiscal 2013 Period, from $66.8 million in the Fiscal 2012 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Q2 2013 Period was primarily driven by increases in revenues from our vendor marketing programs (approximately $4.0 million) and other theatre revenues (approximately $2.3 million). The increase in other operating revenues during the Fiscal 2013 Period was principally due to increases in revenues from our vendor marketing programs (approximately $5.4 million), increases in other theatre revenues (approximately $3.1 million), and increases in our gift card and discount ticket programs (approximately $1.3 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 54.3% during the Q2 2013 Period from 53.6% in the Q2 2012 Period and for the Fiscal 2013 Period, increased to 52.2% from 51.8% in the Fiscal 2012 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q2 2013 Period was primarily attributable to the overall increase in box office revenues associated with the breadth and commercial appeal of the overall film slate during such periods.

Cost of Concessions

During the Q2 2013 Period, cost of concessions increased $5.5 million, or 21.2%, to $31.5 million as compared to $26.0 million during the Q2 2012 Period.  Cost of concessions increased $5.7 million, or 11.5%, to $55.4 million during the Fiscal 2013 Period, from $49.7 million in the Fiscal 2012 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2013 Period was approximately 13.8%, compared to 13.5% during the Q2 2012 Period. For the Fiscal 2013 Period, cost of concessions as a percentage of concessions revenues was approximately 13.9% compared to 13.3% for the Fiscal 2012 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q2 2013 Period and the Fiscal 2013 Period was primarily related to slightly higher raw material and packaged good costs.

Rent Expense

Rent expense increased $9.3 million, or 9.8%, to $104.6 million in the Q2 2013 Period, from $95.3 million in the Q2 2012 Period.  During the Fiscal 2013 Period, rent expense totaled $204.2 million, an increase of $14.8 million, or 7.8%, from $189.4 million in the Fiscal 2012 Period. The increase in rent expense during the Q2 2013 Period and the Fiscal 2013 Period was primarily related to incremental rent associated with the leases acquired as part of the Great Escape Theatres and Hollywood Theaters acquisitions. On a comparable screen basis, rent expense increased $3.3 million, or 3.5% during the Q2 2013 Period as compared to the Q2 2012 Period and $4.7 million, or 2.5% during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. On a comparable screen basis, the increase in rent expense in the Q2 2013 Period and the Fiscal 2013 Period was primarily attributable to incremental rent associated with the opening of eight new theatres with 109 screens subsequent to the end of the Q2 2012 Period, partially offset by the closure of 18 theatres with 132 screens since the end of the Q2 2012 Period.

 Other Operating Expenses

Other operating expenses increased $21.4 million, or 11.6%, to $205.4 million in the Q2 2013 Period, from $184.0 million in the Q2 2012 Period.  During the Fiscal 2013 Period, other operating expenses increased $28.2 million, or 7.8%, to $389.0 million, from $360.8 million in the Fiscal 2012 Period. On a comparable screen basis, other operating expenses increased $6.5 million, or 3.5% during the Q2 2013 Period as compared to the Q2 2012 Period and $8.0 million, or 2.2% during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. On a comparable screen basis, the increase in other operating expenses during the Q2 2013 Period and the Fiscal 2013 Period was attributable to increases in theatre level payroll expenses (approximately $3.9 million and $5.4 million for the Q2 2013 Period and the Fiscal 2013 Period, respectively) and certain non-rent occupancy costs (approximately $2.6 million for each of the Q2 2013 Period and the Fiscal 2013 Period).

General and Administrative Expenses

For the Q2 2013 Period, general and administrative expenses increased $2.8 million, or 16.7%, to $19.6 million as compared to $16.8 million in the Q2 2012 Period. General and administrative expenses increased $5.0 million, or 15.3%, to $37.6 million during the Fiscal 2013 Period, from $32.6 million in the Fiscal 2012 Period. The increase in general and administrative expenses during the Q2 2013 Period and the Fiscal 2013 Period was primarily attributable to an increase in legal and professional fees primarily associated with the acquisition of Hollywood Theaters (approximately $2.7 million) along with slightly higher share-based compensation expense and corporate payroll costs during such periods.

Depreciation and Amortization

Depreciation and amortization expense increased $5.3 million, or 11.6%, to $51.0 million for the Q2 2013 Period, from $45.7 million in the Q2 2012 Period. During the Fiscal 2013 Period, depreciation and amortization expense increased $5.6 million, or 6.0%, to $98.2 million, from $92.6 million in the Fiscal 2012 Period. The increase in depreciation and amortization expense during the Q2 2013 Period and the Fiscal 2013 Period was primarily related to incremental depreciation and amortization expense associated with the 814 screens from Great Escape Theatres and Hollywood Theaters. On a comparable screen basis, depreciation and amortization expense decreased $0.2 million, or 0.4% during the Q2 2013 Period as compared to the Q2 2012 Period and decreased $0.9 million, or 1.0% during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. On a comparable screen basis, the decline in depreciation and amortization expense in the Q2 2013 Period and the Fiscal 2013 Period was primarily attributable to less depreciation and amortization recorded associated with the net reduction in our screen count subsequent to the end of the Q2 2012 Period.

Income from Operations

During the Q2 2013 Period, income from operations increased $29.4 million, or 33.5%, to $117.1 million, from $87.7 million in the Q2 2012 Period.  Income from operations decreased $4.2 million, or 2.4%, to $174.3 million in the Fiscal 2013 Period, from $178.5 million in the Fiscal 2012 Period. The increase in income from operations during the Q2 2013 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain variable operating expense line items described above.  The decrease in income from operations during the Fiscal 2013 Period was primarily attributable to increases in certain variable operating expense line items described above, partially offset by an increase in total revenues.

Interest Expense, net

Net interest expense totaled $36.6 million for the Q2 2013 Period, which represents an increase of $2.1 million, or 6.1%, from $34.5 million in the Q2 2012 Period.  During the Fiscal 2013 Period, net interest expense increased $1.0 million, or 1.4%, to $71.5 million, from $70.5 million in the Fiscal 2012 Period. The increase in net interest expense during the Q2 2013 Period and the Fiscal 2013 Period was principally due to incremental interest associated with the issuance of our 5 3/4% Senior Notes Due 2025 and the capital lease and lease financing obligations assumed from Hollywood Theaters, partially offset by a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio) and interest savings associated with the partial refinance of approximately $213.6 million aggregate principal amount of our 9 1/8% Senior Notes with the Q2 2013 Period issuance of our 5 3/4% Senior Notes Due 2023.

Earnings Recognized from NCM

Earnings recognized from NCM increased $3.8 million to $4.4 million in the Q2 2013 Period, from $0.6 million in the Q2 2012 Period. Earnings recognized from NCM decreased $0.2 million, or 1.4%, to $14.2 million in the Fiscal 2013 Period, from $14.4 million in the Fiscal 2012 Period. The increase in earnings recognized from NCM during the Q2 2013 Period as compared to the Q2 2012 Period was primarily attributable to higher earnings of National CineMedia.

Income Taxes

The provision for income taxes of $26.8 million and $25.0 million for the Q2 2013 Period and the Q2 2012 Period, respectively, reflect effective tax rates of approximately 42.6% and 40.2%, respectively.  The provision for income taxes of $42.0 million and $50.2 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively, reflect effective tax rates of approximately 41.8% and 37.5%, respectively. The increase in the effective tax rate for the Q2 2013 Period compared to the Q2 2012 Period is primarily attributable to the state tax effects of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment associated with repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes that occurred during the Q2 2013 Period.  The increase in the effective tax rate for the Fiscal 2013 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statutes of limitations that occurred during the Fiscal 2012 Period, and to a lesser extent, the state tax effects of the aforementioned loss on debt extinguishment.  The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q2 2013 Period, net income attributable to controlling interest totaled $36.1 million, which represents a decrease of $1.1 million, from net income attributable to controlling interest of $37.2 million in the Q2 2012 Period.  Net income attributable to controlling interest for the Fiscal 2013 Period was $58.6 million, which represents a decrease of $24.9 million, from net income attributable to controlling interest of $83.5 million during the Fiscal 2012 Period. The decrease in net income attributable to controlling interest for the Q2 2013 Period was primarily attributable to the impact of the Q2 2013 Period $30.3 million loss on debt extinguishment related to the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes and slightly higher interest expense during the Q2 2013 Period, partially offset by an increase in operating income as described above and higher earnings recognized from National CineMedia during the Q2 2013 Period. The decrease in net income attributable to controlling interest for the Fiscal 2013 Period was primarily attributable to a decrease in operating income as described above and the impact of the loss on debt extinguishment related to the repurchase of the Company's 9 1/8% Senior Notes.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, acquisitions, general corporate purposes related to corporate operations, debt service and the Company's quarterly dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Credit Agreement described below. Under the terms of the Credit Agreement and the 8 5/8% Senior Notes issued during fiscal 2009, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses, repurchase or retire for cash its 9 1/8% Senior Notes, its 5 3/4% Senior Notes Due 2025 and its 5 3/4% Senior Notes Due 2023. In addition, as described further below, the Indentures under which the 9 1/8% Senior Notes, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 are issued limit the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries, or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

As further described in Note 2—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The IRS has examined National CineMedia's 2007 and 2008 income tax returns and, as of June 27, 2013, has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.'s IPO. NCM Inc., in its capacity as tax matters partner for National Cinemedia, is disputing the adjustment through the IRS' administrative appeals process. Based on NCM, Inc.'s discussions with the IRS during the quarter ended June 27, 2013, we believe that all issues will be resolved in National CineMedia's favor; however, the matter remains open pending receipt of documentation from the IRS formally closing the matter.
Net cash flows provided by operating activities totaled approximately $256.6 million and $188.9 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $67.7 million increase in net cash flows generated by operating activities for the Fiscal 2013 Period as compared to the Fiscal 2012 Period was caused by a change in working capital activity of approximately $69.0 million, partially offset by a $1.3 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accounts payable and accrued expense and other activity, partially offset by changes in trade and other receivables activity during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. The change in accounts payable activity and accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2013 Period. The decrease in trade and other receivables activity was attributable to increased attendance and box office revenue at our theatres in the latter part of the Fiscal 2013 Period, which impacted our credit card receivables balance, increased third party sales of our gift cards and discount tickets during such period and to a lesser extent, the timing of other receivables activity.

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

As further described in Note 3—"Acquisitions," on March 29, 2013, the Company completed the acquisition of Hollywood Theaters in which we acquired a total of 43 theatres with 513 screens in exchange for an aggregate net cash purchase price, before post-closing adjustments, of $194.4 million. In addition, the Company assumed approximately $47.9 million of capital lease and lease financing obligations, and certain working capital. The acquisition of Hollywood Theaters enhanced the Company’s presence in 16 states and 3 U.S. territories.

As described more fully in Note 2—"Investments," during the Fiscal 2013 Period, we received approximately 2.2 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company’s Additional Investments Tranche and increased our ownership share in National CineMedia to 24.3 million common units. As a result, on a fully diluted basis, we own a 19.8% interest in NCM, Inc. as of June 27, 2013.

During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds after deducting related fees and expenses and recorded a gain on sale of approximately $2.6 million.

Net cash flows used in investing activities totaled approximately $236.3 million and $40.0 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $196.3 million increase in cash flows used in investing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period and a $10.2 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2013 Period, partially offset by the impact of net proceeds of $5.9 million related to the sale of RealD, Inc. common stock during the Fiscal 2013 Period and a $2.4 million decrease in cash contributions to our various investments in non-consolidated entities during the Fiscal 2013 Period.

Financing Activities

On January 17, 2013, the Company issued the 5 3/4% Senior Notes Due 2025 in a registered public offering. Net proceeds from the offering were approximately $244.5 million, after deducting underwriting discounts and offering expenses. Regal used approximately $194.4 million of the net proceeds from the offering to fund the acquisition of Hollywood Theaters as described further above and in Note 3—"Acquisitions." Regal intends to use the remainder of the net proceeds from the offering for general corporate purposes, which may include future acquisitions and the redemption, repayment or repurchase of indebtedness.

As described in Note 4—"Debt Obligations," on April 19, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into the Second Amendment to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect. As a result of the Second Amendment, the Company recorded a loss on debt extinguishment of approximately $0.4 million during the quarter ended June 27, 2013.

In addition, on May 28, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into the Loan Modification Agreement with Credit Suisse and the revolving lenders party thereto. The Loan Modification Agreement amends the Credit Agreement by reducing the interest rate on the Revolving Facility by 1.00%. Specifically, the Loan Modification Agreement provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Revolving Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Revolving Facility for LIBOR rate loans will be either 2.50% or 2.75%. The Loan Modification Agreement also amends the Credit Agreement to extend the maturity date of the Revolving Facility from May 19, 2015 to May 19, 2017.

As described further in Note 4—"Debt Obligations," on June 13, 2013, the Company issued the 5 3/4% Senior Notes Due 2023 in a registered public offering. Net proceeds from the offering were approximately $244.4 million, after deducting underwriting discounts and offering expenses. In connection with the issuance of the 5 3/4% Senior Notes Due 2023, on May 29, 2013, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,143.75, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before June 11, 2013. Upon consummation of the tender offer, approximately $213.6 million aggregate principal amount of the 9 1/8% Senior Notes were purchased. Total additional consideration paid in the tender offer, including the early tender premium payment, was approximately $30.7 million. The tender offer was financed with the $244.3 million of net proceeds from the issuance of the 5 3/4% Senior Notes Due 2023. As a result of the tender offer, the Company recorded a $30.3 million loss on extinguishment of debt during the quarter ended June 27, 2013.

As of June 27, 2013, we had approximately $983.4 million aggregate principal amount outstanding under the Term Facility, $315.9 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes, $394.1 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $250.0 million aggregate principal amount outstanding under the Regal 5 3/4% Senior Notes Due 2025, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023. As of June 27, 2013, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of June 27, 2013, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On July 25, 2013, the Company declared a cash dividend of $0.21 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 17, 2013, to stockholders of record on September 9, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows provided by (used in) financing activities were approximately $161.3 million and $(76.1) million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $237.4 million increase in cash flows provided by financing activities during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily attributable the impact of receiving $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2023 and $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025 in the Fiscal 2013 Period, partially offset by the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes and the impact of $13.5 million cash paid for debt acquisition costs during the Fiscal 2013 Period.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $150.5 million and $142.4 million for the Q2 2013 Period and the Q2 2012 Period, respectively, and $270.3 million and $296.8 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The increase in EBITDA for the Q2 2013 Period was primarily attributable to an increase in operating income as described above and higher earnings recognized from National CineMedia during the Q2 2013 Period, partially offset by the impact of the Q2 2013 Period $30.3 million loss on debt extinguishment related to the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes. The decrease in EBITDA for the Fiscal 2013 Period was primarily attributable to a decrease in operating income and the impact of the loss on debt extinguishment related to the repurchase of the Company's 9 1/8% Senior Notes. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q2 2013 Period	Q2 2012 Period	Fiscal 2013 Period	Fiscal 2012 Period
EBITDA	$150.5	$142.4	$270.3	$296.8
Interest expense, net	(36.6)	(34.5)	(71.5)	(70.5)
Provision for income taxes	(26.8)	(25.0)	(42.0)	(50.2)
Deferred income taxes	4.0	1.7	2.5	9.4
Changes in operating assets and liabilities	25.2	(12.0)	68.7	(0.3)
Loss on extinguishment of debt	30.7	—	30.7	—
Other items, net	(1.3)	(1.2)	(2.1)	3.7
Net cash provided by operating activities	$145.7	$71.4	$256.6	$188.9

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of June 27, 2013, the

Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,201.6	$12.2	$27.4	$952.0	$1,210.0
Future interest on debt obligations(2)	789.1	124.4	245.1	214.3	205.3
Capital lease obligations, including interest(3)	28.0	4.2	6.8	4.9	12.1
Lease financing arrangements, including interest(3)	144.9	20.2	37.9	36.2	50.6
Purchase commitments(4)	74.8	58.1	16.7	—	—
Operating leases(5)	3,443.0	423.2	807.8	752.0	1,460.0
FIN 48 liabilities(6)	1.0	1.0	—	—	—
Other long term liabilities	0.4	0.3	0.1	—	—
Total	$6,682.8	$643.6	$1,141.8	$1,959.4	$2,938.0

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our unaudited consolidated balance sheet as of June 27, 2013. Our Credit Agreement provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2012 Audited Consolidated Financial Statements.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $683.4 million of variable interest rate borrowings under the Term Facility, $311.4 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, and $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023, and approximately $8.2 million of other debt obligations) are based on the stated fixed rate or in the case of the $683.4 million of variable interest rate borrowings under the Term Facility, the current interest rate specified in our Credit Agreement as of June 27, 2013 (2.78%). Future interest payments on the Company's hedged indebtedness as of June 27, 2013 (the remaining $300.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 4—"Debt Obligations") as of June 27, 2013 (2.50%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are further described in Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of June 27, 2013. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.07%, maturing in various installments through 2028. Refer to Note 5 to the 2012 Audited Consolidated Financial Statements and Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of June 27, 2013, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

(5)
We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the 2012 Audited Consolidated Financial Statements.

(6)
The table does not include approximately $8.4 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of June 27, 2013.

(7)
In addition, as of June 27, 2013, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Under the terms of the Company’s effective interest rate swap agreements (which hedge an aggregate of $300.0 million of variable rate debt obligations as of June 27, 2013) described in Note 4 —"Debt Obligations," Regal Cinemas pays interest at fixed rates ranging from 1.325% to 1.820% and receives interest at a variable rate based on the 3-month LIBOR.

As of June 27, 2013 and December 27, 2012, borrowings of $983.4 million and $988.4 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.20% (as of June 27, 2013) and 3.53% (as of December 27, 2012), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of June 27, 2013, would increase or decrease interest expense by $0.8 million for the quarter ended June 27, 2013.

In addition, the Company is exposed to equity price risk associated with approximately 0.8 million shares of stock held in RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments."  Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 27, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 27, 2013, our disclosure controls and procedures were effective.

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

Item 5. OTHER INFORMATION

On August 1, 2013, a non-binding letter of intent was signed among NCM, Regal, Cinemark and AMC whereby NCM would contribute the assets of its Fathom Events division to a new entity to be formed by Regal, Cinemark and AMC in exchange for an interest-bearing $25 million promissory note guaranteed by Regal, Cinemark and AMC. NCM will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected to occur in the latter half of 2013.
Item 6. EXHIBITS

Exhibit Number	Description

4.1
Second Supplemental Indenture, dated June 13, 2013, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 13, 2013 and incorporated herein by reference)

4.2
Loan Modification Agreement, dated May 28, 2013, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 28, 2013 and incorporated herein by reference)

4.3
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated April 19, 2013, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on April 25, 2013 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 27, 2013, filed on August 6, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 6, 2013	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2013	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Second Supplemental Indenture, dated June 13, 2013, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 13, 2013 and incorporated herein by reference)

4.2
Loan Modification Agreement, dated May 28, 2013, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 28, 2013 and incorporated herein by reference)

4.3
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated April 19, 2013, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on April 25, 2013 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 27, 2013, filed on August 6, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.