Form 10-K
period 2013-12-26
REGAL ENTERTAINMENT GROUP
filed 2014-02-24
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2013
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 27, 2013, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,482,994,126 (79,730,867 shares at a closing price per share of $18.60).

Shares of Class A common stock outstanding—132,484,990 shares at February 17, 2014
Shares of Class B common stock outstanding—23,708,639 shares at February 17, 2014

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2014 Annual Meeting of Stockholders and to be filed within 120 days of December 26, 2013 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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
DESCRIPTION OF BUSINESS
Overview
We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,394 screens in 580 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 26, 2013, with approximately 229 million attendees for the fiscal year ended December 26, 2013 ("fiscal 2013"). Our geographically diverse circuit includes theatres in 46 of the top 50 U.S. designated market areas. We operate multi-screen theatres and, as of December 26, 2013, had an average of 12.7 screens per location, which is well above the North American motion picture exhibition industry average. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States.
The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. For fiscal 2013, we reported total revenues, income from operations and net income attributable to controlling interest of $3,038.1 million, $339.8 million and $157.7 million, respectively. In addition, we generated $346.9 million of cash flows from operating activities during fiscal 2013.
Business Strategy
Our business strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. Key elements of our business strategy include:
Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 26, 2013, we have returned approximately $3.7 billion to our stockholders in the form of cash dividends.
Pursuing Selective Growth Opportunities and Active Asset Management.    We intend to selectively pursue expansion opportunities through new theatre construction that meet our strategic and financial return criteria. We also intend to enhance our theatre operations by selectively expanding and upgrading existing properties in prime locations. During fiscal 2013, we continued to actively manage our asset base by opening eight new theatres with 98 screens, opening four new screens at two existing theatres and closing 11 underperforming theatres with 101 screens, ending the year with 580 theatres and 7,394 screens.
Pursuing Premium Experience Opportunities.    We intend to continue to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts:

•
First, we believe the installation of premium screens allows us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. During fiscal 2013, we continued to install additional IMAX® digital projection systems and RPXSM screens in select theatre locations across the U.S. As of December 26, 2013, our IMAX® footprint consisted of a total of 82 IMAX® screens and we operated a total of 62 RPXSM screens. We have been encouraged by the operating results of our IMAX® and RPXSM screens and to that end, we intend to install additional IMAX® digital projection systems and RPXSM screens during fiscal 2014 and beyond. In addition, during fiscal 2013, we began a new initiative to install luxury reclining seating at select locations. Based on promising initial results, we expect to offer luxury seating in approximately 20 to 25 locations by the end of fiscal 2014.

•
Second, we believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres. To continually address consumer trends and customer preferences, we have focused on enlarging our menu of food and beverage products. We have already expanded our menu to include hot made-to-order meals, customizable coffee, beer and wine and other specialty products in select theatres. During fiscal 2013, we offered an expanded menu of food items in 81 theatres and expect to offer these food items in approximately 75-90 additional theatres during fiscal 2014. In addition, as of December 26, 2013, we have successfully launched seven Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.

•
Third, we intend to continue our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. We maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 26, 2013, we had over nine million active members in the Regal Crown Club®, making it the largest loyalty program in our industry, and these members accounted for approximately $921 million of the Company's box office and concession revenues during fiscal 2013. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series, cross-promotional ticket redemptions and promotions within local communities. During 2012, we launched a mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions. This mobile application has been downloaded approximately 1.8 million times since its launch.

We believe the product-driven success of our IMAX® screens and growing portfolio of RPXSM screens and improved customer amenities such as luxury seating, coupled with the continued rollout of our expanded concession menu and widespread availability of mobile ticketing and other marketing initiatives allow us to deliver a premium experience in a majority of our key markets.
Pursuing Strategic Acquisitions and Partnerships.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities and to participate in various partnership initiatives. We intend to selectively pursue accretive theatre acquisitions and theatre-related investments that enhance and more fully utilize our asset base to improve our consolidated operating results and free cash flow.
For example, on March 29, 2013, we completed the acquisition of Hollywood Theaters, whereby we acquired a total of 43 theatres with 513 screens for an aggregate net cash purchase price of $194.4 million. The acquisition of Hollywood Theaters enhanced the Company’s presence in 16 states and 3 U.S. territories. During November of 2012, we completed the acquisition of Great Escape Theatres in which we acquired a total of 25 theatres representing 301 screens for an aggregate net cash purchase price of approximately $90.0 million. The acquisition of the Great Escape Theatres circuit enhanced our presence in Georgia, Illinois, Indiana, Kentucky, Missouri, Nebraska, Ohio, Pennsylvania, South Carolina, Tennessee and West Virginia. The 814 screens from Great Escape Theatres and Hollywood Theaters accounted for 16.3 million attendees, or 7.1% of total attendance for fiscal 2013, and contributed approximately $128.6 million, or 6.2%, of fiscal 2013 total admissions revenues. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of these acquisitions.

With respect to partnership initiatives, we maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM"). National CineMedia operates the largest digital in-theatre advertising network in North America representing approximately 19,900 U.S. theatres screens (of which approximately 19,100 are part of National CineMedia's digital content network) as of December 26, 2013. During 2013, approximately 710 million patrons attended movies shown in theatres in which National CineMedia currently has exclusive cinema advertising agreements in place. National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC"), and Cinemark, Inc. ("Cinemark"). We believe our investment in National CineMedia generates incremental value for our stockholders. See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia.
We also maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. Open Road Films was created to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed seven films during 2013 which generated national box office revenues of approximately $148.0 million, and intends to distribute approximately six to eight films per year. As of December 26, 2013, our cumulative cash investment in Open Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.
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

Competitive Strengths
We believe that the following competitive strengths position us to capitalize on future opportunities:
Industry Leader.    We are the largest domestic motion picture exhibitor operating 7,394 screens in 580 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation and partnership opportunities.
Superior Management Drives Strong Operating Margins.    Our operating philosophy focuses on efficient operations and strict cost controls at both the corporate and theatre levels. At the corporate level, we are able to capitalize on our size and operational expertise to achieve economies of scale in purchasing and marketing functions. We have developed an efficient purchasing and distribution supply chain that generates favorable concession margins. At the theatre level, management devotes significant attention to cost controls through the use of financial data analysis, detailed management reports and performance-based compensation programs to encourage theatre managers to deliver a premium customer experience while effectively controlling costs and maximizing free cash flow.
Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 IPO, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of nine theatre circuits, consisting of 225 theatres and 2,622 screens, including the recent acquisition of Hollywood Theaters in fiscal 2013. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.
Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of December 26, 2013, approximately 77% of our locations featured stadium seating and approximately 78% of our theatres had 10 or more screens. Our theatres have an average of 12.7 screens per location, which is well above the North American motion picture exhibition industry average. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.

Dividend Policy
We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2013, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $132.2 million in the aggregate. Further, on February 13, 2014, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 14, 2014 to our stockholders of record on March 4, 2014. This dividend reflects a $0.01 per share increase from the Company's last quarterly cash dividend of $0.21 per share declared on October 24, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our board of directors.
INDUSTRY OVERVIEW AND TRENDS
The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2013. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and in turn box office revenues. Consequently, we expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future. However, we believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the domestic motion picture exhibition industry. For example, even during the most recent recessionary period, attendance levels remained stable.
Through the years, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering content to consumers, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.
More recently, the domestic motion picture industry has largely converted from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit provides greater flexibility in scheduling our programming content, which has enhanced our capacity utilization, and enables us to generate incremental revenue from differentiated motion picture formats, such as digital 3D, and the exhibition of specialty content offerings through certain industry joint venture arrangements, such as AC JV, LLC and Open Road Films.
Finally, the domestic motion picture exhibition industry is in the process of experimenting with various initiatives and concepts aimed at delivering a premium movie-going experience for its customers in order to differentiate services and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows. We believe the benefits associated with delivering premium movie-going experiences are significant for our industry and provide us with the opportunity for incremental revenue from premium motion picture formats such as IMAX® and our proprietary large screen format, RPXSM. Other initiatives include broadening food and beverage offerings along with food and beverage self-serve stations, in-theatre dining and bar service, the enhancement of loyalty programs and other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. Finally, motion picture exhibitors have begun to offer various other customer amenities including reserved seating and luxury reclining seating. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry.
THEATRE OPERATIONS
We operate the largest theatre circuit in the United States with 7,394 screens in 580 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 26, 2013. We operate theatres in 46 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists, Edwards, Great Escape Theatres and Hollywood Theaters brands through our wholly owned subsidiaries.
We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital CinemaTM 4K projection systems, 3D digital projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby. In addition, we have recently begun a new initiative to install luxury reclining seating at select locations in certain of our key markets.
Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We strategically schedule movie show times to reduce staffing requirements and box office and concession line congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, e-gift cards and mobile ticketing. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons and believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future.
The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state along with Guam, Saipan, American Samoa and the District of Columbia as of December 26, 2013:

State/District	Locations	Number of Screens
California	89	1,071
Florida	47	697
New York	47	561
Washington	33	367
Virginia	31	425
Texas	29	407
Pennsylvania	24	319
North Carolina	23	274
Ohio	22	309
Oregon	20	214
South Carolina	17	230
Georgia	16	247
Maryland	15	202
Colorado	14	173
Tennessee	13	179
Indiana	12	145
New Jersey	11	152
Illinois	11	148
Nevada	11	144
Massachusetts	10	118
Missouri	8	114
Hawaii	7	72
Mississippi	7	56
Louisiana	6	64
Idaho	5	73
Kentucky	5	60
New Mexico	5	60
Connecticut	5	57
Alaska	5	52
West Virginia	4	46
Alabama	3	52
Kansas	3	34
Oklahoma	3	34
New Hampshire	3	33
Minnesota	2	36
Delaware	2	33
Arkansas	2	24
Maine	2	20
Nebraska	1	16
Arizona	1	14
District of Columbia	1	14
Guam	1	14
Michigan	1	14
Montana	1	11
Saipan	1	7
American Samoa	1	2
Total	580	7,394
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
In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities and monitor food service. To maintain quality and consistency within our theatre circuit, district and regional managers and various contractual service partners regularly inspect each theatre and provide recurring feedback. In addition, we consistently solicit feedback from our patrons through an on-line guest experience program whereby our guests rank and provide detailed comments and experiences for each of our theatres. Finally, we also conduct a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.
NATIONAL CINEMEDIA JOINT VENTURE
We maintain an investment in National CineMedia, which operates the largest digital in-theatre advertising network in North America representing approximately 19,900 U.S. theatres screens (of which approximately 19,100 are part of National CineMedia's digital content network) as of December 26, 2013. During 2013, approximately 710 million patrons attended movies shown in theatres in which National CineMedia currently has exclusive cinema advertising agreements in place. National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark. As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), which serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. As a result of these agreements, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia.
Subsequent to the IPO of NCM, Inc. and through December 26, 2013, the Company received from National CineMedia approximately 10.8 million newly issued common units of National CineMedia as a result of the adjustment provisions of the Common Unit Adjustment Agreement, including approximately 3.4 million newly issued common units of National CineMedia during fiscal 2013 in connection with our acquisition of Hollywood Theaters. These transactions, partially offset by the redemption of approximately 6.6 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in underwritten public offerings during fiscal 2010 and fiscal 2013, caused a net increase in the Company's ownership share in National CineMedia to 25.4 million common units. As a result, on a fully diluted basis, we own a 20.0% interest in NCM, Inc. as of December 26, 2013.
On December 26, 2013, National CineMedia sold its "Fathom Events" business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.33 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, National CineMedia entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for certain facilities services, creative services, technical event services, event management services and other specified costs to the new entity for a period of nine months following the closing. Due to the related party nature of the transaction, National CineMedia formed a committee of independent directors that hired an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction.  Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting.
In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and

Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale.
See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions, including AC JV.
DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE
We maintain an investment in Digital Cinema Implementation Partners, LLC ("DCIP"), a joint venture company formed by Regal, AMC and Cinemark. During fiscal 2013, the Company effected equity contributions of approximately $3.5 million to DCIP, and expects to make additional equity contributions in the future. DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), substantially covered the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. The Company holds a 46.7% economic interest in DCIP as of December 26, 2013, while continuing to maintain a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. As of December 26, 2013, we operated 7,305 screens outfitted with digital projection systems. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.
OPEN ROAD FILMS JOINT VENTURE
We also maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. Open Road Films was created to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed seven films during 2013 which generated national box office revenues of approximately $148.0 million, and intends to distribute approximately six to eight films per year. We believe our investment in Open Road Films will generate incremental value for our stockholders. As of December 26, 2013, we have invested $20.0 million in cash in Open Road Films and may invest an additional $10.0 million in this joint venture. The carrying value of the Company's investment in Open Road Films as of December 26, 2013 was approximately $(7.1) million. We believe our investment in Open Road Films will generate incremental value for our stockholders. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of Open Road Films.
FILM DISTRIBUTION
Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.
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
Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2013, films shown from our ten major film distributors accounted for approximately 94% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2013 admission revenues. No single film distributor accounted for more than 20% of fiscal 2013 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.
CONCESSIONS
In addition to box office admissions revenues, we generated approximately 26.9% of our total revenues from concessions sales during fiscal 2013. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.
To continually address consumer trends and customer preferences, we focus on enlarging our menu of food and beverage products. We have already enhanced our menu to include hot made-to-order meals, customizable coffee, and other specialty products in select theatres. During fiscal 2013, we offered an expanded menu of food items in 81 theatres and expect to offer these food items in approximately 75-90 additional theatres during fiscal 2014. In addition, as of December 26, 2013, we have successfully launched seven Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, at the customer's seat before and during the featured film. We believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres.
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
We also compete with other motion picture distribution channels, including network and syndicated television, in-home video and DVD, cable/satellite and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past several years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.
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
Our frequent moviegoer loyalty program, Regal Crown Club®, is designed to actively engage our core customers and is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 26, 2013, we had over nine million active members in the Regal Crown Club®, and these members accounted for approximately $921 million of the Company's box office and concession revenues during fiscal 2013. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series, cross-promotional ticket redemptions and promotions within local communities. During 2012, we launched a mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions. This mobile application has been downloaded approximately 1.8 million times since its launch.
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
EMPLOYEES
As of December 26, 2013, we employed approximately 24,201 persons. The Company considers its employee relations to be good.
EXECUTIVE OFFICERS OF THE REGISTRANT
Shown below are the names, ages as of December 26, 2013, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	47	Chief Executive Officer
Gregory W. Dunn	54	President and Chief Operating Officer
Peter B. Brandow	53	Executive Vice President, General Counsel and Secretary
David H. Ownby	44	Executive Vice President, Chief Financial Officer and Treasurer
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
We have substantial lease and debt obligations. For fiscal 2013, our total rent expense and net interest expense were approximately $413.6 million and $141.3 million, respectively. As of December 26, 2013, we had total debt obligations of $2,310.7 million. As of December 26, 2013, we had total contractual cash obligations of approximately $6,440.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.
If we are unable to meet our lease and debt service obligations, we could be forced to restructure or refinance our obligations and seek additional equity financing or sell assets. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the inability to meet our lease and debt service obligations could cause us to default on those obligations. The agreements governing the terms of our debt obligations contain restrictive covenants that limit our ability to take specific actions (including paying dividends to our stockholders) or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a debt instrument, we could be in default under that instrument, which could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition and liquidity. In addition, we may incur additional indebtedness in the future, subject to the restrictions contained in the agreements governing the terms of our debt obligations. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
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
The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 94% of our admissions revenues during fiscal 2013. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.
An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce our revenue.
We compete with other movie delivery vehicles, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The average theatrical release window has decreased from approximately six months to approximately four months over the last decade. Further, some film studios have experimented with offering consumers a premium video-on-demand option for certain films approximately two months after their theatrical launch. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.
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
Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 26, 2013, approximately 77% of our locations featured stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.
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
We also selectively pursue theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. As of December 26, 2013, we owned approximately 20.0% of National CineMedia, and participate in other joint ventures such as DCIP, Open Road Films and AC JV. Risks associated with pursuing these investments and opportunities include:

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

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, Open Road Films and AC JV or other existing or future ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.
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
Theatre attendance may also be affected by political events, such as terrorist attacks on, or wars or threatened wars involving, the United States, health related epidemics and random acts of violence, any one of which could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes, earthquakes and severe storms in those markets could adversely affect our overall results of operations.
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
We are subject to substantial government regulation, which could entail significant cost.
We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.
 Our theatres must comply with the ADA to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance.
The interests of our controlling stockholder may conflict with your interests.
Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 26, 2013, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.
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
As of February 17, 2014, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.

Anschutz Company is able to sell its shares pursuant to the registration rights that we have granted. We cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz Company or our directors or executive officers of their shares of our common stock.
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
We are a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon our subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our 9 1/8% Senior Notes due 2018 (the "9 1/8% Senior Notes"), our 5 3/4% Senior Notes due 2025 (the "5 3/4% Senior Notes Due 2025"), our 5 3/4% Senior Notes due 2023 (the "5 3/4% Senior Notes Due 2023") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.
Item 2.    PROPERTIES.
As of December 26, 2013, we operated 522 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 58 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 26, 2013, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference.
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

	Fiscal 2013
	High	Low
First Quarter (December 28, 2012 - March 28, 2013)	$16.84	$13.72
Second Quarter (March 29, 2013 - June 27, 2013)	19.00	16.17
Third Quarter (June 28, 2013 - September 26, 2013)	19.53	17.65
Fourth Quarter (September 27, 2013 - December 26, 2013)	19.95	18.10

	Fiscal 2012
	High	Low
First Quarter (December 30, 2011 - March 29, 2012)	$14.39	$11.55
Second Quarter (March 30, 2012 - June 28, 2012)	14.74	12.74
Third Quarter (June 29, 2012 - September 27, 2012)	14.44	12.99
Fourth Quarter (September 28, 2012 - December 27, 2012)	16.30	13.27

On February 17, 2014, there were approximately 262 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.
Additionally, as of February 17, 2014, approximately 3,900 shares of our Class A common stock are issuable upon exercise of stock options that vest and are exercisable on June 23, 2014, with an exercise price of $13.7171. All such options were fully vested and exercisable as of February 17, 2014. Finally, as of February 17, 2014 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 1,747,077 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 8, 2018. All shares underlying outstanding options and all shares of restricted stock are registered and will be freely tradable when the option is exercised, in the case of restricted stock when the restrictions lapse, unless such shares are acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.
Dividend Policy
During fiscal 2013, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $132.2 million in the aggregate. During fiscal 2012, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $131.8 million in the aggregate. In addition, on December 27, 2012, we paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $155.5 million. On February 13, 2014, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 14, 2014 to our stockholders of record on March 4, 2014. This dividend reflects a $0.01 per share increase from the Company's last quarterly cash dividend of $0.21 per share declared on October 24, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6.    SELECTED FINANCIAL DATA.
We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, for (i) the fiscal year ended December 31, 2009, considering the results of United Artists, Regal Cinemas, Edwards and the 28 theatres acquired from Consolidated Theatres from January 2, 2009, (ii) the fiscal year ended December 30, 2010, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres from January 1, 2010 and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 for periods subsequent to their acquisition dates, (iii) the fiscal year ended December 29, 2011, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres and the eight theatres acquired from AMC from December 31, 2010, (iv) the fiscal year ended December 27, 2012, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres, the eight theatres acquired from AMC from December 30, 2011 and the acquisition of Great Escape Theatres, which consists of 25 theatres, for the period subsequent to the acquisition date of November 29, 2012, and (v) the fiscal year ended December 26, 2013, considering the results of United Artists, Regal Cinemas, Edwards, the 28 theatres acquired from Consolidated Theatres, the eight theatres acquired from AMC, the 25 theatres acquired from Great Escape Theatres from December 28, 2012, and the acquisition of Hollywood Theaters, which consists of 43 theatres, for the period subsequent to the acquisition date of March 29, 2013. The selected historical consolidated financial data as of and for the fiscal years ended December 26, 2013, December 27, 2012, December 29, 2011, December 30, 2010, and December 31, 2009 were derived from the audited consolidated financial statements of Regal and the notes thereto, as adjusted as described in footnote 6 below. The selected historical financial data does not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 26, 2013	Fiscal year ended December 27, 2012	Fiscal year ended December 29, 2011	Fiscal year ended December 30, 2010	Fiscal year ended December 31, 2009
	(in millions, except per share data)
Statement of Income Data:
Total revenues(6)	$3,038.1	$2,820.0	$2,675.9	$2,801.9	$2,889.7
Income from operations(4)(6)	339.8	330.0	215.5	209.8	275.2
Net income attributable to controlling interest(3)(4)(5)(6)	157.7	142.3	36.8	74.0	91.3
Earnings per diluted share(3)(4)(5)(6)	1.01	0.92	0.24	0.48	0.59
Dividends per common share(1)(2)	$0.84	$1.84	$0.84	$2.12	$0.72

	As of or for the fiscal year ended December 26, 2013	As of or for the fiscal year ended December 27, 2012	As of or for the fiscal year ended December 29, 2011	As of or for the fiscal year ended December 30, 2010	As of or for the fiscal year ended December 31, 2009
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(3)	$346.9	$346.6	$353.1	$259.4	$410.8
Net cash used in investing activities(3)	(258.7)	(183.4)	(101.1)	(82.7)	(110.5)
Net cash provided by (used in) financing activities(1)(2)	83.2	(306.7)	(204.3)	(299.5)	(142.4)
Balance sheet data at period end:
Cash and cash equivalents	$280.9	$109.5	$253.0	$205.3	$328.1
Total assets(6)	2,704.7	2,222.1	2,352.2	2,501.2	2,643.9
Total debt obligations	2,310.7	1,995.2	2,016.3	2,073.0	1,997.1
Deficit(6)	(715.3)	(750.4)	(621.8)	(537.5)	(289.1)
Operating data:
Theatre locations	580	540	527	539	548
Screens	7,394	6,880	6,614	6,698	6,768
Average screens per location	12.7	12.7	12.6	12.4	12.4
Attendance (in millions)	228.6	216.4	211.9	224.3	244.5
Average ticket price	$9.01	$8.90	$8.70	$8.72	$8.15
Average concessions per patron	$3.57	$3.46	$3.34	$3.23	$3.17
_______________________________________________________________________________

(1)	Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(2)	Includes the December 30, 2010 payment of the $1.40 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)
During the quarter ended September 30, 2010, we redeemed 4.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering (including underwriter over-allotments) for $16.00 per share, reducing our investment in National CineMedia by $14.0 million, the average carrying amount of the shares sold. We received approximately $66.0 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of $52.0 million. During the quarter ended September 26, 2013, we redeemed 2.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which the Company sold in an underwritten public offering (including underwriter over-allotments) for $17.79 per share, reducing our investment in National CineMedia by approximately $10.0 million, the average carrying amount of the shares sold. The Company received approximately $40.9 million in proceeds, resulting in a gain on sale of approximately $30.9 million. We accounted for these transactions as a proportionate decrease in the Company's Initial Investment Tranche and Additional Investments Tranche and decreased our ownership share in National CineMedia.

(4)
During the years ended December 26, 2013, December 27, 2012, December 29, 2011, December 30, 2010, and December 31, 2009, we recorded long-lived asset impairment charges of $9.5 million, $11.1 million, $17.9 million, $10.3 million, and $15.3 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(5)
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

(6)
During the quarter ended December 26, 2013, the Company identified errors related to an understatement of deferred revenue attributable to its paper gift certificate and discount ticket products and an overstatement of other operating revenue associated with the unredeemed portion of these products dating from fiscal 2002 through fiscal 2012. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical selected financial data presented herein. The Company recognized the cumulative effect of the error on periods prior to those that are presented herein by increasing deferred revenue by approximately $44.2 million, reducing additional paid-in capital and retained earnings by $36.2 million and $1.8 million, respectively, and increasing goodwill by $6.2 million as of the beginning of fiscal year 2009. See "Immaterial Correction of an Error in Prior Periods" under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 26, 2013, December 27, 2012, and December 29, 2011. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.
Overview and Basis of Presentation
We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,394 screens in 580 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 26, 2013. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.
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
The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The emergence or continuance of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.
For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill, deferred revenue pertaining to gift card and discount ticket sales, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed elsewhere within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.
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

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2013, fiscal 2012 and fiscal 2011, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•
We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011, there were no significant changes in our film cost estimation and settlement procedures.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolete, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

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
For the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 26, 2013, consolidated depreciation and amortization expense was $200.2 million, representing 6.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $12.8 million, or 6.4%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $14.7 million, or 7.3%.

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

For fiscal 2013, our provision for income taxes was $107.0 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 40.4% to 41.4% would have increased the current year income tax provision by approximately $2.5 million.

•
As noted in our significant accounting policies for "Revenue Recognition" under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company maintains a deferred revenue balance pertaining to cash received from the sale of discount tickets and gift cards that have not been redeemed. The Company recognizes revenue as a component of "Other operating revenues" associated with discount tickets and gift cards when redeemed, or when the likelihood of redemption becomes remote. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue (known as "breakage" in our industry) based on historical experience, when the likelihood of redemption is remote, and when there is no legal obligation to remit the unredeemed gift card and discount ticket items to the relevant jurisdiction. The determination of the likelihood of redemption is based on an analysis of historical redemption trends and considers various factors including the period outstanding, the level and frequency of activity, and the period of inactivity.

Significant Events and Fiscal 2014 Outlook
During the fiscal years ended December 26, 2013 ("Fiscal 2013 Period"), December 27, 2012 ("Fiscal 2012 Period"), and December 29, 2011 ("Fiscal 2011 Period"), the Company entered into various investing and financing transactions which are more fully described under "Liquidity and Capital Resources" below and in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
During the Fiscal 2013 Period, we continued to make progress with respect to our business strategy as follows:

•
We demonstrated our commitment to providing incremental value to our stockholders. During Fiscal 2013, we paid to our stockholders four quarterly cash dividends of $0.21 per share, or approximately $132.2 million in the aggregate.

•
In addition to the November 2012 acquisition of Great Escape Theatres, consisting of 25 theatres and 301 screens, we continued to actively manage our asset base during the Fiscal 2013 Period by completing the acquisition of Hollywood Theaters on March 29, 2013 whereby we acquired a total of 43 theatres with 513 screens for an aggregate net cash purchase price of approximately $194.4 million. The acquisition of Hollywood Theaters enhanced our presence in 16 states and 3 U.S. territories. The 814 screens from Great Escape Theatres and Hollywood Theaters accounted for 16.3 million attendees, or 7.1% of total attendance for the Fiscal 2013 Period, and contributed approximately $128.6 million, or 6.2%, of the Fiscal 2013 Period total admissions revenues. In addition, we opened eight new theatres with 98 screens, opened four new screens at two existing theatres and closed 11 underperforming theatres with 101 screens, ending the Fiscal 2013 Period with 580 theatres and 7,394 screens.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts:

First, we believe the installation of premium screens allows us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. During fiscal 2013, we continued to install additional IMAX® digital projection systems and RPXSM screens in select theatre locations across the U.S. As of December 26, 2013, our IMAX® footprint consisted of a total of 82 IMAX® screens and we operated a total of 62 RPXSM screens. We have been encouraged by the operating results of our IMAX® and RPXSM screens and to that end, we intend to install additional IMAX® digital projection systems and RPXSM screens during fiscal 2014 and beyond. In addition, during fiscal 2013, we began a new initiative to install luxury reclining seating at select locations. Based on promising initial results, we expect to offer luxury seating in approximately 20 to 25 locations by the end of fiscal 2014.

Second, we believe that the enhancement of our food and beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such food and beverage offerings in our theatres. To continually address consumer trends and customer preferences, we have focused on enlarging our menu of food and beverage products. We have already expanded our menu to include hot made-to-order meals, customizable coffee, beer and wine and other specialty products in select theatres. During fiscal 2013, we offered an expanded menu of food items in 81 theatres and expect to offer these food items in approximately 75-90 additional theatres during fiscal 2014. In addition, as of December 26, 2013, we have successfully launched seven Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.
Third, we intend to continue our focus on interactive marketing programs aimed at increasing attendance and enhancing the overall customer experience. We maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 26, 2013, we had over nine million active members in the Regal Crown Club®, making it the largest loyalty program in our industry, and these members accounted for approximately $921 million of the Company's box office and concession revenues during fiscal 2013. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series, cross-promotional ticket redemptions and promotions within local communities. During 2012, we launched a mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions. This mobile application has been downloaded approximately 1.8 million times since its launch.

•
Finally, we believe Open Road Films fills a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner and will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed seven films during 2013 which generated national box office revenues of approximately $148.0 million, and intends to distribute approximately six to eight films per year. As of December 26, 2013, our cumulative cash investment in Open Road Films totaled $20.0 million. We believe our investment in Open Road Films will generate incremental value for our stockholders.

We are optimistic regarding the breadth of the 2014 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2014 appears to be another year of high-profile releases such as 300: Rise of an Empire, Mr. Peabody & Sherman, Divergent, Captain America: The Winter Soldier, Rio 2, The Amazing Spider-Man 2, Godzilla, X-Men: Days of Future Past, Maleficent, 22 Jump Street, How to Train Your Dragon 2, Transformers: Age of Extinction, Dawn of Planet of the Apes, Guardians of the Galaxy, Interstellar, The Hunger Games: Mockingjay, Part 1, The Hobbit: There And Back Again and Night at the Museum 3.
We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $115.0 million to $125.0 million for fiscal 2014, consisting of new theatre development, expansion of existing theatre facilities, upgrades and replacements.
Overall for the fiscal 2014 year, we expect to benefit from the impact of a 53-week fiscal year and modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2014 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.
Recent Developments
On February 13, 2014, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 14, 2014 to our stockholders of record on March 4, 2014. This dividend reflects a $0.01 per share increase from the Company's last quarterly cash dividend of $0.21 per share declared on October 24, 2013.

Results of Operations
Based on our review of industry sources, North American box office revenues for the time period that corresponds to the Fiscal 2013 Period were estimated to have increased by approximately one to two percent in comparison to the period of time that corresponds to the Fiscal 2012 Period. The industry's box office results for 2013 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during 2013.
During the quarter ended December 26, 2013, the Company identified errors related to an understatement of deferred revenue attributable to its paper gift certificate and discount ticket products and an overstatement of other operating revenue associated with the unredeemed portion of these products dating from fiscal 2002 through fiscal 2012. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical consolidated financial information presented herein. See "Immaterial Correction of an Error in Prior Periods" under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Fiscal 2013 Period		Fiscal 2012 Period		Fiscal 2011 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$2,059.6	67.8%	$1,925.1	68.3%	$1,842.6	68.9%
Concessions	816.9	26.9	748.4	26.5	708.0	26.4
Other operating revenues	161.6	5.3	146.5	5.2	125.3	4.7
Total revenues	3,038.1	100.0	2,820.0	100.0	2,675.9	100.0
Operating expenses:
Film rental and advertising costs(1)	1,078.0	52.3	1,000.5	52.0	953.7	51.8
Cost of concessions(2)	111.6	13.7	101.1	13.5	96.6	13.6
Rent expense(3)	413.6	13.6	384.4	13.6	381.5	14.3
Other operating expenses(3)	812.8	26.8	735.9	26.1	744.4	27.8
General and administrative expenses (including share-based compensation expense of $9.3 million, $10.3 million and $7.9 million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively)(3)	73.7	2.4	68.8	2.4	65.8	2.5
Depreciation and amortization(3)	200.2	6.6	183.1	6.5	197.6	7.4
Net loss on disposal and impairment of operating assets and other(3)	8.4	0.3	16.2	0.6	20.8	0.8
Total operating expenses(3)	2,698.3	88.8	2,490.0	88.3	2,460.4	91.9
Income from operations(3)	339.8	11.2	330.0	11.7	215.5	8.1
Interest expense, net(3)	141.3	4.7	135.0	4.8	149.7	5.6
Loss on extinguishment of debt(3)	30.7	1.0	—	—	21.9	0.8
Earnings recognized from NCM(3)	(37.5)	1.2	(34.8)	1.2	(37.9)	1.4
Gain on sale of NCM, Inc. common stock(3)	(30.9)	1.0	—	—	—	—
Impairment of investment in RealD, Inc.(3)	—	—	—	—	13.9	0.5
Provision for income taxes(3)	107.0	3.5	89.5	3.2	15.4	0.6
Net income attributable to controlling interest(3)	$157.7	5.2	$142.3	5.0	$36.8	1.4
Attendance	228.6	*	216.4	*	211.9	*
Average ticket price(4)	$9.01	*	$8.90	*	$8.70	*
Average concessions per patron(5)	$3.57	*	$3.46	*	$3.34	*
_______________________________________________________________________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenue/attendance.

(5)	Calculated as concessions revenue/attendance.

Fiscal 2013 Period Compared to Fiscal 2012 Period
Admissions
During the Fiscal 2013 Period, total admissions revenues increased $134.5 million, or 7.0%, to $2,059.6 million, from $1,925.1 million in the Fiscal 2012 Period. A 5.6% increase in attendance (approximately $107.8 million of total admissions revenues) coupled with a 1.2% increase in average ticket prices (approximately $26.7 million of total admissions revenues) led to the increase in the Fiscal 2013 Period admissions revenues. The 814 screens from Great Escape Theatres and Hollywood

Theaters accounted for 16.3 million attendees, or 7.1%, of the Fiscal 2013 Period total attendance and contributed approximately $128.6 million, or 6.2%, of the Fiscal 2013 Period total admissions revenues. On a comparable screen basis (i.e., excluding the effects of the inclusion of the 814 screens from Great Escape Theatres and Hollywood Theaters), attendance for the Fiscal 2013 Period was approximately 212.3 million, a 1.7% decrease from the Fiscal 2012 Period, and admissions revenues for the Fiscal 2013 Period was approximately $1,931.0 million, an increase of $9.4 million or 0.5% from the Fiscal 2012 Period. On a comparable screen basis, the 2.2% increase in average ticket prices (approximately $42.1 million of admissions revenues), partially offset by the 1.7% decrease in attendance (approximately $32.7 million of admissions revenues), led to the increase in the Fiscal 2013 Period admissions revenues. The comparable screen average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions). The decrease in comparable screen attendance during the Fiscal 2013 Period was primarily attributable to difficult comparisons with the strong attendance experienced in the Fiscal 2012 Period from such pictures as The Avengers, The Dark Knight Rises and The Hunger Games, partially offset by the the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. Based on our review of certain industry sources, the increase in our admissions revenues on a comparable screen basis was in line with the industry’s per screen results for the Fiscal 2013 Period as compared to the Fiscal 2012 Period
Concessions
Total concessions revenues increased $68.5 million, or 9.2%, to $816.9 million during the Fiscal 2013 Period, from $748.4 million for the Fiscal 2012 Period. A 5.6% increase in attendance (approximately $41.9 million of total concessions revenues) coupled with a 3.2% increase in average concessions revenues per patron (approximately $26.6 million of total concessions revenues), led to the increase in the Fiscal 2013 Period concessions revenue. On a comparable screen basis, total concessions revenues for the Fiscal 2013 Period was $757.6 million, an increase of $10.8 million or 1.4% from the Fiscal 2012 Period. On a comparable screen basis, the increase in total concessions revenues during the Fiscal 2013 Period was primarily attributable to a 3.2% increase in comparable screen average concessions revenues per patron (approximately $23.5 million of concessions revenues), partially offset by the aforementioned 1.7% decrease in comparable screen attendance (approximately $12.7 million of concessions revenues) during the period. The increase in comparable screen average concessions revenues per patron for the Fiscal 2013 Period was primarily a result of an increase in popcorn and beverage sales volume and to a lesser extent, selective price increases and the continued rollout of our expanded food menu during the period.
Other Operating Revenues
During the Fiscal 2013 Period, other operating revenues increased $15.1 million, or 10.3%, to $161.6 million, from $146.5 million in the Fiscal 2012 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Fiscal 2013 Period was principally due to increases in revenues from our vendor marketing programs (approximately $9.2 million) and increases in other theatre revenues (approximately $4.8 million).
Film Rental and Advertising Costs
Film rental and advertising costs as a percentage of admissions revenues increased to 52.3% during the Fiscal 2013 Period from 52.0% in the Fiscal 2012 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2013 Period was primarily attributable to the overall increase in box office revenues associated with the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period and an increase in promotional costs associated with new theatre openings.
Cost of Concessions
During the Fiscal 2013 Period, cost of concessions increased $10.5 million, or 10.4%, to $111.6 million as compared to $101.1 million during the Fiscal 2012 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2013 Period was approximately 13.7%, compared to 13.5% during the Fiscal 2012 Period. The increase in cost of concessions as a percentage of concessions revenues during the Fiscal 2013 Period was primarily related to slightly higher raw material and packaged good costs, partially offset by an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.
Rent Expense
Rent expense increased by $29.2 million, or 7.6%, to $413.6 million in the Fiscal 2013 Period, from $384.4 million in the Fiscal 2012 Period. The increase in rent expense during the Fiscal 2013 Period was primarily related to incremental rent associated with the leases acquired as part of the Great Escape Theatres and Hollywood Theaters acquisitions. On a comparable screen basis, rent expense increased $6.0 million, or 1.6%, during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. On a comparable screen basis, the increase in rent expense in the Fiscal 2013 Period was primarily attributable to higher contingent rent associated with increased admissions and concessions revenues during the Fiscal 2013 Period and incremental rent associated with the opening of eight new theatres with 98 screens subsequent to the end of the Fiscal 2012 Period, partially offset by the closure of 11 theatres with 101 screens subsequent to the end of the Fiscal 2012 Period.
Other Operating Expenses
Other operating expenses increased $76.9 million, or 10.4%, to $812.8 million in the Fiscal 2013 Period, from $735.9 million in the Fiscal 2012 Period. The increase in other operating expenses during the Fiscal 2013 Period was attributable to increases in certain non-rent occupancy costs (approximately $30.3 million for the Fiscal 2013 Period) and theatre level payroll expenses (approximately $25.4 million for the Fiscal 2013 Period) associated with the impact of the 814 screens from Great Escape Theatres and Hollywood Theaters. On a comparable screen basis, other operating expenses increased $24.0 million, or 3.3% during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. On a comparable screen basis, the increase in other operating expenses during the Fiscal 2013 Period was also attributable to increases in theatre level payroll expenses and certain non-rent occupancy costs and increased costs associated with higher premium format film revenues during the Fiscal 2013 Period.
General and Administrative Expenses
General and administrative expenses increased $4.9 million, or 7.1%, to $73.7 million in the Fiscal 2013 Period, from $68.8 million in the Fiscal 2012 Period. The increase in general and administrative expenses during the Fiscal 2013 Period was primarily attributable to transaction costs associated with our recent acquisitions (approximately $3.2 million) and higher corporate payroll costs during the period, partially offset by slightly lower share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization expense increased $17.1 million, or 9.3%, to $200.2 million for the Fiscal 2013 Period, from $183.1 million in the Fiscal 2012 Period. The increase in depreciation and amortization expense during the Fiscal 2013 Period was primarily related to incremental depreciation and amortization expense associated with the addition of the 814 screens from Great Escape Theatres and Hollywood Theaters. On a comparable screen basis, depreciation and amortization expense decreased $0.1 million, or 0.1% during the Fiscal 2013 Period as compared to the Fiscal 2012 Period.
Income from Operations
Income from operations increased $9.8 million, or 3.0%, to $339.8 million during the Fiscal 2013 Period, from $330.0 million in the Fiscal 2012 Period. The increase in income from operations during the Fiscal 2013 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain variable operating expense line items described above.
Interest Expense, net
During the Fiscal 2013 Period, net interest expense increased $6.3 million, or 4.7%, to $141.3 million, from $135.0 million in the Fiscal 2012 Period. The increase in net interest expense during the Fiscal 2013 Period was principally due to incremental interest associated with the issuance of our 5 3/4% Senior Notes Due 2025 and the capital lease and lease financing obligations assumed from Hollywood Theaters, partially offset by interest savings associated with the partial refinance of approximately $213.6 million aggregate principal amount of our 9 1/8% Senior Notes with the proceeds from the second quarter of 2013 issuance of our 5 3/4% Senior Notes Due 2023 and a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio).
Earnings Recognized from NCM
Earnings recognized from NCM increased $2.7 million, or 7.8%, to $37.5 million in the Fiscal 2013 Period, from $34.8 million in the Fiscal 2012 Period. The increase in earnings recognized from NCM during the Fiscal 2013 Period was primarily attributable to higher earnings of National CineMedia during such period.
Income Taxes
The provision for income taxes of $107.0 million and $89.5 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively, reflect effective tax rates of approximately 40.4% and 38.6%, respectively. The increase in the effective tax rate for the Fiscal 2013 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statute of limitations that occurred in the Fiscal 2012 Period. The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and other income tax credits.
Net Income Attributable to Controlling Interest
Net income attributable to controlling interest for the Fiscal 2013 Period was $157.7 million, which represents an increase of $15.4 million, from net income attributable to controlling interest of $142.3 million during the Fiscal 2012 Period. The increase in net income attributable to controlling interest for the Fiscal 2013 Period was primarily attributable to an increase in operating income as described above, the impact of the gain on sale of NCM, Inc. common stock recorded during the third quarter of the Fiscal 2013 Period and higher equity earnings generated by certain of our equity method investments, partially offset by the impact of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment related to the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes.

Fiscal 2012 Period Compared to Fiscal 2011 Period
Admissions
During the Fiscal 2012 Period, total admissions revenues increased $82.5 million, or 4.5%, to $1,925.1 million, from $1,842.6 million in the Fiscal 2011 Period primarily due to a 2.3% increase in average ticket price (approximately $43.8 million of total admissions revenues) and a 2.1% increase in attendance (approximately $38.7 million of total admissions revenues). The primary driver of the increase in our Fiscal 2012 Period average ticket price was selective price increases identified during our ongoing periodic pricing reviews. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The Fiscal 2012 Period increase in attendance was primarily attributable to the commercial appeal to our patrons of the films exhibited in our theatres during the Fiscal 2012 Period, including The Avengers, The Dark Knight Rises and The Hunger Games, as compared to the films exhibited during the Fiscal 2011 Period. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly lower than the industry’s per screen results for the Fiscal 2012 Period as compared to the Fiscal 2011 Period.
Concessions
Total concessions revenues increased $40.4 million, or 5.7%, to $748.4 million during the Fiscal 2012 Period, from $708.0 million for the Fiscal 2011 Period. Average concessions revenues per patron during the Fiscal 2012 Period increased 3.6%, to $3.46, from $3.34 for the Fiscal 2011 Period. The increase in total concessions revenues during the Fiscal 2012 Period was attributable to the increase in average concessions revenues per patron (approximately $25.5 million of total concessions revenues), coupled with the aforementioned increase in attendance during the period (approximately $14.9 million of total concessions revenues). The increase in average concessions revenues per patron for the Fiscal 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the Fiscal 2012 Period, and to a lesser extent, the positive impact of an expanded variety of food items offered in 55 of our theatres during the Fiscal 2012 Period.
Other Operating Revenues
During the Fiscal 2012 Period, other operating revenues increased $21.2 million, or 16.9%, to $146.5 million, from $125.3 million in the Fiscal 2011 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues, including revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Fiscal 2012 Period was primarily driven by increases in revenues from our vendor marketing programs (approximately $11.2 million), increases in other theatre revenues (approximately $7.2 million), increases in theatre access fees (approximately $2.3 million), and an increase in revenue related to our gift card and discount ticket programs (approximately $0.5 million).
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
Income from Operations
Income from operations increased $114.5 million, or 53.1%, to $330.0 million during the Fiscal 2012 Period, from $215.5 million in the Fiscal 2011 Period. The net increase in income from operations during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to an increase in total revenues, reductions in certain variable operating expense line items described above, and a lower net loss on disposal and impairment of operating assets and other.
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
Income Taxes
The provision for income taxes of $89.5 million and $15.4 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively, reflect effective tax rates of approximately 38.6% and 29.6%, respectively. The increase in the effective tax rate for the Fiscal 2012 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statute of limitations and clarifications of tax law that occurred in the Fiscal 2011 Period, as well as decreases in federal hiring credits during the Fiscal 2012 Period (as described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and other income tax credits.
Net Income Attributable to Controlling Interest
Net income attributable to controlling interest for the Fiscal 2012 Period was $142.3 million, which represents an increase of $105.5 million, from net income attributable to controlling interest of $36.8 million during the Fiscal 2011 Period. The increase in net income attributable to controlling interest for the Fiscal 2012 Period was primarily attributable to an increase in operating income as described above, the impact of the Fiscal 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility, incremental income from certain of the Company's equity method investments during the Fiscal 2012 Period, lower interest expense during the Fiscal 2012 Period and the impact of the impairment of our investment in

RealD, Inc. recorded in the Fiscal 2011 Period, partially offset by lower earnings recognized from National CineMedia during the Fiscal 2012 Period.
Quarterly Results
The Company's consolidated financial statements for the Fiscal 2013 Period include the results of operations of Hollywood Theaters, consisting of 43 theatres and 513 screens, for the period subsequent to the acquisition date of March 29, 2013. The Company's consolidated financial statements for the Fiscal 2012 Period include the results of operations of Great Escape Theatres, consisting of 25 theatres and 301 screens, for the period subsequent to the acquisition date of November 29, 2012. The acquisition of Hollywood Theaters and Great Escape Theatres is further described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from the acquisition date of the results of operations of Hollywood Theaters and Great Escape Theatres plus certain other factors described below and to a lesser extent, seasonality.
The following table sets forth selected unaudited quarterly results for the eight quarters ended December 26, 2013. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods which have been revised as described in footnote 3 below. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 26, 2013	Sept. 26, 2013	June 27, 2013	March 28, 2013	Dec. 27, 2012	Sept. 27, 2012	June 28, 2012	March 29, 2012
	In millions (except per share data)
Total revenues (3)	$739.9	$813.1	$842.3	$642.8	$721.4	$692.1	$722.3	$684.2
Income from operations(2)(3)(4)	55.7	109.8	117.1	57.2	80.3	72.9	86.7	90.1
Net income attributable to controlling interest(2)(3)(4)	24.0	75.1	36.1	22.5	36.3	23.5	36.6	45.9
Diluted earnings per share(2)(3)(4)	0.15	0.48	0.23	0.14	0.23	0.15	0.24	0.30
Dividends per common share(1)	$0.21	$0.21	$0.21	$0.21	$1.21	$0.21	$0.21	$0.21
_______________________________________________________________________________

(1)
Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B Common Stock. See Note 9 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(2)
During the eight quarters ended December 26, 2013, we recorded long-lived asset impairment charges of $1.6 million, $5.8 million, $2.1 million, $0.0 million, $7.4 million, $1.5 million, $2.2 million, and $0.0 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(3)
During the quarter ended December 26, 2013, the Company identified errors related to an understatement of deferred revenue attributable to its paper gift certificate and discount ticket products and an overstatement of other operating revenue associated with the unredeemed portion of these products dating from fiscal 2002 through fiscal 2012. We evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical selected quarterly financial data for fiscal 2012 presented herein. See "Immaterial Correction of an Error in Prior Periods" under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.

(4)
During the quarter ended September 26, 2013, we redeemed 2.3 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in an underwritten public offering (including underwriter over-allotments) for $17.79 per share, reducing our investment in National CineMedia by approximately $10.0 million, the average carrying amount of the shares sold. We received approximately $40.9 million in proceeds after deducting related fees and expenses payable by us, resulting in a gain on sale of approximately $30.9 million.

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
As further described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. NCM, Inc., in its capacity as tax matters partner for National CineMedia, received documentation from the Internal Revenue Service ("IRS") during the Fiscal 2013 Period formally closing an IRS review of National CineMedia's 2007 and 2008 income tax returns. All issues were resolved in National CineMedia's favor and resulted in no adjustments.
Net cash flows provided by operating activities totaled approximately $346.9 million, $346.6 million and $353.1 million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $0.3 million increase in net cash flows generated by operating activities for the Fiscal 2013 Period as compared to the Fiscal 2012 Period increase was caused by positive fluctuation in working capital activity of approximately $66.8 million, partially offset by a $66.5 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accrued expense and other activity, accounts payable activity (primarily film rental liabilities) and income taxes payable during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. The change in accrued expense and other activity and accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2013 Period. The change in income taxes payable activity during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily associated with the timing of our estimated federal and state income tax payments during such periods.
The $6.5 million decrease in net cash flows generated by operating activities for the Fiscal 2012 Period as compared to the Fiscal 2011 Period increase was caused by negative fluctuation in working capital activity of approximately $52.4 million, partially offset by a $45.9 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by negative fluctuations in accounts payable activity (primarily film rental liabilities) and income taxes payable during the Fiscal 2012 Period as compared to the Fiscal 2011 Period, partially offset by the impact of increased third party sales of our gift cards and discount tickets during the latter part of 2012. The negative fluctuation in accounts payable activity was primarily due to the timing of film and certain other vendor payments during the Fiscal 2012 Period. The decrease in income taxes payable activity during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily associated with the timing of our estimated federal and state income tax payments during such periods.
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
We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to be in the range of approximately $115.0 million to $125.0 million in fiscal year 2014, exclusive of acquisitions.
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
As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the Fiscal 2013 Period, we received approximately 2.2 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on November 19, 2013, we received from National CineMedia approximately 3.4 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Hollywood Theaters. Finally, the Company redeemed 2.3 million of its National CineMedia common units for a like number of shares of NCM, Inc. common stock, which the Company sold in an underwritten public offering (including underwriter over-allotments) for $17.79 per share, reducing our investment in National CineMedia by approximately $10.0 million, the average carrying amount of the shares sold. The Company received approximately $40.9 million in proceeds, resulting in a gain on sale of approximately $30.9 million. These transactions caused a proportionate increase in the Company's ownership share in National CineMedia to 25.4 million common units. As a result, on a fully diluted basis, we own a 20.0% interest in NCM, Inc. as of December 26, 2013.
During the Fiscal 2013 Period, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million.
On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, a newly formed company owned directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.33 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, National CineMedia entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for certain facilities services, creative services, technical event services, event management services and other specified costs to the new entity for a period of nine months following the closing. Due to the related party nature of the transaction, National CineMedia formed a committee of independent directors that hired an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction.  Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions and AC JV.
Net cash flows used in investing activities totaled approximately $258.7 million, $183.4 million and $101.1 million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $75.3 million increase in cash flows used in investing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period and a $21.4 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2013 Period, partially offset by the impact of proceeds of $40.9 million related to the sale of NCM, Inc. common stock, $5.9 million received related to the sale of RealD, Inc. common stock, and a $1.3 million decrease in cash contributions to our various investments in non-consolidated entities during the Fiscal 2013 Period. The $82.3 million increase in cash flows used in investing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was primarily attributable to the impact of the $89.7 million acquisition of Great Escape Theatres during the Fiscal 2012 Period and a $16.7 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2012 Period, partially offset by a $29.5 million decrease in cash contributions to our various investments in non-consolidated entities during the Fiscal 2012 Period.
Financing Activities
As described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on January 17, 2013, the Company issued the 5 3/4% Senior Notes Due 2025 in a registered public offering. Net proceeds from the offering were approximately $244.5 million, after deducting underwriting discounts and offering expenses. Regal used approximately $194.4 million of the net proceeds from the offering to fund the acquisition of Hollywood Theaters as described further above and in Note 3—"Acquisitions." Regal used the remainder of the net proceeds from the offering for general corporate purposes.
As described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 19, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into the Second Amendment to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect. As a result of the Second Amendment, the Company recorded a loss on debt extinguishment of approximately $0.4 million during the year ended December 26, 2013.
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
As described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on June 13, 2013, the Company issued the 5 3/4% Senior Notes Due 2023 in a registered public offering. Net proceeds from the offering were approximately $244.4 million, after deducting underwriting discounts and offering expenses. In connection with the issuance of the 5 3/4% Senior Notes Due 2023, on May 29, 2013, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,143.75, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before June 11, 2013. Upon consummation of the tender offer, approximately $213.6 million aggregate principal amount of the 9 1/8% Senior Notes were purchased. Total additional consideration paid in the tender offer, including the early tender premium payment, was approximately $30.7 million. The tender offer was financed with $244.3 million of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2023. As a result of the tender offer, the Company recorded a $30.3 million loss on extinguishment of debt during the year ended December 26, 2013.
As of December 26, 2013, we had approximately $978.3 million aggregate principal amount outstanding under the Term Facility, $315.4 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes, $394.6 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025 and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023. As of December 26, 2013, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.
As of December 26, 2013, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. An upgrade or downgrade of the Company's debt ratings, depending on the extent, could affect the cost to borrow funds. There were no upgrades or downgrades to the Company's debt ratings that materially impacted our ability or cost to borrow funds during the fiscal year ended December 26, 2013.
On October 23, 2013, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date of June 30, 2015 and a maturity date of June 30, 2018. This swap will require Regal Cinemas to pay interest at a fixed rate of 1.828% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations.
During the Fiscal 2013 Period, Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $132.2 million in the aggregate. On February 13, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 14, 2014, to stockholders of record on March 4, 2014. This dividend reflects a $0.01 per share increase from the Company's last quarterly cash dividend of $0.21 per share declared on October 24, 2013. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Net cash flows provided by (used in) financing activities were approximately $83.2 million, $(306.7) million and $(204.3) million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The net increase in cash flows provided by financing activities during the Fiscal 2013 Period as compared to the Fiscal 2012 Period of $389.9 million was primarily attributable to the impact of receiving $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025, receiving $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2023 in the Fiscal 2013 Period and a $155.1 million decrease in dividends paid to stockholders during the 2013 Fiscal Period as compared to the 2012 Fiscal Period, partially offset by the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes, $13.5 million of cash paid for debt acquisition costs during the Fiscal 2013 Period and a $3.1 million increase in net payments on long-term debt obligations during the Fiscal 2013 Period. The net increase in cash flows used in financing activities during the Fiscal 2012 Period as compared to the Fiscal 2011 Period of $102.4 million was primarily attributable to the impact of receiving $261.3 million in gross proceeds from the issuance of our 9 1/8% Senior Notes in the Fiscal 2011 Period and a $157.5 million increase in dividends paid to stockholders during the 2012 Fiscal Period as compared to the 2011 Fiscal Period, partially offset by a decrease in net payments on long-term debt obligations of $233.6 million and the impact of $74.7 million of cash used to redeem our 6 1/4% Convertible Senior Notes during the Fiscal 2011 Period.
EBITDA
Earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately $606.2 million, $549.9 million and $399.5 million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The increase in EBITDA for the Fiscal 2013 Period was primarily attributable to an increase in operating income as described above, the impact of the gain on sale of NCM, Inc. common stock and higher equity earnings generated by certain of our equity method investments, partially offset by the impact of the $30.3 million loss on debt extinguishment related to the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes. The increase in EBITDA in the Fiscal 2012 Period from the Fiscal 2011 Period was primarily attributable to an increase in operating income as described above, the impact of the Fiscal 2011 Period loss on debt extinguishment associated with the Amended Senior Credit Facility, incremental income from certain of the Company's equity method investments during the Fiscal 2012 Period and the impact of the impairment of our investment in RealD, Inc. recorded in the Fiscal 2011 Period, partially offset by lower earnings recognized from National CineMedia during the Fiscal 2012 Period. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2013 Period	Fiscal 2012 Period	Fiscal 2011 Period
EBITDA	$606.2	$549.9	$399.5
Interest expense, net	(141.3)	(135.0)	(149.7)
Provision for income taxes	(107.0)	(89.5)	(15.4)
Deferred income taxes	(11.8)	52.4	41.3
Changes in operating assets and liabilities	(1.5)	(68.3)	(15.9)
Loss on extinguishment of debt	30.7	—	21.9
Gain on sale of NCM, Inc. common stock	(30.9)	—	—
Impairment of investment in RealD, Inc.	—	—	13.9
Other items, net	2.5	37.1	57.5
Net cash provided by operating activities	$346.9	$346.6	$353.1
Interest Rate Swaps
As described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as of December 26, 2013, the Company maintained two effective hedging relationships via two distinct interest rate swap agreements (maturing June 30, 2015 and December 31, 2015, respectively), which require Regal Cinemas to pay interest at fixed rates ranging from 1.325% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $300.0 million of variable rate debt obligations at an effective rate of approximately 4.16% as of December 26, 2013.
Under the terms of the Company’s two effective interest rate swap agreements as of December 26, 2013 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and will receive 1-month LIBOR on the next $350.0 million under the Term Facility when the remaining two swap agreements become effective. With respect to the Company's two effective interest rate swap agreements as of December 26, 2013, the 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of December 26, 2013:

Nominal Amount		Effective Date	Base Rate	Receive Rate	Expiration Date
$200.0 million	(1)	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015
$100.0 million	(1)	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015
$150.0 million	(2)	December 31, 2013	0.817%	1-month LIBOR	December 31, 2016
$200.0 million	(3)	June 30, 2015	1.828%	1-month LIBOR	June 30, 2018
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

(2)
During the year ended December 27, 2012, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on December 31, 2013 and a maturity date of December 31, 2016. This swap will require Regal Cinemas to pay interest at a fixed rate of 0.817% and receive interest at a variable rate. The interest rate swap is designated to hedge $150.0 million of variable rate debt obligations.

(3)
On October 23, 2013, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on June 30, 2015, and a maturity date of June 30, 2018. This swap will require Regal Cinemas to pay interest at a fixed rate of 1.828% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations.

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
Contractual Cash Obligations and Commitments
The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 26, 2013, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,203.7	$16.1	$25.3	$1,266.3	$896.0
Future interest on debt obligations(2)	731.9	125.5	246.2	189.9	170.3
Capital lease obligations, including interest(3)	26.4	4.4	6.4	3.9	11.7
Lease financing arrangements, including interest(3)	134.8	20.3	36.7	36.1	41.7
Purchase commitments(4)	44.0	35.9	8.1	—	—
Operating leases(5)	3,298.1	419.2	793.6	715.8	1,369.5
FIN 48 liabilities(6)	1.0	1.0	—	—	—
Other long term liabilities	0.2	0.2	—	—	—
Total	$6,440.1	$622.6	$1,116.3	$2,212.0	$2,489.2

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our consolidated balance sheet as of December 26, 2013. Our Credit Agreement provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations as of December 26, 2013 (consisting of approximately $678.3 million of variable interest rate borrowings under the Term Facility, $315.4 million outstanding under the 9 1/8% Senior Notes, $400.0 million outstanding under the 8 5/8% Senior Notes, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023 and approximately $15.4 million of other debt obligations) are based on the stated fixed rate or in the case of the $678.3 million of variable interest rate borrowings under the Term Facility, the current interest rate specified in our Credit Agreement as of December 26, 2013 (2.75%). Future interest payments on the Company's hedged indebtedness as of December 26, 2013 (the remaining $300.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 26, 2013 (2.50%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 26, 2013. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.07%, maturing in various installments through 2028. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of December 26, 2013, including improvements associated with existing theatres, the construction of new theatres, the estimated cost of ADA related betterments and investments in non-consolidated entities.

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

(6)
The table does not include approximately $7.3 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of December 26, 2013.

(7)
In addition, as of December 26, 2013, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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
Under the terms of the Company's two effective interest rate swap agreements (which hedge an aggregate of $300.0 million of variable rate debt obligations as of December 26, 2013) described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at fixed rates ranging from 1.325% to 1.820% and receives interest at a variable rate.
As of December 26, 2013 and December 27, 2012, borrowings of $978.3 million and $988.4 million (net of debt discount), respectively, were outstanding under the Term Facility at an effective interest rate of 3.18% (as of December 26, 2013) and 3.53% (as of December 27, 2012), after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of December 26, 2013, would increase or decrease interest expense by $3.1 million for the fiscal year ended December 26, 2013.
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
Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 26, 2013. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 26, 2013.
KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 26, 2013, as stated in their report which is included herein.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:

We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 26, 2013 and December 27, 2012, and the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended December 26, 2013. We also have audited Regal Entertainment Group's internal control over financial reporting as of December 26, 2013, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 26, 2013 and December 27, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 26, 2013, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Knoxville, Tennessee
February 24, 2014

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280.9	$109.5
Trade and other receivables	122.8	102.7
Income tax receivable	6.6	8.0
Inventories	19.0	17.8
Prepaid expenses and other current assets	19.3	14.8
Deferred income tax asset	16.5	11.4
TOTAL CURRENT ASSETS	465.1	264.2
PROPERTY AND EQUIPMENT:
Land	139.0	123.1
Buildings and leasehold improvements	2,074.1	1,955.2
Equipment	948.5	861.0
Construction in progress	6.7	9.0
Total property and equipment	3,168.3	2,948.3
Accumulated depreciation and amortization	(1,658.7)	(1,485.1)
TOTAL PROPERTY AND EQUIPMENT, NET	1,509.6	1,463.2
GOODWILL	320.4	274.0
INTANGIBLE ASSETS, NET	57.7	27.8
DEFERRED INCOME TAX ASSET	32.6	—
OTHER NON-CURRENT ASSETS	319.3	192.9
TOTAL ASSETS	$2,704.7	$2,222.1
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$29.8	$22.0
Accounts payable	170.2	157.0
Accrued expenses	86.6	67.6
Deferred revenue	181.8	166.6
Interest payable	38.0	38.7
TOTAL CURRENT LIABILITIES	506.4	451.9
LONG-TERM DEBT, LESS CURRENT PORTION	2,187.7	1,912.4
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	80.2	52.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	13.0	8.6
DEFERRED INCOME TAX LIABILITY	—	7.7
NON-CURRENT DEFERRED REVENUE	424.8	341.4
OTHER NON-CURRENT LIABILITIES	207.9	198.3
TOTAL LIABILITIES	3,420.0	2,972.5
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,120,854 and 131,743,778 shares issued and outstanding at December 26, 2013 and December 27, 2012, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 26, 2013 and December 27, 2012	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(782.9)	(745.5)
Retained earnings	71.8	1.1
Accumulated other comprehensive loss, net	(2.4)	(4.3)
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(713.4)	(748.6)
Noncontrolling interest	(1.9)	(1.8)
TOTAL DEFICIT	(715.3)	(750.4)
TOTAL LIABILITIES AND DEFICIT	$2,704.7	$2,222.1
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
REVENUES:
Admissions	$2,059.6	$1,925.1	$1,842.6
Concessions	816.9	748.4	708.0
Other operating revenues	161.6	146.5	125.3
TOTAL REVENUES	3,038.1	2,820.0	2,675.9
OPERATING EXPENSES:
Film rental and advertising costs	1,078.0	1,000.5	953.7
Cost of concessions	111.6	101.1	96.6
Rent expense	413.6	384.4	381.5
Other operating expenses	812.8	735.9	744.4
General and administrative expenses (including share-based compensation of $9.3, $10.3 and $7.9 for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively)	73.7	68.8	65.8
Depreciation and amortization	200.2	183.1	197.6
Net loss on disposal and impairment of operating assets and other	8.4	16.2	20.8
TOTAL OPERATING EXPENSES	2,698.3	2,490.0	2,460.4
INCOME FROM OPERATIONS	339.8	330.0	215.5
OTHER EXPENSE (INCOME):
Interest expense, net	141.3	135.0	149.7
Loss on extinguishment of debt	30.7	—	21.9
Earnings recognized from NCM	(37.5)	(34.8)	(37.9)
Gain on sale of NCM, Inc. common stock	(30.9)	—	—
Impairment of investment in RealD, Inc.	—	—	13.9
Other, net	(28.4)	(1.9)	15.9
TOTAL OTHER EXPENSE, NET	75.2	98.3	163.5
INCOME BEFORE INCOME TAXES	264.6	231.7	52.0
PROVISION FOR INCOME TAXES	107.0	89.5	15.4
NET INCOME	157.6	142.2	36.6
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.1	0.1	0.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$157.7	$142.3	$36.8
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$1.02	$0.92	$0.24
Diluted	$1.01	$0.92	$0.24
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	154,826	154,174	153,577
Diluted	155,723	154,990	154,556
DIVIDENDS DECLARED PER COMMON SHARE	$0.84	$1.84	$0.84
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
NET INCOME	$157.6	$142.2	$36.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	2.3	2.8	8.0
Change in fair value of available for sale securities	(0.6)	2.0	3.5
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(1.2)	—	—
Change in fair value of equity method investee interest rate swap transactions	1.4	—	—
Other-than-temporary impairment of available for sale securities	—	—	(8.4)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1.9	4.8	3.1
TOTAL COMPREHENSIVE INCOME, NET OF TAX	159.5	147.0	39.7
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	0.1	0.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$159.6	$147.1	$39.9

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF DEFICIT
(in millions, except amounts of cash dividends declared per share)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 30, 2010	130.6	$0.1	23.7	$—	$(532.9)	$8.9	$(12.2)	$(536.1)	$(1.4)	$(537.5)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	8.0	8.0	—	8.0
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	3.5	3.5	—	3.5
Other-than-temporary impairment of available for sale securities, net of tax	—	—	—	—	—	—	(8.4)	(8.4)	—	(8.4)
Net income attributable to controlling interest	—	—	—	—	—	36.8	—	36.8	—	36.8
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	7.4	—	—	7.4	—	7.4
Exercise of stock options	0.1	—	—	—	0.4	—	—	0.4	—	0.4
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.1)	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.84 per share	—	—	—	—	(96.5)	(33.3)	—	(129.8)	—	(129.8)
Balances, December 29, 2011	130.9	0.1	23.7	—	(623.6)	12.4	(9.1)	(620.2)	(1.6)	(621.8)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	2.8	2.8	—	2.8
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	2.0	2.0	—	2.0
Net income attributable to controlling interest	—	—	—	—	—	142.3	—	142.3	—	142.3
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	8.6	—	—	8.6	—	8.6
Exercise of stock options	0.3	—	—	—	2.5	—	—	2.5	—	2.5
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.1)	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.00 per share	—	—	—	—	(118.2)	(37.3)	—	(155.5)	—	(155.5)
Cash dividends declared, $0.84 per share	—	—	—	—	(14.2)	(116.3)	—	(130.5)	—	(130.5)
Balances, December 27, 2012	131.7	0.1	23.7	—	(745.5)	1.1	(4.3)	(748.6)	(1.8)	(750.4)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	2.3	2.3	—	2.3
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Change in fair value of equity method investee interest rate swap transactions	—	—	—	—	—	—	1.4	1.4	—	1.4
Net income attributable to controlling interest	—	—	—	—	—	157.7	—	157.7	—	157.7
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation expense	—	—	—	—	8.5	—	—	8.5	—	8.5
Exercise of stock options	0.1	—	—	—	1.3	—	—	1.3	—	1.3
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.3)	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.84 per share	—	—	—	—	(43.9)	(87.0)	—	(130.9)	—	(130.9)
Balances, December 26, 2013	132.1	$0.1	23.7	$—	$(782.9)	$71.8	$(2.4)	$(713.4)	$(1.9)	$(715.3)
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157.6	$142.2	$36.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200.2	183.1	197.6
Amortization of debt discount and premium, net	(0.2)	(0.5)	0.1
Amortization of debt acquisition costs	4.5	3.6	4.0
Share-based compensation expense	9.3	10.3	7.9
Deferred income tax provision (benefit)	(11.8)	52.4	41.3
Net loss on disposal and impairment of operating assets and other	8.4	16.2	20.8
Impairment of investment in RealD, Inc.	—	—	13.9
Equity in (income) loss of non-consolidated entities	(33.1)	(5.8)	10.8
Excess cash distribution on NCM shares	10.0	7.7	7.6
Gain on sale of NCM, Inc. common stock	(30.9)	—	—
Proceeds from business interruption insurance claim	—	—	1.3
Loss on extinguishment of debt	30.7	—	21.9
Gain on sale of available for sale securities	(2.6)	—	—
Non-cash rent expense	6.3	5.7	5.2
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	(12.9)	(4.9)	(11.5)
Inventories	(0.1)	(2.7)	(0.1)
Prepaid expenses and other assets	(2.4)	0.7	2.1
Accounts payable	2.0	(22.9)	12.1
Income taxes payable	2.5	(20.4)	13.0
Deferred revenue	3.3	9.5	(8.0)
Accrued expenses and other liabilities	6.1	(27.6)	(23.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	346.9	346.6	353.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(112.1)	(89.2)	(87.2)
Proceeds from disposition of assets	7.3	5.8	20.5
Investment in non-consolidated entities	(6.2)	(7.5)	(37.0)
Cash used for acquisitions, net of cash acquired	(194.4)	(89.7)	—
Distributions to partnership	(0.1)	(0.1)	(0.1)
Proceeds from sale of available for sale securities	5.9	—	—
Net proceeds from sale of NCM, Inc. common stock	40.9	—	—
Changes in other long-term assets	—	(2.7)	—
Proceeds from property insurance claim	—	—	2.7
NET CASH USED IN INVESTING ACTIVITIES	(258.7)	(183.4)	(101.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(132.2)	(287.3)	(129.8)
Payments on long-term obligations	(23.7)	(20.6)	(1,260.2)
Proceeds from stock option exercises	1.3	2.5	0.4
Cash paid for tax withholdings and other	(4.4)	(1.8)	(1.3)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	250.0	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	250.0	—	—
Cash used to repurchase 9 1/8% Senior Notes	(244.3)	—	—
Payment of debt acquisition costs	(13.5)	—	(6.1)
Excess tax benefits from share-based payment arrangements	—	0.5	0.1
Proceeds from issuance of Regal Entertainment Group 9 1/8% Senior Notes	—	—	261.3
Cash used to repurchase 6 1/4% Convertible Senior Notes	—	—	(74.7)
Proceeds from Amended Senior Credit Facility	—	—	1,006.0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	83.2	(306.7)	(204.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171.4	(143.5)	47.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	109.5	253.0	205.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$280.9	$109.5	$253.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$116.6	$46.7	$(18.1)
Cash paid for interest	$139.4	$141.7	$149.9
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$95.2	$0.8	$10.4
Investment in AC JV, LLC	$8.3	$—	$—
See accompanying notes to consolidated financial statements.

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

Regal operates the largest theatre circuit in the United States, consisting of 7,394 screens in 580 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 26, 2013. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

During 2001 and 2002, Anschutz Company and its subsidiaries ("Anschutz") acquired controlling equity interests in United Artists, Edwards and RCI upon each of the entities' emergence from bankruptcy reorganization. In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Regal and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the consolidated financial statements effective with their formation or from their dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the periods in which the advertising is displayed or when the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company maintains a deferred revenue balance pertaining to cash received from the sale of discount tickets and gift cards that have not been redeemed. The Company recognizes revenue associated with discount tickets and gift cards when redeemed, or when the likelihood of redemption becomes remote. The determination of the likelihood of redemption is based on an analysis of historical redemption trends.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents. At December 26, 2013, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 26, 2013 and December 27, 2012, the Company capitalized approximately $22.4 million and $16.4 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

As of December 26, 2013 and December 27, 2012, included in property and equipment is $171.0 million and $104.1 million of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $73.7 million and $63.1 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Impairment of Long-Lived Assets

The Company reviews long-lived assets (including intangible assets, marketable equity securities and investments in non-consolidated entities as described further below) for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value.

The Company considers historical theatre level cash flows, estimated future theatre level cash flows, theatre property and equipment carrying values, intangible asset carrying values, the age of the theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, strategic initiatives, available lease renewal options and other factors considered relevant in its assessment of whether or not a triggering event has occurred that indicates impairment of individual theatre assets may be necessary. For theatres where a triggering event is identified, impairment is measured based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in determining whether a triggering event has occurred, estimating future cash flows and determining fair value. Management's estimates (Level 3 inputs as described in

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions, and current industry trading multiples.

Triggering events identified resulted in the recording of impairment charges of $9.5 million, $11.1 million and $17.9 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Leases

The majority of the Company's operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms generally ranging from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions. There are no conditions imposed upon us by our lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate our leased properties. None of our lease agreements require us to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, these rental costs have not been significant to our consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

Goodwill

The carrying amount of goodwill at December 26, 2013 and December 27, 2012 was approximately $320.4 million and $274.0 million, respectively. The $46.4 million increase in goodwill during the year ended December 26, 2013 is attributable to the Company's acquisition of Hollywood Theaters during fiscal 2013, which is more fully described in Note 3—"Acquisitions." The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The Company's annual goodwill impairment assessments for the years ended December 26, 2013 and December 27, 2012 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Intangible Assets

As of December 26, 2013 and December 27, 2012, intangible assets totaled $67.1 million and $32.5 million, respectively, before accumulated amortization of $9.4 million and $4.7 million, respectively. Intangible assets are recorded at fair value and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres in fiscal 2008, the Company acquired identifiable intangible assets totaling $9.9 million, related to favorable leases with a weighted average amortization period of 13.1 years. During fiscal 2010, the Company acquired identifiable intangible assets totaling $14.4 million, related to favorable leases with a weighted average amortization period of 35 years, in connection with its acquisition of eight theatres acquired from AMC. During fiscal 2012, the Company acquired identifiable intangible assets totaling $8.1 million, related to favorable leases with a weighted average amortization period of 22 years, in connection with its acquisition of Great Escape Theatres (as described further under Note 3—"Acquisitions"). Finally, the Company acquired identifiable intangible assets totaling $34.4 million, related to favorable leases with a weighted average amortization period of 18 years, in connection with its acquisition of Hollywood Theaters during fiscal 2013 (see Note 3—"Acquisitions"). During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recognized $3.3 million, $1.1 million and $1.4 million of amortization, respectively, related to these intangible assets.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Estimated amortization expense for the next five fiscal years for such intangible assets as of December 26, 2013 is projected below (in millions):

2014	$3.9
2015	3.9
2016	3.9
2017	3.8
2018	3.6
During the year ended December 26, 2013, the Company recorded an impairment charge of approximately $1.5 million pertaining to certain favorable leases associated with the acquisition of Consolidated Theatres. The Company did not record an impairment of any intangible assets during the years ended December 27, 2012 and December 29, 2011.

Debt Acquisition Costs

Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 26, 2013 and December 27, 2012 were approximately $45.3 million and $36.0 million, before accumulated amortization of $19.2 million and $16.0 million, respectively.

Investments

The Company accounts for its investments in non-consolidated subsidiaries using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities in its consolidated statements of income. As of December 26, 2013, the Company holds a 20.0% interest in National CineMedia, LLC ("National CineMedia"), a 46.7% interest in Digital Cinema Implementation Partners, LLC, a 50% interest in Open Road Films and a 32% interest in AC JV, LLC (each as described further under Note 4—"Investments"). In addition, the Company holds an investment in available-for-sale equity securities of RealD, Inc., an entity specializing in the licensing of 3D technologies. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The carrying value of the Company's investment in these entities as of December 26, 2013 was approximately $266.7 million.

The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current equity prices for its investment in National CineMedia and RealD, Inc. and discounted projections of cash flows for certain of its other investees. Additionally, the Company has periodic discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an other-than-temporary decline in value necessitating the write-down of the recorded investment, the Company considers various factors, including the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investees dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions, changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. to fair value as of December 29, 2011.

Other than as described above, there was no impairment of the Company's investments during the years ended December 26, 2013, December 27, 2012 and December 29, 2011.

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

Interest Rate Swaps

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations. Our interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. The fair value of the Company's interest rate swaps is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing National CineMedia exhibitor services agreement ("ESA") modification and amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement described in Note 4—"Investments," cash received from the sale of discount tickets and gift cards, amounts received in connection with vendor marketing programs, and the amount we received related to the sale of our equity interest in Fandango. Deferred revenue related to gift cards and discount ticket sales and vendor marketing programs are recognized as revenue as described above in this Note 2 under "Revenue Recognition." The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 26, 2013 and December 27, 2012, approximately $432.2 million and $344.3 million of deferred revenue, respectively, related to the ESA was recorded as a component of deferred revenue and non-current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company's theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the costs of these awards have not been significant to the Company's consolidated financial statements.

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

ASC Subtopic 718-10, the Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies that could be recognized subsequent to the adoption of ASC Subtopic 718-10.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Segments

As of December 26, 2013, December 27, 2012 and December 29, 2011, the Company managed its business under one reportable segment: theatre exhibition operations.

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

Comprehensive Income

Total comprehensive income for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $159.5 million, $147.0 million and $39.7 million, respectively. Total comprehensive income consists of net income and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangement, the change in fair value of available for sale equity securities (including other-than-temporary impairments), the reclassification adjustment for gain on sale of available for sale securities recognized in net income and the change in fair value of equity method investee interest rate swap transactions during each of the years ended December 26, 2013, December 27, 2012 and December 29, 2011. The Company's interest rate swap arrangements and available for sale equity securities are further described in Note 5—"Debt Obligations" and Note 13—"Fair Value of Financial Instruments."

Immaterial Correction of an Error in Prior Periods
The Company maintains a deferred revenue balance pertaining to cash received from the sale of discount tickets and gift cards that have not been redeemed. The Company recognizes revenue associated with discount tickets and gift cards when redeemed, or when the likelihood of redemption becomes remote. The determination of the likelihood of redemption is based on an analysis of historical redemption trends. During the quarter ended December 26, 2013, the Company identified errors related to an understatement of deferred revenue attributable to its paper gift certificate and discount ticket products and an overstatement of other operating revenue associated with the unredeemed portion of these products dating from fiscal 2002 through fiscal 2012. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical consolidated financial statements presented herein. The Company recognized the cumulative effect of the error on periods prior to those that are presented herein by increasing deferred revenue by approximately $44.2 million, reducing additional paid-in capital and retained earnings by $36.2 million and $1.8 million, respectively, and increasing goodwill by $6.2 million as of the beginning of fiscal year 2009.
The following table presents the effects of the immaterial error correction on the consolidated balance sheet for the period indicated (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

	As of December 27, 2012
	As previously reported	Adjustments	As Adjusted
Income tax receivable	$1.6	$6.4	$8.0
TOTAL CURRENT ASSETS	257.8	6.4	264.2
GOODWILL	267.8	6.2	274.0
TOTAL ASSETS	2,209.5	12.6	2,222.1
Deferred revenue	102.2	64.4	166.6
TOTAL CURRENT LIABILITIES	387.5	64.4	451.9
NON-CURRENT DEFERRED REVENUE	341.4	—	341.4
TOTAL LIABILITIES	2,908.1	64.4	2,972.5
Additional paid-in capital (deficit)	(694.0)	(51.5)	(745.5)
Retained earnings	1.4	(0.3)	1.1
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(696.8)	(51.8)	(748.6)
TOTAL DEFICIT	(698.6)	(51.8)	(750.4)
TOTAL LIABILITIES AND DEFICIT	2,209.5	12.6	2,222.1

The following tables present the effects of the immaterial error correction on the consolidated statements of income for the periods indicated (in millions, except per share amounts):

	Year Ended December 27, 2012
	As previously reported	Adjustments	As Adjusted
Other operating revenues	$150.7	$(4.2)	$146.5
TOTAL REVENUES	2,824.2	(4.2)	2,820
INCOME FROM OPERATIONS	334.2	(4.2)	330
INCOME BEFORE INCOME TAXES	235.9	(4.2)	231.7
PROVISION FOR INCOME TAXES	91.2	(1.7)	89.5
NET INCOME	144.7	(2.5)	142.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$144.8	$(2.5)	$142.3
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.94	$(0.02)	$0.92
Diluted	$0.93	$(0.01)	$0.92

	Year Ended December 29, 2011
	As previously reported	Adjustments	As Adjusted
Other operating revenues	$131.1	$(5.8)	$125.3
TOTAL REVENUES	2,681.7	(5.8)	2,675.9
INCOME FROM OPERATIONS	221.3	(5.8)	215.5
INCOME BEFORE INCOME TAXES	57.8	(5.8)	52
PROVISION FOR INCOME TAXES	17.7	(2.3)	15.4
NET INCOME	40.1	(3.5)	36.6
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$40.3	$(3.5)	$36.8
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK:
Basic	$0.26	$(0.02)	$0.24
Diluted	$0.26	$(0.02)	$0.24

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Impacted financial statement line items appearing in the Company's consolidated statements of comprehensive income and consolidated statements of deficit have also been revised accordingly. Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net income was revised as shown above with an offset to the trade and other receivables and deferred revenue captions within operating activities on the consolidated statements of cash flows.

Recent Accounting Pronouncements

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

3. ACQUISITIONS

Acquisition of Hollywood Theaters

On March 29, 2013, Regal completed the acquisition of Hollywood Theaters, whereby it acquired a total of 43 theatres with 513 screens for an aggregate net cash purchase price of $194.4 million. In addition, the Company assumed approximately $47.9 million of capital lease and lease financing obligations, and certain working capital. The cash portion of the purchase price included repayment of approximately $167.0 million of the sellers’ debt. The acquisition of Hollywood Theaters enhanced the Company’s presence in 16 states and 3 U.S. territories. The Company incurred approximately $3.0 million in transaction costs, which are reflected in "general and administrative expenses" in the accompanying consolidated statement of income. The aggregate net cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the final allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Current assets	$8.7
Property and equipment	143.2
Favorable leases and other intangible assets	35.6
Goodwill	46.4
Deferred income tax asset	35.8
Other assets	0.2
Current liabilities	(14.2)
Lease financing obligations	(40.4)
Capital lease obligations	(7.5)
Unfavorable leases	(10.7)
Other liabilities	(2.7)
Total purchase price	$194.4

The transaction included the assumption of lease financing obligations associated with 14 acquired theatres and various capital lease obligations, which are presented in the Company's consolidated balance sheet as of December 26, 2013. Such

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through December 2030. In addition, the transaction included the acquisition of favorable leases (approximately $34.4 million) and unfavorable leases (approximately $10.7 million), which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately 18 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is not deductible for tax purposes.

The following unaudited pro forma results of operations for the years ended December 26, 2013 and December 27, 2012 assume the above acquisition occurred as of the beginning of fiscal 2012. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Year Ended December 26, 2013	Year Ended December 27, 2012
	(in millions except per share amounts)
Total revenues	$3,069.6	$2,979.8
Income from operations	333.3	346.4
Net income attributable to controlling interest	146.9	136.9
Earnings per share of Class A and Class B common stock:
Basic	0.95	0.89
Diluted	0.94	0.88

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

The transaction included the acquisition of certain favorable leases and unfavorable leases, which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

22 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.

4. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM"). National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark.

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

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years, provided National CineMedia with a 5-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.0756 payment per patron which will increase by 8% every 5 years and starting at the end of fiscal 2011, a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $1,072 for fiscal 2013) and an additional payment per digital screen of $551 for fiscal 2013. The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period's expected decrease in revenues due to entry into the new ESA.

On December 26, 2013, RCI amended and restated its existing ESA with National CineMedia in connection with the sale by National CineMedia of its "Fathom Events" business described below under "Investment in AC JV, LLC." AMC and Cinemark also amended and restated their respective ESAs with National CineMedia in connection with the sale. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in Amended and Restated Digital Programming Exhibitor Services Agreements (the “Digital ESAs”) that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Digital ESA’s were then assigned by National CineMedia to AC JV, LLC as part of the sale.

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

As described further below, subsequent to the IPO and through December 26, 2013, the Company received from National CineMedia approximately 10.8 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in Regal's proportionate share of tax basis in NCM Inc.'s tangible and intangible assets. On the IPO date, NCM, Inc., the Company, AMC and Cinemark entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to us, AMC and Cinemark in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $4.6 million from NCM, Inc. during the year ended December 26, 2013 with respect to NCM, Inc.'s 2011 and 2012 taxable years. The Company received payments of $8.5 million from NCM, Inc. during the year ended December 27, 2012 with respect to NCM, Inc.'s 2010 and 2011 taxable years. Finally, during the year ended December 29, 2011, the Company received payments of $7.0 million with respect to NCM, Inc.'s 2009 and 2010 taxable years.

The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company's consolidated financial statements as of and for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

	As of the period ended				For the period ended
	Investment in NCM	Deferred Revenue	Due to NCM	Cash Received (Paid)	Earnings recognized from NCM	Other NCM Revenues	Gain on sale of NCM, Inc. common stock
Balance as of and for the period ended December 30, 2010	$68.8	$(344.4)	$(1.3)	$113.2	$(40.8)	$(12.9)	$(52.0)
Receipt of additional common units(1)	10.4	(10.4)	—	—	—	—	—
Payments to NCM for Consolidated screen integration	—	—	1.3	(1.9)	—	—	—
Receipt of excess cash distributions(2)	(6.4)	—	—	33.3	(26.9)	—	—
Receipt under tax receivable agreement(2)	(1.2)	—	—	7.0	(5.8)	—	—
Revenues earned under ESA(3)	—	—	—	9.4	—	(9.4)	—
Amortization of deferred revenue(4)	—	5.3	—	—	—	(5.3)	—
Equity in earnings attributable to additional common units(5)	5.2	—	—	—	(5.2)	—	—
Balance as of and for the period ended December 29, 2011	$76.8	$(349.5)	$—	$47.8	$(37.9)	$(14.7)	$—
Receipt of additional common units(1)	0.8	(0.8)	—	—	—	—	—
Receipt of excess cash distributions(2)	(6.0)	—	—	30.0	(24.0)	—	—
Receipt under tax receivable agreement(2)	(1.7)	—	—	8.5	(6.8)	—	—
Revenues earned under ESA(3)	—	—	—	11.0	—	(11.0)	—
Amortization of deferred revenue(4)	—	6.0	—	—	—	(6.0)	—
Equity in earnings attributable to additional common units(5)	4.1	—	—	—	(4.1)	—	—
Change in interest loss	(0.1)	—	—	—	0.1	—	—
Balance as of and for the period ended December 27, 2012	$73.9	$(344.3)	$—	$49.5	$(34.8)	$(17.0)	$—
Receipt of additional common units(1)	33.8	(33.8)	—	—	—	—	—
Receipt of common units due to extraordinary common unit adjustment(1)	61.4	(61.4)	—	—	—	—	—
Receipt of excess cash distributions(2)	(9.1)	—	—	35.4	(26.3)	—	—
Receipt under tax receivable agreement(2)	(0.9)	—	—	4.6	(3.7)	—	—
Revenues earned under ESA(3)	—	—	—	12.6	—	(12.6)	—
Amortization of deferred revenue(4)	—	7.3	—	—	—	(7.3)	—
Equity in earnings attributable to additional common units(5)	7.5	—	—	—	(7.5)	—	—
Redemption/sale of NCM stock(6)	(10.0)	—	—	40.9	—	—	(30.9)
Deferred gain on AC JV, LLC transaction(7)	1.9	—	—	—	—	—	—
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$—	$93.5	$(37.5)	$(19.9)	$(30.9)
_______________________________________________________________________________

(1)
On March 14, 2013, March 15, 2012, and March 17, 2011, we received from National CineMedia approximately 2.2 million, 0.1 million and 0.6 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on November 19, 2013, we received from National CineMedia approximately 3.4 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Hollywood Theaters. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were issued. As a result of these adjustments, the Company recorded increases to its investment in National

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CineMedia (along with corresponding increases to deferred revenue) of $95.2 million, $0.8 million and $10.4 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and National CineMedia following the units of revenue method as described in (4) below. These transactions, together with the transaction described in (6) below, caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 25.4 million common units. As a result, on a fully diluted basis, we own a 20.0% interest in NCM, Inc. as of December 26, 2013.

(2)
During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company received $40.0 million, $38.5 million, $40.3 million, respectively, in cash distributions from National CineMedia (including payments of $4.6 million, $8.5 million, and $7.0 million received under the tax receivable agreement). Approximately $10.0 million, $7.7 million and $7.6 million of these cash distributions received during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $12.6 million, $11.0 million and $9.4 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $15.5 million, $14.8 million and $14.2 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively) for on-screen advertising time provided to our beverage concessionaire and other NCM revenue. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

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

(7)
As described further below under "Investment in AC JV, LLC," in connection with the sale of its Fathom Events business to AC JV, LLC, National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV.

As of December 26, 2013, approximately $4.1 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 27, 2012, approximately $2.5 million and $2.8 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Summarized consolidated statements of income information for National CineMedia for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 is as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Revenues	$448.8	$435.4	$427.5
Income from operations	191.8	193.7	190.6
Net income	101.0	134.5	139.5
Summarized consolidated balance sheet information for National CineMedia as of December 27, 2012 and December 29, 2011 is as follows (in millions):

	December 27, 2012	December 29, 2011
Current assets	$112.1	$108.5
Noncurrent assets	325.3	312.9
Total assets	437.4	421.4
Current liabilities	82.6	108.1
Noncurrent liabilities	879.0	840.8
Total liabilities	961.6	948.9
Members' deficit	(524.2)	(527.5)
Liabilities and members' deficit	437.4	421.4
As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 26, 2013.

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark, Inc. ("Cinemark") formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"). Regal holds a 46.7% economic interest in DCIP as of December 26, 2013 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. The changes in the carrying amount of our investment in DCIP for the years ended December 26, 2013, December 27, 2012, and December 29, 2011 are as follows (in millions):

Balance as of December 30, 2010	$32.1
Equity contributions	17.4
Equity in loss of DCIP(1)	(1.2)
Balance as of December 29, 2011	48.3
Equity contributions	7.4
Equity in earnings of DCIP(1)	17.1
Balance as of December 27, 2012	72.8
Equity contributions	3.5
Equity in earnings of DCIP(1)	22.9
Change in fair value of equity method investee interest rate swap transactions	2.4
Balance as of December 26, 2013	$101.6
_______________________________________________________________________________

(1)
For the years ended December 26, 2013, December 27, 2012, and December 29, 2011, the Company recorded earnings (losses) of $22.9 million, $17.1 million, and $(1.2) million, respectively, representing its share of the net income (loss) of DCIP. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid. The Company considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended December 26, 2013 and December 27, 2012, the Company incurred total rent of approximately $14.5 million and $12.8 million, respectively, associated with the leased digital projection systems.

Summarized consolidated statements of operations information for DCIP for the years ended December 31, 2013 and 2012 is as follows (in millions):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	$182.7	$166.0
Income from operations	116.2	102.7
Net income	49.0	36.8

Summarized consolidated balance sheet information for DCIP as of December 31, 2013 and 2012 is as follows (in millions):

	December 31, 2013	December 31, 2012
Current assets	$140.4	$56.3
Noncurrent assets	1,124.5	1,153.6
Total assets	1,264.9	1,209.9
Current liabilities	34.9	54.2
Noncurrent liabilities	1,028.2	1,016.1
Total liabilities	1,063.1	1,070.3
Members' equity	201.8	139.6
Liabilities and members' equity	1,264.9	1,209.9

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of December 26, 2013 and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of December 27, 2012. Consistent with the accounting model provided by ASC 323-10-35-22, as of December 27, 2012, the Company did not provide for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of December 27, 2012 since the amount of excess losses incurred through December 27, 2012 exceeded its initial $30.0 million commitment by approximately $2.2 million.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

During the year ended December 26, 2013, the Company resumed equity method accounting for its investment in Open Road Films as its share of equity in the earnings of Open Road Films exceeded the amount of excess losses incurred through December 27, 2012. The Company's investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the consolidated balance sheets. The change in the carrying amount of our investment in Open Road Films for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 are as follows (in millions):

Balance as of December 30, 2010	$—
Equity contributions	20.0
Equity in loss of Open Road Films(1)	(14.8)
Balance as of December 29, 2011	5.2
Equity in loss of Open Road Films(1)	(15.2)
Balance as of December 27, 2012	(10.0)
Equity in earnings of Open Road Films(1)	2.9
Balance as of December 26, 2013	$(7.1)
_______________________________________________________________________________

(1)	Represents the Company's share of the net income (loss) of Open Road Films. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.
Summarized consolidated statements of operations information for Open Road Films for the years ended December 31, 2013 and 2012 is as follows (in millions):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$140.4	$118.0
Income (loss) from operations	12.3	(32.4)
Net income (loss)	9.7	(34.7)

Summarized consolidated balance sheet information for Open Road Films as of December 31, 2013 and 2012 is as follows (in millions):

	December 31, 2013	December 31, 2012
Current assets	$60.4	$42.7
Noncurrent assets	10.4	7.4
Total assets	70.8	50.1
Current liabilities	69.5	67.4
Noncurrent liabilities	16.0	7.1
Total liabilities	85.5	74.5
Members' deficit	(14.7)	(24.4)
Liabilities and members' deficit	70.8	50.1

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security. The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized. The carrying value of the Company's investment in RealD, Inc. as of December 26, 2013 was approximately $7.0 million. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets." During the year ended December 26, 2013, the Company sold 0.4 million shares of RealD, Inc. as described further in Note 13—"Fair Value of Financial Instruments." In connection with the sale, the Company received approximately $5.9 million in aggregate net

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. Such gain is presented as a component of “Other, net” in the accompanying consolidated statements of income.

Investment in AC JV, LLC

On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.33 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, National CineMedia entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for certain facilities services, creative services, technical event services, event management services and other specified costs to the new entity for a period of nine months following the closing. Due to the related party nature of the transaction, National CineMedia formed a committee of independent directors that hired an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction.  National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The carrying value of the Company's investment in AC JV was approximately $6.7 million as of December 26, 2013.

5. DEBT OBLIGATIONS

Debt obligations at December 26, 2013 and December 27, 2012 consist of the following (in millions):

	December 26, 2013	December 27, 2012
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$978.3	$988.4
Regal 9 1/8% Senior Notes, including premium	315.4	533.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	394.6	393.7
Regal 5 3/4% Senior Notes Due 2025	250.0	—
Regal 5 3/4% Senior Notes Due 2023	250.0	—
Lease financing arrangements, weighted average interest rate of 11.07% as of 12/26/13 maturing in various installments through November 2028	91.0	59.6
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	16.0	11.1
Other	15.4	9.0
Total debt obligations	2,310.7	1,995.2
Less current portion	29.8	22.0
Total debt obligations, less current portion	$2,280.9	$1,973.2
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

As of December 26, 2013 and December 27, 2012, borrowings of $978.3 million and $998.4 million (net of debt discount), respectively, were outstanding under the Term Facility at an effective interest rate of 3.18% (as of December 26, 2013) and 3.53% (as of December 27, 2012), after the impact of the interest rate swaps described below is taken into account.

Regal 9 1/8% Senior Notes—On August 16, 2010, Regal issued $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes (the "9 1/8% Senior Notes") under an Indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the Company's then outstanding 6 1/4% Convertible Senior Notes.

On January 4, 2011, Regal sold $150.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on January 7, 2011 under the existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated January 7, 2011. In addition, on February 10, 2011, Regal sold $100.0 million in aggregate principal amount of the Company's 9 1/8% Senior Notes at a price equal to 104.5% of their face value. The notes were issued on February 15, 2011 under the existing Indenture entered into by and between the Company and the Trustee, as supplemented by the First Supplemental Indenture, and the Second Supplemental Indenture, dated February 15, 2011. The notes issued in 2011 constitute additional securities under the existing Indenture and are treated as a single series with, and have the same terms as, and are fungible with, the $275.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes previously issued under the Indenture in 2010. The net proceeds from the 2011 offerings, after deducting underwriting discounts and commissions by the Company, were approximately $257.8 million. The Company used the net proceeds to repay approximately $234.6 million of the Credit Agreement and for general corporate purposes.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

In connection with the issuance of the 5 3/4% Senior Notes Due 2023 described below, on May 29, 2013, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,143.75, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before June 11, 2013. Upon consummation of the tender offer, approximately $213.6 million aggregate principal amount of the 9 1/8% Senior Notes was purchased. Total additional consideration paid for the tender offer, including the early tender premium payment, was approximately $30.7 million. The tender offer was financed with $244.3 million of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2023. As a result of the tender offer, the Company recorded a $30.3 million loss on extinguishment of debt during the year ended December 26, 2013.

Regal Cinemas 8 5/8% Senior Notes—On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of its 8 5/8% Senior Notes due 2019 (the "8 5/8% Senior Notes") at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Interest on the 8 5/8% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2010. The 8 5/8% Senior Notes will mature on July 15, 2019.

The net proceeds from the offering, after deducting the initial purchase discount (approximately $9.8 million) and offering expenses paid by the Company, were approximately $381.3 million. The Company used all of the net proceeds from the offering to repay a portion of the Company's prior senior credit facility.

The 8 5/8% Senior Notes are Regal Cinemas' general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior unsecured indebtedness; and senior in right of payment to all of Regal Cinemas' existing and future subordinated indebtedness. The 8 5/8% Senior Notes are effectively subordinated to all of Regal Cinemas' existing and future secured indebtedness, including all borrowings under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Regal Cinemas' subsidiaries that are not guarantors of the 8 5/8% Senior Notes.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

Interest Rate Swaps

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

As of December 26, 2013, the Company maintained two effective hedging relationships via two distinct interest rate swap agreements (maturing June 30, 2015 and December 31, 2015, respectively), which require Regal Cinemas to pay interest at fixed rates ranging from 1.325% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $300.0 million of variable rate debt obligations at an effective rate of approximately 4.16% as of December 26, 2013.

Under the terms of the Company’s two effective interest rate swap agreements as of December 26, 2013 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and will receive 1-month LIBOR on the next $350.0 million under the Term Facility when the remaining two swap agreements become effective. With respect to the Company's two effective interest rate swap agreements as of December 26, 2013, the 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the following three-month period. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of December 26, 2013:

Nominal Amount		Effective Date	Base Rate	Receive Rate	Expiration Date
$200.0 million	(1)	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015
$100.0 million	(1)	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015
$150.0 million	(2)	December 31, 2013	0.817%	1-month LIBOR	December 31, 2016
$200.0 million	(3)	June 30, 2015	1.828%	1-month LIBOR	June 30, 2018
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

(2)
During the year ended December 27, 2012, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on December 31, 2013 and a maturity date of December 31, 2016. This swap will require Regal Cinemas to pay interest at a fixed rate of 0.817% and receive interest at a variable rate. The interest rate swap is designated to hedge $150.0 million of variable rate debt obligations.

(3)
On October 23, 2013, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on June 30, 2015, and a maturity date of June 30, 2018. This swap will require Regal Cinemas to pay interest at a fixed rate of 1.828% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations.

See Note 13—"Fair Value of Financial Instruments" for discussion of the Company's interest rate swaps' fair value estimation methods and assumptions.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2014	$16.1	$4.4	$20.3	$40.8
2015	13.8	3.2	18.8	35.8
2016	11.5	3.2	17.9	32.6
2017	949.5	3.0	18.0	970.5
2018	316.8	0.9	18.1	335.8
Thereafter	901.4	11.7	41.7	954.8
Less: debt discount	(5.4)	—	—	(5.4)
Less: interest on capital leases and lease financing arrangements	—	(10.4)	(43.8)	(54.2)
Totals	$2,203.7	$16.0	$91.0	$2,310.7

Covenant Compliance—As of December 26, 2013, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

6. LEASES

The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 26, 2013, are summarized for the following fiscal years (in millions):

2014	$419.2
2015	406.0
2016	387.6
2017	372.8
2018	343.0
Thereafter	1,369.5
Total	$3,298.1
Rent expense under such operating leases amounted to $413.6 million, $384.4 million and $381.5 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. Contingent rent expense was $23.7 million, $21.8 million and $20.4 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, United Artists Theatre Circuit, Inc. ("UATC") entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 26, 2013, 11 theatres were subject to the sale leaseback transaction and approximately $14.7 million in principal amount of pass-through certificates were outstanding.

7. INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Federal:
Current	$98.7	$35.4	$(23.2)
Deferred	(11.0)	44.5	44.0
Total Federal	87.7	79.9	20.8
State:
Current	20.1	1.7	(2.7)
Deferred	(0.8)	7.9	(2.7)
Total State	19.3	9.6	(5.4)
Total income tax provision	$107.0	$89.5	$15.4
During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, a current tax benefit of $0.4 million, $1.5 million and $0.4 million, respectively, was allocated directly to stockholders' equity for the exercise of stock options and dividends paid on restricted stock.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Provision calculated at federal statutory income tax rate	$92.6	$81.1	$18.2
State and local income taxes, net of federal benefit	12.5	6.3	(3.6)
Federal hiring credits	(0.3)	—	(1.1)
Other	2.2	2.1	1.9
Total income tax provision	$107.0	$89.5	$15.4

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 26, 2013	December 27, 2012
Deferred tax assets:
Net operating loss carryforward	$66.3	$27.4
Deferred revenue	175.0	137.9
Deferred rent	56.1	53.5
Other	17.2	21.7
Total deferred tax assets	314.6	240.5
Valuation allowance	(34.1)	(16.2)
Total deferred tax assets, net of valuation allowance	280.5	224.3
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(3.6)	(41.9)
Excess of book basis over tax basis of intangible assets	(18.5)	(0.9)
Excess of book basis over tax basis of investments	(195.8)	(176.0)
Other	(13.5)	(1.8)
Total deferred tax liabilities	(231.4)	(220.6)
Net deferred tax asset	$49.1	$3.7

At December 26, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $137.9 million with expiration commencing in 2016. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hollywood Theaters. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hollywood Theaters may be impaired as a result of the "ownership change" limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $34.1 million and $16.2 million as of December 26, 2013 and December 27, 2012, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 26, 2013, the valuation allowance was increased by $16.9 million related to management's determination that it was more likely than not that certain federal and state net operating losses generated by Hollywood Theaters entities prior to the acquisition would not be realized. Also during the year ended December 26, 2013, the valuation allowance was increased by $1.0 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended December 26, 2013 would not be realized.

Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. A reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 26, 2013 and December 27, 2012 was as follows (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012
Beginning balance	$13.6	$21.8
Increase related to prior year tax positions	1.4	—
Increase related to current year tax positions	—	0.1
Lapse of statute of limitations	(1.4)	(8.3)
Ending balance	$13.6	$13.6

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $1.5 million and $2.5 million within the next twelve months due the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 26, 2013 and December 27, 2012 was $7.1 million. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 26, 2013 and December 27, 2012 were approximately $1.7 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 26, 2013 and December 27, 2012, the Company has accrued gross interest and penalties of approximately $1.8 million and $1.6 million, respectively. The total amount of interest and penalties increased during the year ended December 26, 2013 by $0.2 million in connection with the Hollywood Theaters acquisition for uncertain state tax positions taken by the Hollywood Theaters entities prior to the acquisition. The total amount of interest and penalties recognized in the statement of income for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $0.0 million, $(2.0) million and $(0.8) million, respectively.

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

As further described in Note 4—"Investments," the Company maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. NCM Inc., in its capacity as tax matters partner for National CineMedia, received documentation from the Internal Revenue Service ("IRS") during the year ended December 26, 2013 formally closing an IRS review of National CineMedia's 2007 and 2008 income tax returns. All issues were resolved in National CineMedia's favor and resulted in no adjustments.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. UATC is complying with the Regional Board's order while its petition remains pending before the State Board. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of December 26, 2013. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

In prior years, private litigants and the Department of Justice ("DOJ") had filed claims against the Company alleging that a number of theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. On or about February 5, 2014 the Company filed its final compliance report and fulfilled all of its obligations under the Consent Decree. From time to time, the Company receives claims that the stadium seating offered by theatres allegedly violates the ADA. In these instances, the Company seeks to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $10.3 million.

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

As of December 26, 2013, the Company's authorized capital stock consisted of:

•	500,000,000 shares of Class A common stock, par value $0.001 per share;

•	200,000,000 shares of Class B common stock, par value $0.001 per share; and

•	50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 26, 2013, 132,120,854 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 26, 2013, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 26, 2013. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

Common Stock

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

Preferred Stock

The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's board of directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 26, 2013, no shares of preferred stock are outstanding.

Share Repurchase Program

During 2004, the Company's board of directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a 12 month period. The share repurchase program expired in November 2009. The Company made no repurchases of its outstanding Class A common stock under the program during the years ended December 26, 2013, December 27, 2012 and December 29, 2011.

Warrants

No warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 26, 2013.

Dividends

Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $132.2 million in the aggregate, during the year ended December 26, 2013. Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $131.8 million in the aggregate, during the year ended December 27, 2012. In addition, on November 29, 2012, Regal declared an extraordinary cash dividend of $1.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $155.5 million in the aggregate. Stockholders of record at the close of business on December 11, 2012 were paid this dividend on December 27, 2012. Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $129.8 million in the aggregate, during the year ended December 29, 2011.

Share-Based Compensation

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

In connection with the July 1, 2003, June 2, 2004, April 13, 2007, December 30, 2010, and December 27, 2012 extraordinary cash dividends and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of Class A common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices, from $8.8560 to $13.7171 per share, an increase in the aggregate number of shares issuable upon exercise of such options by 5,241,793, and an increase in the total number of authorized shares under the Incentive Plan to 23,319,207 (after giving effect to the 2005 and 2012 amendments to the Incentive Plan), which increased the total number of shares of Class A common stock authorized for issuance under the Incentive Plan by 6,889,759 shares. As of December 26, 2013, and after giving effect to the antidilution adjustments and the amendments to the Incentive Plan, options to purchase a total of 3,900 shares of Class A common stock were outstanding under the Incentive Plan, and 4,964,581 shares remain available for future issuance under the Incentive Plan. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because the aggregate fair value of the awards immediately before and after the modifications was the same.

Stock Options

Stock option grants have been established at prices not less than the fair market value as of the date of grant and are exercisable in installments of 20% per year and expire no later than 10 years  from the date of grant. There were no stock options granted during the years ended December 26, 2013, December 27, 2012 and December 29, 2011. No compensation expense related to stock options was recorded during the years ended December 26, 2013, December 27, 2012 and December 29, 2011.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 26, 2013, the accompanying consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $1.3 million for the year ended December 26, 2013. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.

The following table represents stock option activity for the year ended December 26, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of year	106,136	$12.67	1.11
Granted during the year	—	—
Exercised during the year	(102,236)	12.63
Forfeited during the year	—	—
Outstanding options at end of year	3,900	$13.72	0.49
Exercisable options at end of year	3,900	$13.72	0.49
The aggregate intrinsic value of options outstanding and exercisable at December 26, 2013 was less than $0.1 million. Total intrinsic value of options exercised was $0.5 million, $2.2 million and $0.5 million, for the years ended December 26, 2013, December 27, 2012, and December 29, 2011, respectively. As of December 26, 2013 and December 27, 2012, the Company had no nonvested stock options outstanding.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Restricted Stock

The Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction. The restriction is fulfilled upon continued employment or service (in the case of directors) for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan.

On January 12, 2011, 349,856 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On various dates during the fiscal year ended December 27, 2012, 335,496 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 9, 2013, 297,866 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company's Class A common stock on the date of this grant was $12.21 per share on January 12, 2011, ranged from $12.30 to $13.42 per share on the dates of the fiscal 2012 grants, and was $14.19 per share on January 9, 2013. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company withheld approximately 290,119 shares, 140,775 shares and 99,217 shares, respectively, of restricted stock at an aggregate cost of approximately $4.4 million, $1.8 million and $1.3 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards. On January 13, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013. These awards are scheduled to fully vest on January 13, 2014, the one year anniversary of the calculation date. In addition, on January 14, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012. These awards fully vested on January 14, 2013, the one year anniversary of the calculation date.

During the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recognized approximately $4.6 million, $4.6 million and $4.4 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 26, 2013, we have unrecognized compensation expense of $6.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the years ended December 26, 2013, December 27, 2012 and December 29, 2011:

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Unvested at beginning of year:	1,175,830	950,318	971,110
Granted during the year	297,866	335,496	349,856
Vested during the year	(813,528)	(453,107)	(323,880)
Forfeited during the year	(6,626)	(17,366)	(46,768)
Conversion of performance shares during the year	273,719	360,489	—
Unvested at end of year	927,261	1,175,830	950,318
During the year ended December 26, 2013, the Company paid four cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.9 million.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

In 2009, the Company adopted an amended and restated form of Performance Agreement (each, a "2009 Performance Agreement"). Under the 2009 Performance Agreement, which is described in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2013 proxy statement filed with the Commission on March 22, 2013, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. On January 12, 2011, 376,902 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. During the fiscal year ended December 27, 2012, 330,124 performance shares were granted under the Incentive plan at nominal cost to officers and key employees. Finally, on January 9, 2013, 293,961 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 12, 2014 (the third anniversary of the grant date for the January 12, 2011 grant), January 11, 2015 (the third anniversary of the grant date for the January 11, 2012 grant), June 25, 2015 (the third anniversary of the grant date for the June 25, 2012 grant), and January 9, 2016 (the third anniversary of the grant date for the January 9, 2013 grant) as set forth in the 2009 Performance Agreement. All such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company's Class A common stock on the date of this grant was $12.21 per share on January 12, 2011, $12.30 on January 11, 2012, $13.42 on June 25, 2012, and $14.19 on January 9, 2013, which approximates the respective grant date fair value of the awards. The Company assumed forfeiture rates ranging from 4% to 8% for the performance share grants.

As of the respective grant dates, the aggregate grant date fair value of performance share awards outstanding as of December 26, 2013 was determined to be $20.6 million, which includes related dividends on shares estimated to be earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected term of the awards of 4 years. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recognized approximately $4.7 million, $5.7 million and $3.5 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 26, 2013, we have unrecognized compensation expense of $8.5 million associated with performance share units. On January 13, 2013, 273,719 performance shares (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013. On January 14, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012.

The following table summarizes information about the Company's number of performance shares for the years ended December 26, 2013, December 27, 2012 and December 29, 2011:

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Unvested at beginning of year:	929,023	1,227,207	1,115,363
Granted (based on target) during the year	293,961	330,124	376,902
Cancelled/forfeited during the year	(8,498)	(267,819)	(265,058)
Conversion to restricted shares during the year	(273,719)	(360,489)	—
Unvested at end of year	940,767	929,023	1,227,207
In connection with the conversion of the above 273,719 performance shares, during the year ended December 26, 2013, the Company paid a cumulative cash dividend of $4.80 (representing the sum of all cash dividends paid from January 13, 2010 through January 13, 2013) on each performance share converted, totaling approximately $1.3 million. In connection with the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

conversion of the above 360,489 performance shares, during the year ended December 27, 2012, the Company paid a cumulative cash dividend of $3.68 (representing the sum of all cash dividends paid from January 14, 2009 through January 14, 2012) on each performance share converted, totaling approximately $1.3 million. The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.5 million shares of restricted stock could be issued if the performance criteria maximums are met.

10. RELATED PARTY TRANSACTIONS

During each of the years ended December 26, 2013, December 27, 2012 and December 29, 2011, Regal Cinemas incurred approximately $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during each of the years ended December 26, 2013, December 27, 2012 and December 29, 2011, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the years ended December 26, 2013, December 27, 2012 and December 29, 2011, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

During each of the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 4—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $3.1 million, $2.9 million and $2.9 million to the 401k Plan in 2013, 2012 and 2011, respectively.

Union-Sponsored Plans

As of December 26, 2013, certain former theatre employees are covered by five insignificant union-sponsored multiemployer pension and health and welfare plans. Company contributions into those plans were determined in accordance with provisions of negotiated labor contracts and aggregated less than $0.1 million, approximately $0.1 million and approximately $0.1 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

During the year ended December 26, 2013, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 160, Greater Cleveland Moving Picture Projector Operator’s Pension Plan ("Local 160") (Employment Identification No. 51-6115679), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 160 during the year ended December 27, 2012. The Company has established an estimated withdrawal liability of approximately $0.7 million related to its five remaining plans, including Local 160, where it had ceased making contributions as of December 26, 2013.

During the year ended December 27, 2012, the Company received a notice of a written demand in the amount of $0.2 million for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 640, IATSE Welfare and Retirement Funds ("Local 640") (Employment Identification No. 113507668), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 640 during the year ended December 27, 2012. Through fiscal 2013, the Company provided Local 640 with a lump sum settlement payment of approximately $0.2 million to satisfy in full the withdrawal liability associated with the Local 640 plan.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

12. EARNINGS PER SHARE

We compute earnings per share of Class A and Class B common stock using the two-class method. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, vesting of restricted stock and performance share units, the assumed conversion of the 6 1/4% Convertible Senior Notes and the warrant issued in connection with the 6 1/4% Convertible Senior Notes prior to redemption in March 2011. The dilutive effect of outstanding stock options, restricted stock, performance share units, and the warrant issued in connection with the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the treasury-stock method. The dilutive effect of assumed conversion of the 6 1/4% Convertible Senior Notes is reflected in diluted earnings per share by application of the if-converted method. In addition, the computation of the diluted earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

	Year Ended December 26, 2013		Year Ended December 27, 2012		Year Ended December 29, 2011
	Class A	Class B	Class A	Class B	Class A		Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$133.6	$24.1	$120.4	$21.9	$31.1		$5.7
Denominator:
Weighted average common shares outstanding (in thousands)	131,117	23,709	130,465	23,709	129,868		23,709
Basic earnings per share	$1.02	$1.02	$0.92	$0.92	$0.24		$0.24
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$133.6	$24.1	$120.4	$21.9	$31.1		$5.7
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	24.1	—	21.9	—	5.7		—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	(0.1)	—	(0.2)	—		—
Interest expense on 6 1/4% Convertible Senior Notes	—	—	—	—	—	(1)	—
Allocation of undistributed earnings	$157.7	$24.0	$142.3	$21.7	$36.8		$5.7
Denominator:
Number of shares used in basic computation (in thousands)	131,117	23,709	130,465	23,709	129,868		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709		—
Stock options	2	—	23	—	147		—
Restricted stock and performance shares	895	—	793	—	832		—
Conversion of 6 1/4% Convertible Senior Notes	—	—	—	—	—	(1)	—
Number of shares used in per share computations (in thousands)	155,723	23,709	154,990	23,709	154,556		23,709
Diluted earnings per share	$1.01	$1.01	$0.92	$0.92	$0.24		$0.24
_______________________________________________________________________________

(1)	No amount reported as the impact on earnings per share of Class A common stock would have been antidilutive.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

Level 2:    Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:    Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 26, 2013:

	Total Carrying Value at December 26, 2013	Fair Value Measurements at December 26, 2013 Using
		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available for sale(1)	$7.0	$7.0	$—	$—
Total assets at fair value	$7.0	$7.0	$—	$—
Liabilities:
Interest rate swaps(2)	$6.6	$—	$6.6	$—
Total liabilities at fair value	$6.6	$—	$6.6	$—
_______________________________________________________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.'s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. During the year ended December 26, 2013, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $6.2 million and a corresponding net increase to "Accumulated other comprehensive income, net" of $1.8 million, net of tax. The fair value of the remaining 822,780 RealD, Inc. common shares was $7.0 million, based on the publicly traded common stock price of RealD, Inc. as of December 26, 2013 of $8.46 per share.

(2)
The fair value of the Company's interest rate swaps described in Note 5—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of December 26, 2013, the aggregate fair value the Company's interest rate swaps was determined to be approximately $(6.6) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $1.6 million) and "Accrued expenses" (approximately $5.0 million) with a corresponding amount of $(4.0) million, net of tax, recorded to "Accumulated other comprehensive loss, net." As of December 27, 2012, the aggregate fair value of the Company's interest rate swaps was determined to be approximately $(10.3) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $6.6 million) and "Accrued expenses" (approximately $3.7 million) with a corresponding amount of $(6.3) million, net of tax, recorded to "Accumulated other comprehensive loss, net." These interest rate swaps exhibited no ineffectiveness during the years ended December 26, 2013, December 27, 2012 and December 29, 2011 and accordingly, the net gain on the swaps of $2.3 million, $2.8 million and $8.0 million, respectively, were reported as a component of other comprehensive income for the years ended December 26, 2013, December 27, 2012 and December 29, 2011.

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the years ended December 26, 2013, December 27, 2012 and December 29, 2011.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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

Long-Lived Assets, Intangible Assets and Other Investments

As further described in Note 2—"Summary of Significant Accounting Policies," the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $9.5 million, $11.1 million and $17.9 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres.

During the year ended December 26, 2013, the Company recorded an impairment charge of approximately $1.5 million pertaining to certain favorable leases associated with the acquisition of Consolidated Theatres. The Company did not record an impairment of any intangible assets during the years ended December 27, 2012 and December 29, 2011.

During the year ended December 29, 2011, the Company considered various factors pertaining to its investment in RealD, Inc. as part of its ongoing impairment review and determined that an other-than-temporary impairment existed as of December 29, 2011. Such determination was based primarily on the length (approximately 6 months) of time during which the fair value of the RealD, Inc. investment remained substantially below the recorded investment cost basis of approximately $19.40 per share, the severity of the decline during such period and the prospects of recovery of the investment to its original cost basis. As a result, the Company recorded a $13.9 million other-than-temporary impairment charge to write-down its cost basis in RealD, Inc. to fair value as of December 29, 2011. The Company did not record an impairment of any investments in non-consolidated subsidiaries accounted for under the equity method during the years ended December 26, 2013, December 27, 2012 or December 29, 2011.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 26, 2013 and December 27, 2012. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 9 1/8% Senior Notes, the 8 5/8% Senior Notes, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of December 26, 2013 and, for the 9 1/8% Senior Notes and the 8 5/8% Senior Notes, December 27, 2012.

The aggregate carrying values and fair values of long-term debt at December 26, 2013 and December 27, 2012 consist of the following:

	December 26, 2013	December 27, 2012
	(in millions)
Carrying value	$2,188.3	$1,915.5
Fair value	$2,238.5	$2,023.7

14. SUBSEQUENT EVENTS

Restricted Stock and Performance Share Grants

On January 8, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $19.08 per share.

Also on January 8, 2014, 226,471 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 8, 2017 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $19.08 per share.

Quarterly Dividend Declaration

On February 13, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 14, 2014, to stockholders of record on March 4, 2014. This dividend reflects a $0.01 per share increase from the Company's last quarterly cash dividend of $0.21 per share declared on October 24, 2013.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 26, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$199.7	$81.2	$—	$280.9
Trade and other receivables, net	—	—	127.4	2.0	—	129.4
Other current assets	—	—	51.2	3.6	—	54.8
TOTAL CURRENT ASSETS	—	—	378.3	86.8	—	465.1
Property and equipment, net	20.1	—	1,463.8	38.0	(12.3)	1,509.6
Goodwill and other intangible assets	—	—	371.0	7.1	—	378.1
Deferred income tax asset	2.6	—	53.2	—	(23.2)	32.6
Other non-current assets	106.1	1,490.4	1,634.1	70.3	(2,981.6)	319.3
TOTAL ASSETS	$128.8	$1,490.4	$3,900.4	$202.2	$(3,017.1)	$2,704.7
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.2	$12.5	$14.8	$15.3	$(15.0)	$29.8
Accounts payable	0.9	—	159.7	9.6	—	170.2
Accrued expenses and other liabilities	17.5	20.5	260.3	8.1	—	306.4
TOTAL CURRENT LIABILITIES	20.6	33.0	434.8	33.0	(15.0)	506.4
Long-term debt, less current portion	820.4	1,360.4	6.9	—	—	2,187.7
Lease financing arrangements, less current portion	—	—	80.2	—	—	80.2
Capital lease obligations, less current portion	—	—	12.5	0.5	—	13.0
Deferred income tax liability	—	—	—	23.2	(23.2)	—
Other liabilities	1.2	—	603.0	28.5	—	632.7
TOTAL LIABILITIES	842.2	1,393.4	1,137.4	85.2	(38.2)	3,420.0
EQUITY (DEFICIT):
Stockholders' equity (deficit) of Regal Entertainment Group	(713.4)	97.0	2,765.3	116.6	(2,978.9)	(713.4)
Noncontrolling interest	—	—	(2.3)	0.4	—	(1.9)
TOTAL EQUITY (DEFICIT)	(713.4)	97.0	2,763.0	117.0	(2,978.9)	(715.3)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$128.8	$1,490.4	$3,900.4	$202.2	$(3,017.1)	$2,704.7

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$53.8	$55.7	$—	$109.5
Trade and other receivables, net	—	—	109.3	1.4	—	110.7
Other current assets	—	—	40.2	3.8	—	44.0
TOTAL CURRENT ASSETS	—	—	203.3	60.9	—	264.2
Property and equipment, net	20.7	—	1,419.4	35.4	(12.3)	1,463.2
Goodwill and other intangible assets	—	—	294.7	7.1	—	301.8
Deferred income tax asset	2.4	—	14.0	—	(16.4)	—
Other non-current assets	7.2	1,092.3	1,020.9	84.9	(2,012.4)	192.9
TOTAL ASSETS	$30.3	$1,092.3	$2,952.3	$188.3	$(2,041.1)	$2,222.1
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.0	$10.1	$—	$15.3	$(5.4)	$22.0
Accounts payable	0.4	—	150.7	5.9	—	157.0
Accrued expenses and other liabilities	235.1	20.2	227.3	6.9	(216.6)	272.9
TOTAL CURRENT LIABILITIES	237.5	30.3	378.0	28.1	(222.0)	451.9
Long-term debt, less current portion	540.4	1,372.0	—	—	—	1,912.4
Lease financing arrangements, less current portion	—	—	52.2	—	—	52.2
Capital lease obligations, less current portion	—	—	7.8	0.8	—	8.6
Deferred income tax liability	—	—	—	24.1	(16.4)	7.7
Other liabilities	1.0	—	512.9	25.8	—	539.7
TOTAL LIABILITIES	778.9	1,402.3	950.9	78.8	(238.4)	2,972.5
EQUITY (DEFICIT):
Stockholders' equity (deficit) of Regal Entertainment Group	(748.6)	(310.0)	2,003.5	109.2	(1,802.7)	(748.6)
Noncontrolling interest	—	—	(2.1)	0.3	—	(1.8)
TOTAL EQUITY (DEFICIT)	(748.6)	(310.0)	2,001.4	109.5	(1,802.7)	(750.4)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$30.3	$1,092.3	$2,952.3	$188.3	$(2,041.1)	$2,222.1

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 26, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,740.5	$303.4	$(5.8)	$3,038.1
OPERATING EXPENSES:
Film rental and advertising costs	—	—	973.5	104.5	—	1,078.0
Cost of concessions	—	—	97.1	14.5	—	111.6
Rent expense	—	—	372.8	43.6	(2.8)	413.6
Other operating expenses	—	—	725.4	87.4	—	812.8
General and administrative expenses	0.8	—	71.1	7.6	(5.8)	73.7
Depreciation and amortization	0.5	—	182.0	17.7	—	200.2
Net loss on disposal and impairment of operating assets and other	—	—	6.9	1.5	—	8.4
TOTAL OPERATING EXPENSES	1.3	—	2,428.8	276.8	(8.6)	2,698.3
INCOME (LOSS) FROM OPERATIONS	(1.3)	—	311.7	26.6	2.8	339.8
OTHER EXPENSE (INCOME):
Interest expense, net	60.5	71.6	6.0	3.2	—	141.3
Loss on extinguishment of debt	30.3	0.4	—	—	—	30.7
Earnings recognized from NCM	—	—	(37.5)	—	—	(37.5)
Gain on sale of NCM, Inc. common stock	—	—	(30.9)	—	—	(30.9)
Other, net	(214.3)	(267.6)	(127.1)	—	580.6	(28.4)
TOTAL OTHER EXPENSE (INCOME), NET	(123.5)	(195.6)	(189.5)	3.2	580.6	75.2
INCOME (LOSS) BEFORE INCOME TAXES	122.2	195.6	501.2	23.4	(577.8)	264.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(35.4)	(9.6)	142.1	9.9	—	107.0
NET INCOME (LOSS)	157.6	205.2	359.1	13.5	(577.8)	157.6
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	(0.1)	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$157.6	$205.2	$359.3	$13.4	$(577.8)	$157.7

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,601.0	$225.0	$(6.0)	$2,820.0
OPERATING EXPENSES:
Film rental and advertising costs	—	—	924.1	76.4	—	1,000.5
Cost of concessions	—	—	91.0	10.1	—	101.1
Rent expense	—	—	349.2	38.0	(2.8)	384.4
Other operating expenses	—	—	670.5	65.4	—	735.9
General and administrative expenses	0.5	—	67.4	6.9	(6.0)	68.8
Depreciation and amortization	0.5	—	172.7	9.9	—	183.1
Net loss on disposal and impairment of operating assets and other	—	—	13.0	3.2	—	16.2
TOTAL OPERATING EXPENSES	1.0	—	2,287.9	209.9	(8.8)	2,490.0
INCOME (LOSS) FROM OPERATIONS	(1.0)	—	313.1	15.1	2.8	330.0
OTHER EXPENSE (INCOME):
Interest expense, net	49.0	80.0	5.4	0.6	—	135.0
Earnings recognized from NCM	—	—	(34.8)	—	—	(34.8)
Other, net	(171.9)	(237.3)	(80.3)	—	487.6	(1.9)
TOTAL OTHER EXPENSE (INCOME), NET	(122.9)	(157.3)	(109.7)	0.6	487.6	98.3
INCOME (LOSS) BEFORE INCOME TAXES	121.9	157.3	422.8	14.5	(484.8)	231.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(20.3)	(13.1)	111.5	8.0	3.4	89.5
NET INCOME (LOSS)	142.2	170.4	311.3	6.5	(488.2)	142.2
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	(0.1)	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$142.2	$170.4	$311.5	$6.4	$(488.2)	$142.3

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$2,460.8	$221.1	$(6.0)	$2,675.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	877.6	76.1	—	953.7
Cost of concessions	—	—	86.9	9.7	—	96.6
Rent expense	—	—	347.0	37.3	(2.8)	381.5
Other operating expenses	—	—	674.3	70.1	—	744.4
General and administrative expenses	0.4	—	64.6	6.8	(6.0)	65.8
Depreciation and amortization	0.5	—	186.0	11.1	—	197.6
Net loss on disposal and impairment of operating assets and other	—	—	20.7	0.1	—	20.8
TOTAL OPERATING EXPENSES	0.9	—	2,257.1	211.2	(8.8)	2,460.4
INCOME (LOSS) FROM OPERATIONS	(0.9)	—	203.7	9.9	2.8	215.5
OTHER EXPENSE (INCOME):
Interest expense, net	48.9	94.5	5.6	0.7	—	149.7
Loss on extinguishment of debt	—	—	21.9	—	—	21.9
Earnings recognized from NCM	—	—	(37.9)	—	—	(37.9)
Impairment of investment in RealD, Inc.	—	—	13.9	—	—	13.9
Other, net	(65.5)	(131.1)	(68.7)	—	281.2	15.9
TOTAL OTHER EXPENSE (INCOME), NET	(16.6)	(36.6)	(65.2)	0.7	281.2	163.5
INCOME (LOSS) BEFORE INCOME TAXES	15.7	36.6	268.9	9.2	(278.4)	52.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(20.9)	(27.9)	54.9	4.7	4.6	15.4
NET INCOME (LOSS)	36.6	64.5	214.0	4.5	(283.0)	36.6
NONCONTROLLING INTEREST, NET OF TAX	—	—	0.2	—	—	0.2
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$36.6	$64.5	$214.2	$4.5	$(283.0)	$36.8

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
YEAR ENDED DECEMBER 26, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$157.6	$205.2	$359.1	$13.5	$(577.8)	$157.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	2.3	2.3	—	—	(2.3)	2.3
Change in fair value of available for sale securities	(0.6)	(0.6)	(0.6)	—	1.2	(0.6)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(1.2)	(1.2)	(1.2)	—	2.4	(1.2)
Change in fair value of equity method investee interest rate swap transactions	1.4	1.4	1.4	—	(2.8)	1.4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1.9	1.9	(0.4)	—	(1.5)	1.9
TOTAL COMPREHENSIVE INCOME, NET OF TAX	159.5	207.1	358.7	13.5	(579.3)	159.5
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$159.5	$207.1	$358.8	$13.5	$(579.3)	$159.6

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
YEAR ENDED DECEMBER 27, 2012
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$142.2	$170.4	$311.3	$6.5	$(488.2)	$142.2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	2.8	2.8	—	—	(2.8)	2.8
Change in fair value of available for sale securities	2.0	2.0	2.0	—	(4.0)	2.0
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	4.8	4.8	2.0	—	(6.8)	4.8
TOTAL COMPREHENSIVE INCOME, NET OF TAX	147.0	175.2	313.3	6.5	(495.0)	147.0
Comprehensive loss attributable to noncontrolling interests	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$147.0	$175.2	$313.4	$6.5	$(495.0)	$147.1

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
YEAR ENDED DECEMBER 29, 2011
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$36.6	$64.5	$214.0	$4.5	$(283.0)	$36.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	8.0	8.0	—	—	(8.0)	8.0
Change in fair value of available for sale securities	3.5	3.5	3.5	—	(7.0)	3.5
Other-than-temporary impairment of available for sale securities	(8.4)	(8.4)	(8.4)	—	16.8	(8.4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3.1	3.1	(4.9)	—	1.8	3.1
TOTAL COMPREHENSIVE INCOME, NET OF TAX	39.7	67.6	209.1	4.5	(281.2)	39.7
Comprehensive loss attributable to noncontrolling interests	—	—	0.2	—	—	0.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$39.7	$67.6	$209.3	$4.5	$(281.2)	$39.9

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 26, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$70.9	$—	$240.3	$35.7	$—	$346.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(102.9)	(9.2)	—	(112.1)
Proceeds from disposition of assets	—	—	7.2	0.1	—	7.3
Proceeds from sale of NCM, Inc. common stock	—	—	40.9	—	—	40.9
Investment in non-consolidated entities and other	—	—	(6.3)	—	—	(6.3)
Cash used for acquisition, net of cash acquired	(194.4)	—	—	—	—	(194.4)
Proceeds from sale of available for sale securities	—	—	5.9	—	—	5.9
NET CASH USED IN INVESTING ACTIVITIES	(194.4)	—	(55.2)	(9.1)	—	(258.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(132.2)	—	—	—	—	(132.2)
Cash received (paid) to/from REG Parent Company	15.8	(15.8)	—	—	—	—
Cash received (paid) to/from subsidiary	—	15.8	(15.8)	—	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	250.0	—	—	—	—	250.0
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	250.0	—	—	—	—	250.0
Cash used to repurchase Regal 9 1/8% Senior Notes	(244.3)	—	—	—	—	(244.3)
Payments on long-term obligations	(2.0)	—	(20.6)	(1.1)	—	(23.7)
Payment of debt acquisition costs	(10.7)	—	(2.8)	—	—	(13.5)
Proceeds from stock option exercises and other	1.3	—	—	—	—	1.3
Cash paid for tax withholdings	(4.4)	—	—	—	—	(4.4)
NET CASH PROVIDED BY FINANCING ACTIVITIES	123.5	—	(39.2)	(1.1)	—	83.2
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	145.9	25.5	—	171.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	53.8	55.7	—	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$199.7	$81.2	$—	$280.9

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 26, 2013, December 27, 2012 and December 29, 2011

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
December 26, 2013, December 27, 2012 and December 29, 2011

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 26, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 26, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION.

None.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class III Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 7, 2014 and to be filed with the Commission within 120 days after December 26, 2013.

Item 11.    EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Corporate Governance—Director Compensation during Fiscal 2013" and "Compensation Committee Report") to be held on May 7, 2014 and to be filed with the Commission within 120 days after December 26, 2013.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 7, 2014 and to be filed with the Commission within 120 days after December 26, 2013.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence") to be held on May 7, 2014 and to be filed with the Commission within 120 days after December 26, 2013.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Audit Committee Report—Independent Registered Public Accounting Firm" and "Audit Committee Report—Audit Committee Pre-Approval Policy") to be held on May 7, 2014 and to be filed with the Commission within 120 days after December 26, 2013.

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

REGAL ENTERTAINMENT GROUP
February 24, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	Chairman of the Board of Directors	February 24, 2014
Michael L. Campbell

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	February 24, 2014
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2014
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	February 24, 2014
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	February 24, 2014
Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	February 24, 2014
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	February 24, 2014
David Keyte

/s/ LEE M. THOMAS	Director	February 24, 2014
Lee M. Thomas

/s/ JACK TYRRELL	Director	February 24, 2014
Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	February 24, 2014
Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	February 24, 2014
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1
Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2
Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3
Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.3.1
Sixth Amended and Restated Credit Agreement, dated May 19, 2010, among Regal Cinemas Corporation, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.3.2
Permitted Secured Refinancing Agreement, dated February 23, 2011, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 25, 2011, and incorporated herein by reference)

4.3.3
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated April 19, 2013, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on April 25, 2013 and incorporated herein by reference)

4.3.4
Loan Modification Agreement, dated May 28, 2013, among Regal Cinemas Corporation, Regal Entertainment Group, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 28, 2013 and incorporated herein by reference)

4.4
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors,  Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as Exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.5
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.6
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.7
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.8
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

Exhibit Number		Description
4.9
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.10
Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

4.10.1
First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.11
Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

4.11.1
First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.11.2
Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

4.12
Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.12.1
First Supplemental Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee, including the form of 5.750% Senior Note due 2025 (attached as Exhibit A to the Indenture) (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.12.2
Second Supplemental Indenture, dated June 13, 2013, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 13, 2013 and incorporated herein by reference)

10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.4
Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 13, 2007, by and among American Multi-Cinema, Inc., CineMark Media, Inc., Regal CineMedia Holdings, LLC, and National CineMedia, Inc. (filed as Exhibit 10.1 to National CineMedia, Inc.'s Current Report on Form 8-K (Commission File No. 001-33296) on February 16, 2007 and incorporated herein by reference)

10.5	†	Amended and Restated Exhibitor Services Agreement, dated December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc.

Exhibit Number		Description
10.6	*
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

10.12	*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.13	†
Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.14	†
Amended and Restated Limited Liability Company Agreement of Digital Cinema Implementation Partners, LLC, dated as of March 10, 2010 (filed as Exhibit 10.3(1)(2) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.15	*
Separation and General Release Agreement with Michael L. Campbell, dated December 20, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on December 22, 2011, and incorporated herein by reference)

10.16
Agreement and Plan of Merger, dated February 16, 2013, by and among Regal Entertainment Group, RGCS Merger Sub, Inc., Wallace Theater Holdings, Inc. and WTH Holdings, L.L.C. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2013 (Commission File No. 001-31315), and incorporated herein by reference)

12.1		Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

Exhibit Number	Description
32	Section 1350 Certifications

101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 26, 2013, filed on February 24, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Deficit (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.