Form 10-K/A
period 2013-12-26
REGAL ENTERTAINMENT GROUP
filed 2014-03-14
CIK 1168696

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 27, 2013, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,482,994,126 (79,730,867 shares at a closing price per share of $18.60).

Shares of Class A common stock outstanding— 132,466,628 shares at March 7, 2014

Shares of Class B common stock outstanding—23,708,639 shares at March 7, 2014

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

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•              Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 26, 2013, including any amendments to those filings.

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

(c)           Financial Statement Schedules: Financial Statements of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC as of December 26, 2013 and December 27, 2012, and the related statements of income, comprehensive income, members’ equity/(deficit), and cash flows for the years ended December 26, 2013, December 27, 2012 and December 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 26, 2013 and December 27, 2012, and the results of its operations and its cash flows for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 3, 2014

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13.3	$10.4
Receivables, net of allowance of $5.7 and $4.5, respectively	120.4	98.5
Prepaid expenses	2.9	2.4
Prepaid administrative fees to managing member	0.8	0.8
Current portion of notes receivable- founding members	4.2	—
Total current assets	141.6	112.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $69.5 and $63.1, respectively	25.6	25.7
Intangible assets, net of accumulated amortization of $48.7 and $32.5, respectively	492.0	280.3
Debt issuance costs, net of accumulated amortization of $15.0 and $12.2, respectively	17.7	18.3
Long-term notes receivable, net of current portion—founding members	20.8	—
Other investments (including $1.1 and $0.0 with related parties, respectively)	1.1	0.8
Other assets	0.4	0.2
Total non-current assets	557.6	325.3
TOTAL ASSETS	$699.2	$437.4
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	30.1	19.8
Amounts due to managing member	24.6	15.3
Accrued expenses	19.4	18.3
Accrued payroll and related expenses	11.5	9.6
Accounts payable (including $0.8 and $0.9 to related party affiliates, respectively)	18.1	13.9
Deferred revenue	4.7	5.7
Current portion of long-term debt	14.0	—
Total current liabilities	122.4	82.6
NON-CURRENT LIABILITIES:
Long-term debt	876.0	879.0
Total non-current liabilities	876.0	879.0
Total liabilities	998.4	961.6
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $11.6 and $21.9 million, respectively)	(299.2)	(524.2)
TOTAL LIABILITIES AND EQUITY	$699.2	$437.4

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
REVENUE:
Advertising (including revenue from founding members of $41.6, $39.9 and $38.2, respectively)	$426.3	$409.5	$386.2
Fathom Events	36.5	39.3	49.2
Total	462.8	448.8	435.4
OPERATING EXPENSES:
Advertising operating costs (including $3.6, $4.2 and $3.4 to related parties, respectively)	29.0	31.3	24.6
Fathom Events operating costs (including $5.3, $5.9 and $9.3 to founding members, respectively)	25.5	29.0	34.1
Network costs	18.7	18.9	17.7
Theatre access fees—founding members	69.4	64.5	55.4
Selling and marketing costs (including $1.4, $1.1 and $1.1 to founding members, respectively)	61.5	60.5	59.8
Administrative and other costs	20.1	20.3	17.6
Administrative fee—managing member	10.0	12.1	13.7
Depreciation and amortization	26.6	20.4	18.8
Total	260.8	257.0	241.7
OPERATING INCOME	202.0	191.8	193.7
NON-OPERATING EXPENSES:
Interest on borrowings	51.6	56.7	49.2
Interest income	(0.1)	—	—
Change in derivative fair value	—	(3.0)	—
Amortization of terminated derivatives	10.3	4.0	1.3
Impairment of investment	0.8	—	6.7
Loss on swap terminations	—	26.7	—
Gain on sale of Fathom Events to founding members	(25.4)	—	—
Other non-operating expense	1.2	5.8	1.7
Total	38.4	90.2	58.9
INCOME BEFORE INCOME TAXES	163.6	101.6	134.8
Income tax expense	0.7	0.6	0.3
NET INCOME	$162.9	$101.0	$134.5

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
NET INCOME	$162.9	$101.0	$134.5
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0 and $0, respectively	10.3	4.0	1.3
Net unrealized gain on cash flow hedges, net of tax of $0 and $0, respectively	—	31.1	0.1
COMPREHENSIVE INCOME	$173.2	$136.1	$135.9

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 30, 2010	110,752,192	$(506.6)
Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0
Balance—December 29, 2011	110,814,569	$(527.5)
Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive income	—	136.1
Share-based compensation expense/capitalized	—	4.3
Balance—December 27, 2012	112,017,835	$(524.2)
Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3
Balance—December 26, 2013	126,974,805	$(299.2)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162.9	$101.0	$134.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.6	20.4	18.8
Non-cash share-based compensation	3.2	4.3	4.8
Net unrealized gain on hedging transactions	—	(3.0)	—
Impairment on investment	0.8	—	6.7
Amortization of terminated derivatives	10.3	4.0	1.3
Amortization of debt issuance costs	2.8	2.4	2.3
Write-off of debt issuance costs and other non-operating items	1.2	5.9	1.5
Loss on swap terminations	—	26.7	—
Gain on sale of Fathom Events	(26.0)	—	—
Payment for swap terminations	—	(63.4)	—
Changes in operating assets and liabilities:
Receivables, net	(22.0)	(2.5)	3.3
Accounts payable and accrued expenses	6.9	3.5	9.7
Amounts due to founding members and managing member	3.5	(5.0)	(4.6)
Other, net	(1.7)	2.9	(1.1)
Net cash provided by operating activities	168.5	97.2	177.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(10.4)	(13.5)
Payment from founding members for intangible assets	—	0.2	—
Purchases of intangible assets from affiliate circuits	(8.9)	(7.2)	(15.9)
Net cash used in investing activities	(19.0)	(17.4)	(29.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	59.0	546.0	335.0
Repayments of borrowings	(48.0)	(461.0)	(317.2)
Payment of debt issuance costs	(3.4)	(14.0)	(9.1)
Founding member integration payments	2.1	—	1.9
Distributions to founding members and managing member	(176.6)	(151.9)	(168.4)
Unit settlement for share-based compensation	20.3	2.3	5.4
Net cash used in financing activities	(146.6)	(78.6)	(152.4)
CHANGE IN CASH AND CASH EQUIVALENTS	2.9	1.2	(4.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.4	9.2	13.8
End of period	$13.3	$10.4	$9.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with managing member equity	$221.6	$10.1	$(5.5)
Accrued distributions to founding members and managing member	$57.5	$40.7	$43.1
Operating segment sold under notes receivable	$25.0	$—	$—
Increase in cost and equity method investments	$0.3	$0.6	$0.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.3	$50.7	$39.2
Cash paid for income taxes, net of refunds	$0.1	$0.6	$0.3

Refer to accompanying notes to financial statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC Showplace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

As of December 26, 2013, the Company had 126,974,805 common membership units outstanding, of which 58,519,137 (46.1%) were owned by NCM, Inc., 25,404,393 (20.0%) were owned by Regal, 23,998,505 (18.9%) were owned by Cinemark, and 19,052,770 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM, LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

As a result of the various related-party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Significant Accounting Policies

Accounting Period—We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2013, 2012 and 2011 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 26, 2013	2013
December 27, 2012	2012
December 29, 2011	2011

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280—Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 13—Segment Reporting.

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by us and other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will either run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. We record deferred revenue when cash payments are received in advance of being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event is held.

Barter Transactions — The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $1.9 million, $3.0 million and $1.6 million, respectively. Expense recorded from barter transactions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $2.9 million, $1.3 million and $1.1 million, respectively.

Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Fathom Events operating costs include revenue share under the ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document.

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

Restricted Cash—As of December 26, 2013 and December 27, 2012, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on our New York office.

Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market information and pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 26, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 26, 2013	December 27, 2012
Trade accounts	$124.5	$101.8
Other	1.6	1.2
Less: Allowance for doubtful accounts	(5.7)	(4.5)
Total	$120.4	$98.5

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 — Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to our inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 26, 2013 and December 27, 2012, the Company had a net book value of $10.9 million and $10.4 million, respectively, of capitalized software and website development costs. Approximately $6.1 million, $4.1 million and $4.8 million was recorded for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, in depreciation expense related to software and website development. For the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded $1.8 million, $0.8 million and $0.9 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 — Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements. If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts. The Company has not recorded impairment charges related to intangible assets.

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

Income Taxes— NCM LLC is not a taxable entity for federal income tax purposes. Accordingly, NCM LLC does not directly pay federal income tax. NCM LLC’s taxable income or loss, which may vary substantially from the net income or loss reported in the Statements of Income, is includable in the federal income tax returns of each founding member and the managing member. NCM LLC is, however, a taxable entity under certain state jurisdictions. Further, in some state instances, NCM LLC may be required to remit composite withholding tax based on its results on behalf of its founding members and managing member.

NCM LLC’s fiscal year 2007 and 2008 tax returns were under examination by the Internal Revenue Service (“IRS”). On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “No Adjustments Letter” from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the year ended December 26, 2013 related to the closure of these audits.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 7 — Borrowings, there is a balance of $17.7 million and $18.3 million in deferred financing costs as of December 26, 2013 and December 27, 2012, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Beginning balance	$18.3	$12.6	$7.3
Debt issuance payments	3.4	14.0	9.1
Amortization of debt issuance costs	(2.8)	(2.4)	(2.3)
Write-off of debt issuance costs	(1.2)	(5.9)	(1.5)
Ending balance	$17.7	$18.3	$12.6

Other Investments—Other investments consisted of the following (in millions):

	As of
	December 26, 2013	December 27, 2012
Investment in AC JV, LLC (1)	$1.1	$—
Other investment (2)	—	0.8
Total	$1.1	$0.8

(1)              On December 26, 2013, we sold our Fathom Events business into a newly formed limited liability company (AC JV, LLC) owned 32% by each of our founding members and 4% by us, as described further in Note 2- Divestiture. The Company accounted for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 970-323 Investments — Equity Method and Joint Ventures (“ASC 970-323”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 970-323 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC. The Company’s proportional share of equity in the investment will be recorded in the Statements of Income.

(2)              During 2011, the Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted for under the cost method and represent an ownership interest of less than 20%. The Company does not exert significant influence over the company’s operating or financial activities. The Company recorded an impairment charge of $0.8 million during the year ended December 26, 2013 to bring the fair value to $0.0 million, as described below.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded other-than-temporary impairment charges of $0.8 million, $0.0 million and $6.7 million. The Company wrote-down these investments to a remaining fair value of $0.0 million.

Share-Based Compensation—In 2011 and 2012, the Company issued two types of share-based compensation awards: stock options and restricted stock. In 2013, the Company only issued restricted stock. Restricted stock vests upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation — Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 8 — Share-Based Compensation for more information.

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

Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. In 2012 and 2011, NCM LLC utilized certain interest rate swaps to manage these risks. In accordance with ASC 815 — Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that was designated as a cash flow hedge was recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, was recorded immediately in the Statements of Operations. Refer to Note 12- Derivative Instruments and Hedging Activities.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013. The adoption ASU 2013-02 did not impact the Financial Statements and the Company provided these disclosures in Note 15- Derivative Instruments and Hedging Activities.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Financial Statements.

2. DIVESTITURE

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by us. In consideration for the sale, we received a total of $25.0 million in promissory notes from our founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, we formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of our retained 4% interest in AC JV, LLC. The fair value of our retained noncontrolling investment of $1.1 million was determined by applying the Company’s ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

Future minimum principal payments under the notes receivable as of December 26, 2013 are approximately as follows (in millions):

Year	Minimum Principal Payments
2014	$4.2
2015	4.2
2016	4.2
2017	4.2
2018	4.1
Thereafter	4.1
Total	$25.0

NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, we entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, we entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. We have also agreed to provide creative and media production services for a fee.

Due to the Company’s continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the investment.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 26, 2013	As of December 27, 2012
Equipment, computer hardware and software	$90.2	$84.3
Leasehold improvements	3.6	3.4
Less: Accumulated depreciation	(69.5)	(63.1)
Subtotal	24.3	24.6
Construction in progress	1.3	1.1
Total property and equipment	$25.6	$25.7

For the years ended December 26, 2013, December 27, 2012, and December 29, 2011, the Company recorded depreciation expense of $10.4 million, $8.7 million, and $8.8 million, respectively.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10 — Intangibles — Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units are issued to a founding member for theatres under an existing on-screen consulting agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

In accordance with the Company’s Common Unit Adjustment Agreement with its founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. In addition, the Company’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease of two percent or more in the total annual attendance of all founding members as of the last adjustment date.

The following is a summary of the Company’s intangible assets (in millions):

	As of December 27, 2012	Additions (1)	Amortization	Integration Payments (2)	As of December 26, 2013
Gross carrying amount	$312.8	$230.7	$—	$(2.8)	$540.7
Accumulated amortization	(32.5)	—	(16.2)	—	(48.7)
Total intangible assets, net	$280.3	$230.7	$(16.2)	$(2.8)	$492.0

	As of December 29, 2011	Additions (3)	Amortization	Integration Payments	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)
Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

(1)         During the first quarter of 2013, we issued 4,536,014 common membership units to our founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to our network during 2012. We recorded a net intangible asset of $69.0 million in the first quarter of 2013 as a result of the Common Unit Adjustment.

In June of 2013, we issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas and one other newly built theatre. The Company recorded a net intangible asset of approximately $91.2 million for this Common Unit Adjustment.

In November 2013, we issued 3,372,241 common membership units to Regal for attendees added in connection with Regal’s acquisition of Hollywood Theatres and three other newly built theatres. The Company recorded a net intangible asset of approximately $61.6 million for this Common Unit Adjustment.

During 2013, the Company purchased intangible assets for $8.9 million associated with network affiliate agreements.

(2)         Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended December 26, 2013, we recorded a reduction to net intangible assets of $2.8 million related to integration payments due from AMC and Cinemark. During the year ended December 26, 2013, the founding members paid $2.1 million in integration payments.

(3)         During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to our network during 2011. The Company recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements.

As of December 26, 2013 and December 27, 2012, the Company’s intangible assets related to the founding members, net of accumulated amortization was $463.4 million and $258.7 million, respectively with weighted average remaining lives of 23.0 years and 23.6 years as of December 26, 2013 and December 27, 2012, respectively.

As of December 26, 2013 and December 27, 2012, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $28.6 and $21.6 million, respectively with weighted average remaining lives of 15.8 years and 16.8 years as of December 26, 2013 and December 27, 2012, respectively.

For the years ended December 26, 2013, December 27, 2012 and December 29, 2011 the Company recorded amortization expense of $16.2 million, $11.7 million and $10.0 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2014	$20.2
2015	$20.3
2016	$20.3
2017	$20.6
2018	$21.5

5. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 26, 2013	As of December 27, 2012
Make-good reserve	$1.8	$1.2
Accrued interest	12.7	12.9
Deferred rent	2.6	2.8
Other accrued expenses	2.3	1.4
Total accrued expenses	$19.4	$18.3

6. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years Ended
Included in the Statements of Income:	December 26, 2013	December 27, 2012	December 29, 2011
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$41.4	$39.7	$38.0
Advertising inventory revenue (included in Advertising revenue) (2)	0.2	0.2	0.2
Operating expenses:
Theatre access fee (3)	69.4	64.5	55.4
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	5.1	5.5	8.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.2	0.4	1.0
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	1.4	1.1	1.1
Purchase of movie tickets and concession products (included in Advertising operating costs) (5)	0.2	—	—
Administrative fee—managing member (6)	10.0	12.1	13.7
Non-operating expenses:
Gain on sale of Fathom Events (7)	25.4	—	—

(1)         For the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.

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

(5)         Used primarily for marketing to the Company’s advertising clients and marketing resale to Fathom Events customers.

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

(7)         Refer to discussion of Fathom sale in Note 2—Divestiture.

Included in the Balance Sheets:	As of December 26, 2013	As of December 27, 2012	As of December 29, 2011
Current portion of note receivable- founding members (1)	4.2	—	—
Long-term note receivable, net of current portion—founding members (1)	20.8	—	—
Investment in AC JV, LLC (2)	1.1	—	—
Prepaid administrative fees to managing member (3)	0.8	0.8	1.0
Common unit adjustments and integration payments, net of amortization (included in Intangible assets)	463.4	258.7	0.7

(1)         Refer to discussion of Fathom sale in Note 2—Divestiture.

(2)         Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

(3)         The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

We have been granted a perpetual, royalty-free license from our founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since NCM, Inc.’s IPO date and we own those improvements, except for improvements that were developed jointly by us and our founding members.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 are as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
AMC	$29.8	$23.1	$25.3
Cinemark	36.9	24.2	25.5
Regal	37.1	29.5	32.2
NCM, Inc.	89.6	72.8	78.7
Total	$193.4	$149.6	$161.7

The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 26, 2013 of $31.0 million, is included in amounts due to founding members in the Balance Sheets as of December 26, 2013 and will be made in the first quarter of 2014. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 26, 2013 of $26.5 million is included in amounts due to managing member on the Balance Sheets as of December 26, 2013 and will be made in the first quarter of 2014.

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.7	1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable	8.7	10.9	11.4	31.0
Total	$7.3	$10.9	$11.9	$30.1

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9
Total	$5.8	$6.5	$7.5	$19.8

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 26, 2013	As of December 27, 2012
Distributions payable	$26.5	$19.8
Cost and other reimbursement	(1.9)	(4.5)
Total	$24.6	$15.3

Common Unit Membership Redemption — The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.

Digital Cinemas Integration Partners —NCM LLC had an agreement with Digital Cinema Integration Partners (“DCIP”), a joint venture owned by the founding members which was assigned to AC JV, LLC in connection with the sale of Fathom Events. This agreement provided for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, we paid DCIP approximately $0.8 million, $1.5 million and $0.5 million, respectively, under this agreement. The DCIP Agreement was transferred as a part of the sale of the Fathom Events business.

Related Party Affiliates — The Company enters into network affiliate agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

The following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 26, 2013	December 27, 2012	December 29, 2011
Starplex (1)	$2.9	$3.2	$2.9
Other (2)	0.5	1.0	0.5
Total	$3.4	$4.2	$3.4

The following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	As of December 26, 2013	As of December 27, 2012
Starplex (1)	$0.7	$0.7
Other (2)	0.1	0.2
Total	$0.8	$0.9

(1)         Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.

(2)         Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

Other Transactions — NCM LLC has an agreement with an interactive media company, who is an affiliate of one of NCM, Inc.’s directors, to sell some of its online inventory. During the year ended December 26, 2013, this company generated approximately $0.6 million in revenue for NCM LLC and there was approximately $0.6 million of accounts receivable due from this company as of December 26, 2013.

7. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 26, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 26, 2013	December 27, 2012	Maturity Date		Interest Rate
Revolving Credit Facility	$20.0	$14.0	November 26, 2017	(1)	(2)
Term Loans	270.0	265.0	November 26, 2019		(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021		7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022		6.000%
Total	$890.0	$879.0
Less: current portion of long-term debt	(14.0)	—
Long-term debt, less current portion	$876.0	$879.0

(1)   A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.

(2)   The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—The Company’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $270.0 million term loan. On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further below. In addition, NCM LLC recorded a non-cash charge of approximately $0.5 million for the write-off of net deferred issuance costs associated with the prior agreement and recorded approximately $0.7 million for certain new fees. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

The Company’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by the Company to the successor lenders, along with any accrued and unpaid fees and interest, by the maturity date of December 31, 2014. The maturity date applicable to the remaining outstanding principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion held by Lehman of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 26, 2013 was 2.44%.

Term Loans— In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of December 26, 2013 was 2.92%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 26, 2013, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 26, 2013, the Company’s net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing

January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 26, 2013.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 26, 2013.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of December 26, 2013 are as follows (in millions):

Year	Amount
2014	$14.0
2015	—
2016	—
2017	6.0
2018	—
Thereafter	870.0
Total	$890.0

8. SHARE-BASED COMPENSATION

The NCM, Inc. 2007 Equity Incentive Plan reserves 12,876,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 4,371,729 remain available for future grants as of December 26, 2013. The management services agreement provides that the Company may participate in the Equity Incentive Plan. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

Compensation Cost—The Company recognized $5.9 million, $9.0 million and $11.8 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, of share-based compensation expense and $0.1 million, $0.2 million and $0.2 million was capitalized during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee — managing member in the accompanying Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $3.2 million, $4.3 million, $4.8 million, $5.6 million and $2.0 million for the years ended December 26, 2013, December 27, 2012, December 29, 2011, December 30, 2010 and December 31, 2009.

No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-

GAAP targets as of December 26, 2013. As of December 26, 2013, unrecognized compensation cost related to unvested options was approximately $1.0 million, which will be recognized over a weighted average remaining period of 1.0 years. As of December 26, 2013, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $7.2 million, which will be recognized over a weighted average remaining period of 2.1 years.

Stock Options— A summary of option award activity under the Equity Incentive Plan as of December 26, 2013, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 27, 2012	4,984,952	$16.13
Granted	—	—
Exercised	(1,488,059)	13.69
Forfeited	(333,530)	17.75
Expired	(106,781)	19.79
Outstanding as of December 26, 2013	3,056,582	$17.02	6.8	$9.6
Exercisable as of December 26, 2013	2,325,589	$17.47	6.6	$6.3
Vested and expected to vest as of December 26, 2013	3,044,836	$17.02	6.8	$9.5

The weighted average grant date fair value of granted options was $4.1 and $3.8 for the years ended December 27, 2012 and December 29, 2011, respectively. The intrinsic value of options exercised during the year was $6.1 million, $1.4 million and $1.5 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The total fair value of awards vested during the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $4.9 million, $7.8 million and $6.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on NCM, Inc.’s stock, historical volatility of NCM, Inc.’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 26, 2013, December 27, 2012 and December 29, 2011:

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Expected term (in years)	(1)	6.0	6.0
Risk free interest rate	(1)	0.8%-1.1%	1.2%-2.4%
Expected volatility	(1)	53.2%-54.6%	30.0%-53.6%
Dividend yield	(1)	5.5%	3.8%-4.0%

(1)     The Company did not grant stock options during the year ended December 26, 2013.

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends (excluding extraordinary) and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2011, 2012 and 2013 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

The weighted average grant date fair value of non-vested stock was $15.17, $13.23 and $17.66 for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The total fair value of awards vested was $7.5 million, $6.9 million and $1.8 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

As of December 26, 2013, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 833,004.

A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of December 26, 2013, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 27, 2012	1,707,128	$15.30
Granted	918,548	15.17
Vested	(360,528)	16.88
Forfeited	(190,282)	15.95
Non-vested balance as of December 26, 2013	2,074,866	$14.91

9. EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $1.0 million and $0.9 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

10. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, was $2.3 million, $2.3 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 26, 2013 are as follows (in millions):

Year	Minimum Lease Payments
2014	$2.6
2015	2.6
2016	2.6
2017	2.0
2018	1.7
Thereafter	4.1
Total	$15.6

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $42.4 million over the remaining terms of the network affiliate agreements. As of December 26, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

11. FAIR VALUE MEASUREMENTS

Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable —As described in Note 1— Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

As of December 26, 2013 and December 27, 2012, the Company had other investments of $1.1 million and $0.8 million, respectively. These investments are generally valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

As of December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 2 — Divestiture. These notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 26, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.5	$265.0	$265.8
Senior Unsecured Notes	200.0	220.4	200.0	222.0
Senior Secured Notes	400.0	414.0	400.0	425.5

(1)              The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loans. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loans are unhedged and as of December 26, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities.

During the year ended December 27, 2012, the Company paid breakage fees of $63.4 million which represented the settlement of the Company’s loss position on its interest rate swap agreements. The swaps were terminated with the Company in a loss position and therefore, the Company paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $63.4 million in payments by recording a loss on swap terminations of $26.7 million in the Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during the Company’s refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in Accumulated Other Comprehensive Income (“AOCI”) of $26.7 million into earnings in accordance with ASC 815— Derivatives and Hedging (“ASC 815”). The remainder of the breakage fees, or $36.7 million, was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of December 26, 2013, there was approximately $11.6 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI. The Company estimates approximately $10.0 million will be amortized to earnings in the next twelve months.

During the years ended December 27, 2012 and December 29, 2011, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

	Unrealized Gain Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011	December 26, 2013	December 27, 2012	December 29, 2011
Interest Rate Swaps	$10.3	$26.0	$(18.1)	$—	$(9.1)	$(19.5)

The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 26, 2013	December 27, 2012	December 29, 2011
Realized loss on derivative instruments	Interest on borrowings	$—	$(5.1)	$(6.5)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	3.0	—
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(10.3)	(4.0)	(1.3)
Total		$(10.3)	$(6.1)	$(7.8)

The changes in AOCI by component for the year ended December 26, 2013 were as follows (in millions):

	Year Ended	Income Statement
	December 26, 2013	Location
Balance at beginning of period	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	10.3	Amortization of terminated derivatives
Total amounts reclassified from AOCI	10.3
Net other comprehensive income	10.3
Balance at end of period	$(11.6)

13. SEGMENT REPORTING

Advertising revenue accounted for 92.1%, 91.2% and 88.7%, of revenue for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The following table presents revenue less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4
Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other non-operating costs	—	—	90.2	90.2
Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$101.6

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	58.9	58.9
Income (loss) before income taxes	$254.4	$6.4	$(126.0)	$134.8

The following is a summary of revenue by category (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
National advertising revenue	$295.0	$288.7	$267.6
Local advertising revenue	89.9	81.1	80.6
Founding member advertising revenue from beverage concessionaire agreements	41.4	39.7	38.0
Fathom Consumer revenue	34.4	34.2	35.0
Fathom Business revenue	2.1	5.1	14.2
Total revenue	$462.8	$448.8	$435.4

14. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.5	$4.3	$3.7
Provision for bad debt	2.1	1.2	2.1
Write-offs, net	(0.9)	(1.0)	(1.5)
Balance at end of period	$5.7	$4.5	$4.3

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 26, 2013 and December 27, 2012 (in millions):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82.2	$122.8	$135.1	$122.7
Operating expenses	60.6	64.8	67.7	67.7
Operating income	21.6	58.0	67.4	55.0
Net income (1)	5.6	41.1	51.8	64.4

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Net income (2)	3.2	1.8	62.9	33.1

(1)              During the fourth quarter of 2013, the Company recorded a gain of $25.4 million related to the sale of Fathom Events. Refer to Note 2—Divestiture.

(2)              During the second quarter of 2012, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. Refer to Note 12- Derivative Instruments and Hedging Activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 14, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	Chairman of the Board of Directors	March 14, 2014
Michael L. Campbell

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	March 14, 2014
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal	March 14, 2014
David H. Ownby	Financial Officer and Principal Accounting Officer)

/s/ THOMAS D. BELL, JR.	Director	March 14, 2014
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 14, 2014
Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	March 14, 2014
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 14, 2014
David Keyte

/s/ LEE M. THOMAS	Director	March 14, 2014
Lee M. Thomas

/s/ JACK TYRRELL	Director	March 14, 2014
Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	March 14, 2014
Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	March 14, 2014
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

99.1	Consent of National CineMedia, LLC

The Financial Statements of National CineMedia, LLC are filed under Item 15(c).