Form 10-Q
period 2014-03-27
REGAL ENTERTAINMENT GROUP
filed 2014-05-06
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2014

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
Yes ☐ No ☒

Class A Common Stock—132,469,456 shares outstanding at May 1, 2014

Class B Common Stock—23,708,639 shares outstanding at May 1, 2014

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 27, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$476.3	$280.9
Trade and other receivables	32.1	122.8
Income tax receivable	7.0	6.6
Inventories	17.7	19.0
Prepaid expenses and other current assets	21.7	19.3
Deferred income tax asset	16.6	16.5
TOTAL CURRENT ASSETS	571.4	465.1
PROPERTY AND EQUIPMENT:
Land	138.7	139.0
Buildings and leasehold improvements	2,074.8	2,074.1
Equipment	965.3	948.5
Construction in progress	5.3	6.7
Total property and equipment	3,184.1	3,168.3
Accumulated depreciation and amortization	(1,706.7)	(1,658.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,477.4	1,509.6
GOODWILL	320.4	320.4
INTANGIBLE ASSETS, NET	56.7	57.7
DEFERRED INCOME TAX ASSET	32.4	32.6
OTHER NON-CURRENT ASSETS	329.0	319.3
TOTAL ASSETS	$2,787.3	$2,704.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$29.7	$29.8
Accounts payable	135.6	170.2
Accrued expenses	57.6	86.6
Deferred revenue	190.7	181.8
Interest payable	15.2	38.0
TOTAL CURRENT LIABILITIES	428.8	506.4
LONG-TERM DEBT, LESS CURRENT PORTION	2,382.8	2,187.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	77.3	80.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	12.5	13.0
NON-CURRENT DEFERRED REVENUE	427.4	424.8
OTHER NON-CURRENT LIABILITIES	209.7	207.9
TOTAL LIABILITIES	3,538.5	3,420.0
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,465,968 and 132,120,854 shares issued and outstanding at March 27, 2014 and December 26, 2013, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 27, 2014 and December 26, 2013	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(784.0)	(782.9)
Retained earnings	36.3	71.8
Accumulated other comprehensive loss, net	(1.5)	(2.4)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(749.1)	(713.4)
Noncontrolling interest	(2.1)	(1.9)
TOTAL DEFICIT	(751.2)	(715.3)
TOTAL LIABILITIES AND DEFICIT	$2,787.3	$2,704.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except share and per share data)

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
REVENUES:
Admissions	$489.6	$436.6
Concessions	200.7	171.8
Other operating revenues	36.6	34.4
TOTAL REVENUES	726.9	642.8
OPERATING EXPENSES:
Film rental and advertising costs	255.0	215.9
Cost of concessions	26.3	23.9
Rent expense	104.6	99.6
Other operating expenses	201.1	183.6
General and administrative expenses (including share-based compensation of $1.9 and $2.3 for the quarters ended March 27, 2014 and March 28, 2013, respectively)	18.6	18.0
Depreciation and amortization	51.4	47.2
Net gain on disposal and impairment of operating assets	(0.4)	(2.6)
TOTAL OPERATING EXPENSES	656.6	585.6
INCOME FROM OPERATIONS	70.3	57.2
OTHER EXPENSE (INCOME):
Interest expense, net	34.3	34.9
Loss on extinguishment of debt	51.9	—
Earnings recognized from NCM	(13.3)	(9.8)
Other, net	(3.2)	(5.5)
TOTAL OTHER EXPENSE, NET	69.7	19.6
INCOME BEFORE INCOME TAXES	0.6	37.6
PROVISION FOR INCOME TAXES	1.9	15.2
NET INCOME (LOSS)	(1.3)	22.4
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.1	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(1.2)	$22.5
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,283	154,723
Diluted	155,283	155,533
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$(0.01)	$0.15
Diluted	$(0.01)	$0.14
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
NET INCOME (LOSS)	$(1.3)	$22.4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	0.3	0.9
Change in fair value of available for sale securities	0.9	1.6
Reclassification adjustment for gain on sale of available for sale securities recognized in net loss	(0.1)	—
Change in fair value of equity method investee interest rate swap transactions	(0.2)	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	0.9	2.5
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAX	(0.4)	24.9
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	0.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(0.3)	$25.0

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1.3)	$22.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51.4	47.2
Amortization of debt discount and premium, net	—	(0.1)
Amortization of debt acquisition costs	1.2	0.9
Share-based compensation expense	1.9	2.3
Deferred income tax provision (benefit)	0.1	(1.5)
Net gain on disposal and impairment of operating assets	(0.4)	(2.6)
Equity in income of non-consolidated entities	(2.2)	(5.1)
Excess cash distribution on NCM shares	7.2	2.5
Loss on extinguishment of debt	51.9	—
Gain on sale of available for sale securities	(0.6)	—
Non-cash rent expense	1.1	1.4
Changes in operating assets and liabilities:
Trade and other receivables	90.4	71.8
Inventories	1.3	1.7
Prepaid expenses and other assets	(2.1)	(7.5)
Accounts payable	(25.9)	(19.9)
Income taxes payable	(0.4)	15.0
Deferred revenue	5.4	14.4
Accrued expenses and other liabilities	(51.0)	(32.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	128.0	110.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.1)	(23.9)
Proceeds from disposition of assets	1.7	3.5
Investment in non-consolidated entities	—	(3.2)
Distributions to partnership	(0.1)	(0.1)
Proceeds from sale of available for sale securities	2.3	—
NET CASH USED IN INVESTING ACTIVITIES	(25.2)	(23.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(35.5)	(34.0)
Payments on long-term obligations	(7.2)	(9.1)
Proceeds from stock option exercises	—	0.6
Cash paid for tax withholdings and other	(3.8)	(3.3)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	775.0	—
Cash used to repurchase Regal 9 1/8% Senior Notes	(240.5)	—
Cash used to repurchase Regal 8 5/8% Senior Notes	(381.0)	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	—	250.0
Payment of debt acquisition costs	(14.4)	(5.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	92.6	198.7
NET INCREASE IN CASH AND CASH EQUIVALENTS	195.4	285.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	280.9	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$476.3	$395.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2.6	$0.3
Cash paid for interest	$56.2	$57.2
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$5.9	$33.8
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 27, 2014 AND MARCH 28, 2013

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

Regal operates the largest theatre circuit in the United States, consisting of 7,381 screens in 578 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of March 27, 2014. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. The quarters ended March 27, 2014 and March 28, 2013 were both 13-week periods.

For a discussion of significant transactions that have occurred through December 26, 2013, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 24, 2014 with the Securities and Exchange Commission (the "Commission") (File No. 1-31315) for the fiscal year ended December 26, 2013 (the "2013 Audited Consolidated Financial Statements"). For a summary of our significant accounting policies, please refer to Note 2 to the 2013 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2014 and the unaudited condensed consolidated statements of income (loss), comprehensive income (loss), and cash flows for the quarters ended March 27, 2014 and March 28, 2013 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 26, 2013 unaudited condensed consolidated balance sheet information is derived from the 2013 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 27, 2014 are not necessarily indicative of the operating results that may be achieved for the full 2014 fiscal year.

2. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM").  National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which include us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). The formation of National CineMedia, related IPO of National CineMedia, Inc. ("NCM, Inc.") and other related transactions are further described in Note 4 to the 2013 Audited Consolidated Financial Statements.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets. From time to time, the Company receives additional newly issued common units of National CineMedia ("Additional

Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in Accounting Standards Codification ("ASC") 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2013 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 27, 2014:

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$—	$—	$—
Receipt of additional common units(1)	5.9	(5.9)	—	—	—
Receipt of excess cash distributions(2)	(3.6)	—	9.8	(6.2)	—
Receipt under tax receivable agreement(2)	(3.6)	—	11.2	(7.6)	—
Revenues earned under ESA(3)	—	—	3.6	—	(3.6)
Amortization of deferred revenue(4)	—	2.3	—	—	(2.3)
Equity loss attributable to additional common units(5)	(0.5)	—	—	0.5	—
Balance as of and for the period ended March 27, 2014	$156.7	$(435.8)	$24.6	$(13.3)	$(5.9)
 ________________________________

(1)
On March 13, 2014, we received from National CineMedia approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 13, 2014, the Company recorded an increase to its investment in National CineMedia of $5.9 million with a corresponding increase to deferred revenue. The deferred revenue is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Initial Investment Tranche and Additional Investments Tranche and increased our ownership share in National CineMedia to 25.8 million common units. As a result, on a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of March 27, 2014.

(2)
During the quarters ended March 27, 2014 and March 28, 2013, the Company received $21.0 million and $12.6 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA, (including payments of $11.2 million and $4.6 million received under the tax receivable agreement described in Note 4 to the 2013 Audited Consolidated Financial Statements of the Company). Approximately $7.2 million and $2.5 million of these cash distributions received during the quarters ended March 27, 2014 and March 28, 2013, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $3.6 million and $3.0 million for the quarters ended March 27, 2014 and March 28, 2013, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $3.5 million and $3.4 million for the quarters ended March 27, 2014 and March 28, 2013, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenue. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(5)
Amounts represent the Company’s share in the net loss of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements.

In addition, as of March 27, 2014, approximately $2.3 million and $1.1 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 26, 2013, approximately $4.1 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Summarized unaudited consolidated statements of income information for National CineMedia for the quarters ended December 26, 2013 and December 27, 2012 is as follows (in millions):

	Quarter Ended December 26, 2013	Quarter Ended December 27, 2012
Revenues	$122.7	$115.9
Income from operations	55.0	51.4
Net income	64.4	33.1

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarter ended March 27, 2014.

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of March 27, 2014 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the quarter ended March 27, 2014 is as follows (in millions):

Balance as of December 26, 2013	$101.6
Equity in earnings of DCIP(1)	5.4
Change in fair value of equity method investee interest rate swap transactions	(0.3)
Balance as of March 27, 2014	$106.7
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income (loss).

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. As of March 27, 2014, under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and was, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require the Company and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  As of March 27, 2014, the Company considered both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. Subsequent to the quarter ended March 27, 2014, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system as discussed further under Note 12—"Subsequent Events." The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the quarters ended March 27, 2014 and March 28, 2013, the Company incurred total rent of approximately $3.7 million and $3.6 million, respectively, associated with the leased digital projection systems.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters ended March 31, 2014 and March 31, 2013 is as follows (in millions):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Net revenues	$42.7	$43.1
Income from operations	24.3	26.6
Net income	5.5	11.8

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of March 27, 2014 and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company did not provide for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014 since the amount of excess losses incurred through March 27, 2014 exceeded its initial $30.0 million commitment by approximately $6.1 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the quarter ended March 27, 2014 is as follows (in millions):

Balance as of December 26, 2013	$(7.1)
Equity in loss attributable to Open Road Films(1)	(2.9)
Balance as of March 27, 2014	$(10.0)
________________________________

(1)
Represents the Company’s recorded share of the net loss of Open Road Films. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income (loss).

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters ended March 31, 2014 and March 31, 2013 is as follows (in millions):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Revenues	$41.6	$65.2
Loss from operations	(16.8)	(7.0)
Net loss	(17.4)	(7.7)

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  On March 11, 2014, the Company sold 200,000 shares of RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments."

In connection with the sale, the Company received approximately $2.3 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $0.6 million. Such gain is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income (loss) for the quarter ended March 27, 2014. The carrying value of the Company’s investment in RealD, Inc. as of March 27, 2014 was approximately $6.7 million. See Note 11—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets."

Investment in AC JV, LLC
On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.33 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, National CineMedia entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for certain facilities services, creative services, technical event services, event management services and other specified costs to the new entity for a period of nine months following the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The carrying value of the Company's investment in AC JV was approximately $7.0 million as of March 27, 2014.

3. ACQUISITIONS

Acquisition of Hollywood Theaters

On March 29, 2013, Regal completed the acquisition of Hollywood Theaters, whereby it acquired a total of 43 theatres with 513 screens for an aggregate net cash purchase price of $194.4 million. In addition, the Company assumed approximately $47.9 million of capital lease and lease financing obligations, and certain working capital. The cash portion of the purchase price included repayment of approximately $167.0 million of the sellers’ debt. The acquisition of Hollywood Theaters enhanced the Company’s presence in 16 states and 3 U.S. territories. The Company incurred approximately $3.0 million in transaction costs in connection with this transaction. The aggregate net cash purchase price was allocated to the identifiable assets acquired and liabilities assumed for each of the respective theatre locations based on their estimated fair values at the date of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management's judgment after evaluating several factors, including an independent third party valuation. The results of operations of the acquired theatres have been included in the Company's consolidated financial statements for periods subsequent to the acquisition date.

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

The transaction included the assumption of lease financing obligations associated with 14 acquired theatres and various capital lease obligations, which are presented in the Company's consolidated balance sheet as of March 27, 2014. Such obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through December 2030. In addition, the transaction included the acquisition of favorable leases (approximately $34.4 million) and unfavorable leases (approximately $10.7 million), which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately 18 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is not deductible for tax purposes.

4. DEBT OBLIGATIONS

Debt obligations at March 27, 2014 and December 26, 2013 consist of the following (in millions):

	March 27, 2014	December 26, 2013
Regal Cinemas Amended Senior Credit Facility	$975.8	$978.3
Regal 5 3/4% Senior Notes Due 2022	775.0	—
Regal 9 1/8% Senior Notes, including premium	90.2	315.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	43.6	394.6
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.08% as of 3/27/14 maturing in various installments through November 2028	88.4	91.0
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	14.9	16.0
Other	14.4	15.4
Total debt obligations	2,502.3	2,310.7
Less current portion	29.7	29.8
Total debt obligations, less current portion	$2,472.6	$2,280.9

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2013 Audited Consolidated Financial Statements, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse"), and the lenders party thereto (the "Lenders"). The Credit Agreement provides, among other things, for senior secured credit facilities consisting of a term loan facility (the "Term Facility") with an original principal balance of $1,006.0 million and final maturity date in August 2017 and a revolving credit facility (the "Revolving Facility") of up to $85.0 million (the “Revolving Commitment”) with a final maturity date in May 2017.

On April 19, 2013 (the "Second Amendment Date"), Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into an amendment (the "Second Amendment") to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amends the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provides that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans will be either

1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans will be either 2.50% or 2.75%. Among other things, the Second Amendment also amends the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants will only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equals or exceeds 25% of the Revolving Commitment, (ii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iii) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect. As a result of the Second Amendment, the Company recorded a loss on debt extinguishment of approximately $0.4 million.

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

As of March 27, 2014 and December 26, 2013, borrowings of $975.8 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.22% (as of March 27, 2014) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps described below is taken into account.

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The net proceeds from the offering were approximately $760.6 million, after deducting underwriting discounts and offering expenses. Regal used a portion of the net proceeds from the offering to purchase approximately $222.3 million aggregate principal amount of its outstanding 9 1/8% Senior Notes for an aggregate purchase price of approximately $240.5 million pursuant to a cash tender offer for such notes as described below, and $355.8 million aggregate principal amount of Regal Cinemas' outstanding 8 5/8% Senior Notes for an aggregate purchase price of approximately $381.0 million pursuant to a cash tender offer for such notes as described further below. Also on March 11, 2014, the Company and Regal Cinemas each announced their intention to redeem all 9 1/8% Senior Notes and 8 5/8% Senior Notes that remained outstanding following the consummation of the tender offers at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest payable thereon up to, but not including, the redemption date, in accordance with the terms of the indentures governing the 9 1/8% Senior Notes and 8 5/8% Senior Notes.  As discussed further under Note 12—"Subsequent Events," subsequent to the quarter ended March 27, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas using the remaining net proceeds from 5 3/4% Senior Notes Due 2022 and available cash on hand.

The 5 3/4% Senior Notes Due 2022 bear interest at a rate of 5.75% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2014. The 5 3/4% Senior Notes Due 2022 will mature on March 15, 2022. The 5 3/4% Senior Notes Due 2022 are the Company’s senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s future subordinated indebtedness. The 5 3/4% Senior Notes Due 2022 are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries guarantee any of the Company’s obligations with respect to the 5 3/4% Senior Notes Due 2022.

Prior to March 15, 2017, the Company may redeem all or any part of the 5 3/4% Senior Notes Due 2022 at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes Due 2022 in whole or in part at any time on or after March 15, 2017 at the redemption prices specified in the indenture. In addition, prior to March 15, 2017, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes Due 2022 from the net proceeds of certain equity offerings at the redemption price specified in the indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

If the Company undergoes a change of control (as defined in the indenture), holders may require the Company to repurchase all or a portion of their 5 3/4% Senior Notes Due 2022 at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: (i) incur additional indebtedness; (ii) make distributions or certain other restricted payments; (iii) enter into certain transactions with affiliates; (iv) grant liens securing indebtedness; (v) create dividend or other payment restrictions affecting its subsidiaries; and (vi) merge or consolidate with or into other companies or transfer all or substantially all of its assets. These covenants are, however, subject to a number of important limitations and exceptions. The indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.

Regal 9 1/8% Senior Notes— On August 16, 2010, Regal issued $275.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes (the "9 1/8% Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering, after deducting offering expenses paid by the Company, were approximately $269.5 million. The Company used a portion of the net proceeds from the offering to repurchase a portion of the Company's then-outstanding 6 1/4% Convertible Senior Notes.

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

In connection with the issuance of the 5 3/4% Senior Notes Due 2022 described above, on February 25, 2014, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,081.97, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offer, approximately $222.3 million aggregate principal amount of the 9 1/8% Senior Notes was purchased. Total additional consideration paid for the tender offer, including the early tender premium payment, was approximately $18.2 million. The tender offer was financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022 described above. As a result of the tender offer, the Company recorded a $17.8 million loss on extinguishment of debt during the quarter ended March 27, 2014.

Subsequent to the quarter ended March 27, 2014, the remaining 9 1/8% Senior Notes were fully redeemed as discussed further under Note 12—"Subsequent Events."

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

Prior to July 15, 2014, Regal Cinemas may redeem all or any part of the 8 5/8% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. Regal Cinemas may redeem the 8 5/8% Senior Notes in whole or in part at any time on or after July 15, 2014 at the redemption prices specified in the indenture governing the 8 5/8% Senior Notes. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

In connection with the issuance of the 5 3/4% Senior Notes Due 2022 described above, on February 25, 2014, the Company commenced a tender offer to purchase for cash the 8 5/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 8 5/8% Senior Notes tendered was $1,070.73, including an early tender premium payment of $30.00 per $1,000 principal amount of 8 5/8% Senior Notes for those holders who properly tendered their 8 5/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offer, approximately $355.8 million aggregate principal amount of the 8 5/8% Senior Notes was purchased. Total additional consideration paid for the tender offer, including the early tender premium payment, was approximately $25.2 million. The tender offer was financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022 described above. As a result of the tender offer, the Company recorded a $34.1 million loss on extinguishment of debt during the quarter ended March 27, 2014.

Subsequent to the quarter ended March 27, 2014, the remaining 8 5/8% Senior Notes were fully redeemed as discussed further under Note 12—"Subsequent Events."

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

The 5 3/4% Senior Notes Due 2023 bear interest at a rate of 5.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2013. The 5 3/4% Senior Notes Due 2023 will mature on June 15, 2023. The 5 3/4% Senior Notes Due 2023 are the Company’s senior unsecured obligations. They rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s future subordinated indebtedness. The 5 3/4% Senior Notes Due 2023 are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries guarantee any of the Company’s obligations with respect to the 5 3/4% Senior Notes Due 2023.

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

Interest Rate Swaps— As of March 27, 2014, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (maturity dates ranging from June 30, 2015 through December 31, 2016), which require Regal Cinemas to pay interest at fixed rates ranging from 0.817% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $450.0 million of variable rate debt obligations at an effective rate of approximately 3.88% as of March 27, 2014.

Under the terms of the Company’s three effective interest rate swap agreements as of March 27, 2014 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and receives 1-month LIBOR on the next $150.0 million of borrowings under the Term Facility. In addition, the Company will receive 1-month LIBOR on the next $200.0 million of borrowings under the Term Facility once the remaining interest rate swap agreement becomes effective. With respect to the Company's three effective interest rate swap agreements as of March 27, 2014, the 3-month LIBOR rate and the 1-month LIBOR rate on each respective reset date determines the variable portion of the interest rate swaps for the following three-month and one-month periods, respectively. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of March 27, 2014:

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

(3)
During the year ended December 26, 2013, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on June 30, 2015, and a maturity date of June 30, 2018. This swap will require Regal Cinemas to pay interest at a fixed rate of 1.828% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations.

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

Other Long-Term Obligations— Other long-term obligations not explicitly discussed herein are described in Note 5 to the 2013 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of March 27, 2014, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $1.9 million and $15.2 million for the quarters ended March 27, 2014 and March 28, 2013, respectively, reflect effective tax rates of approximately 316.7% and 40.4%, respectively. The increase in the effective tax rate for the quarter ended March 27, 2014 is primarily attributable to the state tax effects of the $51.9 million ($32.6 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes that occurred during the quarter ended March 27, 2014, which was not deductible in certain states. The effective tax rates for the quarters ended March 27, 2014 and March 28, 2013 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 27, 2014 and December 26, 2013 of $34.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

Capital Stock

As of March 27, 2014, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of March 27, 2014, 132,465,968 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 27, 2014, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 27, 2014. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2013 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 27, 2014.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (the "Incentive Plan"), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units," the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.  Readers should refer to Note 9 to the 2013 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of March 27, 2014, 4,619,467 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of March 27, 2014, options to purchase a total of 3,900 shares of Class A common stock were outstanding under the Incentive Plan. There were no stock options granted during the quarters ended March 27, 2014 and March 28, 2013 and no compensation expense related to stock options was recorded during such periods.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the quarter ended March 27, 2014, the unaudited condensed consolidated statement of cash flows reflects no excess tax benefits as financing cash flows and there were no proceeds from the exercise of stock options. There was no income tax benefit realized from stock option exercises was for the same period.  For the quarter ended March 28, 2013, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.6 million for the quarter ended March 28, 2013. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the quarter ended March 27, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	3,900	$13.72	0.49
Outstanding options at end of period	3,900	13.72	0.24
Exercisable options at end of period	3,900	13.72	0.24

Restricted Stock

As described further in Note 9 to the 2013 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the quarter ended March 27, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 8, 2014) was $19.08 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the quarter ended March 27, 2014, the Company withheld approximately 194,061 shares of restricted stock at an aggregate cost of approximately $3.8 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 574,869 restricted stock awards.  In addition, during the quarter ended March 27, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014. These awards are scheduled to fully vest on January 12, 2015, the one year anniversary of the calculation date.

During the quarters ended March 27, 2014 and March 28, 2013, the Company recognized approximately $1.0 million and $1.2 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 27, 2014, we have unrecognized compensation expense of $7.2 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended March 27, 2014:

Unvested at beginning of period	927,261
Granted during the period	227,447
Vested during the period	(574,869)
Forfeited during the period	(19,022)
Conversion of performance shares during the period	330,750
Unvested at end of period	891,567

During the quarter ended March 27, 2014, the Company paid one cash dividend of $0.22 on each share of outstanding restricted stock totaling approximately $0.2 million.  During the quarter ended March 28, 2013, the Company paid one cash dividend of $0.21 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the quarter ended March 27, 2014, 226,471 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2014 proxy statement filed with the Commission on March 21, 2014, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 8, 2017 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 8, 2018 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 9, 2013) was $19.08 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarter ended March 27, 2014 and March 28, 2013, the Company recognized approximately $0.9 million and $1.1 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of March 27, 2014, we have unrecognized compensation expense of $9.0 million associated with performance share units. During the quarter ended March 27, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014.

The following table summarizes information about the Company’s number of performance shares for the quarter ended March 27, 2014:

Unvested at beginning of period	940,767
Granted (based on target) during the period	226,471
Cancelled/forfeited during the period	(17,860)
Conversion to restricted shares during the period	(330,750)
Unvested at end of period	818,628

In connection with the conversion of the above 330,750 performance shares, during the quarter ended March 27, 2014, the Company paid a cumulative cash dividend of $3.52 (representing the sum of all cash dividends paid from January 12, 2011 through January 12, 2014) on each performance share converted, totaling approximately $1.2 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

7. COMMITMENTS AND CONTINGENCIES

The Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant disputes, tax disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. UATC is cooperating with the Regional Board while its petition remains pending before the State Board. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of March 27, 2014. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

8. RELATED PARTY TRANSACTIONS

During each of the quarters ended March 27, 2014 and March 28, 2013, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during each of the quarters ended March 27, 2014 and March 28, 2013, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended March 27, 2014 and March 28, 2013, the Company received approximately $0.1 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 2—"Investments" for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

9. EARNINGS (LOSS) PER SHARE

We compute earnings (loss) per share of Class A and Class B common stock using the two-class method.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period. Potential common stock equivalents consist of the incremental common shares issuable upon the exercise of common stock options, or vesting of restricted stock and performance share units. The dilutive effect of outstanding stock options, restricted stock and performance share units is reflected in diluted earnings (loss) per share by application of the treasury-stock method. In addition, the computation of the diluted earnings (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted earnings (loss) per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended March 27, 2014			Quarter Ended March 28, 2013
	Class A		Class B	Class A	Class B
Basic earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss)	$(1.0)		$(0.2)	$19.0	$3.5
Denominator:
Weighted average common shares outstanding (in thousands)	131,574		23,709	131,014	23,709
Basic earnings (loss) per share	$(0.01)		$(0.01)	$0.15	$0.15
Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(1.0)		$(0.2)	$19.0	$3.5
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(0.2)		—	3.5	—
Reallocation of undistributed earnings (loss) to Class B shares for effect of other dilutive securities	—		—	—	(0.1)
Allocation of undistributed earnings (loss)	$(1.2)		$(0.2)	$22.5	$3.4
Denominator:
Number of shares used in basic computation (in thousands)	131,574		23,709	131,014	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709		—	23,709	—
Stock options	—	(1)	—	4	—
Restricted stock and performance shares	—	(1)	—	806	—
Number of shares used in per share computations (in thousands)	155,283		23,709	155,533	23,709
Diluted earnings (loss) per share	$(0.01)		$(0.01)	$0.14	$0.14
_______________________________________________________________________________
(1) No amount reported as the impact on earnings (loss) per share of Class A common stock would have been antidilutive.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC Topic 740, Income Taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 became effective for the Company as of the beginning of fiscal 2014 and has been applied prospectively.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 27, 2014:

		Fair Value Measurements at March 27, 2014 Using
	Total Carrying Value at March 27, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available for sale(1)	$6.7	$6.7	$—	$—
Total assets at fair value	$6.7	$6.7	$—	$—
Liabilities:
Interest rate swaps(2)	$6.0	$—	$6.0	$—
Total liabilities at fair value	$6.0	$—	$6.0	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. During the quarter ended March 27, 2014, the Company sold 200,000 shares of RealD, Inc. common stock at a price of $11.27 per share. In connection with the sale, the Company received approximately $2.3 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $0.6 million. During the quarter ended March 27, 2014, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $0.3 million and a corresponding net increase to "Accumulated other comprehensive loss, net" of $0.8 million, net of tax. The fair value of the remaining 622,780 RealD, Inc. common shares held as of March 27, 2014 was $6.7 million, based on the publicly traded common stock price of RealD, Inc. as of March 27, 2014 of $10.79 per share.

(2)
The fair value of the Company’s interest rate swaps described in Note 4—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of March 27, 2014, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(6.0) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $0.8 million) and "Accrued expenses" (approximately $5.2 million) with a corresponding amount of $(3.7) million, net of tax, recorded to "Accumulated other comprehensive loss, net."  As of December 26, 2013, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(6.6) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $1.6 million) and "Accrued expenses" (approximately $5.0 million) with a corresponding amount of $(4.0) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters ended March 27, 2014 and March 28, 2013 and accordingly, the net gain on the swaps of $0.3 million and $0.9 million, respectively, were reported as a component of other comprehensive income for the quarters ended March 27, 2014 and March 28, 2013.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters ended March 27, 2014 and March 28, 2013.

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

Long-Lived Assets, Intangible Assets and Other Investments

As further described in Note 2 to the 2013 Audited Consolidated Financial Statements and incorporated by reference herein, the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $0.4 million and $0.0 million, respectively, for the quarters ended March 27, 2014 and March 28, 2013.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters ended March 27, 2014 and March 28, 2013.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of March 27, 2014 and December 26, 2013. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 9 1/8% Senior Notes, the 8 5/8% Senior Notes, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of March 27, 2014 and, for the 9 1/8% Senior Notes and the 8 5/8% Senior Notes, December 26, 2013. The aggregate carrying values and fair values of long-term debt at March 27, 2014 and December 26, 2013 consist of the following:

	March 27, 2014	December 26, 2013
	(in millions)
Carrying value	$2,384.6	$2,188.3
Fair value	$2,425.3	$2,238.5

12. SUBSEQUENT EVENTS

DCIP Financing Transaction

On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions discussed in Note 2—"Investments" was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described in Note 2—"Investments." DCIP incurred a loss on debt extinguishment of approximately $6.0 million as a result of the debt repayment, which is included in DCIP's net income for the quarter ended March 31, 2014 (see Note 2—"Investments"). Due to the fact that Regal's first quarter of fiscal 2014 ended on March 27, 2014, Regal will record its pro rata share of such loss during the second quarter of fiscal 2014.

Redemption of 9 1/8% Senior Notes and 8 5/8% Senior Notes

During the quarter ended March 27, 2014, the Company and Regal Cinemas each announced their intention to redeem all 9 1/8% Senior Notes and 8 5/8% Senior Notes that remained outstanding following the consummation of the tender offers at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest payable thereon up to, but not including, the redemption date, in accordance with the terms of the indentures governing the 9 1/8% Senior Notes and 8 5/8% Senior Notes.

On April 10, 2014 (the “Redemption Date”), the Company redeemed all of the 9 1/8% Senior Notes remaining issued and outstanding as of such date (approximately $89.1 million aggregate principal amount) at a price equal to $1,074.97 for each

$1,000 principal amount of 9 1/8% Senior Notes, plus accrued and unpaid interest of $13.94 per $1,000 principal amount of 9 1/8% Senior Notes. The aggregate amount paid to the holders of the 9 1/8% Senior Notes totaled approximately $97.0 million.

Also on the Redemption Date, Regal Cinemas redeemed all of the 8 5/8% Senior Notes remaining issued and outstanding as of such date (approximately $44.2 million aggregate principal amount) at a price equal to $1,064.12 for each $1,000 principal amount of 8 5/8% Senior Notes, plus accrued and unpaid interest of $20.36 per $1,000 principal amount of 8 5/8% Senior Notes. The aggregate amount paid to the holders of the 8 5/8% Senior Notes totaled approximately $47.9 million.

The Company used the remaining net proceeds from the 5 3/4% Senior Notes Due 2022 and available cash on hand to fund the redemptions.

Quarterly Dividend Declaration

On April 24, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 13, 2014, to stockholders of record on June 3, 2014.

NCM, Inc. Announces Acquisition of Screenvision, LLC

On May 5, 2014, NCM, Inc. announced that it has entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share).  Consummation of the transaction is subject to antitrust clearance and other customary closing conditions.

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

(vi)	Regal and its subsidiaries on a consolidated basis.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 27, 2014
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$401.1	$75.2	$—	$476.3
Trade and other receivables	—	—	38.7	0.4	—	39.1
Other current assets	—	—	49.4	7.4	(0.8)	56.0
TOTAL CURRENT ASSETS	—	—	489.2	83.0	(0.8)	571.4
Property and equipment, net	20.0	—	1,433.3	36.4	(12.3)	1,477.4
Goodwill and intangible assets, net	—	—	370.0	7.1	—	377.1
Deferred income tax asset	2.6	—	53.0	—	(23.2)	32.4
Other non-current assets	611.8	1,620.3	2,066.8	75.1	(4,045.0)	329.0
TOTAL ASSETS	$634.4	$1,620.3	$4,412.3	$201.6	$(4,081.3)	$2,787.3
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.3	$12.6	$14.5	$15.3	$(15.0)	$29.7
Accounts payable	0.4	—	125.2	10.0	—	135.6
Accrued expenses and other liabilities	10.5	5.4	242.0	6.4	(0.8)	263.5
TOTAL CURRENT LIABILITIES	13.2	18.0	381.7	31.7	(15.8)	428.8
Long-term debt, less current portion	1,369.0	1,006.9	6.9	—	—	2,382.8
Lease financing arrangements, less current portion	—	—	77.3	—	—	77.3
Capital lease obligations, less current portion	—	—	12.1	0.4	—	12.5
Deferred income tax liability	—	—	—	23.2	(23.2)	—
Other liabilities	1.3	—	607.4	28.4	—	637.1
TOTAL LIABILITIES	1,383.5	1,024.9	1,085.4	83.7	(39.0)	3,538.5
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(749.1)	595.4	3,329.2	117.7	(4,042.3)	(749.1)
Noncontrolling interest	—	—	(2.3)	0.2	—	(2.1)
TOTAL EQUITY (DEFICIT)	(749.1)	595.4	3,326.9	117.9	(4,042.3)	(751.2)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$634.4	$1,620.3	$4,412.3	$201.6	$(4,081.3)	$2,787.3

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 26, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$199.7	$81.2	$—	$280.9
Trade and other receivables, net	—	—	127.4	2.0	—	129.4
Other current assets	—	—	51.2	3.6	—	54.8
TOTAL CURRENT ASSETS	—	—	378.3	86.8	—	465.1
Property and equipment, net	20.1	—	1,463.8	38.0	(12.3)	1,509.6
Goodwill and other intangible assets, net	—	—	371.0	7.1	—	378.1
Deferred income tax asset	2.6	—	53.2	—	(23.2)	32.6
Other non-current assets	106.1	1,490.4	1,634.1	70.3	(2,981.6)	319.3
TOTAL ASSETS	$128.8	$1,490.4	$3,900.4	$202.2	$(3,017.1)	$2,704.7
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of debt obligations	$2.2	$12.5	$14.8	$15.3	$(15.0)	$29.8
Accounts payable	0.9	—	159.7	9.6	—	170.2
Accrued expenses and other liabilities	17.5	20.5	260.3	8.1	—	306.4
TOTAL CURRENT LIABILITIES	20.6	33.0	434.8	33.0	(15.0)	506.4
Long-term debt, less current portion	820.4	1,360.4	6.9	—	—	2,187.7
Lease financing arrangements, less current portion	—	—	80.2	—	—	80.2
Capital lease obligations, less current portion	—	—	12.5	0.5	—	13.0
Deferred income tax liability	—	—	—	23.2	(23.2)	—
Other liabilities	1.2	—	603.0	28.5	—	632.7
TOTAL LIABILITIES	842.2	1,393.4	1,137.4	85.2	(38.2)	3,420.0
EQUITY (DEFICIT):
Stockholders’ equity (deficit) of Regal Entertainment Group	(713.4)	97.0	2,765.3	116.6	(2,978.9)	(713.4)
Noncontrolling interest	—	—	(2.3)	0.4	—	(1.9)
TOTAL EQUITY (DEFICIT)	(713.4)	97.0	2,763.0	117.0	(2,978.9)	(715.3)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$128.8	$1,490.4	$3,900.4	$202.2	$(3,017.1)	$2,704.7

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) INFORMATION
QUARTER ENDED MARCH 27, 2014
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$677.1	$51.1	$(1.3)	$726.9
OPERATING EXPENSES:
Film rental and advertising costs	—	—	238.2	16.8	—	255.0
Cost of concessions	—	—	23.9	2.4	—	26.3
Rent expense	—	—	96.0	9.2	(0.6)	104.6
Other operating expenses	—	—	184.6	16.5	—	201.1
General and administrative expenses	0.2	—	18.2	1.6	(1.4)	18.6
Depreciation and amortization	0.1	—	49.3	2.0	—	51.4
Net (gain) loss on disposal and impairment of operating assets	—	—	(0.5)	0.1	—	(0.4)
TOTAL OPERATING EXPENSES	0.3	—	609.7	48.6	(2.0)	656.6
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	67.4	2.5	0.7	70.3
OTHER EXPENSE (INCOME):
Interest expense, net	15.7	16.0	2.4	0.2	—	34.3
Loss on extinguishment of debt	17.8	34.1	—	—	—	51.9
Earnings recognized from NCM	—	—	(13.3)	—	—	(13.3)
Other, net	(19.9)	(55.0)	(34.1)	—	105.8	(3.2)
TOTAL OTHER EXPENSE (INCOME), NET	13.6	(4.9)	(45.0)	0.2	105.8	69.7
INCOME (LOSS) BEFORE INCOME TAXES	(13.9)	4.9	112.4	2.3	(105.1)	0.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(12.7)	(14.4)	27.9	1.1	—	1.9
NET INCOME (LOSS)	(1.2)	19.3	84.5	1.2	(105.1)	(1.3)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(1.2)	$19.3	$84.6	$1.2	$(105.1)	$(1.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
QUARTER ENDED MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
REVENUES	$—	$—	$596.5	$47.5	$(1.2)	$642.8
OPERATING EXPENSES:
Film rental and advertising costs	—	—	200.6	15.3	—	215.9
Cost of concessions	—	—	21.6	2.3	—	23.9
Rent expense	—	—	91.0	9.3	(0.7)	99.6
Other operating expenses	—	—	167.8	15.8	—	183.6
General and administrative expenses	0.2	—	17.6	1.5	(1.3)	18.0
Depreciation and amortization	0.1	—	44.8	2.3	—	47.2
Net gain on disposal and impairment of operating assets and other	—	—	(2.6)	—	—	(2.6)
TOTAL OPERATING EXPENSES	0.3	—	540.8	46.5	(2.0)	585.6
INCOME (LOSS) FROM OPERATIONS	(0.3)	—	55.7	1.0	0.8	57.2
OTHER EXPENSE (INCOME):
Interest expense, net	14.7	18.7	1.2	0.3	—	34.9
Earnings recognized from NCM	—	—	(9.8)	—	—	(9.8)
Other, net	(31.7)	(47.1)	(19.4)	—	92.7	(5.5)
TOTAL OTHER EXPENSE (INCOME), NET	(17.0)	(28.4)	(28.0)	0.3	92.7	19.6
INCOME BEFORE INCOME TAXES	16.7	28.4	83.7	0.7	(91.9)	37.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(5.7)	(2.5)	22.9	0.5	—	15.2
NET INCOME	22.4	30.9	60.8	0.2	(91.9)	22.4
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	—	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$22.4	$30.9	$60.9	$0.2	$(91.9)	$22.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION
QUARTER ENDED MARCH 27, 2014
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET INCOME (LOSS)	$(1.2)	$19.3	$84.5	$1.2	$(105.1)	$(1.3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	0.3	0.3	—	—	(0.3)	0.3
Change in fair value of available for sale securities	0.9	0.9	0.9	—	(1.8)	0.9
Reclassification adjustment for gain on sale of available for sale securities recognized in net income (loss)	(0.1)	(0.1)	(0.1)	—	0.2	(0.1)
Change in fair value of equity method investee interest rate swap transactions	(0.2)	(0.2)	(0.2)	—	0.4	(0.2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.9	0.9	0.6	—	(1.5)	0.9
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAX	(0.3)	20.2	85.1	1.2	(106.6)	(0.4)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(0.3)	$20.2	$85.2	$1.2	$(106.6)	$(0.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION
QUARTER ENDED MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET INCOME	$22.4	$30.9	$60.8	$0.2	$(91.9)	$22.4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of interest rate swap transactions	0.9	0.9	—	—	(0.9)	0.9
Change in fair value of available for sale securities	1.6	1.6	1.6	—	(3.2)	1.6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	2.5	2.5	1.6	—	(4.1)	2.5
TOTAL COMPREHENSIVE INCOME, NET OF TAX	24.9	33.4	62.4	0.2	(96.0)	24.9
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	—	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$24.9	$33.4	$62.5	$0.2	$(96.0)	$25.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
QUARTER ENDED MARCH 27, 2014
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4.3)	$—	$137.6	$(5.3)	$—	$128.0
Cash Flows from Investing Activities:
Capital expenditures	—	—	(28.4)	(0.7)	—	(29.1)
Proceeds from disposition of assets	—	—	1.7	—	—	1.7
Investment in non-consolidated entities and other	—	—	(0.1)	—	—	(0.1)
Proceeds from sale of available for sale securities	—	—	2.3	—	—	2.3
NET CASH USED IN INVESTING ACTIVITIES	—	—	(24.5)	(0.7)	—	(25.2)
Cash Flows from Financing Activities:
Cash used to pay dividends	(35.5)	—	—	—	—	(35.5)
Cash received (paid) to/from REG Parent Company	(475.4)	475.4	—	—	—	—
Cash received (paid) to/from subsidiary	—	(475.4)	475.4	—	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	775.0	—	—	—	—	775.0
Cash used to repurchase Regal 9 1/8% Senior Notes	(240.5)	—	—	—	—	(240.5)
Cash used to repurchase Regal Cinemas 8 5/8% Senior Notes	—	—	(381.0)	—	—	(381.0)
Payments on long-term obligations	(1.1)	—	(6.1)	—	—	(7.2)
Payment of debt acquisition costs	(14.4)	—	—	—	—	(14.4)
Cash paid for tax withholdings	(3.8)	—	—	—	—	(3.8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4.3	—	88.3	—	—	92.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	201.4	(6.0)	—	195.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	199.7	81.2	—	280.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$401.1	$75.2	$—	$476.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
QUARTER ENDED MARCH 28, 2013
(in millions)

	REG Parent Company	RCC Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11.1	$—	$101.6	$(1.8)	$—	$110.9
Cash Flows from Investing Activities:
Capital expenditures	—	—	(22.4)	(1.5)	—	(23.9)
Proceeds from disposition of assets	—	—	3.4	0.1	—	3.5
Investment in non-consolidated entities and other	—	—	(3.3)	—	—	(3.3)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(22.3)	(1.4)	—	(23.7)
Cash Flows from Financing Activities:
Cash used to pay dividends	(34.0)	—	—	—	—	(34.0)
Cash received (paid) to/from REG Parent Company	(217.9)	217.9	—	—	—	—
Cash received (paid) to/from subsidiary	—	(217.9)	217.9	—	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	250.0	—	—	—	—	250.0
Payments on long-term obligations	(1.0)	—	(8.1)	—	—	(9.1)
Payment of debt acquisition costs	(5.5)	—	—	—	—	(5.5)
Cash paid for tax withholdings	(3.3)	—	—	—	—	(3.3)
Proceeds from stock option exercises and other	0.6	—	—	—	—	0.6
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11.1)	—	209.8	—	—	198.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	289.1	(3.2)	—	285.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	53.8	55.7	—	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$342.9	$52.5	$—	$395.4

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 24, 2014 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 26, 2013. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,381 screens in 578 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of March 27, 2014. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of March 27, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 26, 2013, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations

—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated herein by reference.

Our business strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the quarter ended March 27, 2014 ("Q1 2014 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Q1 2014 Period totaled approximately $35.5 million.

•
During the Q1 2014 Period, we continued to actively manage our asset base by opening one new theatre with 12 screens and closing three underperforming theatres with 25 screens, ending the Q1 2014 Period with 578 theatres and 7,381 screens.

•
During the Q1 2014 Period, we continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts. These concepts include (1) the installation of additional premium screens, including additional IMAX® digital projection systems and our proprietary large screen format, RPXSM, which allows us to offer our patrons all-digital, large format premium experiences at select theatre locations, (2) the expansion of our food and alcoholic beverage offerings to additional theatre locations, and (3) a continued focus on improved customer amenities, including the planned installation of luxury reclining seats in approximately 275 auditoriums by the end of fiscal 2014 and experimentation with various other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and loyalty program and other marketing initiatives. The product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, coupled with the broadening of our food and alcoholic beverage offerings, and experimentation with other customer amenities and engagement initiatives, allow us to deliver a premium movie-going experience for our customers. We believe this strategy will enable us to differentiate our services and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

As further described in Note 12—"Subsequent Events," on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions discussed in Note 2—"Investments" was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described in Note 2—"Investments."

Also as described in Note 12—"Subsequent Events," on April 10, 2014, (the “Redemption Date”), the Company redeemed all of the 9 1/8% Senior Notes remaining issued and outstanding as of such date (approximately $89.1 million aggregate principal amount) at a price equal to $1,074.97 for each $1,000 principal amount of 9 1/8% Senior Notes, plus accrued and unpaid interest of $13.94 per $1,000 principal amount of 9 1/8% Senior Notes. The aggregate amount paid to the holders of the 9 1/8% Senior Notes totaled approximately $97.0 million. Also on the Redemption Date, Regal Cinemas redeemed all of the 8 5/8% Senior Notes remaining issued and outstanding as of such date (approximately $44.2 million aggregate principal amount) at a price equal to $1,064.12 for each $1,000 principal amount of 8 5/8% Senior Notes, plus accrued and unpaid interest of $20.36 per $1,000 principal amount of 8 5/8% Senior Notes. The aggregate amount paid to the holders of the 8 5/8% Senior Notes totaled approximately $47.9 million. The Company used the remaining net proceeds from the 5 3/4% Senior Notes Due 2022 and available cash on hand to fund the redemptions.

On April 24, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 13, 2014, to stockholders of record on June 3, 2014.

Finally, on May 5, 2014, NCM, Inc. announced that it has entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to antitrust clearance and other customary closing conditions. See Note 12—"Subsequent Events," for further discussion of this transaction.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2014 were estimated to have increased by approximately seven to eight percent in comparison to the first fiscal quarter of 2013.  The industry’s box office results for the first quarter of 2014 were positively impacted by strong attendance generated by the commercial appeal of the overall film slate during the first quarter of 2014, including most notably, The Lego Movie, Frozen and Ride Along.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income (loss) for the Q1 2014 Period and the quarter ended March 28, 2013 ("Q1 2013 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q1 2014 Period		Q1 2013 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$489.6	67.4%	$436.6	67.9%
Concessions	200.7	27.6	171.8	26.7
Other operating revenues	36.6	5.0	34.4	5.4
Total revenues	726.9	100.0	642.8	100.0
Operating expenses:
Film rental and advertising costs(1)	255.0	52.1	215.9	49.5
Cost of concessions(2)	26.3	13.1	23.9	13.9
Rent expense(3)	104.6	14.4	99.6	15.5
Other operating expenses(3)	201.1	27.7	183.6	28.6
General and administrative expenses (including share-based compensation expense of $1.9 and $2.3 for the Q1 2014 Period and the Q1 2013 Period, respectively)(3)	18.6	2.6	18.0	2.8
Depreciation and amortization(3)	51.4	7.1	47.2	7.3
Net gain on disposal and impairment of operating assets(3)	(0.4)	0.1	(2.6)	0.4
Total operating expenses(3)	656.6	90.3	585.6	91.1
Income from operations(3)	70.3	9.7	57.2	8.9
Interest expense, net(3)	34.3	4.7	34.9	5.4
Loss on extinguishment of debt(3)	51.9	7.1	—	—
Earnings recognized from NCM(3)	(13.3)	1.8	(9.8)	1.5
Other, net(3)	(3.2)	0.4	(5.5)	0.9
Provision for income taxes(3)	1.9	0.3	15.2	2.4
Net income (loss) attributable to controlling interest(3)	$(1.2)	0.2	$22.5	3.5
Attendance (in thousands)	55,136	*	49,645	*
Average ticket price(4)	$8.88	*	$8.79	*
Average concessions per patron(5)	$3.64	*	$3.46	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

Total admissions revenues increased $53.0 million, or 12.1%, during the Q1 2014 Period to $489.6 million, from $436.6 million in the Q1 2013 Period.  An 11.1% increase in attendance (approximately $48.5 million of total admissions revenues) coupled with a 1.0% increase in average ticket prices (approximately $4.5 million of total admissions revenues) led to the increase in the Q1 2014 Period admissions revenues. Total admissions revenues for the Q1 2014 Period were bolstered by the 513 screens from Hollywood Theaters, which accounted for 3.1 million attendees, or 5.5%, of the Q1 2014 Period total attendance and contributed to approximately $23.0 million, or 4.7%, of the Q1 2014 Period total admissions revenues.

On a comparable screen basis (i.e., excluding the effects of the inclusion of the 513 screens from Hollywood Theaters), attendance for the Q1 2014 Period was approximately 52.1 million, a 4.9% increase from the Q1 2013 Period, and admissions revenues for the Q1 2014 Period was approximately $466.6 million, an increase of $30.0 million or 6.9% from the Q1 2013 Period. On a comparable screen basis, the 4.9% increase in attendance (approximately $21.4 million of admissions revenues), coupled with a 1.9% increase in average ticket prices (approximately $8.6 million of admissions revenues), led to the increase in the Q1 2014 Period admissions revenues. The increase in comparable screen attendance during the Q1 2014 Period was primarily attributable to strong attendance generated by the commercial appeal of the overall film slate during the first quarter of 2014, including most notably, The Lego Movie, Frozen and Ride Along. The comparable screen average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Q1 2014 Period.

Concessions

During the Q1 2014 Period, total concessions revenue increased $28.9 million, or 16.8%, to $200.7 million, from $171.8 million in the Q1 2013 Period. Average concessions revenues per patron during the Q1 2014 Period increased 5.2%, to $3.64 during the Q1 2014 Period, from $3.46 in the Q1 2013 Period. An 11.1% increase in attendance (approximately $19.1 million of total concessions revenues) coupled with a 5.2% increase in average concessions revenues per patron (approximately $9.8 million of total concessions revenues), led to the increase in the Q1 2014 Period concessions revenue. On a comparable screen basis, total concessions revenues for the Q1 2014 Period increased by approximately $17.8 million, or 10.4% from the Q1 2013 Period.

On a comparable screen basis, the increase in total concessions revenues during the Q1 2014 Period was primarily attributable to a 5.2% increase in comparable screen average concessions revenues per patron (approximately $9.4 million of concessions revenues), coupled with the aforementioned 4.9% increase in comparable screen attendance (approximately $8.4 million of concessions revenues) during the period. The increase in comparable screen average concessions revenues per patron for the Q1 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume resulting from the concession-friendly film slate and selective price increases during the period and to a lesser extent, the continued rollout of our expanded food menu.

Other Operating Revenues

Other operating revenues increased $2.2 million, or 6.4%, to $36.6 million during the Q1 2014 Period, from $34.4 million in the Q1 2013 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenue related to our gift card and discount ticket programs. The increase in other operating revenues during the Q1 2014 Period was principally due to increases in other theatre revenues (approximately $2.0 million) and increases in theatre access fees (approximately $1.3 million), partially offset by a decrease in revenue related to our gift card and discount ticket programs (approximately $1.8 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q1 2014 Period increased to 52.1% from 49.5% in the Q1 2013 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2014 Period and an increase in advertising and promotional costs.

Cost of Concessions

Cost of concessions increased $2.4 million, or 10.0%, to $26.3 million during the Q1 2014 Period, from $23.9 million in the Q1 2013 Period. For the Q1 2014 Period, cost of concessions as a percentage of concessions revenues was approximately 13.1% compared to 13.9% for the Q1 2013 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2014 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during the period.

Rent Expense

During the Q1 2014 Period, rent expense totaled $104.6 million, an increase of $5.0 million, or 5.0%, from $99.6 million in the Q1 2013 Period. The increase in rent expense during the Q1 2014 Period was primarily related to incremental rent associated with the leases acquired as part of the Hollywood Theaters acquisition.

On a comparable screen basis, rent expense increased and $2.1 million, or 2.1%, during the Q1 2014 Period as compared to the Q1 2013 Period. On a comparable screen basis, the increase in rent expense in the Q1 2014 Period was primarily attributable to incremental rent associated with the opening of nine new theatres with 114 screens subsequent to the end of the Q1 2013 Period, partially offset by the closure of 11 theatres with 100 screens since the end of the Q1 2013 Period.

 Other Operating Expenses

During the Q1 2014 Period, other operating expenses increased $17.5 million, or 9.5%, to $201.1 million, from $183.6 million in the Q1 2013 Period. The increase in other operating expenses during the Q1 2014 Period was attributable to increases in certain non-rent occupancy costs (approximately $8.0 million) and theatre level payroll expenses (approximately $6.5 million) associated with increased business volume and the impact of the 513 screens from Hollywood Theaters.

On a comparable screen basis, other operating expenses increased $6.9 million, or 3.8% during the Q1 2014 Period as compared to the Q1 2013 Period. On a comparable screen basis, the increase in other operating expenses during the Q1 2014 Period was attributable to increases in certain non-rent occupancy costs and theatre level payroll expenses associated with increased business volume during the period.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 3.3%, to $18.6 million during the Q1 2014 Period, from $18.0 million in the Q1 2013 Period. The increase in general and administrative expenses during the Q1 2014 Period was primarily attributable to higher corporate payroll and travel costs during the period, partially offset by lower share-based compensation expense during the Q1 2014 Period.

Depreciation and Amortization

During the Q1 2014 Period, depreciation and amortization expense increased $4.2 million, or 8.9%, to $51.4 million, from $47.2 million in the Q1 2013 Period. The increase in depreciation and amortization expense during the Q1 2014 Period was primarily related to incremental depreciation and amortization expense associated with the addition of the 513 screens from Hollywood Theaters. On a comparable screen basis, depreciation and amortization expense for the Q1 2014 Period was in line with that of the Q1 2013 Period.

Income from Operations

Income from operations increased $13.1 million, or 22.9%, to $70.3 million in the Q1 2014 Period, from $57.2 million in the Q1 2013 Period. The increase in income from operations during the Q1 2014 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain variable operating expense line items described above.

Interest Expense, net

During the Q1 2014 Period, net interest expense decreased $0.6 million, or 1.7%, to $34.3 million, from $34.9 million in the Q1 2013 Period. The decrease in net interest expense during the Q1 2014 Period was principally due to interest savings associated with the partial refinance of approximately $791.7 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the proceeds from the issuance of our 5 3/4% Senior Notes Due 2022 and our 5 3/4% Senior Notes Due 2023 and to a lesser extent, a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio), partially offset by incremental interest associated with the issuance of our 5 3/4% Senior Notes Due 2023, the issuance of our 5 3/4% Senior Notes Due 2022, the issuance of our 5 3/4% Senior Notes Due 2025 and the capital lease and lease financing obligations assumed from Hollywood Theaters.

Earnings Recognized from NCM

Earnings recognized from NCM increased $3.5 million, or 35.7%, to $13.3 million in the Q1 2014 Period, from $9.8 million in the Q1 2013 Period. The increase in earnings recognized from NCM during the Q1 2014 Period was primarily attributable to the timing of their contractual cash distributions to the Company, partially offset by slightly lower earnings of National CineMedia during the Q1 2014 Period.

Income Taxes

The provision for income taxes of $1.9 million and $15.2 million for the Q1 2014 Period and the Q1 2013 Period, respectively, reflect effective tax rates of approximately 316.7% and 40.4%, respectively. The increase in the effective tax rate for the Q1 2014 Period was primarily attributable to the state tax effects of the $51.9 million ($32.6 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes that occurred during the Q1 2014 Period, which was not deductible in certain states.  The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income (Loss) Attributable to Controlling Interest

Net income (loss) attributable to controlling interest for the Q1 2014 Period was $(1.2) million, which represents a decrease of $23.7 million, from net income attributable to controlling interest of $22.5 million during the Q1 2013 Period. The decrease in net income (loss) attributable to controlling interest for the Q1 2014 Period was primarily attributable the impact of the $51.9 million ($36.2 million after related tax effects) loss on debt extinguishment related to the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes, partially offset by an increase in operating income as described above and higher equity earnings generated by certain of our equity method investments.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, acquisitions, general corporate purposes related to corporate operations, debt service and the Company's dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Credit Agreement described below. Under the terms of the Credit Agreement, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses, repurchase or retire for cash its 5 3/4% Senior Notes Due 2022, its 5 3/4% Senior Notes Due 2025 and its 5 3/4% Senior Notes Due 2023. In addition, as described further below, the indentures under which the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025, and the 5 3/4% Senior Notes Due 2023 are issued limit the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries, or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

Net cash flows provided by operating activities totaled approximately $128.0 million and $110.9 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The $17.1 million increase in net cash flows generated by operating activities for the Q1 2014 Period as compared to the Q1 2013 Period was caused by a $42.9 million increase in net income (loss) excluding non-cash items, partially offset by a change in working capital activity of approximately $25.8 million. Working capital activity was primarily impacted by changes in income taxes payable, accounts payable and accrued expense and other activity, partially offset by changes in trade and other receivables activity during the Q1 2014 Period as compared to the Q1 2013 Period. The change in income taxes payable activity during the Q1 2014 Period as compared to the Q1 2013 Period was primarily associated with the timing of our estimated Federal and state income tax payments during such periods. The change in accounts payable activity and accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theatres during the latter part of the Q1 2014 Period. The increase in trade and other receivables activity was attributable to decreased attendance and box office revenue at our theatres in the latter part of the Q1 2014 Period, which impacted our credit card receivables balance, decreased third party sales of our gift cards and discount tickets during such period and to a lesser extent, the timing of other receivables activity.
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

On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, a newly formed company owned directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.33 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, National CineMedia entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for certain facilities services, creative services, technical event services, event management services and other specified costs to the new entity for a period of nine months following the closing. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale. Please see Note 4 to the 2013 Audited Consolidated Financial Statements for further discussion of National CineMedia and related transactions and AC JV.

As described more fully in Note 2—"Investments," during the Q1 2014 Period, we received approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 25.8 million common units. On a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of March 27, 2014.

During the Q1 2014 Period, the Company sold 200,000 shares of RealD, Inc. common stock at a price of $11.27 per share. In connection with the sale, the Company received approximately $2.3 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $0.6 million.

As described further in Note 12—"Subsequent Events," on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system.

On May 5, 2014, NCM, Inc. announced that it has entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to antitrust clearance and other customary closing conditions. See Note 12—"Subsequent Events," for further discussion of this transaction.

Net cash flows used in investing activities totaled approximately $25.2 million and $23.7 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The $1.5 million increase in cash flows used in investing activities during the Q1 2014 Period, as compared to the Q1 2013 Period, was primarily attributable to a $7.0 million increase in capital expenditures (net of proceeds from disposals) during the Q1 2014 Period, partially offset by the impact of proceeds of $2.3 million received related to the sale of RealD, Inc. common stock and a $3.2 million decrease in cash contributions to our various investments in non-consolidated entities during the Q1 2014 Period.

Financing Activities

As described further in Note 4—"Debt Obligations," on March 11, 2014, the Company issued the 5 3/4% Senior Notes Due 2022 in a registered public offering. Net proceeds from the offering were approximately $760.6 million, after deducting underwriting discounts and offering expenses. In connection with the issuance of the 5 3/4% Senior Notes Due 2022, on February 25, 2014, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,081.97, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before March 10, 2014. Total offer consideration for each $1,000 principal amount of Regal Cinemas' 8 5/8% Senior Notes tendered was $1,070.73, including an early tender premium payment of $30.00 per $1,000 principal amount of 8 5/8% Senior Notes for those holders who properly tendered their 8 5/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offers, approximately $222.3 million aggregate principal amount of the 9 1/8% Senior Notes were purchased and approximately $355.8 million aggregate principal amount of the 8 5/8% Senior Notes were purchased. Total additional consideration paid in the tender offer, including the early tender premium payment, was approximately $43.4 million. The tender offer was financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022. As a result of the tender offers, the Company recorded a $51.9 million loss on extinguishment of debt during the Q1 2014 Period.   As discussed further under Note 12—"Subsequent Events," on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed. As a result of the April 10, 2014 redemption, the Company has estimated that it will record an approximate $10.5 million loss on extinguishment of debt during the second quarter of fiscal 2014.

As of March 27, 2014, we had approximately $975.8 million aggregate principal amount outstanding under the Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $90.2 million aggregate principal amount outstanding (including premium) under the 9 1/8% Senior Notes, $43.6 million aggregate principal amount outstanding (net of debt discount) under the 8 5/8% Senior Notes, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023. As of March 27, 2014, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of March 27, 2014, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On April 24, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 13, 2014, to stockholders of record on June 3, 2014. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows provided by financing activities were approximately $92.6 million and $198.7 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The $106.1 million decrease in cash flows provided by financing activities during the Q1 2014 Period as compared to the Q1 2013 Period was primarily attributable the impact of $621.5 million of cash used to repurchase a portion of our 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Q1 2014 Period, $14.4 million cash paid for debt acquisition costs during the Q1 2014 Period and the impact of $250.0 million in gross proceeds from the issuance of our

5 3/4% Senior Notes Due 2025 in the Q1 2013 Period, partially offset by of the impact of $775.0 million in gross proceeds received in connection with the issuance of our 5 3/4% Senior Notes Due 2022 during the Q1 2014 Period.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $86.4 million and $119.8 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The decrease in EBITDA for the Q1 2014 Period was primarily attributable the impact of the $51.9 million loss on debt extinguishment related to the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes, partially offset by an increase in operating income as described above. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q1 2014 Period	Q1 2013 Period
EBITDA	$86.4	$119.8
Interest expense, net	(34.3)	(34.9)
Provision for income taxes	(1.9)	(15.2)
Deferred income taxes	0.1	(1.5)
Changes in operating assets and liabilities	17.7	43.5
Loss on extinguishment of debt	51.9	—
Other items, net	8.1	(0.8)
Net cash provided by operating activities	$128.0	$110.9

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of March 27, 2014, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,398.9	$16.2	$24.1	$1,038.6	$1,320.0
Future interest on debt obligations(2)	823.9	123.5	231.2	182.6	286.6
Capital lease obligations, including interest(3)	24.9	3.8	6.3	3.4	11.4
Lease financing arrangements, including interest(3)	129.9	20.4	36.1	36.1	37.3
Purchase commitments(4)	49.8	38.6	11.2	—	—
Operating leases(5)	3,211.7	417.4	792.9	715.7	1,285.7
FIN 48 liabilities(6)	1.0	1.0	—	—	—
Other long term liabilities	0.1	0.1	—	—	—
Total	$6,640.2	$621.0	$1,101.8	$1,976.4	$2,941.0

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our unaudited consolidated balance sheet as of March 27, 2014. Our Credit Agreement provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2013 Audited Consolidated Financial Statements. As discussed further under Note 12—"Subsequent Events," on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $525.8 million of variable interest rate borrowings under the Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $89.1 million outstanding under the 9 1/8% Senior Notes, $44.2 million outstanding under the 8 5/8% Senior Notes, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023 and approximately $14.4 million of other debt obligations) are based on the stated fixed rate or in the case of the $525.8 million of variable interest rate borrowings under the Term Facility, the current interest rate specified in our Credit Agreement as of March 27, 2014 (2.75%). Future interest payments on the Company's hedged indebtedness as of March 27, 2014 (the remaining $450.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 4—"Debt Obligations") as of March 27, 2014 (2.50%) and (2) the expected fixed interest payments under the Company's three effective interest rate swap agreements, which are further described in Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements. As discussed further under Note 12—"Subsequent Events," on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of March 27, 2014. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.08%, maturing in various installments through 2028. Refer to Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements and Note 5 to the 2013 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of March 27, 2014, including improvements associated with existing theatres, the construction of new theatres and investments in non-consolidated entities.

(5)
We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the 2013 Audited Consolidated Financial Statements. As described in Note 12—"Subsequent Events," on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection, which is included herein as of March 27, 2014.

(6)
The table does not include approximately $7.4 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of March 27, 2014.

(7)
In addition, as of March 27, 2014, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Under the terms of the Company’s three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of March 27, 2014) described in Note 4 —"Debt Obligations," Regal Cinemas pays interest at fixed rates ranging from 0.817% to 1.820% and receives interest at a variable rate.

As of March 27, 2014 and December 26, 2013, borrowings of $975.8 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.22% (as of March 27, 2014) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of March 27, 2014, would increase or decrease interest expense by $0.8 million for the quarter ended March 27, 2014.

In addition, the Company is exposed to equity price risk associated with approximately 0.6 million shares of stock held in RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments."  Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 27, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 27, 2014, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 24, 2014 with the Commission (File No. 001-31315) for the fiscal year ended December 26, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 27, 2014

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
December 27, 2013 - January 31, 2014	194,061	$19.68	—	—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 27, 2014	—	—	—	—
Total	194,061	$19.68	—	—

During the quarter ended March 27, 2014, the Company withheld approximately 194,061 shares of restricted stock at an aggregate cost of approximately $3.8 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

4.1
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K on March 11, 2014 and incorporated herein by reference)

4.2
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K on March 12, 2014 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated March 11, 2014, among Regal Cinemas Corporation and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K on March 12, 2014 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 27, 2014, filed on May 6, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 6, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K on March 11, 2014 and incorporated herein by reference)

4.2
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K on March 12, 2014 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated March 11, 2014, among Regal Cinemas Corporation and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K on March 12, 2014 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 27, 2014, filed on May 6, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text