Form 10-Q
period 2014-06-26
REGAL ENTERTAINMENT GROUP
filed 2014-08-05
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2014

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
Yes ☐ No ☒

Class A Common Stock—132,466,250 shares outstanding at July 31, 2014

Class B Common Stock—23,708,639 shares outstanding at July 31, 2014

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 26, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$355.3	$280.9
Trade and other receivables	54.3	122.8
Income tax receivable	17.9	6.6
Inventories	18.1	19.0
Prepaid expenses and other current assets	23.7	19.3
Deferred income tax asset	17.3	16.5
TOTAL CURRENT ASSETS	486.6	465.1
PROPERTY AND EQUIPMENT:
Land	138.7	139.0
Buildings and leasehold improvements	2,077.5	2,074.1
Equipment	974.0	948.5
Construction in progress	10.4	6.7
Total property and equipment	3,200.6	3,168.3
Accumulated depreciation and amortization	(1,750.1)	(1,658.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,450.5	1,509.6
GOODWILL	320.4	320.4
INTANGIBLE ASSETS, NET	55.8	57.7
DEFERRED INCOME TAX ASSET	33.8	32.6
OTHER NON-CURRENT ASSETS	328.6	319.3
TOTAL ASSETS	$2,675.7	$2,704.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$29.5	$29.8
Accounts payable	162.1	170.2
Accrued expenses	73.3	86.6
Deferred revenue	171.0	181.8
Interest payable	24.5	38.0
TOTAL CURRENT LIABILITIES	460.4	506.4
LONG-TERM DEBT, LESS CURRENT PORTION	2,246.4	2,187.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	74.8	80.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	12.0	13.0
NON-CURRENT DEFERRED REVENUE	424.3	424.8
OTHER NON-CURRENT LIABILITIES	208.3	207.9
TOTAL LIABILITIES	3,426.2	3,420.0
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,466,452 and 132,120,854 shares issued and outstanding at June 26, 2014 and December 26, 2013, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 26, 2014 and December 26, 2013	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(785.9)	(782.9)
Retained earnings	39.7	71.8
Accumulated other comprehensive loss, net	(2.2)	(2.4)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(748.3)	(713.4)
Noncontrolling interest	(2.2)	(1.9)
TOTAL DEFICIT	(750.5)	(715.3)
TOTAL LIABILITIES AND DEFICIT	$2,675.7	$2,704.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended June 26, 2014	Quarter Ended June 27, 2013	Two Quarters Ended June 26, 2014	Two Quarters Ended June 27, 2013
REVENUES:
Admissions	$517.0	$571.0	$1,006.6	$1,007.6
Concessions	212.3	227.7	413.0	399.5
Other operating revenues	41.0	43.6	77.6	78.0
TOTAL REVENUES	770.3	842.3	1,497.2	1,485.1
OPERATING EXPENSES:
Film rental and advertising costs	273.5	309.9	528.5	525.8
Cost of concessions	28.3	31.5	54.6	55.4
Rent expense	106.3	104.6	210.9	204.2
Other operating expenses	203.1	205.4	404.2	389.0
General and administrative expenses (including share-based compensation of $2.3 and $2.5 for the quarters ended June 26, 2014 and June 27, 2013, respectively, and $4.2 and $4.8 for the two quarters ended June 26, 2014 and June 27, 2013, respectively)	18.3	19.6	36.9	37.6
Depreciation and amortization	51.0	51.0	102.4	98.2
Net loss on disposal and impairment of operating assets	4.0	3.2	3.6	0.6
TOTAL OPERATING EXPENSES	684.5	725.2	1,341.1	1,310.8
INCOME FROM OPERATIONS	85.8	117.1	156.1	174.3
OTHER EXPENSE (INCOME):
Interest expense, net	30.4	36.6	64.7	71.5
Loss on extinguishment of debt	10.5	30.7	62.4	30.7
Earnings recognized from NCM	(3.5)	(4.4)	(16.8)	(14.2)
Other, net	(7.8)	(8.7)	(11.0)	(14.2)
TOTAL OTHER EXPENSE, NET	29.6	54.2	99.3	73.8
INCOME BEFORE INCOME TAXES	56.2	62.9	56.8	100.5
PROVISION FOR INCOME TAXES	22.4	26.8	24.3	42.0
NET INCOME	33.8	36.1	32.5	58.5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	0.1	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$33.8	$36.1	$32.6	$58.6
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,287	154,784	155,285	154,754
Diluted	156,217	155,628	156,196	155,581
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.22	$0.23	$0.21	$0.38
Diluted	$0.22	$0.23	$0.21	$0.38
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.21	$0.44	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended June 26, 2014	Quarter Ended June 27, 2013	Two Quarters Ended June 26, 2014	Two Quarters Ended June 27, 2013
NET INCOME	$33.8	$36.1	$32.5	$58.5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	—	1.1	0.3	2.0
Change in fair value of available for sale securities	0.3	0.4	1.2	2.0
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(0.5)	(1.2)	(0.6)	(1.2)
Change in fair value of equity method investee interest rate swap transactions	(0.5)	1.5	(0.7)	1.5
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(0.7)	1.8	0.2	4.3
TOTAL COMPREHENSIVE INCOME, NET OF TAX	33.1	37.9	32.7	62.8
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	0.1	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$33.1	$37.9	$32.8	$62.9

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Two Quarters Ended June 26, 2014	Two Quarters Ended June 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32.5	$58.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.4	98.2
Amortization of debt discount and premium, net	—	(0.2)
Amortization of debt acquisition costs	2.4	2.1
Share-based compensation expense	4.2	4.8
Deferred income tax (benefit) provision	(0.5)	2.5
Net loss on disposal and impairment of operating assets	3.6	0.6
Equity in income of non-consolidated entities	(10.6)	(13.2)
Excess cash distribution on NCM shares	8.1	3.4
Loss on extinguishment of debt	62.4	30.7
Gain on sale of available for sale securities	(2.0)	(2.6)
Non-cash rent expense	(0.4)	3.1
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	57.3	38.7
Inventories	1.0	0.7
Prepaid expenses and other assets	(3.9)	(4.7)
Accounts payable	1.3	42.0
Income taxes payable	(1.2)	1.4
Deferred revenue	(17.1)	(16.0)
Accrued expenses and other liabilities	(26.6)	6.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	212.9	256.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.5)	(48.6)
Proceeds from disposition of assets	1.7	4.1
Investment in non-consolidated entities	(1.1)	(3.2)
Distributions to partnership	(0.1)	(0.1)
Cash used for acquisition, net of cash acquired	—	(194.4)
Change in other long-term assets	2.7	—
Proceeds from sale of available for sale securities	6.0	5.9
NET CASH USED IN INVESTING ACTIVITIES	(48.3)	(236.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(69.9)	(66.8)
Payments on long-term obligations	(12.9)	(11.8)
Proceeds from stock option exercises	0.1	1.0
Cash paid for tax withholdings and other	(3.8)	(3.3)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	775.0	—
Cash used to repurchase Regal 9 1/8% Senior Notes	(336.3)	(244.3)
Cash used to repurchase Regal 8 5/8% Senior Notes	(428.0)	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	—	250.0
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	—	250.0
Payment of debt acquisition costs	(14.4)	(13.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(90.2)	161.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	74.4	181.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	280.9	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355.3	$291.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$36.6	$52.4
Cash paid for interest	$76.6	$70.4
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$5.9	$33.8
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 26, 2014 AND JUNE 27, 2013

1. THE COMPANY AND BASIS OF PRESENTATION

Regal Entertainment Group (the "Company," "Regal," "we" or "us") is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas’ subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities. Majority-owned subsidiaries that the Company controls are consolidated, while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the unaudited condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

Regal operates the largest theatre circuit in the United States, consisting of 7,349 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 26, 2014. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. The quarters and two quarters ended June 26, 2014 and June 27, 2013 were comprised of 13 and 26-week periods, respectively.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 26, 2014 and the unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters and two quarters ended June 26, 2014 and June 27, 2013 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 26, 2013 unaudited condensed consolidated balance sheet information is derived from the 2013 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 26, 2014 are not necessarily indicative of the operating results that may be achieved for the full 2014 fiscal year.

2. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM").  National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which include us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). The formation of National CineMedia, related IPO of National CineMedia, Inc. ("NCM, Inc.") and other related transactions are further described in Note 4 to the 2013 Audited Consolidated Financial Statements. On May 5, 2014, NCM, Inc. announced that it had entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share).  Consummation of the transaction is subject to antitrust clearance and other customary closing conditions.

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

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the two quarters ended June 26, 2014:

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$—	$—	$—
Receipt of additional common units(1)	5.9	(5.9)	—	—	—
Receipt of excess cash distributions(2)	(4.5)	—	12.1	(7.6)	—
Receipt under tax receivable agreement(2)	(3.6)	—	11.2	(7.6)	—
Revenues earned under ESA(3)	—	—	7.1	—	(7.1)
Amortization of deferred revenue(4)	—	4.8	—	—	(4.8)
Equity loss attributable to additional common units(5)	1.6	—	—	(1.6)	—
Balance as of and for the period ended June 26, 2014	$157.9	$(433.3)	$30.4	$(16.8)	$(11.9)
 ________________________________

(1)
On March 13, 2014, we received from National CineMedia approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 13, 2014, the Company recorded an increase to its investment in National CineMedia of $5.9 million with a corresponding increase to deferred revenue. The deferred revenue is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Initial Investment Tranche and Additional Investments Tranche and increased our ownership share in National CineMedia to 25.8 million common units. As a result, on a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of June 26, 2014.

(2)
During the two quarters ended June 26, 2014 and June 27, 2013, the Company received $23.3 million and $15.8 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $11.2 million and $4.6 million received under the tax receivable agreement described in Note 4 to the 2013 Audited Consolidated Financial Statements of the Company). Approximately $8.1 million and $3.4 million of these cash distributions received during the two quarters ended June 26, 2014 and June 27, 2013, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $7.1 million and $6.2 million for the two quarters ended June 26, 2014 and June 27, 2013, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $7.1 million and $7.6 million for the two quarters ended June 26, 2014 and June 27, 2013, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

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

In addition, as of June 26, 2014, approximately $2.8 million and $1.6 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 26, 2013, approximately $4.1 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Summarized unaudited consolidated statements of income information for National CineMedia for the quarters ended March 27, 2014 and March 28, 2013 is as follows (in millions):

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
Revenues	$70.2	$82.2
Income from operations	12.8	21.6
Net income (loss)	(2.8)	5.6

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended June 26, 2014.

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of June 26, 2014 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the two quarters ended June 26, 2014 is as follows (in millions):

Balance as of December 26, 2013	$101.6
Equity contributions	0.7
Equity in earnings of DCIP(1)	11.5
Change in fair value of equity method investee interest rate swap transactions	(1.2)
Balance as of June 26, 2014	$112.6
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the 2013 Audited Consolidated Financial Statements. DCIP incurred a loss on debt extinguishment of approximately $6.0 million as a result of the debt repayment and Regal recorded its pro rata share of such loss (approximately $2.8 million) during the quarter ended June 26, 2014 as a reduction of equity in earnings of DCIP. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of June 26, 2014, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 minimum rental to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the two quarters ended June 26, 2014 and June 27, 2013, the Company incurred total rent expense of approximately $5.0 million and $5.8 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and two quarters ended June 30, 2014 and 2013 is as follows (in millions):

	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Two Quarters Ended June 30, 2014	Two Quarters Ended June 30, 2013
Net revenues	$43.4	$45.0	$86.1	$88.1
Income from operations	26.7	28.9	51.0	55.5
Net income	19.1	2.5	24.6	14.3

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of June 26, 2014 and the Company may invest an additional $10.0 million in this joint venture. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through June 26, 2014 continued to be in excess of the Company's initial $30.0 million commitment by approximately $7.1 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the quarter ended June 26, 2014 is as follows (in millions):

Balance as of December 26, 2013	$(7.1)
Equity in loss attributable to Open Road Films(1)	(2.9)
Balance as of June 26, 2014	$(10.0)
________________________________

(1)
Represents the Company’s recorded share of the net loss of Open Road Films. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and two quarters ended June 30, 2014 and 2013 is as follows (in millions):

	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Two Quarters Ended June 30, 2014	Two Quarters Ended June 30, 2013
Revenues	$49.8	$36.3	$91.5	$101.4
Income (loss) from operations	(1.6)	22.5	(18.4)	15.5
Net income (loss)	(2.1)	21.8	(19.5)	14.1

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  On March 11, 2014 and June 5, 2014, the Company sold a total of 500,000 shares of RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments." In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million. Such gain is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income for the two quarters ended June 26, 2014. The carrying value of the Company’s investment in RealD, Inc. as of June 26, 2014 was approximately $4.0 million. See Note 11—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets."

Investment in AC JV, LLC
On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The carrying value of the Company's investment in AC JV was approximately $7.3 million as of June 26, 2014.

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

The transaction included the assumption of lease financing obligations associated with 14 acquired theatres and various capital lease obligations, which are presented in the Company's consolidated balance sheet as of June 26, 2014. Such obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through December 2030. In addition, the transaction included the acquisition of favorable leases (approximately $34.4 million) and unfavorable leases (approximately $10.7 million), which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately 18 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is not deductible for tax purposes.

4. DEBT OBLIGATIONS

Debt obligations at June 26, 2014 and December 26, 2013 consist of the following (in millions):

	June 26, 2014	December 26, 2013
Regal Cinemas Amended Senior Credit Facility	$973.3	$978.3
Regal 5 3/4% Senior Notes Due 2022	775.0	—
Regal 9 1/8% Senior Notes, including premium	—	315.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	—	394.6
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.08% as of June 26, 2014, maturing in various installments through November 2028	85.8	91.0
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	14.3	16.0
Other	14.3	15.4
Total debt obligations	2,362.7	2,310.7
Less current portion	29.5	29.8
Total debt obligations, less current portion	$2,333.2	$2,280.9

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

As of June 26, 2014 and December 26, 2013, borrowings of $973.3 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.22% (as of June 26, 2014) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps described below is taken into account.

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The net proceeds from the offering were approximately $760.6 million, after deducting underwriting discounts and offering expenses. Regal used a portion of the net proceeds from the offering to purchase approximately $222.3 million aggregate principal amount of its outstanding 9 1/8% Senior Notes for an aggregate purchase price of approximately $240.5 million pursuant to a cash tender offer for such notes as described below, and $355.8 million aggregate principal amount of Regal Cinemas' outstanding 8 5/8% Senior Notes for an aggregate purchase price of approximately $381.0 million pursuant to a cash tender offer for such notes as described further below. Also on March 11, 2014, the Company and Regal Cinemas each announced their intention to redeem all 9 1/8% Senior Notes and 8 5/8% Senior Notes that remained outstanding following the consummation of the tender offers at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest payable thereon up to, but not including, the redemption date, in accordance with the terms of the indentures governing the 9 1/8% Senior Notes and 8 5/8% Senior Notes.  As discussed further below, on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from the 5 3/4% Senior Notes Due 2022 and available cash on hand.

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

Regal 9 1/8% Senior Notes— As further described in Note 5 to the 2013 Audited Consolidated Financial Statements and incorporated by reference herein, during fiscal 2010 and 2011, Regal issued $525.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes (the "9 1/8% Senior Notes").

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

On April 10, 2014, the Company redeemed all of the 9 1/8% Senior Notes remaining issued and outstanding as of such date (approximately $89.1 million aggregate principal amount) at a price equal to $1,074.97 for each $1,000 principal amount of 9 1/8% Senior Notes, plus accrued and unpaid interest of $13.94 per $1,000 principal amount of 9 1/8% Senior Notes. The aggregate amount paid to the holders of the 9 1/8% Senior Notes (including accrued interest of approximately $1.2 million) totaled approximately $97.0 million. As a result of the redemption, the Company recorded a $6.6 million loss on extinguishment of debt during the quarter ended June 26, 2014.

Regal Cinemas 8 5/8% Senior Notes—As described in Note 5 to the 2013 Audited Consolidated Financial Statements and incorporated by reference herein, on July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of its 8 5/8% Senior Notes due 2019 (the “8 5/8% Senior Notes”).

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

On April 10, 2014, Regal Cinemas redeemed all of the 8 5/8% Senior Notes remaining issued and outstanding as of such date (approximately $44.2 million aggregate principal amount) at a price equal to $1,064.12 for each $1,000 principal amount of 8 5/8% Senior Notes, plus accrued and unpaid interest of $20.36 per $1,000 principal amount of 8 5/8% Senior Notes. The aggregate amount paid to the holders of the 8 5/8% Senior Notes (including accrued interest of approximately $0.9 million) totaled approximately $47.9 million. As a result of the redemption, the Company recorded a $3.9 million loss on extinguishment of debt during the quarter ended June 26, 2014.

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

Interest Rate Swaps— As of June 26, 2014, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (maturity dates ranging from June 30, 2015 through December 31, 2016), which require Regal Cinemas to pay interest at fixed rates ranging from 0.817% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $450.0 million of variable rate debt obligations at an effective rate of approximately 3.88% as of June 26, 2014.

Under the terms of the Company’s three effective interest rate swap agreements as of June 26, 2014 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and receives 1-month LIBOR on the next $150.0 million of borrowings under the Term Facility. In addition, the Company will receive 1-month LIBOR on the next $200.0 million of borrowings under the Term Facility once the remaining interest rate swap agreement becomes effective. With respect to the Company's three effective interest rate swap agreements as of June 26, 2014, the 3-month LIBOR rate and the 1-month LIBOR rate on each respective reset date determines the variable portion of the interest rate swaps for the following three-month and one-month periods, respectively. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of June 26, 2014:

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

(2)
During the year ended December 27, 2012, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on December 31, 2013 and a maturity date of December 31, 2016. This swap requires Regal Cinemas to pay interest at a fixed rate of 0.817% and receive interest at a variable rate. The interest rate swap is designated to hedge $150.0 million of variable rate debt obligations.

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

Other Long-Term Obligations— Other long-term obligations, including capital lease obligations, not explicitly discussed herein are described in Note 5 to the 2013 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of June 26, 2014, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $22.4 million and $26.8 million for the quarters ended June 26, 2014 and June 27, 2013, respectively, reflect effective tax rates of approximately 39.9% and 42.6%, respectively. The provision for income taxes of $24.3 million and $42.0 million for the two quarters ended June 26, 2014 and June 27, 2013, respectively, reflect effective tax rates of approximately 42.8% and 41.8%, respectively. The decrease in the effective tax rate for the quarter ended June 26, 2014 is primarily attributable to the state tax effects of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes that occurred during the quarter ended June 27, 2013, which was not deductible in certain states, and the resolution of certain other state tax matters during the quarter ended June 26, 2014. The increase in the effective tax rate for the two quarters ended June 26, 2014 is primarily attributable to the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes that occurred during the two quarters ended June 26, 2014, which was not deductible in certain states. The effective tax rates for the quarters and two quarters ended June 26, 2014 and June 27, 2013 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 26, 2014 and December 26, 2013 of $34.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal examinations by tax authorities for years before 2010, and with limited exceptions, is not subject to state income tax examinations for years before 2009. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  In May 2014, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2012 federal income tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax years under examination.
6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 26, 2014, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of June 26, 2014, 132,466,452 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 26, 2014, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 26, 2014. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2013 Audited Consolidated Financial Statements.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 26, 2014.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of June 26, 2014, 4,618,983 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of June 26, 2014, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted during the quarters and two quarters ended June 26, 2014 and June 27, 2013 and no compensation expense related to stock options was recorded during such periods.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the two quarters ended June 26, 2014, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows and $0.1 million of proceeds from the exercise of stock options. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.  For the two quarters ended June 27, 2013, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $1.0 million for the quarter ended June 27, 2013. The actual income tax benefit realized from stock option exercises was approximately $0.1 million for the same period.

The following table represents stock option activity for the two quarters ended June 26, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	3,900	$13.72	0.49
Granted during the period	—	—
Exercised during the period	(3,900)	13.72
Forfeited during the period	—	—
Outstanding options at end of period	—	—	—
Exercisable options at end of period	—	—	—

Restricted Stock

As described further in Note 9 to the 2013 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the two quarters ended June 26, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 8, 2014) was $19.08 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the two quarters ended June 26, 2014, the Company withheld approximately 194,473 shares of restricted stock at an aggregate cost of approximately $3.8 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 576,157 restricted stock awards.  In addition, during the two quarters ended June 26, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014. These awards are scheduled to fully vest on January 12, 2015, the one year anniversary of the calculation date.

During the quarters ended June 26, 2014 and June 27, 2013, the Company recognized approximately $1.0 million and $1.3 million, respectively of share-based compensation expense related to restricted share grants. During the two quarters ended June 26, 2014 and June 27, 2013, the Company recognized approximately $2.0 million and $2.5 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 26, 2014, we have unrecognized compensation expense of $6.1 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended June 26, 2014:

Unvested at beginning of period	927,261
Granted during the period	227,447
Vested during the period	(576,157)
Forfeited during the period	(22,026)
Conversion of performance shares during the period	330,750
Unvested at end of period	887,275

During the two quarters ended June 26, 2014, the Company paid two cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.4 million.  During the two quarters ended June 27, 2013, the Company paid two cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.5 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the two quarters ended June 26, 2014, 226,471 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2014 proxy statement filed with the Commission on March 21, 2014, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 8, 2017 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 8, 2018 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 9, 2013) was $19.08 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended June 26, 2014 and June 27, 2013, the Company recognized approximately $1.3 million and $1.2 million, respectively, of share-based compensation expense related to performance share grants.  During each of the two quarters ended June 26, 2014 and June 27, 2013, the Company recognized approximately $2.2 million and $2.3 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of June 26, 2014, we have unrecognized compensation expense of $7.8 million associated with performance share units. During the two quarters ended June 26, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 26, 2014:

Unvested at beginning of period	940,767
Granted (based on target) during the period	226,471
Cancelled/forfeited during the period	(22,415)
Conversion to restricted shares during the period	(330,750)
Unvested at end of period	814,073

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

On June 17, 2014, Starlight Cinemas, Inc. (the "Plaintiff") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. The Plaintiff alleges, among other things, that Regal has adversely affected the Plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. The Plaintiff is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Management believes that the allegations and claims are without merit and intends to vigorously defend against the Plaintiff's claims.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of June 26, 2014. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

8. RELATED PARTY TRANSACTIONS

During the quarters and two quarters ended June 26, 2014 and June 27, 2013, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and two quarters ended June 26, 2014 and June 27, 2013, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended June 26, 2014 and June 27, 2013, the Company received approximately $0.1 million and $0.2 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During each of the two quarters ended June 26, 2014 and June 27, 2013, the Company received approximately $0.2 million and $0.3 million, respectively from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended June 26, 2014		Quarter Ended June 27, 2013		Two Quarters Ended June 26, 2014		Two Quarters Ended June 27, 2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of undistributed earnings	$28.6	$5.2	$30.6	$5.5	$27.6	$5.0	$49.6	$9.0
Denominator:
Weighted average common shares outstanding (in thousands)	131,578	23,709	131,075	23,709	131,576	23,709	131,045	23,709
Basic earnings per share	$0.22	$0.22	$0.23	$0.23	$0.21	$0.21	$0.38	$0.38
Diluted earnings per share:
Numerator:
Allocation of undistributed earnings for basic computation	$28.6	$5.2	$30.6	$5.5	$27.6	$5.0	$49.6	$9.0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	5.2	—	5.5	—	5.0	—	9.0	—
Reallocation of undistributed earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—	—
Allocation of undistributed earnings	$33.8	$5.2	$36.1	$5.5	$32.6	$5.0	$58.6	$9.0
Denominator:
Number of shares used in basic computation (in thousands)	131,578	23,709	131,075	23,709	131,576	23,709	131,045	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Stock options	—	—	4	—	1	—	4	—
Restricted stock and performance shares	930	—	840	—	910	—	823	—
Number of shares used in per share computations (in thousands)	156,217	23,709	155,628	23,709	156,196	23,709	155,581	23,709
Diluted earnings per share	$0.22	$0.22	$0.23	$0.23	$0.21	$0.21	$0.38	$0.38

10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC Topic 740, Income

Taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 became effective for the Company as of the beginning of fiscal 2014 and has been applied prospectively.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the update, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual reporting periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption is permitted. The Company expects to adopt ASU 2014-08 as of the beginning of fiscal 2015 and it does not anticipate the adoption of ASU 2014-08 to have a material impact on the Company's consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 26, 2014:

		Fair Value Measurements at June 26, 2014 Using
	Total Carrying Value at June 26, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available for sale(1)	$4.0	$4.0	$—	$—
Total assets at fair value	$4.0	$4.0	$—	$—
Liabilities:
Interest rate swaps(2)	$6.0	$—	$6.0	$—
Total liabilities at fair value	$6.0	$—	$6.0	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. During the two quarters ended June 26, 2014, the Company sold a total of 500,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $12.47 per share. In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million. During the two quarters ended June 26, 2014, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $3.0 million and a corresponding net increase to "Accumulated other comprehensive loss, net" of $0.6 million, net of tax. The fair value of the remaining 322,780 RealD, Inc. common shares held as of June 26, 2014 was $4.0 million, based on the publicly traded common stock price of RealD, Inc. as of June 26, 2014 of $12.48 per share.

(2)
The fair value of the Company’s interest rate swaps described in Note 4—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of June 26, 2014, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(6.0) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $1.9 million) and "Accrued expenses" (approximately $4.1 million) with a corresponding amount of $(3.7) million, net of tax, recorded to "Accumulated other comprehensive loss, net."  As of December 26, 2013, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(6.6) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $1.6 million) and "Accrued expenses" (approximately $5.0 million) with a corresponding amount of $(4.0) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters and two quarters ended June 26, 2014 and June 27, 2013 and accordingly, the net gain on the swaps of $0.3 million and $2.0 million, respectively, were reported as a component of other comprehensive income for the two quarters ended June 26, 2014 and June 27, 2013.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters and two quarters ended June 26, 2014 and June 27, 2013.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $3.7 million and $2.1 million, respectively, for the two quarters ended June 26, 2014 and June 27, 2013.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the two quarters ended June 26, 2014 and June 27, 2013.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of June 26, 2014 and December 26, 2013. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025, the 5 3/4% Senior Notes Due 2023, the 9 1/8% Senior Notes and the 8 5/8% Senior Notes were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at June 26, 2014 and December 26, 2013 consist of the following:

	June 26, 2014	December 26, 2013
	(in millions)
Carrying value	$2,248.3	$2,188.3
Fair value	$2,292.5	$2,238.5

12. SUBSEQUENT EVENTS

Quarterly Dividend Declaration

On July 24, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2014, to stockholders of record on September 5, 2014.

Settlement of Tax Dispute

As described in Note 7—"Commitments and Contingencies," the Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including tax disputes. To that end, on July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $17.4 million, including interest. The Company will record the refund during the third quarter of fiscal 2014.

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,349 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 26, 2014. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of June 26, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 26, 2013, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated herein by reference.

Our business strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the two quarters ended June 26, 2014 ("Fiscal 2014 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2014 Period totaled approximately $69.9 million.

•
During the Fiscal 2014 Period, we continued to actively manage our asset base by opening one new theatre with 12 screens and closing seven underperforming theatres with 57 screens, ending the Fiscal 2014 Period with 574 theatres and 7,349 screens.

•
During the Fiscal 2014 Period, we continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts. These concepts include (1) the installation of additional premium screens, including additional IMAX® digital projection systems and our proprietary large screen format, RPXSM, which allows us to offer our patrons all-digital, large format premium experiences at select theatre locations, (2) the expansion of our food and alcoholic beverage offerings to additional theatre locations, and (3) a continued focus on improved customer amenities, including the installation of luxury reclining seats in approximately 275 auditoriums by the end of fiscal 2014 and experimentation with various other customer engagement and marketing initiatives. The product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, coupled with the broadening of our food and alcoholic beverage offerings, and experimentation with other customer amenities and engagement initiatives, allow us to deliver a premium movie-going experience for our customers. We believe this strategy will enable us to differentiate our services and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

On July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $17.4 million, including interest. The Company will record the refund during the third quarter of fiscal 2014.

On July 24, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2014, to stockholders of record on September 5, 2014.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2014 were estimated to have decreased by approximately six to seven percent in comparison to the second fiscal quarter of 2013.  The industry’s box office results for the second quarter of 2014 were negatively impacted by difficult comparisons generated from strong attendance from the breadth and commercial success of the overall film slate during the second quarter of 2013.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended June 26, 2014 ("Q2 2014 Period"), the quarter ended June 27, 2013 ("Q2 2013 Period"), the Fiscal 2014 Period, and the two quarters ended June 27, 2013 ("Fiscal 2013 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q2 2014 Period		Q2 2013 Period		Fiscal 2014 Period		Fiscal 2013 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$517.0	67.1%	$571.0	67.8%	$1,006.6	67.2%	$1,007.6	67.8%
Concessions	212.3	27.6	227.7	27.0	413.0	27.6	399.5	26.9
Other operating revenues	41.0	5.3	43.6	5.2	77.6	5.2	78.0	5.3
Total revenues	770.3	100.0	842.3	100.0	1,497.2	100.0	1,485.1	100.0
Operating expenses:
Film rental and advertising costs(1)	273.5	52.9	309.9	54.3	528.5	52.5	525.8	52.2
Cost of concessions(2)	28.3	13.3	31.5	13.8	54.6	13.2	55.4	13.9
Rent expense(3)	106.3	13.8	104.6	12.4	210.9	14.1	204.2	13.7
Other operating expenses(3)	203.1	26.4	205.4	24.4	404.2	27.0	389.0	26.2
General and administrative expenses (including share-based compensation expense of $2.3 and $2.5 for the Q2 2014 Period and the Q2 2013 Period, respectively, and $4.2 and $4.8 for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively)(3)	18.3	2.4	19.6	2.3	36.9	2.5	37.6	2.5
Depreciation and amortization(3)	51.0	6.6	51.0	6.1	102.4	6.8	98.2	6.6
Net gain on disposal and impairment of operating assets(3)	4.0	0.5	3.2	0.4	3.6	(0.2)	0.6	—
Total operating expenses(3)	684.5	88.9	725.2	86.1	1,341.1	89.6	1,310.8	88.3
Income from operations(3)	85.8	11.1	117.1	13.9	156.1	10.4	174.3	11.7
Interest expense, net(3)	30.4	3.9	36.6	4.3	64.7	4.3	71.5	4.8
Loss on extinguishment of debt(3)	10.5	1.4	30.7	3.6	62.4	4.2	30.7	2.1
Earnings recognized from NCM(3)	(3.5)	0.5	(4.4)	0.5	(16.8)	1.1	(14.2)	1.0
Other, net(3)	(7.8)	1.0	(8.7)	(1.0)	(11.0)	0.7	(14.2)	1.0
Provision for income taxes(3)	22.4	2.9	26.8	3.2	24.3	1.6	42.0	2.8
Net income attributable to controlling interest(3)	$33.8	4.4	$36.1	4.3	$32.6	(2.2)	$58.6	3.9
Attendance (in thousands)	56,085	*	62,281	*	111,221	*	111,926	*
Average ticket price(4)	$9.22	*	$9.17	*	$9.05	*	$9.00	*
Average concessions per patron(5)	$3.79	*	$3.66	*	$3.71	*	$3.57	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q2 2014 Period, total admissions revenues decreased $54.0 million, or 9.5%, to $517.0 million, from $571.0 million in the Q2 2013 Period. A 9.9% decrease in attendance (approximately $56.5 million of total admissions revenues), partially offset by a 0.5% increase in average ticket prices (approximately $2.5 million of total admissions revenues), led to the overall decrease in the Q2 2014 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q2 2014 Period in comparison to that of the Q2 2013 Period was negatively impacted by strong attendance generated by the commercial appeal of the overall film slate during the Q2 2013 Period, including most notably, Iron Man 3. For the Q2 2014 Period, the 0.5% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Q2 2014 Period.  Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry’s per screen results for the Q2 2014 Period as compared to the Q2 2013 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis in the Q2 2014 Period was attributable to geographical differences in film product performance, premium format film performance and investment in new theatres and customer amenities offered by our competitors.

Total admissions revenues decreased $1.0 million, or 0.1%, during the Fiscal 2014 Period to $1,006.6 million, from $1,007.6 million in the Fiscal 2013 Period.  A 0.6% decrease in attendance (approximately $6.0 million of total admissions revenues), partially offset by a 0.6% increase in average ticket prices (approximately $5.0 million of total admissions revenues) led to the decline in the Fiscal 2014 Period admissions revenues. The decrease in attendance during the Fiscal 2014 Period was negatively impacted by strong attendance generated by the commercial appeal of the overall film slate during the Fiscal 2013 Period, partially offset by the favorable impact of the inclusion of the 513 screens from Hollywood Theaters for the entire Fiscal 2014 Period. The Hollywood Theaters screens accounted for 6.2 million attendees and contributed to approximately $47.2 million of total admissions revenues during the Fiscal 2014 Period in comparison to 3.5 million attendees and $27.2 million of total admissions revenues during the Fiscal 2013 Period. For the Fiscal 2014 Period, the 0.6% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2014 Period.

Concessions

During the Q2 2014 Period, total concessions revenues decreased $15.4 million, or 6.8%, to $212.3 million, from $227.7 million in the Q2 2013 Period. Average concessions revenues per patron during the Q2 2014 Period increased 3.6%, to $3.79, from $3.66 in the Q2 2013 Period. A 9.9% decrease in attendance (approximately $22.5 million of total concessions revenues), partially offset by a 3.6% increase in average concessions per patron (approximately $7.1 million of total concessions revenues), led to the overall decrease in the Q2 2014 Period concessions revenues. Total concessions revenues increased $13.5 million, or 3.4%, to $413.0 million in the Fiscal 2014 Period, from $399.5 million in the Fiscal 2013 Period. Average concessions revenues per patron during the Fiscal 2014 Period increased 3.9%, to $3.71, from $3.57 in the Fiscal 2013 Period. A 3.9% increase in average concessions revenues per patron (approximately $15.9 million of total concessions revenues), partially offset by a 0.6% decrease in attendance (approximately $2.4 million of total concessions revenues) led to the increase in the Fiscal 2014 Period concessions revenues. The increase in average concessions revenues per patron for the Q2 2014 Period and the Fiscal 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume per patron, selective price increases during the period and to a lesser extent, the continued rollout of our expanded food menu.

Other Operating Revenues

During the Q2 2014 Period, other operating revenues decreased $2.6 million, or 6.0%, to $41.0 million, from $43.6 million in the Q2 2013 Period. Other operating revenues decreased $0.4 million, or 0.5%, to $77.6 million during the Fiscal 2014 Period, from $78.0 million in the Fiscal 2013 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. The decrease in other operating revenues during the Q2 2014 Period was principally due to decreases in revenues from our vendor marketing programs (approximately $2.0 million), a decrease in revenues related to our gift card and discount ticket programs (approximately $1.8 million), partially offset by a net increase National CineMedia revenues (approximately $0.9 million). During the Fiscal 2014 Period, the net decline in other operating revenues was primarily due to a decrease in revenues related to our gift card and discount ticket programs (approximately $3.6 million), decreases in revenues from our vendor marketing programs (approximately $1.0 million), partially offset by increases in other theatre revenues (approximately $2.2 million) and National CineMedia revenues (approximately $2.2 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q2 2014 Period decreased to 52.9% from 54.3% in the Q2 2013 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2014 Period increased to 52.5% from 52.2% in the Fiscal 2013 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q2 2013 Period, partially offset by a slight increase in advertising and promotional costs during the Q2 2014 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2014 Period was primarily attributable to an increase in advertising and promotional costs coupled with higher film costs associated with the success of the top tier films exhibited during the first quarter of fiscal 2014.

Cost of Concessions

During the Q2 2014 Period, cost of concessions decreased $3.2 million, or 10.2%, to $28.3 million as compared to $31.5 million in the Q2 2013 Period. Cost of concessions decreased $0.8 million, or 1.4%, to $54.6 million during the Fiscal 2014 Period, from $55.4 million in the Fiscal 2013 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2014 Period was approximately 13.3% compared to 13.8% during the Q2 2013 Period. For the Fiscal 2014 Period, cost of concessions as a percentage of concessions revenues was approximately 13.2% compared to 13.9% for the Fiscal 2013 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2014 Period and the Fiscal 2014 Period was primarily related to an increase in the amount of vendor marketing revenues recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during the period.

Rent Expense

During the Q2 2014 Period, rent expense increased $1.7 million, or 1.6%, to $106.3 million, from $104.6 million in the Q2 2013 Period. During the Fiscal 2014 Period, rent expense totaled $210.9 million, an increase of $6.7 million, or 3.3%, from $204.2 million in the Fiscal 2013 Period. The increase in rent expense during the Q2 2014 Period was primarily attributable to incremental rent associated with the opening of eight new theatres with 104 screens subsequent to the end of the Q2 2013 Period, partially offset by the closure of 11 theatres with 98 screens since the end of the Q2 2013 Period. The increase in rent expense during the Fiscal 2014 Period was primarily attributable to incremental rent (approximately $2.5 million) associated with the leases acquired as part of the Hollywood Theaters acquisition and the opening of eight new theatres with 104 screens subsequent to the end of the Fiscal 2013 Period, partially offset by the closure of 11 theatres with 98 screens since the end of the Fiscal 2013 Period.

 Other Operating Expenses

Other operating expenses decreased $2.3 million, or 1.1%, to $203.1 million in the Q2 2014 Period, from $205.4 million in the Q2 2013 Period. During the Fiscal 2014 Period, other operating expenses increased $15.2 million, or 3.9%, to $404.2 million, from $389.0 million in the Fiscal 2013 Period. The decrease in other operating expenses during the Q2 2014 Period was attributable to decreased costs (approximately $1.5 million) associated with lower premium format film revenues during the Q2 2014 Period, partially offset by increases in certain non-rent occupancy costs (approximately $1.4 million). During the Fiscal 2014 Period, the increase in other operating expenses was primarily attributable to increases in theatre level payroll expenses (approximately $6.2 million) and certain non-rent occupancy costs (approximately $9.4 million), which included the impact of the 513 screens from Hollywood Theaters, partially offset by decreased costs (approximately $2.3 million) associated with lower premium format film revenues during the Fiscal 2014 Period.

General and Administrative Expenses

For the Q2 2014 Period, general and administrative expenses decreased $1.3 million, or 6.6%, to $18.3 million as compared to $19.6 million in the Q2 2013 Period. General and administrative expenses decreased $0.7 million, or 1.9%, to $36.9 million during the Fiscal 2014 Period, from $37.6 million in the Fiscal 2013 Period. The decrease in general and administrative expenses during the Q2 2014 Period and the Fiscal 2014 Period was primarily attributable to lower legal and professional fees associated with the Q2 2013 Period acquisition of Hollywood Theaters, lower corporate payroll and travel costs and slightly lower share-based compensation expense during such periods.

Depreciation and Amortization

Depreciation and amortization expense of $51.0 million during the Q2 2014 Period was consistent with that of the Q2 2013 Period. During the Fiscal 2014 Period, depreciation and amortization expense increased $4.2 million, or 4.3%, to $102.4 million, from $98.2 million in the Fiscal 2013 Period. The increase in depreciation and amortization expense during the Fiscal 2014 Period was primarily related to incremental depreciation and amortization expense associated with the addition of the 513 screens from Hollywood Theaters.

Income from Operations

During the Q2 2014 Period, income from operations decreased $31.3 million, or 26.7%, to $85.8 million, from $117.1 million in the Q2 2013 Period. Income from operations decreased $18.2 million, or 10.4%, to $156.1 million in the Fiscal 2014 Period, from $174.3 million in the Fiscal 2013 Period. The decrease in income from operations during the Q2 2014 Period was primarily attributable to a decrease in total revenues, partially offset by decreases in certain variable operating expense line items described above.  The decrease in income from operations during the Fiscal 2014 Period was primarily attributable to increases in certain variable operating expense line items described above (which included the impact of the 513 screens from Hollywood Theaters), partially offset by a slight increase in total revenues.

Interest Expense, net

Net interest expense totaled $30.4 million for the Q2 2014 Period, which represents a decrease of $6.2 million, or 16.9%, from $36.6 million in the Q2 2013 Period. During the Fiscal 2014 Period, net interest expense decreased $6.8 million, or 9.5%, to $64.7 million, from $71.5 million in the Fiscal 2013 Period. The decrease in net interest expense during the Q2 2014 Period and Fiscal 2014 Period was principally due to interest savings associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022 and to a lesser extent, a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio), partially offset by incremental interest associated with the June 2013 issuance of our 5 3/4% Senior Notes Due 2023.

Earnings Recognized from NCM

Earnings recognized from NCM decreased $0.9 million, or 20.5%, to $3.5 million in the Q2 2014 Period, from $4.4 million in the Q2 2013 Period. Earnings recognized from NCM increased $2.6 million, or 18.3%, to $16.8 million in the Fiscal 2014 Period, from $14.2 million in the Fiscal 2013 Period. The decrease in earnings recognized from National CineMedia during the Q2 2014 Period was primarily attributable to lower earnings of National CineMedia during the Q2 2014 Period and the timing of their contractual cash distributions to the Company. The increase in earnings recognized from National CineMedia during the Fiscal 2014 Period was primarily attributable to the timing of their contractual cash distributions to the Company.

Income Taxes

The provision for income taxes of $22.4 million and $26.8 million for the Q2 2014 Period and the Q2 2013 Period, respectively, reflect effective tax rates of approximately 39.9% and 42.6%, respectively. The provision for income taxes of $24.3 million and $42.0 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively, reflect effective tax rates of approximately 42.8% and 41.8%, respectively. The decrease in the effective tax rate for the Q2 2014 Period was primarily attributable to the state tax effects of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment associated with repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes that occurred during the Q2 2013 Period, which was not deductible in certain states, and the resolution of certain other state tax matters during the Q2 2014 Period. The increase in the effective tax rate for the Q2 2014 Period was primarily attributable to the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes that occurred during the Fiscal 2014 Period, which was not deductible in certain states.  The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q2 2014 Period, net income attributable to controlling interest totaled $33.8 million, which represents a decrease of $2.3 million, from net income attributable to controlling interest of $36.1 million in the Q2 2013 Period. Net income attributable to controlling interest for the Fiscal 2014 Period was $32.6 million, which represents a decrease of $26.0 million, from net income attributable to controlling interest of $58.6 million during the Fiscal 2013 Period. The decrease in net income attributable to controlling interest for the Q2 2014 Period was primarily attributable to a decline in operating income as described above, partially offset by the net impact of the $30.7 million ($19.4 million after related tax effects) loss on debt extinguishment recorded in the Q2 2013 Period and lower interest expense during the Q2 2014 Period. The decrease in net income attributable to controlling interest for the Fiscal 2014 Period was primarily attributable the net impact of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes and the decline in operating income as described above, partially offset by a decrease in interest expense during the Fiscal 2014 Period.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, acquisitions, general corporate purposes related to corporate operations, debt service and the Company's dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Credit Agreement described below. Under the terms of the Credit Agreement, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses, repurchase or retire for cash its 5 3/4% Senior Notes Due 2022, its 5 3/4% Senior Notes Due 2023 and its 5 3/4% Senior Notes Due 2025. In addition, as described further below, the indentures under which the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2023, and the 5 3/4% Senior Notes Due 2025 are issued limit the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries, or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

Net cash flows provided by operating activities totaled approximately $212.9 million and $256.6 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $43.7 million decrease in net cash flows generated by operating activities for the Fiscal 2014 Period as compared to the Fiscal 2013 Period was caused by a change in working capital activity of approximately $57.9 million, partially offset by a $14.2 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accounts payable and accrued expense and other activity, partially offset by changes in trade and other receivables activity during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. The change in accounts payable activity and accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2014 Period. The increase in trade and other receivables activity was attributable to decreased attendance and box office revenues at our theatres in the latter part of the Fiscal 2014 Period, which impacted our credit card receivables balance, decreased third party sales of our gift cards and discount tickets during such period and to a lesser extent, the timing of other receivables activity.
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

On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, a newly formed company owned directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, National CineMedia entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for certain facilities services, creative services, technical event services, event management services and other specified costs to the new entity for a period of nine months following the closing. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programming services of the Fathom Events business. Those provisions are now contained in Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale. Please see Note 4 to the 2013 Audited Consolidated Financial Statements for further discussion of National CineMedia and related transactions and AC JV.

During the Fiscal 2014 Period, we received approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 25.8 million common units. On a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of June 26, 2014.

As described further in Note 2—"Investments," on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system.

On May 5, 2014, NCM, Inc. announced that it has entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to antitrust clearance and other customary closing conditions.

During the Fiscal 2014 Period, the Company sold a total of 500,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $12.47 per share. In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million.

Net cash flows used in investing activities totaled approximately $48.3 million and $236.3 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $188.0 million decrease in cash flows used in investing activities during the Fiscal 2014 Period, as compared to the Fiscal 2013 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period, partially offset by a $11.3 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2014 Period.

Financing Activities

As described further in Note 4—"Debt Obligations," on March 11, 2014, the Company issued the 5 3/4% Senior Notes Due 2022 in a registered public offering. Net proceeds from the offering were approximately $760.6 million, after deducting underwriting discounts and offering expenses. In connection with the issuance of the 5 3/4% Senior Notes Due 2022, on February 25, 2014, the Company commenced tender offers to purchase for cash its 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,081.97, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before March 10, 2014. Total offer consideration for each $1,000 principal amount of Regal Cinemas' 8 5/8% Senior Notes tendered was $1,070.73, including an early tender premium payment of $30.00 per $1,000 principal amount of 8 5/8% Senior Notes for those holders who properly tendered their 8 5/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offers, approximately $222.3 million aggregate principal amount of the 9 1/8% Senior Notes were purchased and approximately $355.8 million aggregate principal amount of the 8 5/8% Senior Notes were purchased. Total additional consideration paid in the tender offers, including the early tender premium payment, was approximately $43.4 million. The tender offers were financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022. As a result of the tender offers, the Company recorded a $51.9 million loss on extinguishment of debt during the quarter ended March 27, 2014.   As discussed further under Note 5—"Debt Obligations," on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from 5 3/4% Senior Notes Due 2022 and available cash on hand. As a result of the April 10, 2014 redemption, the Company recorded a $10.5 million loss on extinguishment of debt during the Q2 2014 Period.

As of June 26, 2014, we had approximately $973.3 million aggregate principal amount outstanding under the Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of June 26, 2014, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of June 26, 2014, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On July 24, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2014, to stockholders of record on September 5, 2014. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows (used in) provided by financing activities were approximately $(90.2) million and $161.3 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $251.5 million increase in cash flows used in financing activities during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily attributable to the impact of $764.3 million of cash used to repurchase our 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of $500.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025 and 5 3/4% Senior Notes Due 2023 in the Fiscal 2013 Period, partially offset by of the impact of $775.0 million in gross proceeds received in connection with the issuance of our 5 3/4% Senior Notes Due 2022 during the Fiscal 2014 Period and the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes during the Fiscal 2013 Period

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $137.6 million and $150.5 million for the Q2 2014 Period and the Q2 2013 Period, respectively, and $224.0 million and $270.3 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The decrease in EBITDA during the Q2 2014 Period was primarily attributable to a decline in operating income as described above, partially offset by the net impact of the $30.7 million loss on debt extinguishment recorded in the Q2 2013 Period. The decrease in EBITDA for the Fiscal 2014 Period was primarily attributable the net impact of the $62.4 million loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes and the decline in operating income during the Fiscal 2014 Period. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q2 2014 Period	Q2 2013 Period	Fiscal 2014 Period	Fiscal 2013 Period
EBITDA	$137.6	$150.5	$224.0	$270.3
Interest expense, net	(30.4)	(36.6)	(64.7)	(71.5)
Provision for income taxes	(22.4)	(26.8)	(24.3)	(42.0)
Deferred income taxes	(0.6)	4.0	(0.5)	2.5
Changes in operating assets and liabilities	(6.9)	25.2	10.8	68.7
Loss on extinguishment of debt	10.5	30.7	62.4	30.7
Other items, net	(2.9)	(1.3)	5.2	(2.1)
Net cash provided by operating activities	$84.9	$145.7	$212.9	$256.6

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of June 26, 2014, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,262.6	$16.2	$24.1	$945.9	$1,276.4
Future interest on debt obligations(2)	750.3	111.2	207.6	154.0	277.5
Capital lease obligations, including interest(3)	24.0	3.7	6.3	2.8	11.2
Lease financing arrangements, including interest(3)	124.7	19.9	35.9	36.0	32.9
Purchase commitments(4)	44.1	35.0	9.1	—	—
Operating leases(5)	3,013.9	414.9	776.1	682.6	1,140.3
FIN 48 liabilities(6)	1.0	1.0	—	—	—
Other liabilities	0.1	0.1	—	—	—
Total	$6,220.7	$602.0	$1,059.1	$1,821.3	$2,738.3

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$85.0	$—	$—
_______________________________________________________________________________

(1)
These amounts are included on our unaudited consolidated balance sheet as of June 26, 2014. Our Credit Agreement provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2013 Audited Consolidated Financial Statements.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $523.3 million of variable interest rate borrowings under the Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025 and approximately $14.3 million of other debt obligations) are based on the stated fixed rate or in the case of the $523.3 million of variable interest rate borrowings under the Term Facility, the current interest rate specified in our Credit Agreement as of June 26, 2014 (2.65%). Future interest payments on the Company's hedged indebtedness as of June 26, 2014 (the remaining $450.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 4—"Debt Obligations") as of June 26, 2014 (2.50%) and (2) the expected fixed interest payments under the Company's three effective interest rate swap agreements, which are further described in Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of June 26, 2014. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.08%, maturing in various installments through 2028. Refer to Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements and Note 5 to the 2013 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of June 26, 2014, including improvements associated with existing theatres, the construction of new theatres and investments in non-consolidated entities.

(5)
We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the 2013 Audited Consolidated Financial Statements. As described in Note 2—"Investments," on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system.

(6)
The table does not include approximately $6.9 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of June 26, 2014.

(7)
In addition, as of June 26, 2014, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Under the terms of the Company’s three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of June 26, 2014) described in Note 4 —"Debt Obligations," Regal Cinemas pays interest at fixed rates ranging from 0.817% to 1.820% and receives interest at a variable rate.

As of June 26, 2014 and December 26, 2013, borrowings of $973.3 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.22% (as of June 26, 2014) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of June 26, 2014, would increase or decrease interest expense by $0.8 million for the quarter ended June 26, 2014.

In addition, the Company is exposed to equity price risk associated with approximately 0.3 million shares of stock held in RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments."  Such shares of stock are accounted for as available for sale securities with recurring fair value adjustments recorded as a component of accumulated other comprehensive loss/income (net of related tax effects).

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 26, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 26, 2014, our disclosure controls and procedures were effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED JUNE 26, 2014

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
March 28, 2014 - April 30, 2014	412	$19.06	—	—
May 1, 2014 - May 31, 2014	—	—	—	—
June 1, 2014 - June 26, 2014	—	—	—	—
Total	412	$19.06	—	—
During the quarter ended June 26, 2014, the Company withheld approximately 412 shares of restricted stock at an aggregate cost of less than $0.1 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 26, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 5, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 26, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text