Form 10-Q
period 2014-09-25
REGAL ENTERTAINMENT GROUP
filed 2014-11-04
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2014

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
Yes ☐ No ☒

Class A Common Stock—132,465,104 shares outstanding at October 31, 2014

Class B Common Stock—23,708,639 shares outstanding at October 31, 2014

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 25, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244.0	$280.9
Trade and other receivables	37.9	122.8
Income tax receivable	20.4	6.6
Inventories	16.6	19.0
Prepaid expenses and other current assets	27.1	19.3
Deferred income tax asset	17.2	16.5
TOTAL CURRENT ASSETS	363.2	465.1
PROPERTY AND EQUIPMENT:
Land	138.7	139.0
Buildings and leasehold improvements	2,089.7	2,074.1
Equipment	984.1	948.5
Construction in progress	17.2	6.7
Total property and equipment	3,229.7	3,168.3
Accumulated depreciation and amortization	(1,793.4)	(1,658.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,436.3	1,509.6
GOODWILL	320.4	320.4
INTANGIBLE ASSETS, NET	54.8	57.7
DEFERRED INCOME TAX ASSET	39.3	32.6
OTHER NON-CURRENT ASSETS	339.5	319.3
TOTAL ASSETS	$2,553.5	$2,704.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$29.4	$29.8
Accounts payable	108.2	170.2
Accrued expenses	64.2	86.6
Deferred revenue	142.3	181.8
Interest payable	12.6	38.0
TOTAL CURRENT LIABILITIES	356.7	506.4
LONG-TERM DEBT, LESS CURRENT PORTION	2,242.7	2,187.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	72.2	80.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	11.5	13.0
NON-CURRENT DEFERRED REVENUE	421.7	424.8
OTHER NON-CURRENT LIABILITIES	203.8	207.9
TOTAL LIABILITIES	3,308.6	3,420.0
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,465,104 and 132,120,854 shares issued and outstanding at September 25, 2014 and December 26, 2013, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 25, 2014 and December 26, 2013	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(783.8)	(782.9)
Retained earnings	32.1	71.8
Accumulated other comprehensive loss, net	(1.1)	(2.4)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(752.7)	(713.4)
Noncontrolling interest	(2.4)	(1.9)
TOTAL DEFICIT	(755.1)	(715.3)
TOTAL LIABILITIES AND DEFICIT	$2,553.5	$2,704.7

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended September 25, 2014	Quarter Ended September 26, 2013	Three Quarters Ended September 25, 2014	Three Quarters Ended September 26, 2013
REVENUES:
Admissions	$461.1	$548.4	$1,467.7	$1,556.0
Concessions	194.5	224.1	607.5	623.6
Other operating revenues	38.2	40.6	115.8	118.6
TOTAL REVENUES	693.8	813.1	2,191.0	2,298.2
OPERATING EXPENSES:
Film rental and advertising costs	244.7	286.6	773.2	812.4
Cost of concessions	25.7	30.5	80.3	85.9
Rent expense	104.5	105.7	315.4	309.9
Other operating expenses	188.2	208.7	592.4	597.7
General and administrative expenses (including share-based compensation of $2.2 for the quarters ended September 25, 2014 and September 26, 2013, and $6.4 and $7.0 for the three quarters ended September 25, 2014 and September 26, 2013, respectively)	17.3	16.9	54.2	54.5
Depreciation and amortization	51.9	50.8	154.3	149.0
Net loss on disposal and impairment of operating assets	2.9	4.1	6.5	4.7
TOTAL OPERATING EXPENSES	635.2	703.3	1,976.3	2,014.1
INCOME FROM OPERATIONS	58.6	109.8	214.7	284.1
OTHER EXPENSE (INCOME):
Interest expense, net	29.3	35.0	94.0	106.5
Loss on extinguishment of debt	—	—	62.4	30.7
Earnings recognized from NCM	(6.5)	(10.4)	(23.3)	(24.6)
Gain on sale of NCM, Inc. common stock	—	(30.9)	—	(30.9)
Other, net	(8.6)	(9.2)	(19.6)	(23.4)
TOTAL OTHER EXPENSE (INCOME), NET	14.2	(15.5)	113.5	58.3
INCOME BEFORE INCOME TAXES	44.4	125.3	101.2	225.8
PROVISION FOR INCOME TAXES	18.0	50.2	42.3	92.2
NET INCOME	26.4	75.1	58.9	133.6
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.3	—	0.4	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$26.7	$75.1	$59.3	$133.7
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,288	154,892	155,287	154,858
Diluted	156,362	155,793	156,252	155,710
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.17	$0.48	$0.38	$0.86
Diluted	$0.17	$0.48	$0.38	$0.86
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.21	$0.66	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended September 25, 2014	Quarter Ended September 26, 2013	Three Quarters Ended September 25, 2014	Three Quarters Ended September 26, 2013
NET INCOME	$26.4	$75.1	$58.9	$133.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	1.1	(0.3)	1.4	1.7
Change in fair value of available for sale securities	(0.6)	(3.2)	0.6	(1.2)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	(0.6)	(1.2)
Change in fair value of equity method investee interest rate swap transactions	0.5	(0.4)	(0.2)	1.1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1.0	(3.9)	1.2	0.4
TOTAL COMPREHENSIVE INCOME, NET OF TAX	27.4	71.2	60.1	134.0
Comprehensive loss attributable to noncontrolling interest, net of tax	0.3	—	0.4	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$27.7	$71.2	$60.5	$134.1

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 25, 2014	Three Quarters Ended September 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58.9	$133.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154.3	149.0
Amortization of debt discount and premium, net	—	(0.2)
Amortization of debt acquisition costs	3.6	3.3
Share-based compensation expense	6.4	7.0
Deferred income tax (benefit) provision	(7.7)	6.3
Net loss on disposal and impairment of operating assets	6.5	4.7
Equity in income of non-consolidated entities	(21.5)	(25.2)
Gain on sale of NCM, Inc. common stock	—	(30.9)
Loss on extinguishment of debt	62.4	30.7
Gain on sale of available for sale securities	(2.0)	(2.6)
Non-cash rent expense	(2.1)	5.0
Excess cash distribution on NCM shares	10.7	6.2
Landlord contributions	2.9	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	71.1	74.1
Inventories	2.5	1.4
Prepaid expenses and other assets	(7.3)	(8.8)
Accounts payable	(53.9)	(49.5)
Income taxes payable	(0.1)	19.1
Deferred revenue	(48.4)	(54.0)
Accrued expenses and other liabilities	(51.3)	(13.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	185.0	255.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96.8)	(70.1)
Proceeds from disposition of assets	1.7	6.7
Proceeds from sale of NCM, Inc. common stock	—	40.9
Investment in non-consolidated entities	(3.4)	(5.2)
Distributions to partnership	(0.1)	(0.1)
Cash used for acquisition, net of cash acquired	—	(194.4)
Change in other long-term assets	2.7	—
Proceeds from sale of available for sale securities	6.0	5.9
NET CASH USED IN INVESTING ACTIVITIES	(89.9)	(216.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(104.2)	(99.5)
Payments on long-term obligations	(19.9)	(18.2)
Proceeds from stock option exercises	0.1	1.3
Cash paid for tax withholdings and other	(3.8)	(4.4)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	775.0	—
Cash used to repurchase Regal 9 1/8% Senior Notes	(336.3)	(244.3)
Cash used to repurchase Regal 8 5/8% Senior Notes	(428.0)	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	—	250.0
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	—	250.0
Payment of debt acquisition costs	(14.9)	(13.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(132.0)	121.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36.9)	160.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	280.9	109.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244.0	$270.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$63.4	$65.3
Cash paid for interest	$117.6	$121.2
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Investment in NCM	$5.9	$33.8
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2014 AND SEPTEMBER 26, 2013

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

Regal operates the largest theatre circuit in the United States, consisting of 7,347 screens in 573 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 25, 2014. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. The quarters and three quarters ended September 25, 2014 and September 26, 2013 were comprised of 13 and 39-week periods, respectively. On August 27, 2014, the Company's Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015.  The Company’s current fiscal year will end on January 1, 2015, with subsequent fiscal years ending on December 31 of each year.  Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 25, 2014, the unaudited condensed consolidated statements of income and comprehensive income for the quarters and three quarters ended September 25, 2014 and September 26, 2013, and the unaudited condensed consolidated statements of cash flows for the three quarters ended September 25, 2014 and September 26, 2013 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 26, 2013 unaudited condensed consolidated balance sheet information is derived from the 2013 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 25, 2014 are not necessarily indicative of the operating results that may be achieved for the full 2014 fiscal year.

Certain reclassifications have been made to the 2013 unaudited condensed consolidated financial statements to conform to the 2014 presentation.

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

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the three quarters ended September 25, 2014:

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$—	$—	$—
Receipt of additional common units(1)	5.9	(5.9)	—	—	—
Receipt of excess cash distributions(2)	(7.2)	—	19.0	(11.8)	—
Receipt under tax receivable agreement(2)	(3.6)	—	11.2	(7.6)	—
Revenues earned under ESA(3)	—	—	10.6	—	(10.6)
Amortization of deferred revenue(4)	—	7.2	—	—	(7.2)
Equity income attributable to additional common units(5)	3.9	—	—	(3.9)	—
Balance as of and for the period ended September 25, 2014	$157.5	$(430.9)	$40.8	$(23.3)	$(17.8)
 ________________________________

(1)
On March 13, 2014, we received from National CineMedia approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 13, 2014, the Company recorded an increase to its investment in National CineMedia of $5.9 million with a corresponding increase to deferred revenue. The deferred revenue is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Initial Investment Tranche and Additional Investments Tranche and increased our ownership share in National CineMedia to 25.8 million common units. As a result, on a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of September 25, 2014.

(2)
During the three quarters ended September 25, 2014 and September 26, 2013, the Company received $30.2 million and $26.3 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $11.2 million and $4.6 million received under the tax receivable agreement described in Note 4 to the 2013 Audited Consolidated Financial Statements of the Company). Approximately $10.8 million and $6.3 million of these cash distributions received during the three quarters ended September 25, 2014 and September 26, 2013, respectively, were attributable to the Additional

Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $10.6 million and $9.4 million for the three quarters ended September 25, 2014 and September 26, 2013, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $10.3 million and $11.8 million for the three quarters ended September 25, 2014 and September 26, 2013, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

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

In addition, as of September 25, 2014, approximately $1.7 million and $0.7 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 26, 2013, approximately $4.1 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended September 25, 2014. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters and two quarters ended June 26, 2014 and June 27, 2013 is as follows (in millions):

	Quarter Ended June 26, 2014	Quarter Ended June 27, 2013	Two Quarters Ended June 26, 2014	Two Quarters Ended June 27, 2013
Revenues	$99.9	$122.8	$170.1	$205.0
Income from operations	42.0	58.0	54.8	79.6
Net income	26.4	41.1	23.6	46.7

On May 5, 2014, NCM, Inc. announced that it had entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share).  Consummation of the transaction is subject to antitrust clearance and other customary closing conditions as discussed further in Note 7—"Commitments and Contingencies."

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of September 25, 2014 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the three quarters ended September 25, 2014 is as follows (in millions):

Balance as of December 26, 2013	$101.6
Equity contributions	3.0
Equity in earnings of DCIP(1)	19.8
Change in fair value of equity method investee interest rate swap transactions	(0.4)
Balance as of September 25, 2014	$124.0
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from Kasima, LLC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the 2013 Audited Consolidated Financial Statements. DCIP incurred a loss on debt extinguishment of approximately $6.0 million as a result of the debt repayment and Regal recorded its pro rata share of such loss (approximately $2.8 million) during the quarter ended June 26, 2014 as a reduction of equity in earnings of DCIP. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of September 25, 2014, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 minimum rental to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the three quarters ended September 25, 2014 and September 26, 2013, the Company incurred total rent expense of approximately $6.4 million and $10.9 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and three quarters ended September 30, 2014 and 2013 is as follows (in millions):

	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Three Quarters Ended September 30, 2014	Three Quarters Ended September 30, 2013
Net revenues	$41.7	$46.3	$127.7	$134.4
Income from operations	25.0	29.7	76.0	85.3
Net income	17.8	16.5	42.4	30.8

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of September 25, 2014 and the Company may invest an additional $10.0 million in this joint venture. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through September 25, 2014 continued to be in excess of the Company's initial $30.0 million commitment by approximately $1.8 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the three quarters ended September 25, 2014 is as follows (in millions):

Balance as of December 26, 2013	$(7.1)
Equity in loss attributable to Open Road Films(1)	(2.9)
Balance as of September 25, 2014	$(10.0)
________________________________

(1)
Represents the Company’s recorded share of the net loss of Open Road Films. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and three quarters ended September 30, 2014 and 2013 is as follows (in millions):

	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Three Quarters Ended September 30, 2014	Three Quarters Ended September 30, 2013
Revenues	$36.9	$24.4	$128.4	$125.8
Income (loss) from operations	11.1	3.8	(7.3)	19.3
Net income (loss)	10.6	3.2	(8.9)	17.3

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  On March 11, 2014 and June 5, 2014, the Company sold a total of 500,000 shares of RealD, Inc. as described further in Note 11—"Fair Value of Financial Instruments." In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million. Such gain is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income for the three quarters ended September 25, 2014. The carrying value of the Company’s investment in RealD, Inc. as of September 25, 2014 was approximately $3.1 million. See Note 11—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets."

Investment in AC JV, LLC
On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The carrying value of the Company's investment in AC JV was approximately $7.6 million as of September 25, 2014.

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

The transaction included the assumption of lease financing obligations associated with 14 acquired theatres and various capital lease obligations, which are presented in the Company's consolidated balance sheet as of September 25, 2014. Such obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through December 2030. In addition, the transaction included the acquisition of favorable leases (approximately $34.4 million) and unfavorable leases (approximately $10.7 million), which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately 18 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is not deductible for tax purposes.

4. DEBT OBLIGATIONS

Debt obligations at September 25, 2014 and December 26, 2013 consist of the following (in millions):

	September 25, 2014	December 26, 2013
Regal Cinemas Amended Senior Credit Facility	$970.8	$978.3
Regal 5 3/4% Senior Notes Due 2022	775.0	—
Regal 9 1/8% Senior Notes, including premium	—	315.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	—	394.6
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.09% as of September 25, 2014, maturing in various installments through November 2028	83.1	91.0
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	13.7	16.0
Other	13.2	15.4
Total debt obligations	2,355.8	2,310.7
Less current portion	29.4	29.8
Total debt obligations, less current portion	$2,326.4	$2,280.9

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2013 Audited Consolidated Financial Statements and incorporated by reference herein, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse"), and the lenders party thereto (the "Lenders"). The Credit Agreement provides, among other things, for senior secured credit facilities consisting of a term loan facility (the "Term Facility") with an original principal balance of $1,006.0 million and final maturity date in August 2017 and a revolving credit facility (the "Revolving Facility") of up to $85.0 million (the “Revolving Commitment”) with a final maturity date in May 2017.

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

As of September 25, 2014 and December 26, 2013, borrowings of $970.8 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.22% (as of September 25, 2014) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps described below is taken into account.

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

Interest Rate Swaps— As of September 25, 2014, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (maturity dates ranging from June 30, 2015 through December 31, 2016), which require Regal Cinemas to pay interest at fixed rates ranging from 0.817% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $450.0 million of variable rate debt obligations at an effective rate of approximately 3.88% as of September 25, 2014.

Under the terms of the Company’s three effective interest rate swap agreements as of September 25, 2014 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and receives 1-month LIBOR on the next $150.0 million of borrowings under the Term Facility. In addition, the Company will receive 1-month LIBOR on the next $200.0 million of borrowings under the Term Facility once the remaining interest rate swap agreement becomes effective. With respect to the Company's three effective interest rate swap agreements as of September 25, 2014, the 3-month LIBOR rate and the 1-month LIBOR rate on each respective reset date determines the variable portion of the interest rate swaps for the following three-month and one-month periods, respectively. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of September 25, 2014:

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

Covenant Compliance—As of September 25, 2014, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $18.0 million and $50.2 million for the quarters ended September 25, 2014 and September 26, 2013, respectively, reflect effective tax rates of approximately 40.5% and 40.1%, respectively. The provision for income taxes of $42.3 million and $92.2 million for the three quarters ended September 25, 2014 and September 26, 2013, respectively, reflect effective tax rates of approximately 41.8% and 40.8%, respectively. The increase in the effective tax rate for the quarter ended September 25, 2014 is primarily attributable to the impact of federal and state interest accruals on certain deferred taxes during the quarter ended September 25, 2014. The increase in the effective tax rate for the three quarters ended September 25, 2014 is primarily attributable to the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes that occurred during the three quarters ended

September 25, 2014, which was not deductible in certain states. The effective tax rates for the quarters and three quarters ended September 25, 2014 and September 26, 2013 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 25, 2014 and December 26, 2013 of $34.5 million and $34.1 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. During the quarter ended September 25, 2014, the valuation allowance was increased by $0.4 million related to management's determination that it was more likely than not that net operating losses generated in certain U.S. territories by Hollywood Theaters prior to the acquisition would not be realized. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal examinations by tax authorities for years before 2010, and with limited exceptions, is not subject to state income tax examinations for years before 2010. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  In May 2014, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2012 federal income tax return. As of the quarter ended September 25, 2014, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.
6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 25, 2014, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of September 25, 2014, 132,465,104 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 25, 2014, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 25, 2014. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2013 Audited Consolidated Financial Statements, incorporated by reference herein.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 25, 2014.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of September 25, 2014, 4,620,331 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of September 25, 2014, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted during the quarters and three quarters ended September 25, 2014 and September 26, 2013 and no compensation expense related to stock options was recorded during such periods.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the three quarters ended September 25, 2014, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows and $0.1 million of proceeds from the exercise of stock options. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.  For the three quarters ended September 26, 2013, the unaudited condensed consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $1.3 million for the three quarters ended September 26, 2013. The actual income tax benefit realized from stock option exercises was approximately $0.2 million for the same period.

The following table represents stock option activity for the three quarters ended September 25, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of period	3,900	$13.72	0.49
Granted during the period	—	—
Exercised during the period	(3,900)	13.72
Forfeited during the period	—	—
Outstanding options at end of period	—	—	—
Exercisable options at end of period	—	—	—

Restricted Stock

As described further in Note 9 to the 2013 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the three quarters ended September 25, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 8, 2014) was $19.08 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the three quarters ended September 25, 2014, the Company withheld approximately 194,675 shares of restricted stock at an aggregate cost of approximately $3.8 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 576,921 restricted stock awards.  In addition, during the three quarters ended September 25, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014. These awards are scheduled to fully vest on January 12, 2015, the one year anniversary of the calculation date.

During the quarters ended September 25, 2014 and September 26, 2013, the Company recognized approximately $1.0 million of share-based compensation expense related to restricted share grants. During the three quarters ended September 25, 2014 and September 26, 2013, the Company recognized approximately $3.0 million and $3.5 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 25, 2014, we have unrecognized compensation expense of $5.1 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended September 25, 2014:

Unvested at beginning of period	927,261
Granted during the period	227,447
Vested during the period	(576,921)
Forfeited during the period	(23,172)
Conversion of performance shares during the period	330,750
Unvested at end of period	885,365

During the three quarters ended September 25, 2014, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million.  During the three quarters ended September 26, 2013, the Company paid three cash dividends of $0.21 on each share of outstanding restricted stock totaling approximately $0.7 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the three quarters ended September 25, 2014, 226,471 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2014 proxy statement filed with the Commission on March 21, 2014, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 8, 2017 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 8, 2018 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 8, 2014) was $19.08 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended September 25, 2014 and September 26, 2013, the Company recognized approximately $1.2 million of share-based compensation expense related to performance share grants.  During the three quarters ended September 25, 2014 and September 26, 2013, the Company recognized approximately $3.4 million and $3.5 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of September 25, 2014, we have unrecognized compensation expense of $6.6 million associated with performance share units. During the three quarters ended September 25, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 25, 2014:

Unvested at beginning of period	940,767
Granted (based on target) during the period	226,471
Cancelled/forfeited during the period	(23,561)
Conversion to restricted shares during the period	(330,750)
Unvested at end of period	812,927

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

On June 17, 2014, Starlight Cinemas, Inc. (the "Plaintiff") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. The Plaintiff alleges, among other things, that Regal has adversely affected the Plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. The Plaintiff is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct.  Regal filed a motion to dismiss all claims.  The United States District Court for the Central District of California granted the motion on October 23, 2014. On October 30, 2014, Starlight filed an amended complaint. Management believes that the allegations and claims are without merit and intends to vigorously defend against the Plaintiff's claims if the Plaintiff pursues the case.

On July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $17.4 million, including interest. The Company recorded the refund during the quarter ended September 25, 2014 by reducing "Other operating expenses" by approximately $16.8 million and "Interest expense, net" by approximately $0.6 million.

As discussed in Note 2—"Investments," on May 5, 2014, NCM, Inc. announced that it had entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock.  Consummation of the transaction is subject to antitrust clearance and other customary closing conditions. As described in Note 12—"Subsequent Events," on November 3, 2014, the U.S. Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. National CineMedia has indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bears a pro rata portion of this fee based upon their ownership percentage in National CineMedia. The Company holds an investment in National CineMedia of 20.1% as of September 25, 2014. As of September 25, 2014, National CineMedia did not have a liability recorded for this termination fee as it does not believe payment to be probable.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of September 25, 2014. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

In prior years, private litigants and the DOJ had filed claims against the Company alleging that a number of theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. On or about February 5, 2014 the Company filed its final compliance report and fulfilled all of its obligations under the Consent Decree. From time to time, the Company receives claims that the stadium seating offered by theatres allegedly violates the ADA. In these instances, the Company seeks to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

The accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing remains a topic of interest to the DOJ and they have published an Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has deployed new digital captioning and descriptive video systems that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

8. RELATED PARTY TRANSACTIONS

During the quarters and three quarters ended September 25, 2014 and September 26, 2013, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during the quarters and three quarters ended September 25, 2014 and September 26, 2013, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended September 25, 2014 and September 26, 2013, the Company received approximately $0.2 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During each of the three quarters ended September 25, 2014 and September 26, 2013, the Company received approximately $0.4 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. The earnings for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares. As the liquidation and dividend rights are identical, the earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted earnings per share of Class A common stock, the earnings are equal to net income attributable to controlling interest for that computation.

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended September 25, 2014		Quarter Ended September 26, 2013		Three Quarters Ended September 25, 2014		Three Quarters Ended September 26, 2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$22.6	$4.1	$63.6	$11.5	$50.2	$9.1	$113.2	$20.5
Denominator:
Weighted average common shares outstanding (in thousands)	131,579	23,709	131,183	23,709	131,578	23,709	131,149	23,709
Basic earnings per share	$0.17	$0.17	$0.48	$0.48	$0.38	$0.38	$0.86	$0.86
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$22.6	$4.1	$63.6	$11.5	$50.2	$9.1	$113.2	$20.5
Reallocation of earnings as a result of conversion of Class B to Class A shares	4.1	—	11.5	—	9.1	—	20.5	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—	—
Allocation of earnings	$26.7	$4.1	$75.1	$11.5	$59.3	$9.1	$133.7	$20.5
Denominator:
Number of shares used in basic computation (in thousands)	131,579	23,709	131,183	23,709	131,578	23,709	131,149	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Stock options	—	—	1	—	—	—	3	—
Restricted stock and performance shares	1,074	—	900	—	965	—	849	—
Number of shares used in per share computations (in thousands)	156,362	23,709	155,793	23,709	156,252	23,709	155,710	23,709
Diluted earnings per share	$0.17	$0.17	$0.48	$0.48	$0.38	$0.38	$0.86	$0.86

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). ASU 2014-12 is intended to resolve the diverse accounting treatment of share-based awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company expects to apply the amendments prospectively to all awards granted or modified after the effective date and expects to adopt ASU 2014-12 as of the beginning of fiscal 2016. The Company does not anticipate the adoption of ASU 2014-12 to have a material impact on the Company's consolidated financial statements and related disclosures.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 25, 2014:

		Fair Value Measurements at September 25, 2014 Using
	Total Carrying Value at September 25, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available for sale(1)	$3.1	$3.1	$—	$—
Interest rate swaps(2)	$0.3	$—	$0.3	$—
Total assets at fair value	$3.4	$3.1	$0.3	$—
Liabilities:
Interest rate swaps(2)	$4.5	$—	$4.5	$—
Total liabilities at fair value	$4.5	$—	$4.5	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. During the three quarters ended September 25, 2014, the Company sold a total of 500,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $12.47 per share. In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million. During the three quarters ended September 25, 2014, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $3.9 million with no net change to "Accumulated other comprehensive loss, net." The fair value of the remaining 322,780 RealD, Inc. common shares held as of September 25, 2014 was $3.1 million, based on the publicly traded common stock price of RealD, Inc. as of September 25, 2014 of $9.50 per share.

(2)
The fair value of the Company’s interest rate swaps described in Note 4—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of September 25, 2014, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(4.2) million, which was recorded as components of "Other Non-Current Assets" (approximately $0.3 million) and "Accrued expenses" (approximately $4.5 million) with a corresponding amount of $(2.6) million, net of tax, recorded to "Accumulated other comprehensive loss, net."  As of December 26, 2013, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(6.6) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $1.6 million) and "Accrued expenses" (approximately $5.0 million) with a corresponding amount of $(4.0) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters and three quarters ended September 25, 2014 and September 26, 2013 and accordingly, the net gain on the swaps of $1.4 million and $1.7 million, respectively, were reported as a component of other comprehensive income for the three quarters ended September 25, 2014 and September 26, 2013.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters and three quarters ended September 25, 2014 and September 26, 2013.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $5.6 million and $7.9 million, respectively, for the three quarters ended September 25, 2014 and September 26, 2013.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the three quarters ended September 25, 2014 and September 26, 2013.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of September 25, 2014 and December 26, 2013. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025, the 5 3/4% Senior Notes Due 2023, the 9 1/8% Senior Notes and the 8 5/8% Senior Notes were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at September 25, 2014 and December 26, 2013 consist of the following:

	September 25, 2014	December 26, 2013
	(in millions)
Carrying value	$2,245.8	$2,188.3
Fair value	$2,239.6	$2,238.5

12. SUBSEQUENT EVENTS

Declaration of Quarterly Dividend and Special Cash Dividend and Exploration of Strategic Alternatives

On October 27, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock). Additionally, on October 27, 2014, the Company’s Board of Directors declared a special cash dividend of $1.00 per Class A and Class B common share (including outstanding restricted stock). Both dividends are payable on December 15, 2014, to stockholders of record on December 4, 2014.

Also on October 27, 2014, the Company announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value, which may include a potential sale of the Company. The Board of Directors has retained Morgan Stanley & Co. LLC, Inc. as its financial advisor to assist in the review process. The Company has not set a definitive timetable for completing its exploration of strategic alternatives and there can be no assurance that the process will result in any specific outcome. The Company does not intend to disclose further developments during this process, unless and until its Board of Directors approves a specific course of action or otherwise concludes the review.

National CineMedia, Inc.
On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. NCM, Inc. and Screenvision, LLC intend to defend their proposed merger.

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,347 screens in 573 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 25, 2014. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of September 25, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

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

Our business strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, realizing selective growth opportunities through new theatre construction, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and capitalizing on prudent industry consolidation and partnership opportunities. This strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the three quarters ended September 25, 2014 ("Fiscal 2014 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2014 Period totaled approximately $104.2 million.

•
During the Fiscal 2014 Period, we continued to actively manage our asset base by opening three new theatres with 35 screens and closing ten underperforming theatres with 82 screens, ending the Fiscal 2014 Period with 573 theatres and 7,347 screens.

•
During the Fiscal 2014 Period, we continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on three complementary fronts. These concepts include (1) the installation of additional premium screens, including additional IMAX® digital projection systems and our proprietary large screen format, RPXSM, which allows us to offer our patrons all-digital, large format premium experiences at select theatre locations, (2) the expansion of our food and alcoholic beverage offerings to additional theatre locations, and (3) a continued focus on improved customer amenities, including the installation of luxury reclining seats in approximately 300 auditoriums by the end of fiscal 2014 and experimentation with various other customer engagement and marketing initiatives. The costs of these conversions in some cases are partially covered by investments from our theatre landlords. The product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, coupled with the broadening of our food and alcoholic beverage offerings, and experimentation with other customer amenities and engagement initiatives, allow us to deliver a premium movie-going experience for substantially all of our customers. We believe this strategy will enable us to differentiate our services in certain markets and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

On October 27, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock). Additionally, on October 27, 2014, the Company’s Board of Directors declared a special cash dividend of $1.00 per Class A and Class B common share (including outstanding restricted stock). Both dividends are payable on December 15, 2014, to stockholders of record on December 4, 2014.

Also on October 27, 2014, the Company announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value, which may include a potential sale of the Company. The Board of Directors has retained Morgan Stanley & Co. LLC, Inc. as its financial advisor to assist in the review process. The Company has not set a definitive timetable for completing its exploration of strategic alternatives and there can be no assurance that the process will result in any specific outcome. The Company does not intend to disclose further developments during this process, unless and until its Board of Directors approves a specific course of action or otherwise concludes the review.

On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. NCM, Inc. and Screenvision, LLC intend to defend their proposed merger.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s third fiscal quarter of 2014 were estimated to have decreased by approximately 13 percent in comparison to the third fiscal quarter of 2013.  The industry’s box office results for the third quarter of 2014 were negatively impacted by difficult comparisons generated from strong attendance from the breadth and commercial success of the overall film slate during the third quarter of 2013, which experienced record box office revenues.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 25, 2014 ("Q3 2014 Period"), the quarter ended September 26, 2013 ("Q3 2013 Period"), the Fiscal 2014 Period, and the three quarters ended September 26, 2013 ("Fiscal 2013 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q3 2014 Period		Q3 2013 Period		Fiscal 2014 Period		Fiscal 2013 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$461.1	66.5%	$548.4	67.4%	$1,467.7	67.0%	$1,556.0	67.7%
Concessions	194.5	28.0	224.1	27.6	607.5	27.7	623.6	27.1
Other operating revenues	38.2	5.5	40.6	5.0	115.8	5.3	118.6	5.2
Total revenues	693.8	100.0	813.1	100.0	2,191.0	100.0	2,298.2	100.0
Operating expenses:
Film rental and advertising costs(1)	244.7	53.1	286.6	52.3	773.2	52.7	812.4	52.2
Cost of concessions(2)	25.7	13.2	30.5	13.6	80.3	13.2	85.9	13.8
Rent expense(3)	104.5	15.1	105.7	13.0	315.4	14.4	309.9	13.5
Other operating expenses(3)	188.2	27.1	208.7	25.7	592.4	27.0	597.7	26.0
General and administrative expenses (including share-based compensation expense of $2.2 for the Q3 2014 Period and the Q3 2013 Period, and $6.4 and $7.0 for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively)(3)	17.3	2.5	16.9	2.1	54.2	2.5	54.5	2.4
Depreciation and amortization(3)	51.9	7.5	50.8	6.2	154.3	7.0	149.0	6.5
Net loss on disposal and impairment of operating assets(3)	2.9	0.4	4.1	0.5	6.5	0.3	4.7	0.2
Total operating expenses(3)	635.2	91.6	703.3	86.5	1,976.3	90.2	2,014.1	87.6
Income from operations(3)	58.6	8.4	109.8	13.5	214.7	9.8	284.1	12.4
Interest expense, net(3)	29.3	4.2	35.0	4.3	94.0	4.3	106.5	4.6
Loss on extinguishment of debt(3)	—	—	—	—	62.4	2.8	30.7	1.3
Earnings recognized from NCM(3)	(6.5)	0.9	(10.4)	1.3	(23.3)	1.1	(24.6)	1.1
Gain on sale of NCM, Inc. common stock(3)	—	—	(30.9)	3.8	—	—	(30.9)	1.3
Other, net(3)	(8.6)	1.2	(9.2)	1.1	(19.6)	0.9	(23.4)	1.0
Provision for income taxes(3)	18.0	2.6	50.2	6.2	42.3	1.9	92.2	4.0
Net income attributable to controlling interest(3)	$26.7	3.8	$75.1	9.2	$59.3	2.7	$133.7	5.8
Attendance (in thousands)	50,814	*	62,392	*	162,035	*	174,318	*
Average ticket price(4)	$9.07	*	$8.79	*	$9.06	*	$8.93	*
Average concessions per patron(5)	$3.83	*	$3.59	*	$3.75	*	$3.58	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q3 2014 Period, total admissions revenues decreased $87.3 million, or 15.9%, to $461.1 million, from $548.4 million in the Q3 2013 Period. An 18.6% decrease in attendance (approximately $102.0 million of total admissions revenues), partially offset by a 3.2% increase in average ticket prices (approximately $14.7 million of total admissions revenues), led to the overall decrease in the Q3 2014 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q3 2014 Period in comparison to that of the Q3 2013 Period was negatively impacted by strong attendance generated by the breadth and commercial appeal of the overall film slate during the Q3 2013 Period, which experienced record box office revenues. For the Q3 2014 Period, the 3.2% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Q3 2014 Period.  Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was greater than the industry’s per screen results for the Q3 2014 Period as compared to the Q3 2013 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis in the Q3 2014 Period was primarily attributable to investment in new theatres and customer amenities offered by our competitors. However, we are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Total admissions revenues decreased $88.3 million, or 5.7%, during the Fiscal 2014 Period to $1,467.7 million, from $1,556.0 million in the Fiscal 2013 Period.  A 7.0% decrease in attendance (approximately $108.9 million of total admissions revenues), partially offset by a 1.5% increase in average ticket prices (approximately $20.6 million of total admissions revenues) led to the decline in the Fiscal 2014 Period admissions revenues. The decrease in attendance during the Fiscal 2014 Period was negatively impacted by strong attendance generated by the commercial appeal of the overall film slate during the Fiscal 2013 Period, partially offset by the favorable impact of the inclusion of the 513 screens from Hollywood Theaters for the entire Fiscal 2014 Period. The Hollywood Theaters screens accounted for 9.1 million attendees and contributed to approximately $69.4 million of total admissions revenues during the Fiscal 2014 Period in comparison to 7.1 million attendees and $54.0 million of total admissions revenues during the Fiscal 2013 Period. For the Fiscal 2014 Period, the 1.5% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews.

Concessions

During the Q3 2014 Period, total concessions revenues decreased $29.6 million, or 13.2%, to $194.5 million, from $224.1 million in the Q3 2013 Period. Average concessions revenues per patron during the Q3 2014 Period increased 6.7%, to $3.83, from $3.59 in the Q3 2013 Period. An 18.6% decrease in attendance (approximately $41.7 million of total concessions revenues), partially offset by a 6.7% increase in average concessions per patron (approximately $12.1 million of total concessions revenues), led to the overall decrease in the Q3 2014 Period concessions revenues. Total concessions revenues decreased $16.1 million, or 2.6%, to $607.5 million in the Fiscal 2014 Period, from $623.6 million in the Fiscal 2013 Period. Average concessions revenues per patron during the Fiscal 2014 Period increased 4.7%, to $3.75, from $3.58 in the Fiscal 2013 Period. A 7.0% decrease in attendance (approximately $43.7 million of total concessions revenues), partially offset by a 4.7% increase in average concessions revenues per patron (approximately $27.6 million of total concessions revenues) led to the decrease in the Fiscal 2014 Period concessions revenues. The increase in average concessions revenues per patron for the Q3 2014 Period and the Fiscal 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume per patron, selective price increases during the period and to a lesser extent, the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

During the Q3 2014 Period, other operating revenues decreased $2.4 million, or 5.9%, to $38.2 million, from $40.6 million in the Q3 2013 Period. Other operating revenues decreased $2.8 million, or 2.4%, to $115.8 million during the Fiscal 2014 Period, from $118.6 million in the Fiscal 2013 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. The decrease in other operating revenues during the Q3 2014 Period was principally due to a decrease in revenues related to our gift card and discount ticket programs (approximately $2.2 million) and decreases in revenues from our vendor marketing programs (approximately $1.4 million), partially offset by a net increase National CineMedia revenues (approximately $0.8 million). During the Fiscal 2014 Period, the net decline in other operating revenues was primarily due to a decrease in revenues related to our gift card and discount ticket programs (approximately $5.7 million), decreases in revenues from our vendor marketing programs (approximately $2.6 million), partially offset by increases in other theatre revenues (approximately $2.5 million) and incremental amortization of National CineMedia ESA deferred revenue (approximately $1.9 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q3 2014 Period increased to 53.1% from 52.3% in the Q3 2013 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2014 Period increased to 52.7% from 52.2% in the Fiscal 2013 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q3 2014 Period, coupled with a slight increase in advertising and promotional costs during the Q3 2014 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the first and third quarters of fiscal 2014 coupled with an increase in advertising and promotional costs during the Fiscal 2014 Period.

Cost of Concessions

During the Q3 2014 Period, cost of concessions decreased $4.8 million, or 15.7%, to $25.7 million as compared to $30.5 million in the Q3 2013 Period. Cost of concessions decreased $5.6 million, or 6.5%, to $80.3 million during the Fiscal 2014 Period, from $85.9 million in the Fiscal 2013 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2014 Period was approximately 13.2% compared to 13.6% during the Q3 2013 Period. For the Fiscal 2014 Period, cost of concessions as a percentage of concessions revenues was approximately 13.2% compared to 13.8% for the Fiscal 2013 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q3 2014 Period and the Fiscal 2014 Period was primarily related to an increase in the amount of vendor marketing revenues recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during the period, partially offset by slight increases in raw material costs.

Rent Expense

During the Q3 2014 Period, rent expense decreased $1.2 million, or 1.1%, to $104.5 million, from $105.7 million in the Q3 2013 Period. During the Fiscal 2014 Period, rent expense totaled $315.4 million, an increase of $5.5 million, or 1.8%, from $309.9 million in the Fiscal 2013 Period. The decrease in rent expense during the Q3 2014 Period was primarily attributable to the closure of 11 theatres with 102 screens subsequent to the end of the Q3 2013 Period and lower contingent rent, partially offset by incremental rent associated with the opening of nine new theatres with 115 screens since the end of the Q3 2013 Period. The increase in rent expense during the Fiscal 2014 Period was primarily attributable to incremental rent (approximately $2.5 million) associated with the leases acquired as part of the Hollywood Theaters acquisition and the opening of nine new theatres with 115 screens subsequent to the end of the Fiscal 2013 Period, partially offset by the closure of 11 theatres with 102 screens since the end of the Fiscal 2013 Period and lower contingent rent.

 Other Operating Expenses

Other operating expenses decreased $20.5 million, or 9.8%, to $188.2 million in the Q3 2014 Period, from $208.7 million in the Q3 2013 Period. During the Fiscal 2014 Period, other operating expenses decreased $5.3 million, or 0.9%, to $592.4 million, from $597.7 million in the Fiscal 2013 Period. The decrease in other operating expenses during the Q3 2014 Period was primarily attributable to the impact of the State of New York sales tax refund received by the Company during the Q3 2014 Period totaling approximately $16.8 million (described further in Note 7—"Commitments and Contingencies"), decreases in theatre level payroll expenses (approximately $3.9 million), partially offset by increases in certain non-rent occupancy costs (approximately $2.5 million) and increased costs associated with higher premium format film revenues (approximately $0.6 million) during the Q3 2014 Period. During the Fiscal 2014 Period, the decrease in other operating expenses was primarily attributable to the aforementioned State of New York sales tax refund of approximately $16.8 million and decreased costs associated with lower premium format film revenues (approximately $1.7 million) during the Fiscal 2014 Period, partially offset by increases in certain non-rent occupancy costs (approximately $11.9 million) and theatre level payroll expenses (approximately $2.3 million) primarily associated with the Fiscal 2013 Period acquisition of Hollywood Theaters.

General and Administrative Expenses

For the Q3 2014 Period, general and administrative expenses increased $0.4 million, or 2.4%, to $17.3 million as compared to $16.9 million in the Q3 2013 Period. General and administrative expenses decreased $0.3 million, or 0.6%, to $54.2 million during the Fiscal 2014 Period, from $54.5 million in the Fiscal 2013 Period. The increase in general and administrative expenses during the Q3 2014 Period was primarily attributable to higher payroll costs during the period. The decrease in general and administrative expenses during the Fiscal 2014 Period was primarily attributable to lower legal and professional fees associated with the Fiscal 2013 Period acquisition of Hollywood Theaters and lower share-based compensation expense during the Fiscal 2014 Period.

Depreciation and Amortization

During the Q3 2014 Period, depreciation and amortization expense increased $1.1 million, or 2.2%, to $51.9 million, from $50.8 million in the Q3 2013 Period. During the Fiscal 2014 Period, depreciation and amortization expense increased $5.3 million, or 3.6%, to $154.3 million, from $149.0 million in the Fiscal 2013 Period. The increase in depreciation and amortization expense during the Q3 2014 Period was primarily related to the opening of nine new theatres with 115 screens since the end of the Q3 2013 Period. The increase in depreciation and amortization expense during the Fiscal 2014 Period was primarily related to incremental depreciation and amortization expense associated with the addition of the 513 screens from Hollywood Theaters.

Income from Operations

During the Q3 2014 Period, income from operations decreased $51.2 million, or 46.6%, to $58.6 million, from $109.8 million in the Q3 2013 Period. Income from operations decreased $69.4 million, or 24.4%, to $214.7 million in the Fiscal 2014 Period, from $284.1 million in the Fiscal 2013 Period. The decrease in income from operations during the Q3 2014 Period and Fiscal 2014 Period was primarily attributable to a decrease in total revenues, partially offset by decreases in certain variable operating expense line items described above.

Interest Expense, net

Net interest expense totaled $29.3 million for the Q3 2014 Period, which represents a decrease of $5.7 million, or 16.3%, from $35.0 million in the Q3 2013 Period. During the Fiscal 2014 Period, net interest expense decreased $12.5 million, or 11.7%, to $94.0 million, from $106.5 million in the Fiscal 2013 Period. The decrease in net interest expense during the Q3 2014 Period was principally due to interest savings associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022 and to a lesser extent, $0.6 million of interest income received by the Company during the Q3 2014 Period pertaining to the State of New York sales tax refund described above. The decrease in net interest expense during the Fiscal 2014 Period was principally due to interest savings associated with the refinance of approximately $925.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022 and the June 2013 issuance of our 5 3/4% Senior Notes Due 2023, a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio) and the aforementioned interest income related to the State of New York sales tax refund.

Earnings Recognized from NCM

Earnings recognized from NCM decreased $3.9 million, or 37.5%, to $6.5 million in the Q3 2014 Period, from $10.4 million in the Q3 2013 Period. Earnings recognized from NCM decreased $1.3 million, or 5.3%, to $23.3 million in the Fiscal 2014 Period, from $24.6 million in the Fiscal 2013 Period. The decrease in earnings recognized from National CineMedia during the Q3 2014 Period and the Fiscal 2014 Period was primarily attributable to lower earnings of National CineMedia and the timing of their contractual cash distributions to the Company.

Income Taxes

The provision for income taxes of $18.0 million and $50.2 million for the Q3 2014 Period and the Q3 2013 Period, respectively, reflect effective tax rates of approximately 40.5% and 40.1%, respectively. The provision for income taxes of $42.3 million and $92.2 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively, reflect effective tax rates of approximately 41.8% and 40.8%, respectively. The increase in the effective tax rate for the Q3 2014 Period was primarily attributable to the impact of federal and state interest accruals on certain deferred taxes during the Q3 2014 Period. The increase in the effective tax rate for the Fiscal 2014 Period was primarily attributable to the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes that occurred during the Fiscal 2014 Period, which was not deductible in certain states.  The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q3 2014 Period, net income attributable to controlling interest totaled $26.7 million, which represents a decrease of $48.4 million, from net income attributable to controlling interest of $75.1 million in the Q3 2013 Period. Net income attributable to controlling interest for the Fiscal 2014 Period was $59.3 million, which represents a decrease of $74.4 million, from net income attributable to controlling interest of $133.7 million during the Fiscal 2013 Period. The decrease in net income attributable to controlling interest for the Q3 2014 Period was primarily attributable to a decline in operating income as described above and the impact of the $30.9 million ($18.5 million after related tax effects) gain on sale of NCM, Inc. common stock recorded during the Q3 2013 Period, partially offset by lower net interest expense during the Q3 2014 Period. The decrease in net income attributable to controlling interest for the Fiscal 2014 Period was primarily attributable to a decline in operating income as described above, the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of the gain on sale of NCM, Inc. common stock recorded during the Fiscal 2013 Period, partially offset by the impact of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment related to the Fiscal 2013 Period repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes and a decrease in interest expense during the Fiscal 2014 Period.

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

On July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $17.4 million, including interest. The Company recorded the refund during the quarter ended September 25, 2014 by reducing "Other operating expenses" by approximately $16.8 million and "Interest expense, net" by approximately $0.6 million.
Net cash flows provided by operating activities totaled approximately $185.0 million and $255.6 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $70.6 million decrease in net cash flows generated by operating activities for the Fiscal 2014 Period as compared to the Fiscal 2013 Period was caused by a change in working capital activity of approximately $56.1 million and a $14.5 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accrued expense and other activity and changes in income taxes payable activity during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. The change in accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2014 Period. The change in income taxes payable activity during the Fiscal 2014

Period as compared to the Fiscal 2013 Period was primarily associated with the timing of our estimated Federal and state income tax payments during such periods.
Investing Activities

Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, strategic partnerships, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows, cash on hand, landlord contributions and proceeds from disposition of assets and financing activities.

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales) for theatre development, expansion, upgrading and replacements to be in the range of approximately $125.0 million to $135.0 million in fiscal year 2014, exclusive of acquisitions.

During the Fiscal 2014 Period, we received approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 25.8 million common units. On a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of September 25, 2014.

As described further in Note 2—"Investments," on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system.

On May 5, 2014, NCM, Inc. announced that it has entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to antitrust clearance and other customary closing conditions. As described in Note 12—"Subsequent Events," on November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. National CineMedia has indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bears a pro rata portion of this fee based upon their ownership percentage in National CineMedia. The Company holds an investment in National CineMedia of 20.1% as of September 25, 2014. As of September 25, 2014, National CineMedia did not have a liability recorded for this termination fee as it does not believe payment to be probable.

During the Fiscal 2014 Period, the Company sold a total of 500,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $12.47 per share. In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million.

Net cash flows used in investing activities totaled approximately $89.9 million and $216.3 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $126.4 million decrease in cash flows used in investing activities during the Fiscal 2014 Period, as compared to the Fiscal 2013 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period, partially offset by the impact of proceeds of $40.9 million related to the sale of NCM, Inc. common stock during the Fiscal 2013 Period and a $31.7 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2014 Period.

Financing Activities

As described further in Note 4—"Debt Obligations," on March 11, 2014, the Company issued the 5 3/4% Senior Notes Due 2022 in a registered public offering. Net proceeds from the offering were approximately $760.6 million, after deducting underwriting discounts and offering expenses. In connection with the issuance of the 5 3/4% Senior Notes Due 2022, on February 25, 2014, the Company commenced tender offers to purchase for cash its 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,081.97, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before March 10, 2014. Total offer consideration for each $1,000 principal amount of Regal Cinemas' 8 5/8% Senior Notes tendered was $1,070.73, including an early tender premium payment of $30.00 per $1,000 principal amount of 8 5/8% Senior Notes for those holders who properly tendered their 8 5/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offers, approximately $222.3 million aggregate principal amount of the 9 1/8% Senior Notes were purchased and approximately $355.8 million aggregate principal amount of the 8 5/8% Senior Notes were purchased. Total additional consideration paid in the tender offers, including the early tender premium payment, was approximately $43.4 million. The tender offers were financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022. As a result of the tender offers, the Company recorded a $51.9 million loss on extinguishment of debt during the quarter ended March 27, 2014.   As discussed further under Note 5—"Debt Obligations," on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from 5 3/4% Senior Notes Due 2022 and available cash on hand. As a result of the April 10, 2014 redemption, the Company recorded a $10.5 million loss on extinguishment of debt during the quarter ended June 26, 2014.

As of September 25, 2014, we had approximately $970.8 million aggregate principal amount outstanding under the Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of September 25, 2014, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of September 25, 2014, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On October 27, 2014, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock). Additionally, on October 27, 2014, the Company’s Board of Directors declared a special cash dividend of $1.00 per Class A and Class B common share (including outstanding restricted stock). Both dividends are payable on December 15, 2014, to stockholders of record on December 4, 2014. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Also on October 27, 2014, the Company announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value, which may include a potential sale of the Company. The Board of Directors has retained Morgan Stanley & Co. LLC, Inc. as its financial advisor to assist in the review process. The Company has not set a definitive timetable for completing its exploration of strategic alternatives and there can be no assurance that the process will result in any specific outcome. The Company does not intend to disclose further developments during this process, unless and until its Board of Directors approves a specific course of action or otherwise concludes the review.

Net cash flows (used in) provided by financing activities were approximately $(132.0) million and $121.4 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $253.4 million increase in cash flows used in financing activities during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily attributable to $764.3 million of cash used to repurchase our 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of $500.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025 and 5 3/4% Senior Notes Due 2023 in the Fiscal 2013 Period, partially offset by $775.0 million in gross proceeds received in connection with the issuance of our 5 3/4% Senior Notes Due 2022 during the Fiscal 2014 Period and the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes during the Fiscal 2013 Period

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $125.9 million and $211.1 million for the Q3 2014 Period and the Q3 2013 Period, respectively, and $349.9 million and $481.4 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The decrease in EBITDA during the Q3 2014 Period was primarily attributable to a decline in operating income as described above and the impact of the $30.9 million gain on sale of NCM, Inc. common stock recorded during the Q3 2013 Period. The decrease in EBITDA for the Fiscal 2014 Period was primarily attributable to a decline in operating income as described above, the $62.4 million loss on debt extinguishment associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of the $30.9 million gain on sale of NCM, Inc. common stock recorded during the Fiscal 2013 Period, partially offset by the impact of the $30.3 million loss on debt extinguishment related to the Fiscal 2013 Period refinance of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Q3 2014 Period	Q3 2013 Period	Fiscal 2014 Period	Fiscal 2013 Period
EBITDA	$125.9	$211.1	$349.9	$481.4
Interest expense, net	(29.3)	(35.0)	(94.0)	(106.5)
Provision for income taxes	(18.0)	(50.2)	(42.3)	(92.2)
Deferred income taxes	(7.2)	3.8	(7.7)	6.3
Changes in operating assets and liabilities	(96.5)	(100.0)	(87.4)	(31.3)
Loss on extinguishment of debt	—	—	62.4	30.7
Gain on sale of NCM, Inc. common stock	—	(30.9)	—	(30.9)
Other items, net	(2.8)	0.2	4.1	(1.9)
Net cash (used in) provided by operating activities	$(27.9)	$(1.0)	$185.0	$255.6

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of September 25, 2014, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,259.1	$16.3	$25.5	$940.9	$1,276.4
Future interest on debt obligations(2)	707.6	106.0	204.2	149.4	248.0
Capital lease obligations, including interest(3)	23.0	3.5	6.2	2.3	11.0
Lease financing arrangements, including interest(3)	119.6	19.5	35.8	35.6	28.7
Purchase commitments(4)	29.5	20.8	8.7	—	—
Operating leases(5)	2,966.7	416.0	771.3	643.2	1,136.2
FIN 48 liabilities(6)	1.0	1.0	—	—	—
Total	$6,106.5	$583.1	$1,051.7	$1,771.4	$2,700.3

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$85.0	$—	$—

_______________________________________________________________________________

(1)
These amounts are included on our unaudited consolidated balance sheet as of September 25, 2014. Our Credit Agreement provides for mandatory prepayments under certain scenarios as further described in Note 5 to the 2013 Audited Consolidated Financial Statements.

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $520.8 million of variable interest rate borrowings under the Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025 and approximately $13.2 million of other debt obligations) are based on the stated fixed rate or in the case of the $520.8 million of variable interest rate borrowings under the Term Facility, the current interest rate specified in our Credit Agreement as of September 25, 2014 (2.66%). Future interest payments on the Company's hedged indebtedness as of September 25, 2014 (the remaining $450.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 4—"Debt Obligations") as of September 25, 2014 (2.50%) and (2) the expected fixed interest payments under the Company's three effective interest rate swap agreements, which are further described in Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of September 25, 2014. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.09%, maturing in various installments through 2028. Refer to Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements and Note 5 to the 2013 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of September 25, 2014, including improvements associated with existing theatres, the construction of new theatres and investments in non-consolidated entities.

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

(6)
The table does not include approximately $7.0 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of September 25, 2014.

(7)
In addition, as of September 25, 2014, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Under the terms of the Company’s three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of September 25, 2014) described in Note 4 —"Debt Obligations," Regal Cinemas pays interest at fixed rates ranging from 0.817% to 1.820% and receives interest at a variable rate.

As of September 25, 2014 and December 26, 2013, borrowings of $970.8 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.22% (as of September 25, 2014) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of September 25, 2014, would increase or decrease interest expense by $0.8 million for the quarter ended September 25, 2014.

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

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 25, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 25, 2014, our disclosure controls and procedures were effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED SEPTEMBER 25, 2014

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
June 27, 2014 - July 31, 2014	202	$21.17	—	—
August 1, 2014 - August 31, 2014	—	—	—	—
September 1, 2014 - September 25, 2014	—	—	—	—
Total	202	$21.17	—	—
During the quarter ended September 25, 2014, the Company withheld approximately 202 shares of restricted stock at an aggregate cost of less than $0.1 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 25, 2014, filed on November 4, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 4, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 25, 2014, filed on November 4, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text