Form 10-K
period 2015-01-01
REGAL ENTERTAINMENT GROUP
filed 2015-03-02
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 26, 2014, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,699,960,104 (79,922,901 shares at a closing price per share of $21.27).

Shares of Class A common stock outstanding—132,793,216 shares at February 23, 2015
Shares of Class B common stock outstanding—23,708,639 shares at February 23, 2015

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2015 Annual Meeting of Stockholders and to be filed within 120 days after January 1, 2015 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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
DESCRIPTION OF BUSINESS
Overview
We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,367 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of January 1, 2015, with approximately 220 million attendees for the fifty-three week fiscal year ended January 1, 2015 ("fiscal 2014"). Our geographically diverse circuit includes theatres in 46 of the top 50 U.S. designated market areas. We operate multi-screen theatres and, as of January 1, 2015, had an average of 12.8 screens per location, which is well above the North American motion picture exhibition industry average. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States.
For fiscal 2014 and prior periods, the Company's fiscal year ended on the first Thursday after December 25, which in certain years (such as fiscal 2014) resulted in a 53-week fiscal year. On August 27, 2014, the Company's Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015. Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.
For fiscal 2014, we reported total revenues, income from operations and net income attributable to controlling interest of $2,990.1 million, $306.4 million and $105.6 million, respectively. In addition, we generated $349.1 million of cash flows from operating activities during fiscal 2014.
Business Strategy
Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. Key elements of our business strategy include:
Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through January 1, 2015, we have returned approximately $4.0 billion to our stockholders in the form of quarterly and extraordinary cash dividends, including a recent extraordinary cash dividend of $1.00 per share of Class A and Class B common stock (approximately $156.2 million in the aggregate) paid on December 15, 2014.
On October 27, 2014, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance stockholder value, which included a potential sale of the Company. On January 15, 2015, the Company announced that its Board of Directors, in the course of its examination of strategic alternatives and with the advice of Morgan Stanley & Co. LLC after a thorough market review, has determined that a sale of the Company would not be in the best interest of its stockholders at such time. The Company's Board of Directors, consistent with its fiduciary duties, remains committed to evaluating any alternatives that would enhance stockholder value.
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
For example, during fiscal 2012 and 2013, we completed the acquisitions of Hollywood Theaters and Great Escape Theatres, whereby we acquired a total of 68 theatres with 814 screens for an aggregate net cash purchase price of $284.1 million. The acquisitions enhanced the Company’s presence in 16 states and 3 U.S. territories. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of these acquisitions.
With respect to partnership initiatives, we own approximately 20.1% of National CineMedia, LLC ("National CineMedia" or "NCM") as of January 1, 2015. National CineMedia operates the largest digital in-theatre advertising network in North America and concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC"), and Cinemark, Inc. ("Cinemark"). See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia. We also participate in other joint ventures such as Digital Cinema Implementation Partners, LLC, Open Road Films and AC JV, LLC, which are also further discussed under Part I, Item I of this Form 10-K. Finally, the Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. We believe our investment in National CineMedia and other joint venture arrangements generate incremental value for our stockholders.
Pursuing Premium Experience Opportunities.    We intend to continue to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

•
First, we intend to continue our focus on improving customer amenities, including the installation of luxury reclining seats, and experimentation with various other customer engagement and marketing initiatives aimed at increasing attendance and enhancing the overall customer experience. With respect to our luxury reclining seating initiative, as of January 1, 2015, we offered luxury reclining seating in 336 auditoriums at 32 select theatre locations. Based on promising initial results, we expect to offer luxury reclining seating in approximately 40 additional locations by the end of fiscal 2015. The costs of these conversions in some cases are partially covered by investments from our theatre landlords.

•
Second, to continually address consumer trends and customer preferences, we have focused on expanding our menu of food and alcoholic beverage products. We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of January 1, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 159 locations. By the end of fiscal 2015, we expect to offer an expanded menu of food in approximately 180 locations and alcoholic beverages in approximately 130 locations. In addition, as of January 1, 2015, we have successfully launched seven Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.

•
Third, we believe that our IMAX® digital projection systems and our proprietary large screen format, RPXSM offer our patrons all-digital, large format premium experiences and generate incremental revenue and cash flows for the Company. As of January 1, 2015, our IMAX® footprint consisted of a total of 86 IMAX® screens and we also operated a total of 86 RPXSM screens. We have been encouraged by the operating results of our IMAX® and RPXSM screens and to that end, we intend to install additional IMAX® digital projection systems and RPXSM screens during fiscal 2015.

•
Finally, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of January 1, 2015, we had over 13 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry, and these members accounted for approximately $1.0 billion of the Company's box office and concession revenues during fiscal 2014. In addition, our mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 2.5 million times since its fiscal 2012 launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal (including Regal Crown Club® loyalty program promotions) and the ability to purchase tickets for local theatres, thereby expediting the admissions process.
We believe the experimentation with customer amenities and engagement initiatives, the broadening of our food and alcoholic beverage offerings, coupled with the product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, allow us to deliver a premium movie-going experience for substantially all of our customers. We believe this strategy will enable us to differentiate our services in certain markets and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.
Pursuing Selective Growth Opportunities and Active Asset Management.    We intend to selectively pursue expansion opportunities through new theatre construction and acquisitions that meet our strategic and financial return criteria. Additionally, we manage our asset base by opportunistically closing underperforming theatres.  To that end, during fiscal 2014, we continued to actively manage our asset base by opening nine new theatres with 98 screens and closing 15 theatres with 125 screens, ending the year with 574 theatres and 7,367 screens.
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
Competitive Strengths
We believe that the following competitive strengths position us to capitalize on future opportunities:
Industry Leader.    We are the largest domestic motion picture exhibitor operating 7,367 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation and partnership opportunities.
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
Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 IPO, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of nine theatre circuits, consisting of 225 theatres and 2,622 screens. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.
Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. As of January 1, 2015, approximately 78% of our locations featured stadium seating and approximately 79% of our theatres had 10 or more screens. In addition, approximately 42% of our locations featured one or more premium amenity offerings as of January 1, 2015. Our theatres have an average of 12.8 screens per location, which is well above the North American motion picture exhibition industry average. We believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.
Dividend Policy
We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2014, we paid to our stockholders four quarterly cash dividends of $0.22 per share on each outstanding share of our Class A and Class B common stock, or approximately $138.6 million in the aggregate. In addition, on December 15, 2014, we paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $156.2 million. Further, on February 12, 2015, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 13, 2015 to our stockholders of record on March 3, 2015. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our Board of Directors.
INDUSTRY OVERVIEW AND TRENDS
The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2014. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and in turn box office revenues. Consequently, we expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future. However, we believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the domestic motion picture exhibition industry. For example, even during the most recent recessionary period, attendance levels remained stable.
Through the years, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering content to consumers, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has contracted slightly to approximately three to four months. We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.
Finally, the domestic motion picture exhibition industry is in the process of experimenting with and implementing various initiatives, concepts and customer amenities aimed at delivering a premium movie-going experience for its customers in order to differentiate services and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows. These initiatives include reserved seating and luxury reclining seating, broadening food and beverage offerings, in-theatre dining and bar service, the enhancement of loyalty programs and other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. In addition, we believe the benefits associated with premium motion picture formats are significant for our industry and provide us with the opportunity for incremental revenue from formats such as IMAX® and our proprietary large screen format, RPXSM. Finally, we believe that operating a digital theatre circuit provides greater flexibility in scheduling our programming content, which has enhanced our capacity utilization, and enables us to generate incremental revenue from differentiated motion picture formats, such as digital 3D, and the exhibition of specialty content offerings through certain distributors of specialty content, such as AC JV, LLC. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry.
THEATRE OPERATIONS
We operate the largest theatre circuit in the United States with 7,367 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of January 1, 2015. We operate theatres in 46 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists, Edwards, Great Escape Theatres and Hollywood Theaters brands through our wholly owned subsidiaries.
We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital CinemaTM 4K projection systems, 3D digital projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby. In addition, we have recently begun a strategic initiative to install luxury reclining seating at select locations in certain of our key markets. As of January 1, 2015, we offered luxury reclining seating in 336 auditoriums at 32 select theatre locations. Based on promising initial results, we expect to offer luxury reclining seating in approximately

40 additional locations by the end of fiscal 2015. The costs of these conversions in some cases are partially covered by investments from our theatre landlords.
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

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state along with Guam, Saipan, American Samoa and the District of Columbia as of January 1, 2015:

State/District	Locations	Number of Screens
California	87	1,054
Florida	48	709
New York	46	559
Virginia	32	441
Washington	32	361
Texas	29	407
Pennsylvania	24	319
North Carolina	22	269
Ohio	21	299
Oregon	20	214
South Carolina	17	230
Georgia	16	251
Maryland	15	206
Tennessee	13	179
Colorado	13	162
Indiana	12	145
Illinois	11	148
Nevada	11	141
New Jersey	10	142
Massachusetts	10	118
Missouri	8	114
Hawaii	7	72
Mississippi	7	56
Idaho	5	73
Kentucky	5	60
New Mexico	5	60
Connecticut	5	57
Louisiana	5	53
Alaska	5	52
West Virginia	4	46
Alabama	3	52
Kansas	3	34
Oklahoma	3	34
New Hampshire	3	33
Minnesota	2	36
Delaware	2	33
Michigan	2	26
Arkansas	2	24
Maine	2	20
Nebraska	1	16
Arizona	1	14
Guam	1	14
District of Columbia	1	14
Montana	1	11
Saipan	1	7
American Samoa	1	2
Total	574	7,367

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
NATIONAL CINEMEDIA JOINT VENTURE
We maintain an investment in National CineMedia, which operates the largest digital in-theatre advertising network in North America representing over 20,100 U.S. theatres screens (of which approximately 19,200 are part of National CineMedia's digital content network) as of January 1, 2015. During 2014, over 700 million patrons attended movies shown in theatres in which National CineMedia currently has exclusive cinema advertising agreements in place. National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark. As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), which serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. As a result of these agreements, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia.
Subsequent to the IPO of NCM, Inc. and through January 1, 2015, the Company received from National CineMedia approximately 11.2 million newly issued common units of National CineMedia as a result of the adjustment provisions of the Common Unit Adjustment Agreement. These transactions, partially offset by the redemption of approximately 6.6 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in underwritten public offerings during fiscal 2010 and fiscal 2013, caused a net increase in the Company's ownership share in National CineMedia to 25.8 million common units. As a result, on a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of January 1, 2015.
During fiscal 2013, National CineMedia sold its "Fathom Events" business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). In addition, RCI, AMC and Cinemark each amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business.
See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions, including AC JV.
DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE
We maintain an investment in Digital Cinema Implementation Partners, LLC ("DCIP"), a joint venture company formed by Regal, AMC and Cinemark. DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), substantially covered the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. The Company effected equity contributions of approximately $3.6 million to DCIP during fiscal 2014, and expects to make additional equity contributions in the future. Also during fiscal 2014, the Company received $6.3 million in cash distributions from DCIP as a return on its investment.
The Company holds a 46.7% economic interest in DCIP as of January 1, 2015. As of January 1, 2015, we operated 7,333 screens outfitted with digital projection systems. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.
OPEN ROAD FILMS JOINT VENTURE
We also maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. Open Road Films was created to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed seven films during 2014 which generated national box office revenues of approximately $161.3 million, and intends to distribute approximately six to eight films per year. We believe our investment in Open Road Films will generate incremental value for our stockholders. As of January 1, 2015, we have invested $20.0 million in cash in Open Road Films and may invest an additional $10.0 million in this joint venture. The carrying value of the Company's investment in Open Road Films as of January 1, 2015 was $(10.0) million. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of Open Road Films.
FILM DISTRIBUTION
Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. A strong opening run at the theatre often establishes a film's success and substantiates the film's revenue potential. For example, the revenue streams of home video, DVD and pay cable distribution agreements often contractually depend on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.
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
Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The majority of our arrangements use a "sliding scale" formula. Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. We have also used a "firm term" formula and a "review or settlement" method. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.
Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2014, films shown from our ten major film distributors accounted for approximately 95% of our admissions revenues. Six of the ten major film distributors each accounted for more than 10% of fiscal 2014 admission revenues. No single film distributor accounted for more than 20% of fiscal 2014 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.
CONCESSIONS
In addition to box office admissions revenues, we generated approximately 27.7% of our total revenues from concessions sales during fiscal 2014. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.
To continually address consumer trends and customer preferences, we have focused on expanding our menu of food and alcoholic beverage products. We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of January 1, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 159 locations. By the end of fiscal 2015, we expect to offer an expanded menu of food in approximately 180 locations and alcoholic beverages in approximately 130 locations. In addition, as of January 1, 2015, we have successfully launched seven Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.
We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres.
COMPETITION
The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•	ability to secure films with favorable licensing terms;

•	availability of stadium seating and other customer amenities, location, reputation, seating capacity;

•	quality of projection and sound systems;

•	appeal of our concession products; and

•	ability and willingness to promote the films that are showing.
We have several hundred competitors nationwide that vary substantially in size, from small independent exhibitors to large national chains such as AMC and Cinemark. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. As the largest motion picture exhibitor, however, we believe that we will be able to generate economies of scale and operating efficiencies that will give us a competitive advantage over many of our competitors. As discussed in "Industry Overview and Trends" under Part I, Item I of this Form 10-K, the domestic motion picture exhibition industry is in the process of experimenting with various initiatives and concepts aimed at delivering a premium movie-going experience for its customers in order to differentiate services and build brand loyalty. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given fiscal period.
We also compete with other motion picture distribution channels, including network and syndicated television, in-home video and DVD, cable/satellite and pay-per-view services such as video on demand, digital downloads and streaming via the

Internet. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. Over the past several years, the theatrical release window has contracted slightly to approximately three to four months. We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.
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
Our frequent moviegoer loyalty program, Regal Crown Club®, is designed to actively engage our core customers and is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of January 1, 2015, we had over 13 million active members in the Regal Crown Club®, and these members accounted for approximately $1.0 billion of the Company's box office and concession revenues during fiscal 2014. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series, cross-promotional ticket redemptions and promotions within local communities. Our mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 2.5 million times since its fiscal 2012 launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal and the ability to purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.
INFORMATION TECHNOLOGY SYSTEMS
Information Technology ("IT") is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery and warehouse stores and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing, and mobile ticketing. Our Apple iPhone® or Android™ phone application provides customers the ability to find films, movie information, showtimes, special offers from Regal and the ability to purchase tickets for local theatres, thereby expediting the admissions process. We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.
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

EMPLOYEES
As of January 1, 2015, we employed approximately 23,168 persons. The Company considers its employee relations to be good.
EXECUTIVE OFFICERS OF THE REGISTRANT
Shown below are the names, ages as of January 1, 2015, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	48	Chief Executive Officer
Gregory W. Dunn	55	President and Chief Operating Officer
Peter B. Brandow	54	Executive Vice President, General Counsel and Secretary
David H. Ownby	45	Executive Vice President, Chief Financial Officer and Treasurer
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
Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as such since March 2002. Mr. Brandow has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Prior thereto, Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thacher & Bartlett LLP.
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
We have substantial lease and debt obligations. For fiscal 2014, our total rent expense and net interest expense were approximately $423.4 million and $126.5 million, respectively. As of January 1, 2015, we had total debt obligations of $2,360.2 million. As of January 1, 2015, we had total contractual cash obligations of approximately $6,140.9 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.
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
Our ability to make payments on our debt and other financial obligations will depend on the ability of our subsidiaries to generate substantial operating cash flow. This will depend on future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our and our subsidiaries' cash flows prove inadequate to meet our and their debt service and other obligations in the future, we may be required to refinance all or a portion of our and our subsidiaries' existing or future debt, on or before maturity, to sell assets, to obtain additional financing or suspend the payment of dividends. We cannot assure you that we will be able to refinance any indebtedness, sell any such assets or obtain additional financing on commercially reasonable terms or at all.
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

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 95% of our admissions revenues during fiscal 2014. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.
An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce our revenue.
We compete with other movie delivery vehicles, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The average theatrical release window has decreased from approximately six months to approximately three to four months over the last decade. Further, some film studios have experimented with offering consumers a premium video-on-demand option for certain films approximately two months after their theatrical launch. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.
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
Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although the majority of our locations feature stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.
Finally, the motion picture exhibition industry continues to experiment with and implement various initiatives, concepts, customer amenities and technological innovations aimed at delivering a premium movie-going experience for its patrons (including, but not limited to, luxury reclining seating, enhancement of food and alcoholic beverage offerings, the installation of premium format screens, digital 3D projection and satellite distribution technologies). While we continue to experiment and implement these initiatives, new innovations will continue to impact our industry. If we are unable to respond to or invest in changes in technology and the preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.
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
In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs, and from revenue enhancements resulting from the acquisition. There can be no assurance, however, that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. If we cannot generate anticipated cash flows resulting from acquisitions or fail to realize their anticipated benefits, our results of operations and profitability could be adversely affected. Any acquisition may involve operating risks, such as:

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
We also selectively pursue theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. As of January 1, 2015, we own approximately 20.1% of National CineMedia, and participate in other joint ventures such as DCIP, Open Road Films, AC JV and DCDC. Risks associated with pursuing these investments and opportunities include:

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

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, Open Road Films, AC JV and DCDC or other existing or future ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.
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
We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or slightly above the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.
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
Anschutz Company owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of January 1, 2015, Anschutz Company controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as Anschutz Company continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board of Directors, effect stockholder actions by written consent in lieu of stockholder meetings and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Anschutz Company will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Anschutz Company but not to other stockholders. In addition, Anschutz Company and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.
Substantial sales of our Class A common stock could cause the market price for our Class A common stock to decline.
We cannot predict the effect, if any, that open-market sales of shares of our Class A common stock or the availability of shares of our Class A common stock for sale will have on the market price of our Class A common stock prevailing from time to time. Sales of substantial amounts of shares of our Class A common stock in the public market, including by the Anschutz

Company or its affiliates, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline.
As of February 23, 2015, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.
In addition, Anschutz Company and its affiliates are able to sell their shares pursuant to the registration rights that we have granted and may chose to do so at any time. In addition, we cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by Anschutz Company or our directors or executive officers of their shares of our common stock.
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
Our Board of Directors has the authority to cause us to issue, without any further vote or action by the stockholders (unless otherwise required by the rules of the New York Stock Exchange), up to 50,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.
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
We are a holding company with no operations of our own. Consequently, our ability to service our and our subsidiaries' debt and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon our subsidiaries' earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our 5 3/4% Senior Notes due 2022 (the "5 3/4% Senior Notes Due 2022"), our 5 3/4% Senior Notes due 2023 (the "5 3/4% Senior Notes Due 2023"), our 5 3/4% Senior Notes due 2025 (the "5 3/4% Senior Notes Due 2025") and our common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary's creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of January 1, 2015, we operated 518 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 56 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of January 1, 2015, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference.
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

	Fiscal 2014
	High	Low
First Quarter (December 27, 2013 - March 27, 2014)	$20.14	$17.97
Second Quarter (March 28, 2014 - June 26, 2014)	21.40	18.41
Third Quarter (June 27, 2014 - September 25, 2014)	21.56	19.41
Fourth Quarter (September 26, 2014 - January 1, 2015)	23.24	17.87

	Fiscal 2013
	High	Low
First Quarter (December 28, 2012 - March 28, 2013)	$16.84	$13.72
Second Quarter (March 29, 2013 - June 27, 2013)	19.00	16.17
Third Quarter (June 28, 2013 - September 26, 2013)	19.53	17.65
Fourth Quarter (September 27, 2013 - December 26, 2013)	19.95	18.10
On February 23, 2015, there were approximately 257 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock. As of February 23, 2015 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 1,569,734 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 28, 2019. All shares of restricted stock are registered and will be freely tradable when the restrictions lapse, unless such shares are issued to or acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.
Dividend Policy

During fiscal 2014, we paid to our stockholders four quarterly cash dividends of $0.22 per share on each outstanding share of our Class A and Class B common stock, or approximately $138.6 million in the aggregate. In addition, on December 15, 2014, we paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $156.2 million. During fiscal 2013, we paid to our stockholders four quarterly cash dividends of $0.21 per share on each outstanding share of our Class A and Class B common stock, or approximately $132.2 million in the aggregate. Finally, on February 12, 2015, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 13, 2015 to our stockholders of record on March 3, 2015. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6.    SELECTED FINANCIAL DATA.
We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, for (i) the fiscal year ended December 30, 2010, considering the results of United Artists, Regal Cinemas, Edwards and the eight theatres acquired from AMC on May 24, 2010 and June 24, 2010 for periods subsequent to their acquisition dates, (ii) the fiscal year ended December 29, 2011, considering the results of United Artists, Regal Cinemas, Edwards and the eight theatres acquired from AMC from December 31, 2010, (iii) the fiscal year ended December 27, 2012, considering the results of United Artists, Regal Cinemas, Edwards, the eight theatres acquired from AMC from December 30, 2011 and the acquisition of Great Escape Theatres, which consists of 25 theatres, for the period subsequent to the acquisition date of November 29, 2012, (iv) the fiscal year ended December 26, 2013, considering the results of United Artists, Regal Cinemas, Edwards, the eight theatres acquired from AMC and the 25 theatres acquired from Great Escape Theatres from December 28, 2012, and the acquisition of Hollywood Theaters, which consists of 43 theatres, for the period subsequent to the acquisition date of March 29, 2013, and (v) the fiscal year ended January 1, 2015, considering the results of United Artists, Regal Cinemas, Edwards, the eight theatres acquired from AMC, the 25 theatres acquired from Great Escape Theatres, and the 43 theatres acquired from Hollywood Theaters from December 27, 2013. The fiscal year ended January 1, 2015 consisted of 53 weeks of operations. The selected historical consolidated financial data as of and for the fiscal years ended January 1, 2015, December 26, 2013, December 27, 2012, December 29, 2011, and December 30, 2010 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data does not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended January 1, 2015 (1)	Fiscal year ended December 26, 2013	Fiscal year ended December 27, 2012	Fiscal year ended December 29, 2011	Fiscal year ended December 30, 2010
	(in millions, except per share data)
Statement of Income Data:
Total revenues	$2,990.1	$3,038.1	$2,820.0	$2,675.9	$2,801.9
Income from operations(6)	306.4	339.8	330.0	215.5	209.8
Net income attributable to controlling interest(5)(6)(7)	105.6	157.7	142.3	36.8	74.0
Earnings per diluted share(5)(6)(7)	0.68	1.01	0.92	0.24	0.48
Dividends per common share(2)(3)(4)	$1.88	$0.84	$1.84	$0.84	$2.12

	As of or for the fiscal year ended January 1, 2015 (1)	As of or for the fiscal year ended December 26, 2013	As of or for the fiscal year ended December 27, 2012	As of or for the fiscal year ended December 29, 2011	As of or for the fiscal year ended December 30, 2010
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(5)	$349.1	$346.9	$346.6	$353.1	$259.4
Net cash used in investing activities(5)	(150.5)	(258.7)	(183.4)	(101.1)	(82.7)
Net cash provided by (used in) financing activities(2)(3)(4)	(332.4)	83.2	(306.7)	(204.3)	(299.5)
Balance sheet data at period end:
Cash and cash equivalents	$147.1	$280.9	$109.5	$253.0	$205.3
Total assets	2,539.5	2,704.7	2,222.1	2,352.2	2,501.2
Total debt obligations	2,360.2	2,310.7	1,995.2	2,016.3	2,073.0
Deficit	(897.3)	(715.3)	(750.4)	(621.8)	(537.5)
Operating data:
Theatre locations	574	580	540	527	539
Screens	7,367	7,394	6,880	6,614	6,698
Average screens per location	12.8	12.7	12.7	12.6	12.4
Attendance (in millions)	220.2	228.6	216.4	211.9	224.3
Average ticket price	$9.08	$9.01	$8.90	$8.70	$8.72
Average concessions per patron	$3.77	$3.57	$3.46	$3.34	$3.23
_______________________________________________________________________________

(1)	Fiscal year ended January 1, 2015 was comprised of 53 weeks.

(2)	Includes the December 15, 2014 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)	Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(4)	Includes the December 30, 2010 payment of the $1.40 extraordinary cash dividend paid on each share of Class A and Class B common stock.

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

(6)
During the years ended January 1, 2015, December 26, 2013, December 27, 2012, December 29, 2011, and December 30, 2010, we recorded long-lived asset impairment charges of $5.6 million, $9.5 million, $11.1 million, $17.9 million, and $10.3 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended January 1, 2015, December 26, 2013, and December 27, 2012. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.
Overview and Basis of Presentation
We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,367 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of January 1, 2015. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.
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

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2014, fiscal 2013 and fiscal 2012, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•
We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012, there were no significant changes in our film cost estimation and settlement procedures.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an estimated useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (10-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolete, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

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
For the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2015, consolidated depreciation and amortization expense was $207.2 million, representing 6.9% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $13.0 million, or 6.3%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $14.9 million, or 7.2%.

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
For fiscal 2014, our provision for income taxes was $73.4 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 41.1% to 42.1% would have increased the current year income tax provision by approximately $1.8 million.

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
Significant Events and Fiscal 2015 Outlook
During the fifty-three week fiscal year ended January 1, 2015 ("Fiscal 2014 Period") and the fifty-two week fiscal years ended December 26, 2013 ("Fiscal 2013 Period") and December 27, 2012 ("Fiscal 2012 Period"), the Company entered into various investing and financing transactions which are more fully described under "Liquidity and Capital Resources" below and in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
During the Fiscal 2014 Period, we continued to make progress with respect to our business strategy as follows:

•
We demonstrated our commitment to providing incremental value to our stockholders. During the Fiscal 2014 Period, we paid to our stockholders four quarterly cash dividends of $0.22 per share, or approximately $138.6 million in the aggregate. In addition, on December 15, 2014, we paid an extraordinary cash dividend of $1.00 per share, or approximately $156.2 million.

•
We continued to actively manage our asset base during the Fiscal 2014 Period by opening nine new theatres with 98 screens and closing 15 underperforming theatres with 125 screens, ending the Fiscal 2014 Period with 574 theatres and 7,367 screens.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

First, we continued our focus on improving customer amenities, including the installation of luxury reclining seats, and experimentation with various other customer engagement and marketing initiatives aimed at increasing attendance and enhancing the overall customer experience. With respect to our luxury reclining seating initiative, as of January 1, 2015, we offered luxury reclining seating in 336 auditoriums at 32 select theatre locations. Based on promising initial results, we expect to offer luxury reclining seating in approximately 40 additional locations by the end of fiscal 2015. The costs of these conversions in some cases are partially covered by investments from our theatre landlords.
Second, to continually address consumer trends and customer preferences, we have focused on expanding our menu of food and alcoholic beverage products. We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of January 1, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 159 locations. By the end of fiscal 2015, we expect to offer an expanded menu of food in approximately 180 locations and alcoholic beverages in approximately 130 locations. In addition, as of January 1, 2015, we have successfully launched seven Cinebarre locations which offer patrons the convenience of a variety of lunch and dinner menu options, including beer and wine, served at the customer's seat before and during the featured film.
Third, we believe that our IMAX® digital projection systems and our proprietary large screen format, RPXSM offer our patrons all-digital, large format premium experiences and generate incremental revenue and cash flows for the Company. As of January 1, 2015, our IMAX® footprint consisted of a total of 86 IMAX® screens and we also operated a total of 86 RPXSM screens. We have been encouraged by the operating results of our IMAX® and RPXSM screens and to that end, we intend to install additional IMAX® digital projection systems and RPXSM screens during fiscal 2015.
Finally, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of January 1, 2015, we had over 13 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry, and these members accounted for approximately $1.0 billion of the Company's box office and concession revenues during the Fiscal 2014 Period. In addition, our mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 2.5 million times since its Fiscal 2012 Period launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal (including Regal Crown Club® loyalty program promotions) and the ability to purchase tickets for local theatres, thereby expediting the admissions process.

•
Finally, we believe Open Road Films fills a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner and will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed seven films during 2014 which generated national box office revenues of approximately $161.3 million, and intends to distribute approximately six to eight films per year. As of January 1, 2015, we have invested $20.0 million in cash in Open Road Films and may invest an additional $10.0 million in this joint venture. We believe our investment in Open Road Films will generate incremental value for our stockholders.
We are optimistic regarding the breadth of the 2015 film slate, including the timing of the release schedule and the number of films scheduled for release. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2015 appears to be another year of high-profile releases such as Fifty Shades of Grey, Insurgent, Furious 7, The Avengers: Age of Ultron, Mad Max: Fury Road, Tomorrowland, Jurassic World, Inside Out, Ted 2, Minions, Ant-Man, The Fantastic Four, Spectre, Hunger Games: Mockingjay Part 2, Star Wars: The Force Awakens, and Mission: Impossible 5.
We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales and landlord contributions) to be in the range of $135.0 million to $145.0 million for fiscal 2015, consisting of new theatre development, expansion of existing theatre facilities, upgrades for premium amenities, and maintenance.
Overall for the fiscal 2015 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2015 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.
Recent Developments
On October 27, 2014, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance stockholder value, which included a potential sale of the Company. On January 15, 2015, the Company announced that its Board of Directors, in the course of its examination of strategic alternatives and with the advice of Morgan Stanley & Co. LLC after a thorough market review, has determined that a sale of the Company would not be in the best interest of its stockholders at such time. The Company's Board of Directors, consistent with its fiduciary duties, remains committed to evaluating any alternatives that would enhance stockholder value.
On February 12, 2015, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 13, 2015 to our stockholders of record on March 3, 2015.
Results of Operations
Based on our review of industry sources, North American box office revenues for the time period that corresponds to the Fiscal 2014 Period were estimated to have decreased by approximately one to two percent in comparison to the period of time that corresponds to the Fiscal 2013 Period. The industry's box office results for 2014 were negatively impacted by comparisons to record box office results experienced in the Fiscal 2013 Period.
The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Fiscal 2014 Period		Fiscal 2013 Period		Fiscal 2012 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$1,998.9	66.9%	$2,059.6	67.8%	$1,925.1	68.3%
Concessions	829.6	27.7	816.9	26.9	748.4	26.4
Other operating revenues	161.6	5.4	161.6	5.3	146.5	5.2
Total revenues	2,990.1	100.0	3,038.1	100.0	2,820.0	99.9
Operating expenses:
Film rental and advertising costs(1)	1,047.1	52.4	1,078.0	52.3	1,000.5	52.0
Cost of concessions(2)	111.1	13.4	111.6	13.7	101.1	13.5
Rent expense(3)	423.4	14.2	413.6	13.6	384.4	13.6
Other operating expenses(3)	813.2	27.2	812.8	26.8	735.9	26.1
General and administrative expenses (including share-based compensation expense of $9.4 million, $9.3 million and $10.3 million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively)(3)	74.4	2.5	73.7	2.4	68.8	2.4
Depreciation and amortization(3)	207.2	6.9	200.2	6.6	183.1	6.5
Net loss on disposal and impairment of operating assets and other(3)	7.3	0.2	8.4	0.3	16.2	0.6
Total operating expenses(3)	2,683.7	89.8	2,698.3	88.8	2,490.0	88.3
Income from operations(3)	306.4	10.2	339.8	11.2	330.0	11.7
Interest expense, net(3)	126.5	4.2	141.3	4.7	135.0	4.8
Loss on extinguishment of debt(3)	62.4	2.1	30.7	1.0	—	—
Earnings recognized from NCM(3)	(32.1)	1.1	(37.5)	1.2	(34.8)	1.2
Gain on sale of NCM, Inc. common stock(3)	—	—	(30.9)	1.0	—	—
Provision for income taxes(3)	73.4	2.5	107.0	3.5	89.5	3.2
Net income attributable to controlling interest(3)	$105.6	3.5	$157.7	5.2	$142.3	5.0
Attendance	220.2	*	228.6	*	216.4	*
Average ticket price(4)	$9.08	*	$9.01	*	$8.90	*
Average concessions per patron(5)	$3.77	*	$3.57	*	$3.46	*
_______________________________________________________________________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenue/attendance.

(5)	Calculated as concessions revenue/attendance.

Fiscal 2014 Period Compared to Fiscal 2013 Period
Admissions
During the Fiscal 2014 Period, total admissions revenues decreased $60.7 million, or 2.9%, to $1,998.9 million, from $2,059.6 million in the Fiscal 2013 Period. A 3.7% decrease in attendance (approximately $76.2 million of total admissions revenues), partially offset by a 0.8% increase in average ticket prices (approximately $15.5 million of total admissions revenues) led to the overall decrease in the Fiscal 2014 Period admissions revenues. The Fiscal 2014 Period results were favorably impacted by the timing of the Fiscal 2014 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2013 Period and the inclusion of the 513 screens from Hollywood Theaters for the entire Fiscal 2014 Period (compared to nine months in the Fiscal 2013 Period). The additional week of operations was the week between Christmas and New Years, a traditionally high attendance and revenue week for the Company and the industry. The additional week of operations was significant in that it accounted for approximately 8.7 million attendees, or 4.0%, of the Fiscal 2014 Period total attendance and contributed to approximately $76.5 million, or 3.8%, of the Fiscal 2014 Period total admissions revenues. Excluding week 53, the 513 screens from Hollywood Theaters accounted for 11.8 million attendees, or 5.4%, of the Fiscal 2014 Period total attendance and contributed approximately $90.2 million, or 4.5%, of the Fiscal 2014 Period total admissions revenues. However, these factors were offset by the impact of the decline in industry attendance during the Fiscal 2014 Period and as a result, total attendance for the Company's Fiscal 2014 Period decreased by 3.7%. The overall decline in attendance and admissions revenues during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily a result of strong attendance generated by the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period, which experienced record box office revenues.
On a comparable screen basis (i.e., excluding the effects of the impact of week 53 in the Fiscal 2014 Period and the 513 screens from Hollywood Theaters for the Fiscal 2014 Period and Fiscal 2013 Period), attendance for the Fiscal 2014 Period was approximately 199.7 million, an 8.6% decrease from the Fiscal 2013 Period, and admissions revenues for the Fiscal 2014 Period was approximately $1,832.2 million, a decrease of $150.6 million or 7.6% from the Fiscal 2013 Period. On a comparable screen basis, an 8.6% decrease in attendance (approximately $170.5 million of admissions revenues), partially offset by a 1.1% increase in average ticket prices (approximately $19.9 million of admissions revenues) led to the net decline in the Fiscal 2014 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The decline in comparable screen attendance and admissions revenues was primarily a result of the aforementioned breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. The increase in our comparable screen average ticket price was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2014 Period. Based on our review of certain industry sources, the decrease in our comparable screen admissions revenues on a per screen basis was greater than the industry’s per screen results for the Fiscal 2014 Period as compared to the Fiscal 2013 Period. We believe the greater than industry decrease in comparable screen admissions revenues on a per screen basis in the Fiscal 2014 Period was primarily attributable to premium format film performance and the impact of our competitors' investment in new theatres and customer amenities. We are optimistic that our investments in new theatre construction and premium amenities will provide the opportunity for incremental revenue and cash flows for the Company. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given fiscal period.
Concessions
Total concessions revenues increased $12.7 million, or 1.6%, to $829.6 million during the Fiscal 2014 Period, from $816.9 million for the Fiscal 2013 Period. A 5.6% increase in average concessions revenues per patron (approximately $42.9 million of total concessions revenues), partially offset by a 3.7% decrease in attendance (approximately $30.2 million of total concessions revenues) led to the overall increase in the Fiscal 2014 Period concessions revenue. On a comparable screen basis, total concessions revenues for the Fiscal 2014 Period was $752.1 million, a decrease of $28.1 million or 3.6% from the Fiscal 2013 Period. Such decrease was primarily attributable to the aforementioned 8.6% decrease in comparable screen attendance (approximately $67.1 million of concessions revenues), partially offset by a 5.6% increase in comparable screen average concessions revenues per patron (approximately $39.0 million of concessions revenues). The increase in comparable screen average concessions revenues per patron for the Fiscal 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume per patron, selective price increases during the period and to a lesser extent, the continued rollout of our expanded food and alcohol menu.
Other Operating Revenues
Other operating revenues of $161.6 million during the Fiscal 2014 Period was consistent with that of the Fiscal 2013 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. During the Fiscal 2014 Period, other operating revenues were primarily impacted by a decrease in revenues related to our gift card and discount ticket programs (approximately $5.9 million) and decreases in revenues from our vendor marketing programs (approximately $1.0 million), offset by incremental National CineMedia revenues (approximately $3.9 million) and increases in other theatre revenues (approximately $3.0 million).
Film Rental and Advertising Costs
Film rental and advertising costs as a percentage of admissions revenues of 52.4% during the Fiscal 2014 Period was in line with that of the Fiscal 2013 Period.

Cost of Concessions
During the Fiscal 2014 Period, cost of concessions decreased $0.5 million, or 0.4%, to $111.1 million as compared to $111.6 million during the Fiscal 2013 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2014 Period was approximately 13.4%, compared to 13.7% during the Fiscal 2013 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2014 Period was primarily related to an increase in the amount of vendor marketing revenues recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during the period, partially offset by slight increases in raw material costs.
Rent Expense
Rent expense increased by $9.8 million, or 2.4%, to $423.4 million in the Fiscal 2014 Period, from $413.6 million in the Fiscal 2013 Period. The increase in rent expense during the Fiscal 2014 Period was primarily related to the opening of several new theatres late in the Fiscal 2013 Period, the opening of nine new theatres with 98 screens (partially offset by the closure of 15 theatres with 125 screens) subsequent to the end of the Fiscal 2013 Period and incremental rent associated with the leases acquired as part of the Hollywood Theaters acquisition. On a comparable screen basis, rent expense increased $5.9 million, or 1.5%, during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. On a comparable screen basis, the increase in rent expense in the Fiscal 2014 Period was primarily attributable to the opening of several new theatres late in the Fiscal 2013 Period and the opening of nine new theatres with 98 screens (partially offset by the closure of 15 theatres with 125 screens) subsequent to the end of the Fiscal 2013 Period.
Other Operating Expenses
Other operating expenses increased $0.4 million, to $813.2 million in the Fiscal 2014 Period, from $812.8 million in the Fiscal 2013 Period. During the Fiscal 2014 Period, other operating expenses was primarily impacted by increases in theatre level payroll expenses (approximately $11.1 million for the Fiscal 2014 Period) and increased non-rent occupancy costs (approximately $11.1 million for the Fiscal 2014 Period) primarily associated with the impact of the fifty-three weeks of operations and the inclusion of 513 screens from Hollywood Theaters, partially offset by the impact of the State of New York sales tax refund received by the Company during the Fiscal 2014 Period totaling approximately $16.8 million (described further in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) and decreased costs (approximately $3.5 million) associated with lower premium format film revenues during the Fiscal 2014 Period. On a comparable screen basis, other operating expenses decreased $24.6 million, or 3.2% during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. Such decrease was attributable to the aforementioned State of New York sales tax refund and decreased costs associated with lower premium format film revenues during the Fiscal 2014 Period.
General and Administrative Expenses
General and administrative expenses increased $0.7 million, or 0.9%, to $74.4 million in the Fiscal 2014 Period, from $73.7 million in the Fiscal 2013 Period. The increase in general and administrative expenses during the Fiscal 2014 Period was primarily attributable to higher payroll costs associated with an additional week of operations, partially offset by lower legal and professional fees associated with the Fiscal 2013 Period acquisition of Hollywood Theaters and slightly lower travel costs.
Depreciation and Amortization
Depreciation and amortization expense increased $7.0 million, or 3.5%, to $207.2 million for the Fiscal 2014 Period, from $200.2 million in the Fiscal 2013 Period. The increase in depreciation and amortization expense during the Fiscal 2014 Period was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures during the Fiscal 2014 Period, the addition of the 513 screens from Hollywood Theaters, the opening of several new theatres late in the Fiscal 2013 Period and the opening of nine new theatres with 98 screens subsequent to the end of the Fiscal 2013 Period. On a comparable screen basis, depreciation and amortization expense increased $3.0 million, or 1.6% during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. On a comparable screen basis, the increase in depreciation and amortization expense during the Fiscal 2014 Period was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures during the Fiscal 2014 Period, the opening of several new theatres late in the Fiscal 2013 Period and the opening of nine new theatres with 98 screens subsequent to the end of the Fiscal 2013 Period.
Income from Operations
Income from operations decreased $33.4 million, or 9.8%, to $306.4 million during the Fiscal 2014 Period, from $339.8 million in the Fiscal 2013 Period. On a comparable screen basis, income from operations for the Fiscal 2014 Period decreased $86.8 million, or 26.6%, from $326.3 million in the Fiscal 2013 Period. The decrease in income from operations during the Fiscal 2014 Period was primarily attributable to the decline in total revenues, partially offset by decreases in certain variable operating expense line items described above.

Interest Expense, net
During the Fiscal 2014 Period, net interest expense decreased $14.8 million, or 10.5%, to $126.5 million, from $141.3 million in the Fiscal 2013 Period. The decrease in net interest expense during the Fiscal 2014 Period was principally due to interest savings associated with the refinance of approximately $925.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022 and the June 2013 issuance of our 5 3/4% Senior Notes Due 2023, a lower effective interest rate on our Term Facility (including a change in our interest rate swap portfolio) and the aforementioned interest income related to the State of New York sales tax refund, partially offset by incremental interest form the capital lease and lease financing obligations assumed from Hollywood Theaters.
Earnings Recognized from NCM
Earnings recognized from NCM decreased $5.4 million, or 14.4%, to $32.1 million in the Fiscal 2014 Period, from $37.5 million in the Fiscal 2013 Period. The decrease in earnings recognized from NCM during the Fiscal 2014 Period was primarily attributable to lower earnings of National CineMedia during the period.
Income Taxes
The provision for income taxes of $73.4 million and $107.0 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively, reflect effective tax rates of approximately 41.1% and 40.4%, respectively. The increase in the effective tax rate for the Fiscal 2014 Period is primarily attributable to changes in uncertain tax positions with state taxing authorities resulting from the lapse of statute of limitations that occurred in the Fiscal 2013 Period and the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes that occurred during the Fiscal 2014 Period, which was not deductible in certain states. The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and other income tax credits.
Net Income Attributable to Controlling Interest
Net income attributable to controlling interest for the Fiscal 2014 Period was $105.6 million, which represents a decrease of $52.1 million, from net income attributable to controlling interest of $157.7 million during the Fiscal 2013 Period. The decrease in net income attributable to controlling interest for the Fiscal 2014 Period was primarily attributable to a decline in operating income as described above, the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of the gain on sale of NCM, Inc. common stock recorded during the Fiscal 2013 Period, partially offset by the impact of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment related to the Fiscal 2013 Period repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes and a decrease in interest expense during the Fiscal 2014 Period.

Fiscal 2013 Period Compared to Fiscal 2012 Period
Admissions
During the Fiscal 2013 Period, total admissions revenues increased $134.5 million, or 7.0%, to $2,059.6 million, from $1,925.1 million in the Fiscal 2012 Period. A 5.6% increase in attendance (approximately $107.8 million of total admissions revenues) coupled with a 1.2% increase in average ticket prices (approximately $26.7 million of total admissions revenues) led to the increase in the Fiscal 2013 Period admissions revenues. The 814 screens from Great Escape Theatres and Hollywood Theaters accounted for 16.3 million attendees, or 7.1%, of the Fiscal 2013 Period total attendance and contributed approximately $128.6 million, or 6.2%, of the Fiscal 2013 Period total admissions revenues. On a comparable screen basis (i.e., excluding the effects of the inclusion of the 814 screens from Great Escape Theatres and Hollywood Theaters), attendance for the Fiscal 2013 Period was approximately 212.3 million, a 1.7% decrease from the Fiscal 2012 Period, and admissions revenues for the Fiscal 2013 Period was approximately $1,931.0 million, an increase of $9.4 million or 0.5% from the Fiscal 2012 Period. On a comparable screen basis, the 2.2% increase in average ticket prices (approximately $42.1 million of admissions revenues), partially offset by the 1.7% decrease in attendance (approximately $32.7 million of admissions revenues), led to the increase in the Fiscal 2013 Period admissions revenues. The comparable screen average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions). The decrease in comparable screen attendance during the Fiscal 2013 Period was primarily attributable to difficult comparisons with the strong attendance experienced in the Fiscal 2012 Period from such pictures as The Avengers, The Dark Knight Rises and The Hunger Games, partially offset by the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. Based on our review of certain industry sources, the increase in our admissions revenues on a comparable screen basis was in line with the industry’s per screen results for the Fiscal 2013 Period as compared to the Fiscal 2012 Period.
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
Quarterly Results
The Company's consolidated financial statements for the Fiscal 2013 Period include the results of operations of Hollywood Theaters, consisting of 43 theatres and 513 screens, for the period subsequent to the acquisition date of March 29, 2013. The acquisition of Hollywood Theaters is further described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The comparability of our results between quarters is impacted by the inclusion from the acquisition date of the results of operations of Hollywood Theaters plus certain other factors described below and to a lesser extent, seasonality.
The following table sets forth selected unaudited quarterly results for the eight quarters ended January 1, 2015. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Jan. 1, 2015 (1)	Sept. 25, 2014 (2)	June 26, 2014 (3)	March 27, 2014 (4)	Dec. 26, 2013	Sept. 26, 2013 (5)	June 27, 2013 (6)	March 28, 2013
	In millions (except per share data)
Total revenues	$799.1	$693.8	$770.3	$726.9	$739.9	$813.1	$842.3	$642.8
Income from operations(7)	91.7	58.6	85.8	70.3	55.7	109.8	117.1	57.2
Net income (loss) attributable to controlling interest(7)	46.3	26.7	33.8	(1.2)	24.0	75.1	36.1	22.5
Diluted earnings (loss) per share(7)	0.30	0.17	0.22	(0.01)	0.15	0.48	0.23	0.14
Dividends per common share(8)	$1.22	$0.22	$0.22	$0.22	$0.21	$0.21	$0.21	$0.21
_______________________________________________________________________________

(1)	The fiscal quarter ended January 1, 2015 was comprised of 14 weeks.

(2)
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

(3)
Reflects the impact of the $10.5 million ($6.6 million after related tax effects) loss on debt extinguishment recorded during the quarter ended June 26, 2014 related to the redemption of the remaining $133.3 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes.

(4)
Reflects the impact of the $51.9 million ($32.6 million after related tax effects) loss on debt extinguishment recorded during the quarter ended March 27, 2014 related to the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes.

(5)
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

(6)
Reflects the impact of the $30.3 million ($19.2 million after related tax effects) loss on debt extinguishment recorded during the quarter ended June 27, 2013 related to the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes.

(7)
During the eight quarters ended January 1, 2015, we recorded long-lived asset impairment charges of $0.0 million, $1.9 million, $3.3 million, $0.4 million, $1.6 million, $5.8 million, $2.1 million, and $0.0 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(8)
Includes the December 15, 2014 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B Common Stock. See Note 9 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

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
Net cash flows provided by operating activities totaled approximately $349.1 million, $346.9 million and $346.6 million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $2.2 million increase in net cash flows generated by operating activities for the Fiscal 2014 Period as compared to the Fiscal 2013 Period increase was caused by a $40.1 million increase in net income excluding non-cash items, largely offset by a negative fluctuation in working capital activity of approximately $37.9 million. Working capital activity was primarily impacted by changes in accrued expense and other activity and deferred revenue, partially offset by changes in accounts receivable activity during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. The change in accrued expense and other activity was primarily due to the timing of vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2014 Period. The change in deferred revenue was primarily due to increased redemptions during our 53rd week of operations in the Fiscal 2014 Period. The change in accounts receivable activity was attributable to the timing of collections as a result of the additional week of operations during Fiscal 2014 Period
The $0.3 million increase in net cash flows generated by operating activities for the Fiscal 2013 Period as compared to the Fiscal 2012 Period increase was caused by a positive fluctuation in working capital activity of approximately $63.3 million, partially offset by a $63.0 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accrued expense and other activity, accounts payable activity (primarily film rental liabilities) and income taxes payable during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. The change in accrued expense and other activity and accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2013 Period. The change in income taxes payable activity during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily associated with the timing of our estimated federal and state income tax payments during such periods.
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
We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales and landlord contributions) for theatre development, expansion, upgrading and replacements to be in the range of approximately $135.0 million to $145.0 million in fiscal year 2015, exclusive of acquisitions.

As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system.
During the Fiscal 2014 Period, the Company sold a total of 500,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $12.47 per share. In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million.
During the Fiscal 2014 Period, we received approximately 0.4 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 25.8 million common units. On a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of January 1, 2015. On May 5, 2014, NCM, Inc. announced that it has entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to antitrust clearance and other customary closing conditions. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. National CineMedia has indemnified NCM, Inc. for the termination fee. Accordingly, each founding member bears a pro rata portion of this fee based upon their ownership percentage in National CineMedia. As of January 1, 2015, National CineMedia did not have a liability recorded for this termination fee as it does not believe payment to be probable.
Net cash flows used in investing activities totaled approximately $150.5 million, $258.7 million and $183.4 million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $108.2 million decrease in cash flows used in investing activities during the Fiscal 2014 Period, as compared to the Fiscal 2013 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period, partially offset by a $50.3 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2014 Period and the impact of proceeds of $40.9 million related to the sale of NCM, Inc. common stock during the Fiscal 2013 Period. The $75.3 million increase in cash flows used in investing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period and a $21.4 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2013 Period, partially offset by the impact of proceeds of $40.9 million related to the sale of NCM, Inc. common stock, $5.9 million received related to the sale of RealD, Inc. common stock, and a $1.3 million decrease in cash contributions to our various investments in non-consolidated entities during the Fiscal 2013 Period.
Financing Activities
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on March 11, 2014, the Company issued the 5 3/4% Senior Notes Due 2022 in a registered public offering. Net proceeds from the offering were approximately $760.1 million, after deducting underwriting discounts and offering expenses. In connection with the issuance of the 5 3/4% Senior Notes Due 2022, on February 25, 2014, the Company commenced tender offers to purchase for cash its 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,081.97, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before March 10, 2014. Total offer consideration for each $1,000 principal amount of Regal Cinemas' 8 5/8% Senior Notes tendered was $1,070.73, including an early tender premium payment of $30.00 per $1,000 principal amount of 8 5/8% Senior Notes for those holders who properly tendered their 8 5/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offers, approximately $222.3 million aggregate principal amount of the 9 1/8% Senior Notes were purchased and approximately $355.8 million aggregate principal amount of the 8 5/8% Senior Notes were purchased. Total additional consideration paid in the tender offers, including the early tender premium payment, was approximately $43.4 million. The tender offers were financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022. As discussed further under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from 5 3/4% Senior Notes Due 2022 and available cash on hand. As a result the tender offers and the subsequent redemption, the Company recorded an aggregate $62.4 million loss on extinguishment of debt during the Fiscal 2014 Period.
As of January 1, 2015, we had approximately $965.8 million aggregate principal amount outstanding under the Term Facility, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023 and $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022. As of January 1, 2015, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility.

As of January 1, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.
The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. An upgrade or downgrade of the Company's debt ratings, depending on the extent, could affect the cost to borrow funds. There were no upgrades or downgrades to the Company's debt ratings that materially impacted our ability or cost to borrow funds during the fiscal year ended January 1, 2015.
During the Fiscal 2014 Period, Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.6 million in the aggregate. In addition, on December 15, 2014, Regal paid an extraordinary cash dividend of $1.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $156.2 million. On February 12, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 13, 2015, to stockholders of record on March 3, 2015. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Net cash flows provided by (used in) financing activities were approximately $(332.4) million, $83.2 million and $(306.7) million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The net increase in cash flows used in financing activities during the Fiscal 2014 Period as compared to the Fiscal 2013 Period of $415.6 million was primarily attributable to $764.3 million of cash used to repurchase our 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Fiscal 2014 Period, the impact of $500.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025 and 5 3/4% Senior Notes Due 2023 in the Fiscal 2013 Period and a $162.6 million increase in dividends paid to stockholders during the 2014 Fiscal Period as compared to the 2013 Fiscal Period, partially offset by $775.0 million in gross proceeds received in connection with the Fiscal 2014 Period issuance of our 5 3/4% Senior Notes Due 2022 and the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes during the Fiscal 2013 Period. The net increase in cash flows provided by financing activities during the Fiscal 2013 Period as compared to the Fiscal 2012 Period of $389.9 million was primarily attributable to the impact of receiving $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025, receiving $250.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2023 in the Fiscal 2013 Period and a $155.1 million decrease in dividends paid to stockholders during the 2013 Fiscal Period as compared to the 2012 Fiscal Period, partially offset by the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes, $13.5 million of cash paid for debt acquisition costs during the Fiscal 2013 Period and a $3.1 million increase in net payments on long-term debt obligations during the Fiscal 2013 Period.
EBITDA
Earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately $512.7 million, $606.2 million and $549.9 million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The decrease in EBITDA for the Fiscal 2014 Period was primarily attributable to a decline in operating income as described above, the $62.4 million loss on debt extinguishment associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of the $30.9 million gain on sale of NCM, Inc. common stock recorded during the Fiscal 2013 Period, partially offset by the impact of the $30.3 million loss on debt extinguishment related to the Fiscal 2013 Period refinance of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes. The increase in EBITDA for the Fiscal 2013 Period was primarily attributable to an increase in operating income as described above, the impact of the gain on sale of NCM, Inc. common stock and higher equity earnings generated by certain of our equity method investments, partially offset by the impact of the $30.3 million loss on debt extinguishment related to the repurchase of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes. The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2014 Period	Fiscal 2013 Period	Fiscal 2012 Period
EBITDA	$512.7	$606.2	$549.9
Interest expense, net	(126.5)	(141.3)	(135.0)
Provision for income taxes	(73.4)	(107.0)	(89.5)
Deferred income taxes	6.6	(11.8)	52.4
Changes in operating assets and liabilities	(42.9)	(5.0)	(68.3)
Loss on extinguishment of debt	62.4	30.7	—
Gain on sale of NCM, Inc. common stock	—	(30.9)	—
Landlord contributions	8.8	3.5	—
Other items, net	1.4	2.5	37.1
Net cash provided by operating activities	$349.1	$346.9	$346.6
Interest Rate Swaps
As described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as of January 1, 2015, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (maturity dates ranging from June 30, 2015 through December 31, 2016), which require Regal Cinemas to pay interest at fixed rates ranging from 0.817% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $450.0 million of variable rate debt obligations at an effective rate of approximately 3.88% as of January 1, 2015.
Under the terms of the Company’s three effective interest rate swap agreements as of January 1, 2015 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and receives 1-month LIBOR on the next $150.0 million of borrowings under the Term Facility. In addition, the Company will receive 1-month LIBOR on the next $200.0 million of borrowings under the Term Facility once the remaining interest rate swap agreement becomes effective. With respect to the Company's three effective interest rate swap agreements as of January 1, 2015, the 3-month LIBOR rate and the 1-month LIBOR rate on each respective reset date determines the variable portion of the interest rate swaps for the following three-month and one-month periods, respectively. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of January 1, 2015:

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
Contractual Cash Obligations and Commitments
The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of January 1, 2015, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,252.6	$13.8	$961.0	$2.8	$1,275.0
Future interest on debt obligations(2)	691.3	105.4	196.7	148.4	240.8
Capital lease obligations, including interest(3)	22.0	3.4	6.0	1.8	10.8
Lease financing arrangements, including interest(3)	138.9	20.7	41.3	39.8	37.1
Purchase commitments(4)	38.4	15.4	23.0	—	—
Operating leases(5)	2,997.0	425.2	784.8	639.2	1,147.8
FIN 48 liabilities(6)	0.7	0.7	—	—	—
Total	$6,140.9	$584.6	$2,012.8	$832.0	$2,711.5

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$85.0	$—	$—
_______________________________________________________________________________

(1)
These amounts are included on our consolidated balance sheet as of January 1, 2015. Our Credit Agreement provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations as of January 1, 2015 (consisting of approximately $515.8 million of variable interest rate borrowings under the Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023 and approximately $11.8 million of other debt obligations) are based on the stated fixed rate or in the case of the $515.8 million of variable interest rate borrowings under the Term Facility, the current interest rate specified in our Credit Agreement as of January 1, 2015 (2.67%). Future interest payments on the Company's hedged indebtedness as of January 1, 2015 (the remaining $450.0 million of borrowings under the Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of January 1, 2015 (2.50%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2015. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.24%, maturing in various installments through 2028. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of January 1, 2015, including improvements associated with existing theatres, the construction of new theatres and investments in non-consolidated entities.

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

(6)
The table does not include approximately $7.6 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of January 1, 2015.

(7)
In addition, as of January 1, 2015, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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
Under the terms of the Company's three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of January 1, 2015) described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at fixed rates ranging from 0.817% to 1.820% and receives interest at a variable rate.
As of January 1, 2015 and December 26, 2013, borrowings of $965.8 million and $978.3 million (net of debt discount), respectively, were outstanding under the Term Facility at an effective interest rate of 3.23% (as of January 1, 2015) and 3.18% (as of December 26, 2013), after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the Term Facility as of January 1, 2015, would increase or decrease interest expense by $3.1 million for the fiscal year ended January 1, 2015.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of January 1, 2015. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of January 1, 2015.
KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of January 1, 2015, as stated in their report which is included herein.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:
We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of January 1, 2015 and December 26, 2013, and the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended January 1, 2015. We also have audited Regal Entertainment Group’s internal control over financial reporting as of January 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of January 1, 2015 and December 26, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of January 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Knoxville, Tennessee
March 2, 2015

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	January 1, 2015	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147.1	$280.9
Trade and other receivables, net	126.0	122.8
Income tax receivable	9.6	6.6
Inventories	17.8	19.0
Prepaid expenses and other current assets	21.7	19.3
Deferred income tax asset	19.2	16.5
TOTAL CURRENT ASSETS	341.4	465.1
PROPERTY AND EQUIPMENT:
Land	138.7	139.0
Buildings and leasehold improvements	2,142.4	2,074.1
Equipment	1,011.3	948.5
Construction in progress	5.3	6.7
Total property and equipment	3,297.7	3,168.3
Accumulated depreciation and amortization	(1,838.8)	(1,658.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,458.9	1,509.6
GOODWILL	320.4	320.4
INTANGIBLE ASSETS, NET	53.9	57.7
DEFERRED INCOME TAX ASSET	23.4	32.6
OTHER NON-CURRENT ASSETS	341.5	319.3
TOTAL ASSETS	$2,539.5	$2,704.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$26.6	$29.8
Accounts payable	165.7	170.2
Accrued expenses	76.0	86.6
Deferred revenue	188.2	181.8
Interest payable	20.5	38.0
TOTAL CURRENT LIABILITIES	477.0	506.4
LONG-TERM DEBT, LESS CURRENT PORTION	2,238.8	2,187.7
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	83.8	80.2
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	11.0	13.0
NON-CURRENT DEFERRED REVENUE	418.0	424.8
OTHER NON-CURRENT LIABILITIES	208.2	207.9
TOTAL LIABILITIES	3,436.8	3,420.0
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,465,104 and 132,120,854 shares issued and outstanding at January 1, 2015 and December 26, 2013, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at January 1, 2015 and December 26, 2013	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(941.8)	(782.9)
Retained earnings	48.4	71.8
Accumulated other comprehensive loss, net	(1.5)	(2.4)
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(894.8)	(713.4)
Noncontrolling interest	(2.5)	(1.9)
TOTAL DEFICIT	(897.3)	(715.3)
TOTAL LIABILITIES AND DEFICIT	$2,539.5	$2,704.7
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
REVENUES:
Admissions	$1,998.9	$2,059.6	$1,925.1
Concessions	829.6	816.9	748.4
Other operating revenues	161.6	161.6	146.5
TOTAL REVENUES	2,990.1	3,038.1	2,820.0
OPERATING EXPENSES:
Film rental and advertising costs	1,047.1	1,078.0	1,000.5
Cost of concessions	111.1	111.6	101.1
Rent expense	423.4	413.6	384.4
Other operating expenses	813.2	812.8	735.9
General and administrative expenses (including share-based compensation of $9.4, $9.3 and $10.3 for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively)	74.4	73.7	68.8
Depreciation and amortization	207.2	200.2	183.1
Net loss on disposal and impairment of operating assets and other	7.3	8.4	16.2
TOTAL OPERATING EXPENSES	2,683.7	2,698.3	2,490.0
INCOME FROM OPERATIONS	306.4	339.8	330.0
OTHER EXPENSE (INCOME):
Interest expense, net	126.5	141.3	135.0
Loss on extinguishment of debt	62.4	30.7	—
Earnings recognized from NCM	(32.1)	(37.5)	(34.8)
Gain on sale of NCM, Inc. common stock	—	(30.9)	—
Other, net	(29.0)	(28.4)	(1.9)
TOTAL OTHER EXPENSE, NET	127.8	75.2	98.3
INCOME BEFORE INCOME TAXES	178.6	264.6	231.7
PROVISION FOR INCOME TAXES	73.4	107.0	89.5
NET INCOME	105.2	157.6	142.2
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.4	0.1	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$105.6	$157.7	$142.3
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.68	$1.02	$0.92
Diluted	$0.68	$1.01	$0.92
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,287	154,826	154,174
Diluted	156,310	155,723	154,990
DIVIDENDS DECLARED PER COMMON SHARE	$1.88	$0.84	$1.84
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
NET INCOME	$105.2	$157.6	$142.2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	1.1	2.3	2.8
Change in fair value of available for sale securities	1.1	(0.6)	2.0
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(0.6)	(1.2)	—
Change in fair value of equity method investee interest rate swap transactions	(0.7)	1.4	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	0.9	1.9	4.8
TOTAL COMPREHENSIVE INCOME, NET OF TAX	106.1	159.5	147.0
Comprehensive loss attributable to noncontrolling interest, net of tax	0.4	0.1	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$106.5	$159.6	$147.1

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF DEFICIT
(in millions, except amounts of cash dividends declared per share)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 29, 2011	130.9	$0.1	23.7	$—	$(623.6)	$12.4	$(9.1)	$(620.2)	$(1.6)	$(621.8)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	2.8	2.8	—	2.8
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	2.0	2.0	—	2.0
Net income attributable to controlling interest	—	—	—	—	—	142.3	—	142.3	—	142.3
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	8.6	—	—	8.6	—	8.6
Exercise of stock options	0.3	—	—	—	2.5	—	—	2.5	—	2.5
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.1)	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.00 per share	—	—	—	—	(118.2)	(37.3)	—	(155.5)	—	(155.5)
Cash dividends declared, $0.84 per share	—	—	—	—	(14.2)	(116.3)	—	(130.5)	—	(130.5)
Balances, December 27, 2012	131.7	0.1	23.7	—	(745.5)	1.1	(4.3)	(748.6)	(1.8)	(750.4)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	2.3	2.3	—	2.3
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Change in fair value of equity method investee interest rate swap transactions	—	—	—	—	—	—	1.4	1.4	—	1.4
Net income attributable to controlling interest	—	—	—	—	—	157.7	—	157.7	—	157.7
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation expense	—	—	—	—	8.5	—	—	8.5	—	8.5
Exercise of stock options	0.1	—	—	—	1.3	—	—	1.3	—	1.3
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.3)	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.84 per share	—	—	—	—	(43.9)	(87.0)	—	(130.9)	—	(130.9)
Balances, December 26, 2013	132.1	0.1	23.7	—	(782.9)	71.8	(2.4)	(713.4)	(1.9)	(715.3)
Change in fair value of interest rate swap transactions, net of tax	—	—	—	—	—	—	1.1	1.1	—	1.1
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	—	1.1	1.1	—	1.1
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Change in fair value of equity method investee interest rate swap transactions	—	—	—	—	—	—	(0.7)	(0.7)	—	(0.7)
Net income attributable to controlling interest	—	—	—	—	—	105.6	—	105.6	—	105.6
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	—	—	—	7.9	—	—	7.9	—	7.9
Exercise of stock options	—	—	—	—	0.1	—	—	0.1	—	0.1
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.2)	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.00 per share	—	—	—	—	(156.2)	—	—	(156.2)	—	(156.2)
Cash dividends declared, $0.88 per share	—	—	—	—	(8.4)	(129.0)	—	(137.4)	—	(137.4)
Balances, January 1, 2015	132.5	$0.1	23.7	$—	$(941.8)	$48.4	$(1.5)	$(894.8)	$(2.5)	$(897.3)
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105.2	$157.6	$142.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207.2	200.2	183.1
Amortization of debt discount and premium, net	—	(0.2)	(0.5)
Amortization of debt acquisition costs	4.8	4.5	3.6
Share-based compensation expense	9.4	9.3	10.3
Deferred income tax provision (benefit)	6.6	(11.8)	52.4
Net loss on disposal and impairment of operating assets and other	7.3	8.4	16.2
Equity in income of non-consolidated entities	(34.1)	(33.1)	(5.8)
Gain on sale of NCM, Inc. common stock	—	(30.9)	—
Loss on extinguishment of debt	62.4	30.7	—
Gain on sale of available for sale securities	(2.0)	(2.6)	—
Non-cash rent expense	(4.0)	6.3	5.7
Cash distribution on DCIP investment	6.3	—	—
Excess cash distribution on NCM shares	14.1	10.0	7.7
Landlord contributions	8.8	3.5	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade and other receivables	(4.2)	(12.9)	(4.9)
Inventories	1.3	(0.1)	(2.7)
Prepaid expenses and other assets	(1.8)	(2.4)	0.7
Accounts payable	(0.2)	2.0	(22.9)
Income taxes payable	0.3	2.5	(20.4)
Deferred revenue	(6.3)	3.3	9.5
Accrued expenses and other liabilities	(32.0)	2.6	(27.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	349.1	346.9	346.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156.8)	(112.1)	(89.2)
Proceeds from disposition of assets	1.7	7.3	5.8
Investment in non-consolidated entities	(4.0)	(6.2)	(7.5)
Cash used for acquisitions, net of cash acquired	—	(194.4)	(89.7)
Distributions to partnership	(0.1)	(0.1)	(0.1)
Proceeds from sale of available for sale securities	6.0	5.9	—
Net proceeds from sale of NCM, Inc. common stock	—	40.9	—
Changes in other long-term assets	2.7	—	(2.7)
NET CASH USED IN INVESTING ACTIVITIES	(150.5)	(258.7)	(183.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(294.8)	(132.2)	(287.3)
Payments on long-term obligations	(29.7)	(23.7)	(20.6)
Proceeds from stock option exercises	0.1	1.3	2.5
Cash paid for tax withholdings and other	(3.8)	(4.4)	(1.8)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	775.0	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	—	250.0	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	—	250.0	—
Cash used to repurchase 9 1/8% Senior Notes	(336.3)	(244.3)	—
Cash used to repurchase 8 5/8% Senior Notes	(428.0)	—	—
Payment of debt acquisition costs	(14.9)	(13.5)	—
Excess tax benefits from share-based payment arrangements	—	—	0.5
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(332.4)	83.2	(306.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(133.8)	171.4	(143.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	280.9	109.5	253.0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$147.1	$280.9	$109.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$69.0	$116.6	$46.7
Cash paid for interest	$141.2	$139.4	$141.7
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$5.9	$95.2	$0.8
Investment in AC JV, LLC	$—	$8.3	$—
Increase in property and equipment and other from amended lease financing arrangements	$14.2	$—	$—
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2015, December 26, 2013 and December 27, 2012

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

Regal operates the largest theatre circuit in the United States, consisting of 7,367 screens in 574 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of January 1, 2015. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. On August 27, 2014, the Company's Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015. Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

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

On October 27, 2014, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value, which included a potential sale of the Company. On January 15, 2015, the Company announced that its Board of Directors, in the course of its examination of strategic alternatives and with the advice of Morgan Stanley & Co. LLC after a thorough market review, has determined that a sale of the Company would not be in the best interest of its shareholders at such time. The Company's Board of Directors, consistent with its fiduciary duties, remains committed to evaluating any alternatives that would enhance shareholder value.

Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current year.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

The Company maintains a deferred revenue balance pertaining to cash received from the sale of discount tickets and gift cards that have not been redeemed. The Company recognizes revenue associated with discount tickets and gift cards when redeemed, or when the likelihood of redemption becomes remote. The determination of the likelihood of redemption is based on an analysis of historical redemption trends. Amortization of deferred revenue related to the amount we received for agreeing to the existing National CineMedia exhibitor services agreement modification and amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement are described below in this Note 2 under "Deferred Revenue" and in Note 4—"Investments."

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents. At January 1, 2015, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended January 1, 2015 and December 26, 2013, the Company capitalized approximately $21.7 million and $22.4 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

As of January 1, 2015 and December 26, 2013, included in property and equipment is $183.2 million and $171.0 million of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $87.4 million and $73.7 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

Triggering events identified resulted in the recording of impairment charges of $5.6 million, $9.5 million and $11.1 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill at January 1, 2015 and December 26, 2013 was approximately $320.4 million. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The Company's annual goodwill impairment assessments for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Intangible Assets

As of January 1, 2015 and December 26, 2013, intangible assets totaled $67.1 million before accumulated amortization of $13.2 million and $9.4 million, respectively. Intangible assets are recorded at fair value and are amortized on a straight-line

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

basis over the estimated remaining useful lives of the assets. In connection with the acquisition of Consolidated Theatres in fiscal 2008, the Company acquired identifiable intangible assets totaling $9.9 million, related to favorable leases with a weighted average amortization period of 13.1 years. During fiscal 2010, the Company acquired identifiable intangible assets totaling $14.4 million, related to favorable leases with a weighted average amortization period of 35 years, in connection with its acquisition of eight theatres acquired from AMC. During fiscal 2012, the Company acquired identifiable intangible assets totaling $8.1 million, related to favorable leases with a weighted average amortization period of 22 years, in connection with its acquisition of Great Escape Theatres (as described further under Note 3—"Acquisitions"). Finally, the Company acquired identifiable intangible assets totaling $34.4 million, related to favorable leases with a weighted average amortization period of 18 years, in connection with its acquisition of Hollywood Theaters during fiscal 2013 (see Note 3—"Acquisitions"). During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recognized $3.7 million, $3.3 million and $1.1 million of amortization, respectively, related to these intangible assets.

Estimated amortization expense for the next five fiscal years for such intangible assets as of January 1, 2015 is projected below (in millions):

2015	$3.9
2016	3.9
2017	3.7
2018	3.6
2019	3.5
During the year ended December 26, 2013, the Company recorded an impairment charge of approximately $1.5 million pertaining to certain favorable leases associated with the acquisition of Consolidated Theatres. The Company did not record an impairment of any intangible assets during the years ended January 1, 2015 and December 27, 2012.

Debt Acquisition Costs

Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of January 1, 2015 and December 26, 2013 were approximately $45.1 million and $45.3 million, before accumulated amortization of $17.1 million and $19.2 million, respectively.

Investments

The Company accounts for its investments in non-consolidated subsidiaries using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" in its consolidated balance sheets. The Company records equity in earnings and losses of these entities in its consolidated statements of income. As of January 1, 2015, the Company holds a 20.1% interest in National CineMedia, LLC ("National CineMedia" or "NCM"), a 46.7% interest in Digital Cinema Implementation Partners, LLC, a 50% interest in Open Road Films, a 32% interest in AC JV, LLC and a 14.6% interest in Digital Cinema Distribution Coalition (each as described further under Note 4—"Investments"). In addition, the Company holds an investment in available-for-sale equity securities of RealD, Inc., an entity specializing in the licensing of 3D technologies. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The carrying value of the Company's investment in these entities as of January 1, 2015 was approximately $288.2 million.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

There was no impairment of the Company's investments during the years ended January 1, 2015, December 26, 2013 and December 27, 2012.

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

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing National CineMedia exhibitor services agreement ("ESA") modification and amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement described in Note 4

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

—"Investments," cash received from the sale of discount tickets and gift cards, amounts received in connection with vendor marketing programs, and the amount we received related to the sale of our equity interest in Fandango. Deferred revenue related to gift cards and discount ticket sales and vendor marketing programs are recognized as revenue as described above in this Note 2 under "Revenue Recognition." The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of January 1, 2015 and December 26, 2013, approximately $428.5 million and $432.2 million of deferred revenue, respectively, related to the ESA was recorded as components of current and non-current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company's theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the costs of these awards have not been significant to the Company's consolidated financial statements.

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

Under ASC Subtopic 718-10, the Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies that could be recognized subsequent to the adoption of ASC Subtopic 718-10.

Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

expenses during the reporting period. Significant estimates include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and purchase accounting. Actual results could differ from those estimates.

Segments

As of January 1, 2015, December 26, 2013 and December 27, 2012, the Company managed its business under one reportable segment: theatre exhibition operations.

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

Comprehensive Income

Total comprehensive income for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $106.1 million, $159.5 million and $147.0 million, respectively. Total comprehensive income consists of net income and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangement, the change in fair value of available for sale equity securities (including other-than-temporary impairments), the reclassification adjustment for gain on sale of available for sale securities recognized in net income and the change in fair value of equity method investee interest rate swap transactions during each of the years ended January 1, 2015, December 26, 2013 and December 27, 2012. The Company's interest rate swap arrangements and available for sale equity securities are further described in Note 5—"Debt Obligations" and Note 13—"Fair Value of Financial Instruments."

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

The following is a summary of the final allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

Current assets	$8.7
Property and equipment	143.2
Favorable leases and other intangible assets	35.6
Goodwill	46.4
Deferred income tax asset	35.8
Other assets	0.2
Current liabilities	(14.2)
Lease financing obligations	(40.4)
Capital lease obligations	(7.5)
Unfavorable leases	(10.7)
Other liabilities	(2.7)
Total purchase price	$194.4

The transaction included the assumption of lease financing obligations associated with 14 acquired theatres and various capital lease obligations, which are presented in the Company's consolidated balance sheets. Such obligations have a weighted average interest rate of approximately 10.7% and mature in various installments through December 2030. In addition, the transaction included the acquisition of favorable leases (approximately $34.4 million) and unfavorable leases (approximately $10.7 million), which are presented in the Company's consolidated balance sheet as a component of "Intangible Assets, net" and "Other Non-Current Liabilities," respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately 18 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is not deductible for tax purposes.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

respectively. The weighted average amortization period for the favorable leases and the unfavorable leases are approximately 22 years and 15 years, respectively. Goodwill represents the excess purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.

4. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia. National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark.

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

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years, provided National CineMedia with a 5-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.0756 payment per patron which will increase by 8% every 5 years and starting at the end of fiscal 2011, a fixed $800 payment per digital screen each year, which will increase by 5% annually starting at the end of fiscal 2007 (or $1,126 for fiscal 2014) and an additional payment per digital screen of $579 for fiscal 2014. The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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
January 1, 2015, December 26, 2013 and December 27, 2012

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

The Common Unit Adjustment Agreement provides that transfers of common units are permitted solely between the joint venture partners and National CineMedia. There are no transfers of units among the joint venture partners. In addition, there are no circumstances under which common units would be surrendered by the Company to National CineMedia in the event of an acquisition by one of the joint venture partners. However, adjustments to the common units owned by one of the joint venture partners will result in an adjustment to the Company's equity ownership interest percentage in National CineMedia.

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

As described further below, subsequent to the IPO and through January 1, 2015, the Company received from National CineMedia approximately 11.2 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in Regal's proportionate share of tax basis in NCM Inc.'s tangible and intangible assets. On the IPO date, NCM, Inc., the Company, AMC and Cinemark entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to us, AMC and Cinemark in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $12.0 million from NCM, Inc. during the year ended January 1, 2015 with respect to NCM, Inc.'s 2012 and 2013 taxable years. The Company received payments of $4.6 million from NCM, Inc. during the year ended December 26, 2013 with respect to NCM, Inc.'s 2010, 2011 and 2012 taxable years. Finally, during the year ended December 27, 2012, the Company received payments of $8.5 million with respect to NCM, Inc.'s 2010 and 2011 taxable years.

The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company's consolidated financial statements as of and for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues	Gain on sale of NCM, Inc. common stock
Balance as of and for the period ended December 29, 2011	$76.8	$(349.5)	$47.8	$(37.9)	$(14.7)	$—
Receipt of additional common units(1)	0.8	(0.8)	—	—	—	—
Receipt of excess cash distributions(2)	(6.0)	—	30.0	(24.0)	—	—
Receipt under tax receivable agreement(2)	(1.7)	—	8.5	(6.8)	—	—
Revenues earned under ESA(3)	—	—	11.0	—	(11.0)	—
Amortization of deferred revenue(4)	—	6.0	—	—	(6.0)	—
Equity income attributable to additional common units(5)	4.1	—	—	(4.1)	—	—
Change in interest loss	(0.1)	—	—	0.1	—	—
Balance as of and for the period ended December 27, 2012	$73.9	$(344.3)	$49.5	$(34.8)	$(17.0)	$—
Receipt of additional common units(1)	33.8	(33.8)	—	—	—	—
Receipt of common units due to extraordinary common unit adjustment(1)	61.4	(61.4)	—	—	—	—
Receipt of excess cash distributions(2)	(9.1)	—	35.4	(26.3)	—	—
Receipt under tax receivable agreement(2)	(0.9)	—	4.6	(3.7)	—	—
Revenues earned under ESA(3)	—	—	12.6	—	(12.6)	—
Amortization of deferred revenue(4)	—	7.3	—	—	(7.3)	—
Equity income attributable to additional common units(5)	7.5	—	—	(7.5)	—	—
Redemption/sale of NCM stock(6)	(10.0)	—	40.9	—	—	(30.9)
Deferred gain on AC JV, LLC transaction(7)	1.9	—	—	—	—	—
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$93.5	$(37.5)	$(19.9)	$(30.9)
Receipt of additional common units(1)	5.9	(5.9)	—	—	—	—
Receipt of excess cash distributions(2)	(10.2)	—	27.1	(16.9)	—	—
Receipt under tax receivable agreement(2)	(3.9)	—	12.0	(8.1)	—	—
Revenues earned under ESA(3)	—	—	14.2	—	(14.2)	—
Amortization of deferred revenue(4)	—	9.6	—	—	(9.6)	—
Equity income attributable to additional common units(5)	7.1	—	—	(7.1)	—	—
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$53.3	$(32.1)	$(23.8)	$—
_______________________________________________________________________________

(1)
On March 13, 2014, March 14, 2013, and March 15, 2012, we received from National CineMedia approximately 0.4 million, 2.2 million and 0.1 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on November 19, 2013, we received from National CineMedia approximately 3.4 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Hollywood Theaters. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were issued. As a result of these adjustments, the Company recorded increases to its investment in National CineMedia (along with corresponding increases to deferred revenue) of $5.9 million, $95.2 million and $0.8 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

National CineMedia following the units of revenue method as described in (4) below. These transactions, together with the transaction described in (6) below, caused a proportionate net increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 25.8 million common units. As a result, on a fully diluted basis, we own a 20.1% interest in NCM, Inc. as of January 1, 2015.

(2)
During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company received $39.1 million, $40.0 million, $38.5 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $12.0 million, $4.6 million, and $8.5 million received under the tax receivable agreement). Approximately $14.1 million, $10.0 million and $7.7 million of these cash distributions received during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $14.2 million, $12.6 million and $11.0 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $14.0 million, $15.5 million and $14.8 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively) for on-screen advertising time provided to our beverage concessionaire and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

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

(6)
During the year ended December 26, 2013, the Company redeemed 2.3 million of its National CineMedia common units for a like number of shares of NCM, Inc. common stock, which the Company sold in an underwritten public offering (including underwriter over-allotments) for $17.79 per share, reducing our investment in National CineMedia by approximately $10.0 million, the average carrying amount of the shares sold. The Company received approximately $40.9 million in proceeds, resulting in a gain on sale of approximately $30.9 million. We accounted for this transaction as a proportionate decrease in the Company's Initial Investment Tranche and Additional Investments Tranche and decreased our ownership share in National CineMedia.

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

As of January 1, 2015, approximately $2.7 million and $1.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 26, 2013, approximately $4.1 million and $2.0 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended January 1, 2015. Summarized consolidated statements of income information for National CineMedia for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 is as follows (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Revenues	$462.8	$448.8	$435.4
Income from operations	202.0	191.8	193.7
Net income	162.9	101.0	134.5

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

Summarized consolidated balance sheet information for National CineMedia as of December 26, 2013 and December 27, 2012 is as follows (in millions):

	December 26, 2013	December 27, 2012
Current assets	$141.6	$112.1
Noncurrent assets	557.6	325.3
Total assets	699.2	437.4
Current liabilities	122.4	82.6
Noncurrent liabilities	876.0	879.0
Total liabilities	998.4	961.6
Members' deficit	(299.2)	(524.2)
Liabilities and members' deficit	699.2	437.4
On May 5, 2014, NCM, Inc. announced that it had entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share).  Consummation of the transaction is subject to antitrust clearance and other customary closing conditions as discussed further in Note 8—"Litigation and Contingencies."

Investment in Digital Cinema Implementation Partners

On February 12, 2007, we, along with AMC and Cinemark formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"). Regal holds a 46.7% economic interest in DCIP as of January 1, 2015 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. The changes in the carrying amount of our investment in DCIP for the years ended January 1, 2015, December 26, 2013, and December 27, 2012 are as follows (in millions):

Balance as of December 29, 2011	$48.3
Equity contributions	7.4
Equity in earnings of DCIP(1)	17.1
Balance as of December 27, 2012	72.8
Equity contributions	3.5
Equity in earnings of DCIP(1)	22.9
Change in fair value of equity method investee interest rate swap transactions	2.4
Balance as of December 26, 2013	101.6
Equity contributions	3.6
Equity in earnings of DCIP(1)	28.6
Receipt of cash distribution(2)	(6.3)
Change in fair value of equity method investee interest rate swap transactions	(1.2)
Balance as of January 1, 2015	$126.3
_______________________________________________________________________________

(1)
For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded earnings of $28.6 million, $22.9 million, and $17.1 million, respectively, representing its share of the net income of DCIP. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.

(2)	For the year ended January 1, 2015, the Company received $6.3 million in cash distributions from DCIP as a return on its investment.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 24, 2014 with the Securities and Exchange Commission (File No. 1-31315) for the fiscal year ended December 26, 2013.

DCIP incurred a loss on debt extinguishment of approximately $6.0 million as a result of the debt repayment and Regal recorded its pro rata share of such loss (approximately $2.8 million) during the quarter ended June 26, 2014 as a reduction of equity in earnings of DCIP. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of January 1, 2015, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 minimum rental to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended January 1, 2015, December 26, 2013, and December 27, 2012, the Company incurred total rent expense of approximately $7.7 million, $14.5 million, and $12.8 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized consolidated statements of operations information for DCIP for the years ended December 31, 2014 and 2013 is as follows (in millions):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net revenues	$170.7	$182.7
Income from operations	102.0	116.2
Net income	61.3	49.0

Summarized consolidated balance sheet information for DCIP as of December 31, 2014 and 2013 is as follows (in millions):

	December 31, 2014	December 31, 2013
Current assets	$53.2	$140.4
Noncurrent assets	1,044.4	1,124.5
Total assets	1,097.6	1,264.9
Current liabilities	24.0	34.9
Noncurrent liabilities	821.3	1,028.2
Total liabilities	845.3	1,063.1
Members' equity	252.3	201.8
Liabilities and members' equity	1,097.6	1,264.9

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of January 1, 2015 and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through January 1, 2015 continued to be in excess of the Company's initial $30.0 million commitment by approximately $5.0 million.

The Company's investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the consolidated balance sheets. The change in the carrying amount of our investment in Open Road Films for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 are as follows (in millions):

Balance as of December 29, 2011	$5.2
Equity in loss attributable to Open Road Films(1)	(15.2)
Balance as of December 27, 2012	(10.0)
Equity in earnings attributable to Open Road Films(1)	2.9
Balance as of December 26, 2013	(7.1)
Equity in loss attributable to Open Road Films(1)	(2.9)
Balance as of January 1, 2015	$(10.0)
_______________________________________________________________________________

(1)	Represents the Company's recorded share of the net income (loss) of Open Road Films. Such amount is presented as a component of "Other, net" in the accompanying consolidated statements of income.

Summarized consolidated statements of operations information for Open Road Films for the years ended December 31, 2014 and 2013 is as follows (in millions):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$175.4	$140.4
Income (loss) from operations	(13.1)	12.3
Net income (loss)	(15.2)	9.7

Summarized consolidated balance sheet information for Open Road Films as of December 31, 2014 and 2013 is as follows (in millions):

	December 31, 2014	December 31, 2013
Current assets	$44.5	$60.4
Noncurrent assets	12.3	10.4
Total assets	56.8	70.8
Current liabilities	64.1	69.5
Noncurrent liabilities	22.6	16.0
Total liabilities	86.7	85.5
Members' deficit	(29.9)	(14.7)
Liabilities and members' deficit	56.8	70.8

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

During the year ended December 26, 2013, the Company sold 0.4 million shares of RealD, Inc. as described further in Note 13—"Fair Value of Financial Instruments." In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. In addition, during the year ended January 1, 2015, the Company sold 0.5 million shares of RealD, Inc. as described further in Note 13—"Fair Value of Financial Instruments." In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million. Such gains are presented as a component of “Other, net” in the accompanying consolidated statements of income. See Note 13—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets." The carrying value of the Company's investment in RealD, Inc. as of January 1, 2015 was approximately $3.8 million.

Investment in AC JV, LLC

On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The carrying value of the Company's investment in AC JV was approximately $8.1 million as of January 1, 2015.

Investment in Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of January 1, 2015. The carrying value of the Company's investment in DCDC was approximately $2.5 million as of January 1, 2015.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

5. DEBT OBLIGATIONS

Debt obligations at January 1, 2015 and December 26, 2013 consist of the following (in millions):

	January 1, 2015	December 26, 2013
Regal Cinemas Amended Senior Credit Facility	$965.8	$978.3
Regal 5 3/4% Senior Notes Due 2022	775.0	—
Regal 9 1/8% Senior Notes, including premium	—	315.4
Regal Cinemas 8 5/8% Senior Notes, net of debt discount	—	394.6
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.24% as of January 1, 2015 maturing in various installments through November 2028	94.5	91.0
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	13.1	16.0
Other	11.8	15.4
Total debt obligations	2,360.2	2,310.7
Less current portion	26.6	29.8
Total debt obligations, less current portion	$2,333.6	$2,280.9
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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

As of January 1, 2015 and December 26, 2013, borrowings of $965.8 million and $978.3 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.23% (as of January 1, 2015) and 3.18% (as of December 26, 2013), after the impact of the interest rate swaps described below is taken into account.

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The net proceeds from the offering were approximately $760.1 million, after deducting underwriting discounts and offering expenses. Regal used a portion of the net proceeds from the offering to purchase approximately $222.3 million aggregate principal amount of its outstanding 9 1/8% Senior Notes for an aggregate purchase price of approximately $240.5 million pursuant to a cash tender offer for such notes as described below, and $355.8 million aggregate principal amount of Regal Cinemas' outstanding 8 5/8% Senior Notes for an aggregate purchase price of approximately $381.0 million pursuant to a cash tender offer for such notes as described further below. Also on March 11, 2014, the Company and Regal Cinemas each announced their intention to redeem all 9 1/8% Senior Notes and 8 5/8% Senior Notes that remained outstanding following the consummation of the tender offers at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest payable thereon up to, but not including, the redemption date, in accordance with the terms of the indentures governing the 9 1/8% Senior Notes and 8 5/8% Senior Notes.  As discussed further below, on April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from the 5 3/4% Senior Notes Due 2022 and available cash on hand.

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

Regal 9 1/8% Senior Notes—During fiscal 2010 and 2011, Regal issued $525.0 million in aggregate principal amount of the Company’s 9 1/8% Senior Notes (the "9 1/8% Senior Notes").

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

In connection with the issuance of the 5 3/4% Senior Notes Due 2022 described above, on February 25, 2014, the Company commenced a tender offer to purchase for cash its 9 1/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 9 1/8% Senior Notes tendered was $1,081.97, including an early tender premium payment of $30.00 per $1,000 principal amount of 9 1/8% Senior Notes for those holders who properly tendered their 9 1/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offer, approximately $222.3 million aggregate principal amount of the 9 1/8% Senior Notes was purchased. Total additional consideration paid for the tender offer, including the early tender premium payment, was approximately $18.2 million. The tender offer was financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022 described above. As a result of the tender offer, the Company recorded a $17.8 million loss on extinguishment of debt during the year ended January 1, 2015.

On April 10, 2014, the Company redeemed all of the 9 1/8% Senior Notes remaining issued and outstanding as of such date (approximately $89.1 million aggregate principal amount) at a price equal to $1,074.97 for each $1,000 principal amount of 9 1/8% Senior Notes, plus accrued and unpaid interest of $13.94 per $1,000 principal amount of 9 1/8% Senior Notes. The aggregate amount paid to the holders of the 9 1/8% Senior Notes (including accrued interest of approximately $1.2 million) totaled approximately $97.0 million. As a result of the redemption, the Company recorded a $6.6 million loss on extinguishment of debt during the year ended January 1, 2015.

Regal Cinemas 8 5/8% Senior Notes—On July 15, 2009, Regal Cinemas issued $400.0 million in aggregate principal amount of its 8 5/8% Senior Notes due 2019 (the "8 5/8% Senior Notes") at a price equal to 97.561% of their face value in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act").

In connection with the issuance of the 5 3/4% Senior Notes Due 2022 described above, on February 25, 2014, the Company commenced a tender offer to purchase for cash the 8 5/8% Senior Notes. Total offer consideration for each $1,000 principal amount of 8 5/8% Senior Notes tendered was $1,070.73, including an early tender premium payment of $30.00 per $1,000 principal amount of 8 5/8% Senior Notes for those holders who properly tendered their 8 5/8% Senior Notes on or before March 10, 2014. Upon consummation of the tender offer, approximately $355.8 million aggregate principal amount of the 8 5/8% Senior Notes was purchased. Total additional consideration paid for the tender offer, including the early tender premium payment, was approximately $25.2 million. The tender offer was financed with a portion of the net proceeds from the issuance of the 5 3/4% Senior Notes Due 2022 described above. As a result of the tender offer, the Company recorded a $34.1 million loss on extinguishment of debt during the year ended January 1, 2015.

On April 10, 2014, Regal Cinemas redeemed all of the 8 5/8% Senior Notes remaining issued and outstanding as of such date (approximately $44.2 million aggregate principal amount) at a price equal to $1,064.12 for each $1,000 principal amount of 8 5/8% Senior Notes, plus accrued and unpaid interest of $20.36 per $1,000 principal amount of 8 5/8% Senior Notes. The aggregate amount paid to the holders of the 8 5/8% Senior Notes (including accrued interest of approximately $0.9 million) totaled approximately $47.9 million. As a result of the redemption, the Company recorded a $3.9 million loss on extinguishment of debt during the year ended January 1, 2015.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

Interest Rate Swaps

As of January 1, 2015, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (maturity dates ranging from June 30, 2015 through December 31, 2016), which require Regal Cinemas to pay interest at fixed rates ranging from 0.817% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $450.0 million of variable rate debt obligations at an effective rate of approximately 3.88% as of January 1, 2015.

Under the terms of the Company’s three effective interest rate swap agreements as of January 1, 2015 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and receives 1-month LIBOR on the next $150.0 million of borrowings under the Term Facility. In addition, the Company will receive 1-month LIBOR on the next $200.0 million of borrowings under the Term Facility once the remaining interest rate swap agreement becomes effective. With respect to the Company's three effective interest rate swap agreements as of January 1, 2015, the 3-month LIBOR rate and the 1-month LIBOR rate on each respective reset date determines the variable portion of the interest rate swaps for the following three-month and one-month periods, respectively. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of January 1, 2015:

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

As a result of certain lease extensions effected during the year ended January 1, 2015, the Company increased the carrying amount of its lease financing obligations by approximately $14.2 million (an amount equal to the present value of the revised lease payments at the date of the lease extensions), with a corresponding increase to the net carrying amount of property and equipment and other assets.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2015	$13.8	$3.4	$20.7	$37.9
2016	14.0	3.1	20.6	37.7
2017	947.0	2.9	20.7	970.6
2018	1.4	0.9	20.9	23.2
2019	1.4	0.9	18.9	21.2
Thereafter	1,275.0	10.8	37.1	1,322.9
Less: interest on capital leases and lease financing arrangements	—	(8.9)	(44.4)	(53.3)
Totals	$2,252.6	$13.1	$94.5	$2,360.2

Covenant Compliance—As of January 1, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

6. LEASES

The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2015, are summarized for the following fiscal years (in millions):

2015	$425.2
2016	405.3
2017	379.5
2018	351.4
2019	287.8
Thereafter	1,147.8
Total	$2,997.0
Rent expense under such operating leases amounted to $423.4 million, $413.6 million and $384.4 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Contingent rent expense was $23.7 million, $23.7 million and $21.8 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, United Artists Theatre Circuit, Inc. ("UATC") entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2015, 11 properties were subject to the sale leaseback transaction and approximately $7.7 million in principal amount of pass-through certificates were outstanding.

7. INCOME TAXES

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

The components of the provision for income taxes for income from operations are as follows (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Federal:
Current	$53.8	$98.7	$35.4
Deferred	4.4	(11.0)	44.5
Total Federal	58.2	87.7	79.9
State:
Current	13.0	20.1	1.7
Deferred	2.2	(0.8)	7.9
Total State	15.2	19.3	9.6
Total income tax provision	$73.4	$107.0	$89.5
During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, a current tax benefit of $1.6 million, $1.3 million and $1.3 million, respectively, was allocated directly to stockholders' equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Provision calculated at federal statutory income tax rate	$62.5	$92.6	$81.1
State and local income taxes, net of federal benefit	9.7	12.5	6.3
Other	1.2	1.9	2.1
Total income tax provision	$73.4	$107.0	$89.5

Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	January 1, 2015	December 26, 2013
Deferred tax assets:
Net operating loss carryforward	$59.3	$66.3
Excess of tax basis over book basis of fixed assets	13.1	—
Deferred revenue	177.4	175.0
Deferred rent	55.4	56.1
Other	16.3	17.2
Total deferred tax assets	321.5	314.6
Valuation allowance	(34.8)	(34.1)
Total deferred tax assets, net of valuation allowance	286.7	280.5
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	—	(3.6)
Excess of book basis over tax basis of intangible assets	(32.0)	(18.5)
Excess of book basis over tax basis of investments	(200.3)	(195.8)
Other	(11.8)	(13.5)
Total deferred tax liabilities	(244.1)	(231.4)
Net deferred tax asset	$42.6	$49.1

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

At January 1, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $119.1 million with expiration commencing in 2016. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hollywood Theaters. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hollywood Theaters may be impaired as a result of the "ownership change" limitations. The Company’s state net operating losses may be carried forward for various periods, between seven and 20 years, with the last expiring year being 2024. The Company also has net operating losses in U.S. territorial jurisdictions with expirations commencing in 2019.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $34.8 million and $34.1 million as of January 1, 2015 and December 26, 2013, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended January 1, 2015, the valuation allowance was increased by $0.6 million related to management's determination that it was more likely than not that certain state net operating losses created during the year ended January 1, 2015 would not be realized and was increased by $0.1 million related to management's determination that it was more likely than not that certain state net operating losses created in prior years would not be realized.

Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10. A reconciliation of the change in the amount of unrecognized tax benefits during the years ended January 1, 2015 and December 26, 2013 was as follows (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013
Beginning balance	$13.6	$13.6
Increase related to prior year tax positions	—	1.4
Increase related to current year tax positions	0.6	—
Lapse of statute of limitations	(0.6)	(1.4)
Ending balance	$13.6	$13.6

Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $0.4 million and $2.6 million within the next twelve months primarily due to the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

The total net unrecognized tax benefits that would affect the effective tax rate if recognized at January 1, 2015 and December 26, 2013 was $7.1 million. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at January 1, 2015 and December 26, 2013 was approximately $1.7 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2015 and December 26, 2013, the Company has accrued gross interest and penalties of approximately $2.0 million and $1.8 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $0.2 million, $0.0 million and $(2.0) million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal or, with limited exceptions, state examinations by tax authorities for years before 2010, and is not subject to U.S. Territory examinations by tax authorities for years before 2011. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

In May 2014, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2012 federal income tax return. In January 2015, the Company was notified that the IRS would examine its 2010 federal income tax return. As of the year ended January 1, 2015, the Company has not been notified of any items that are being disputed by the IRS for

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

either year under examination. Management believes that it has provided adequate provision for income taxes relative to the tax years under examination.

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

On June 17, 2014, Starlight Cinemas, Inc. (the "Plaintiff") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. The Plaintiff alleges, among other things, that Regal has adversely affected the Plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. The Plaintiff is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct.  Regal filed a motion to dismiss all claims.  The United States District Court for the Central District of California granted the motion on October 23, 2014. Plaintiff's subsequent attempts to file an amended complaint were struck and denied. On February 5, 2015, the Plaintiff filed a notice of appeal with the United States Court of Appeal for the Ninth Circuit. Management believes that the allegations and claims are without merit and intends to vigorously defend against the Plaintiff's claims if the Plaintiff pursues the case.

On July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $17.4 million, including interest. The Company recorded the refund by reducing "Other operating expenses" by approximately $16.8 million and "Interest expense, net" by approximately $0.6 million.

As discussed in Note 4—"Investments," on May 5, 2014, NCM, Inc. announced that it had entered into an agreement to acquire Screenvision, LLC for $375 million, consisting of cash and NCM, Inc. common stock.  Consummation of the transaction is subject to antitrust clearance and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. National CineMedia has indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bears a pro rata portion of this fee based upon their ownership percentage in National CineMedia. The Company holds an investment in National CineMedia of 20.1% as of January 1, 2015. As of January 1, 2015, National CineMedia did not have a liability recorded for this termination fee as it does not believe payment to be probable.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of January 1, 2015. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $10.6 million.

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

As of January 1, 2015, the Company's authorized capital stock consisted of:

•	500,000,000 shares of Class A common stock, par value $0.001 per share;

•	200,000,000 shares of Class B common stock, par value $0.001 per share; and

•	50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of January 1, 2015, 132,465,104 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of January 1, 2015, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of January 1, 2015. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

Preferred Stock

The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's Board of Directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of January 1, 2015, no shares of preferred stock are outstanding.

Share Repurchase Program

The Company made no repurchases of its outstanding Class A common stock under the program during the years ended January 1, 2015, December 26, 2013 and December 27, 2012.

Warrants

No warrants to acquire the Company's Class A or Class B common stock were outstanding as of January 1, 2015.

Dividends

Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.6 million in the aggregate, during the year ended January 1, 2015. In addition, on December 15, 2014, Regal paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $156.2 million. Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $132.2 million in the aggregate, during the year ended December 26, 2013. Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $131.8 million in the aggregate, during the year ended December 27, 2012. In addition, on November 29, 2012, Regal declared an extraordinary cash dividend of $1.00 per share on each outstanding share of its Class A and Class B common stock, or approximately $155.5 million in the aggregate. Stockholders of record at the close of business on December 11, 2012 were paid this dividend on December 27, 2012.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (the "Incentive Plan") for a total of 11,194,354 authorized shares, which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

Units" the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.

In connection with the extraordinary cash dividends paid through December 27, 2012 and pursuant to the antidilution adjustment terms of the Incentive Plan, the total number shares of Class A common stock authorized for issuance under the Incentive Plan was increased to 23,319,207 (after giving effect to the 2005 and 2012 amendments to the Incentive Plan). As of January 1, 2015, and after giving effect to the aforementioned antidilution adjustments and the amendments to the Incentive Plan, 4,620,331 shares remain available for future issuance under the Incentive Plan.

Stock Options

There were no stock options granted during the years ended January 1, 2015, December 26, 2013 and December 27, 2012. No compensation expense related to stock options was recorded during the years ended January 1, 2015, December 26, 2013 and December 27, 2012.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended January 1, 2015, the accompanying consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the year ended January 1, 2015. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period.

The following table represents stock option activity for the year ended January 1, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs.)
Outstanding options at beginning of year	3,900	$13.72	0.49
Granted during the year	—	—
Exercised during the year	(3,900)	13.72
Forfeited during the year	—	—
Outstanding options at end of year	—	$—	0.00
Exercisable options at end of year	—	$—	0.00
Total intrinsic value of options exercised was less than $0.1 million, $0.5 million and $2.2 million, for the years ended January 1, 2015, December 26, 2013, and December 27, 2012, respectively. As of January 1, 2015 and December 26, 2013, the Company had no nonvested stock options outstanding.

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

On various dates during the fiscal year ended December 27, 2012, 335,496 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 9, 2013, 297,866 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 8, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company's Class A common stock ranged from $12.30 to $13.42 per share on

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

the dates of the fiscal 2012 grants, was $14.19 per share on January 9, 2013, and was $19.08 on January 8, 2014. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company withheld approximately 194,675 shares, 290,119 shares and 140,775 shares, respectively, of restricted stock at an aggregate cost of approximately $3.8 million, $4.4 million and $1.8 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards. On January 12, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014. These awards fully vested on January 12, 2015, the one year anniversary of the calculation date. In addition, on January 13, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013. These awards fully vested on January 13, 2014, the one year anniversary of the calculation date. Finally, on January 14, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012. These awards fully vested on January 14, 2013, the one year anniversary of the calculation date.

During the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recognized approximately $4.1 million, $4.6 million and $4.6 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of January 1, 2015, we have unrecognized compensation expense of $4.1 million associated with restricted stock awards.

The following table represents the restricted stock activity for the years ended January 1, 2015, December 26, 2013 and December 27, 2012:

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Unvested at beginning of year:	927,261	1,175,830	950,318
Granted during the year	227,447	297,866	335,496
Vested during the year	(576,921)	(813,528)	(453,107)
Forfeited during the year	(23,172)	(6,626)	(17,366)
Conversion of performance shares during the year	330,750	273,719	360,489
Unvested at end of year	885,365	927,261	1,175,830
During the year ended January 1, 2015, the Company paid four cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.8 million. In addition, on December 15, 2014, Regal paid an extraordinary cash dividend of $1.00 on each share of outstanding restricted stock totaling approximately $0.9 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units. In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Under the Performance Agreement, which is described in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2014 proxy statement filed with the Commission on March 21, 2014, each performance share represents the right to receive

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

from 0% to 150% of the target numbers of shares of restricted Class A common stock. During the fiscal year ended December 27, 2012, 330,124 performance shares were granted under the Incentive plan at nominal cost to officers and key employees. In addition, on January 9, 2013, 293,961 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Finally, on January 8, 2014, 226,471 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The number of shares of restricted common stock earned are determined based on the attainment of specified performance goals by January 11, 2015 (the third anniversary of the grant date for the January 11, 2012 grant), June 25, 2015 (the third anniversary of the grant date for the June 25, 2012 grant), January 9, 2016 (the third anniversary of the grant date for the January 9, 2013 grant), and January 8, 2017 (the third anniversary of the grant date for the January 8, 2014 grant) as set forth in the Performance Agreement. All such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company's Class A common stock on the date of grant was $12.30 on January 11, 2012, $13.42 on June 25, 2012, $14.19 on January 9, 2013, and $19.08 on January 8, 2014, which approximates the respective grant date fair value of the awards. The Company assumed a forfeiture rate of 8% for such performance share awards.

As of the respective grant dates, the aggregate grant date fair value of performance share awards outstanding as of January 1, 2015 was determined to be $18.8 million, which includes related dividends on shares estimated to be earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected term of the awards of 4 years. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recognized approximately $5.4 million, $4.7 million and $5.7 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of January 1, 2015, we have unrecognized compensation expense of $5.4 million associated with performance share units. On January 12, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 12, 2014, threshold performance goals for these awards were satisfied, and therefore, all 330,750 outstanding performance shares were converted to restricted shares as of January 12, 2014. On January 13, 2013, 273,719 performance shares (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 13, 2013, threshold performance goals for these awards were satisfied, and therefore, all 273,719 outstanding performance shares were converted to restricted shares as of January 13, 2013. On January 14, 2012, 360,489 performance share awards (originally granted on January 14, 2009) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 14, 2012, threshold performance goals for these awards were satisfied, and therefore, all 360,489 outstanding performance shares were converted to restricted shares as of January 14, 2012.

The following table summarizes information about the Company's number of performance shares for the years ended January 1, 2015, December 26, 2013 and December 27, 2012:

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Unvested at beginning of year:	940,767	929,023	1,227,207
Granted (based on target) during the year	226,471	293,961	330,124
Cancelled/forfeited during the year	(23,561)	(8,498)	(267,819)
Conversion to restricted shares during the year	(330,750)	(273,719)	(360,489)
Unvested at end of year	812,927	940,767	929,023
In connection with the conversion of the above 330,750 performance shares, during the year ended January 1, 2015, the Company paid a cumulative cash dividend of $3.52 (representing the sum of all cash dividends paid from January 12, 2011 through January 12, 2014) on each performance share converted, totaling approximately $1.2 million. In connection with the conversion of the above 273,719 performance shares, during the year ended December 26, 2013, the Company paid a cumulative cash dividend of $4.80 (representing the sum of all cash dividends paid from January 13, 2010 through January 13, 2013) on each performance share converted, totaling approximately $1.3 million. In connection with the conversion of the above 360,489 performance shares, during the year ended December 27, 2012, the Company paid a cumulative cash dividend of $3.68 (representing the sum of all cash dividends paid from January 14, 2009 through January 14, 2012) on each performance share converted, totaling approximately $1.3 million. The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

10. RELATED PARTY TRANSACTIONS

During each of the years ended January 1, 2015, December 26, 2013 and December 27, 2012, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during each of the years ended January 1, 2015, December 26, 2013 and December 27, 2012, Regal Cinemas approximately $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the years ended January 1, 2015, December 26, 2013 and December 27, 2012, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

During each of the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 4—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $3.3 million, $3.1 million and $2.9 million to the 401k Plan in 2014, 2013 and 2012, respectively.

Union-Sponsored Plans

As of January 1, 2015, certain former theatre employees are covered by five insignificant union-sponsored multiemployer pension and health and welfare plans. Company contributions into those plans were determined in accordance with provisions of negotiated labor contracts and aggregated approximately $0.1 million, less than $0.1 million and approximately $0.1 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

During the year ended December 26, 2013, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 160, Greater Cleveland Moving Picture Projector Operator’s Pension Plan ("Local 160") (Employment Identification No. 51-6115679), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 160 during the year ended December 27, 2012. The Company has established an estimated withdrawal liability of approximately $0.7 million related to its remaining plans, including Local 160, as of January 1, 2015.

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
January 1, 2015, December 26, 2013 and December 27, 2012

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
January 1, 2015, December 26, 2013 and December 27, 2012

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended January 1, 2015		Year Ended December 26, 2013		Year Ended December 27, 2012
	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$89.5	$16.1	$133.6	$24.1	$120.4	$21.9
Denominator:
Weighted average common shares outstanding (in thousands)	131,578	23,709	131,117	23,709	130,465	23,709
Basic earnings per share	$0.68	$0.68	$1.02	$1.02	$0.92	$0.92
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$89.5	$16.1	$133.6	$24.1	$120.4	$21.9
Reallocation of earnings as a result of conversion of Class B to Class A shares	16.1	—	24.1	—	21.9	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	(0.1)	—	(0.2)
Allocation of earnings	$105.6	$16.1	$157.7	$24.0	$142.3	$21.7
Denominator:
Number of shares used in basic computation (in thousands)	131,578	23,709	131,117	23,709	130,465	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—
Stock options	—	—	2	—	23	—
Restricted stock and performance shares	1,023	—	895	—	793	—
Number of shares used in per share computations (in thousands)	156,310	23,709	155,723	23,709	154,990	23,709
Diluted earnings per share	$0.68	$0.68	$1.01	$1.01	$0.92	$0.92

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of January 1, 2015:

	Total Carrying Value at January 1, 2015	Fair Value Measurements at January 1, 2015 Using
		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available for sale(1)	$3.8	$3.8	$—	$—
Total assets at fair value	$3.8	$3.8	$—	$—
Liabilities:
Interest rate swaps(2)	$4.7	$—	$4.7	$—
Total liabilities at fair value	$4.7	$—	$4.7	$—
_______________________________________________________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.'s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy. The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During the quarter ended June 27, 2013, the Company sold 400,000 shares of RealD, Inc. common stock at prices ranging from $14.61 to $15.42 per share. In connection with the sale, the Company received approximately $5.9 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.6 million. During the year ended January 1, 2015, the Company sold a total of 500,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $12.47 per share. In connection with the sales, the Company received approximately $6.0 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $2.0 million. During the year ended January 1, 2015, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $3.2 million and a corresponding net increase to "Accumulated other comprehensive income, net" of $0.5 million, net of tax. The fair value of the remaining 322,780 RealD, Inc. common shares was $3.8 million, based on the publicly traded common stock price of RealD, Inc. as of January 1, 2015 of $11.80 per share.

(2)
The fair value of the Company's interest rate swaps described in Note 5—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company's interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of January 1, 2015, the aggregate fair value the Company's interest rate swaps was determined to be approximately $(4.7) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $0.1 million) and "Accrued expenses" (approximately $4.6 million) with a corresponding amount of $(2.9) million, net of tax, recorded to "Accumulated other comprehensive loss, net." As of December 26, 2013, the aggregate fair value of the Company's interest rate swaps was determined to be approximately $(6.6) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $1.6 million) and "Accrued expenses" (approximately $5.0 million) with a corresponding amount of $(4.0) million, net of tax, recorded to "Accumulated other comprehensive loss, net." These interest rate swaps exhibited no ineffectiveness during the years ended January 1, 2015, December 26, 2013 and December 27, 2012 and accordingly, the net gain on the swaps, net of tax, of $1.1 million, $2.3 million and $2.8 million, respectively, were reported as a component of other comprehensive income for the years ended January 1, 2015, December 26, 2013 and December 27, 2012.

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the years ended January 1, 2015, December 26, 2013 and December 27, 2012.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2015, December 26, 2013 and December 27, 2012

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $5.6 million, $9.5 million and $11.1 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres.

In addition, during the year ended December 26, 2013, the Company recorded an impairment charge of approximately $1.5 million pertaining to certain favorable leases associated with the acquisition of Consolidated Theatres. The Company did not record an impairment of any intangible assets during the years ended January 1, 2015 and December 26, 2013.

Finally, the Company did not record an impairment of any investments in non-consolidated subsidiaries accounted for under the equity method during the years ended January 1, 2015, December 26, 2013 or December 27, 2012.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of January 1, 2015 and December 26, 2013. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 53/4% Senior Notes Due 2022, the 53/4% Senior Notes Due 2025, and the 53/4% Senior Notes Due 2023 are estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of January 1, 2015 and, for the 91/8% Senior Notes, the 85/8% Senior Notes, the 53/4% Senior Notes Due 2025 and the 53/4% Senior Notes Due 2023, December 26, 2013.

The aggregate carrying values and fair values of long-term debt at January 1, 2015 and December 26, 2013 consist of the following:

	January 1, 2015	December 26, 2013
	(in millions)
Carrying value	$2,240.8	$2,188.3
Fair value	$2,147.6	$2,238.5

14. SUBSEQUENT EVENTS

Performance Share and Restricted Stock Activity

On January 11, 2015, 302,644 performance share awards (originally granted on January 11, 2012) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 11, 2015, threshold performance goals for these awards were satisfied, and therefore, all 302,644 outstanding performance shares were converted to restricted shares as of January 11, 2015. In connection with the conversion of the above 302,644 performance shares, the Company paid a cumulative cash dividend of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) on each performance share converted, totaling approximately $1.4 million.

On January 28, 2015, 234,177 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 28, 2018 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $20.99 per share.

Also on January 28, 2015, 228,116 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $20.99 per share.

Quarterly Dividend Declaration

On February 12, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 13, 2015, to stockholders of record on March 3, 2015.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION.

None.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class I Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 6, 2015 and to be filed with the Commission within 120 days after January 1, 2015.

Item 11.    EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Corporate Governance—Director Compensation during Fiscal 2014" and "Compensation Committee Report") to be held on May 6, 2015 and to be filed with the Commission within 120 days after January 1, 2015.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 6, 2015 and to be filed with the Commission within 120 days after January 1, 2015.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence") to be held on May 6, 2015 and to be filed with the Commission within 120 days after January 1, 2015.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Audit Committee Report—Independent Registered Public Accounting Firm" and "Audit Committee Report—Audit Committee Pre-Approval Policy") to be held on May 6, 2015 and to be filed with the Commission within 120 days after January 1, 2015.

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

REGAL ENTERTAINMENT GROUP
March 2, 2015	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	Chairman of the Board of Directors	March 2, 2015
Michael L. Campbell

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	March 2, 2015
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 2, 2015
Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	March 2, 2015
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 2, 2015
David Keyte

/s/ LEE M. THOMAS	Director	March 2, 2015
Lee M. Thomas

/s/ JACK TYRRELL	Director	March 2, 2015
Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	March 2, 2015
Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	March 2, 2015
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description

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
4.9
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.10
Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

4.10.1
First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.10.2
Second Supplemental Indenture, dated March 11, 2014, by and among Regal Entertainment Group, Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on March 12, 2014 and incorporated herein by reference)

4.11
Indenture, dated August 16, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 9.125% Senior Note due 2018 (included as Exhibit A to the Indenture) (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on August 18, 2010, and incorporated herein by reference)

4.11.1
First Supplemental Indenture, dated January 7, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 7, 2011, and incorporated herein by reference)

4.11.2
Second Supplemental Indenture, dated February 15, 2011, between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on February 15, 2011, and incorporated herein by reference)

4.11.3
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on March 12, 2014 and incorporated herein by reference)

4.12
Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.12.1
First Supplemental Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee, including the form of 5.750% Senior Note due 2025 (attached as Exhibit A to the Indenture) (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.12.2
Second Supplemental Indenture, dated June 13, 2013, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 13, 2013 and incorporated herein by reference)

4.12.3
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on March 11, 2014 and incorporated herein by reference)

10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

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

12.1		Ratio of Earnings to Fixed Charges

Exhibit Number	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended January 1, 2015, filed on March 2, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Deficit (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.