Form 10-K/A
period 2015-01-01
REGAL ENTERTAINMENT GROUP
filed 2015-03-25
CIK 1168696

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 26, 2014, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,699,960,104 (79,922,901 shares at a closing price per share of $21.27).

Shares of Class A common stock outstanding— 132,769,184 shares at March 18, 2015

Shares of Class B common stock outstanding—23,708,639 shares at March 18, 2015

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

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•              Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended January 1, 2015, including any amendments to those filings.

TABLE OF CONTENTS

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	4
SIGNATURES		39

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

(c)            Financial Statement Schedules: Financial Statements of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC as of January 1, 2015 and December 26, 2013, and the related statements of income, comprehensive income, members’ equity/ (deficit), and cash flows for the years ended January 1, 2015, December 26, 2013 and December 27, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of January 1, 2015 and December 26, 2013, and the results of its operations and its cash flows for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 9, 2015

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	January 1, 2015	December 26, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10.2	$13.3
Receivables, net of allowance of $4.3 and $5.7, respectively	116.5	120.4
Prepaid expenses	3.3	2.9
Prepaid administrative fees to managing member	0.7	0.8
Current portion of notes receivable- founding members	4.2	4.2
Total current assets	134.9	141.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $72.9 and $69.5, respectively	22.4	25.6
Intangible assets, net of accumulated amortization of $69.3 and $48.7, respectively	488.6	492.0
Debt issuance costs, net of accumulated amortization of $17.8 and $15.0, respectively	15.5	17.7
Long-term notes receivable, net of current portion - founding members	16.6	20.8
Other investments (including $1.3 and $1.1 with related parties, respectively)	2.5	1.1
Other assets	0.6	0.4
Total non-current assets	546.2	557.6
TOTAL ASSETS	$681.1	$699.2
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	34.9	30.1
Amounts due to managing member	23.6	24.6
Accrued expenses	19.0	19.4
Accrued payroll and related expenses	9.0	11.5
Accounts payable (including $1.0 and $0.8 to related party affiliates, respectively)	11.5	18.1
Deferred revenue	8.5	4.7
Current portion of long-term debt	—	14.0
Total current liabilities	106.5	122.4
NON-CURRENT LIABILITIES:
Long-term debt	892.0	876.0
Total non-current liabilities	892.0	876.0
Total liabilities	998.5	998.4
COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $1.6 and $11.6 million, respectively)	(317.4)	(299.2)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$681.1	$699.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
REVENUE:
Advertising (including revenue from founding members of $38.7, $41.6 and $39.9, respectively)	$394.0	$426.3	$409.5
Fathom Events	—	36.5	39.3
Total	394.0	462.8	448.8
OPERATING EXPENSES:
Advertising operating costs (including $3.7, $3.6 and $4.2 to related parties, respectively)	26.4	29.0	31.3
Fathom Events operating costs (including $0.0, $5.3 and $5.9 to founding members, respectively)	—	25.5	29.0
Network costs	18.3	18.7	18.9
Theatre access fees—founding members	70.6	69.4	64.5
Selling and marketing costs (including $0.9, $1.4 and $1.1 to founding members, respectively)	57.6	61.5	60.5
Administrative and other costs	19.3	20.1	20.3
Administrative fee—managing member	10.2	10.0	12.1
Depreciation and amortization	32.4	26.6	20.4
Total	234.8	260.8	257.0
OPERATING INCOME	159.2	202.0	191.8
NON-OPERATING EXPENSES:
Interest on borrowings	52.6	51.6	56.7
Interest income	(1.3)	(0.1)	—
Change in derivative fair value	—	—	(3.0)
Amortization of terminated derivatives	10.0	10.3	4.0
Impairment of investment	—	0.8	—
Loss on swap terminations	—	—	26.7
Gain on sale of Fathom Events to founding members	—	(25.4)	—
Other non-operating expense	0.8	1.2	5.8
Total	62.1	38.4	90.2
INCOME BEFORE INCOME TAXES	97.1	163.6	101.6
Income tax expense	0.8	0.7	0.6
NET INCOME	$96.3	$162.9	$101.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
NET INCOME, NET OF TAX OF $0.8, $0.7 AND $0.6, RESPECTIVELY	$96.3	$162.9	$101.0
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	10.0	10.3	4.0
Net unrealized gain on cash flow hedges	—	—	31.1
COMPREHENSIVE INCOME	$106.3	$173.2	$136.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 29, 2011	110,814,569	$(527.5)
Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive income	—	136.1
Share-based compensation expense/capitalized	—	4.3
Balance—December 27, 2012	112,017,835	$(524.2)
Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3
Balance—December 26, 2013	126,974,805	$(299.2)
Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7
Balance—January 1, 2015	128,294,505	$(317.4)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96.3	$162.9	$101.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.4	26.6	20.4
Non-cash share-based compensation	4.6	3.2	4.3
Net unrealized gain on hedging transactions	—	—	(3.0)
Impairment of investment	—	0.8	—
Amortization of terminated derivatives	10.0	10.3	4.0
Amortization of debt issuance costs	2.8	2.8	2.4
Equity in earnings of non-consolidated entities	(0.2)	—	—
Write-off of debt issuance costs and other non-operating items	—	1.2	5.9
Loss on swap terminations	—	—	26.7
Gain on sale of Fathom Events	—	(26.0)	—
Payment for swap terminations	—	—	(63.4)
Changes in operating assets and liabilities:
Receivables, net	2.7	(22.0)	(2.5)
Accounts payable and accrued expenses	(9.1)	6.9	3.5
Amounts due to founding members and managing member	0.8	3.5	(5.0)
Other, net	3.1	(1.7)	2.9
Net cash provided by operating activities	143.4	168.5	97.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.7)	(10.1)	(10.4)
Payment from founding members for intangible assets	—	—	0.2
Purchases of intangible assets from network affiliates	(3.0)	(8.9)	(7.2)
Proceeds from note receivable - founding members	4.2	—	—
Net cash used in investing activities	(7.5)	(19.0)	(17.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	138.0	59.0	546.0
Repayments of borrowings	(136.0)	(48.0)	(461.0)
Payment of debt issuance costs	(0.6)	(3.4)	(14.0)
Founding member integration payments	2.1	2.1	—
Distributions to founding members and managing member	(143.3)	(176.6)	(151.9)
Unit settlement for share-based compensation	0.8	20.3	2.3
Net cash used in financing activities	(139.0)	(146.6)	(78.6)
CHANGE IN CASH AND CASH EQUIVALENTS	(3.1)	2.9	1.2
CASH AND CASH EQUIVALENTS:
Beginning of period	13.3	10.4	9.2
End of period	$10.2	$13.3	$10.4

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS—(Continued)

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$221.6	$10.1
Accrued distributions to founding members and managing member	$60.6	$57.5	$40.7
Operating segment sold under notes receivable	$—	$25.0	$—
Increase in cost and equity method investments	$1.2	$0.3	$0.6
Write-off of property and equipment included in accrued expenses	$(0.4)	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.9	$49.3	$50.7
Cash paid for income taxes, net of refunds	$—	$0.1	$0.6

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides the Services to certain third-party theatre circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of January 1, 2015, the Company had 128,294,505 common membership units outstanding, of which 58,750,926 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark, and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014, which resulted in no adjustment and is subject to adjustment based upon Screenvision’s positive working capital at closing up to a maximum of $10 million. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the merger. The Commitment Letter and NCM LLC senior secured credit facility amendments expire on April 1, 2015. The Company is working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

As a result of the various related-party agreements discussed in Note 7—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

Significant Accounting Policies

Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2014 contained 53 weeks. Fiscal years 2013 and 2012 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
January 1, 2015	2014
December 26, 2013	2013
December 27, 2012	2012

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only reportable segment under the requirements of ASC 280 — Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 14—Segment Reporting.

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by the Company and other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event was held.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to necessary items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $1.3 million, $1.9 million and $3.0 million, respectively. Expense recorded from barter transactions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $1.2 million, $2.9 million and $1.3 million, respectively.

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

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs were not specifically allocated between the advertising business and the Fathom Events business (prior to the sale of Fathom Events).

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—As of January 1, 2015 and December 26, 2013, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company’s New York office.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of January 1, 2015 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	January 1, 2015	December 26, 2013
Trade accounts	$119.4	$124.5
Other	1.4	1.6
Less: Allowance for doubtful accounts	(4.3)	(5.7)
Total	$116.5	$120.4

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 — Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company’s inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2015 and December 26, 2013, the Company had a net book value of $9.5 million and $10.9 million, respectively, of capitalized software and website development costs. Approximately $6.5 million, $6.1 million and $4.1 million was recorded for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, in depreciation expense related to software and website development. For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded $1.7 million, $1.8 million and $0.8 million in research and development expense, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly. Available cash distributions are made quarterly.

Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly.

Income Taxes—NCM LLC is not a taxable entity for federal income tax purposes. Accordingly, NCM LLC does not directly pay federal income tax. NCM LLC’s taxable income or loss, which may vary substantially from the net income or loss reported in the Statements of Income, is includable in the federal income tax returns of each founding member and the managing member. NCM LLC is, however, a taxable entity under certain state jurisdictions. Further, in some state instances, NCM LLC may be required to remit composite withholding tax based on its results on behalf of its founding members and managing member.

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $15.5 million and $17.7 million in deferred financing costs as of January 1, 2015 and December 26, 2013, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Beginning balance	$17.7	$18.3	$12.6
Debt issuance payments	0.6	3.4	14.0
Amortization of debt issuance costs	(2.8)	(2.8)	(2.4)
Write-off of debt issuance costs	—	(1.2)	(5.9)
Ending balance	$15.5	$17.7	$18.3

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Other Investments—Other investments consisted of the following (in millions):

	As of
	January 1, 2015	December 26, 2013
Investment in AC JV, LLC (1)	$1.3	$1.1
Other investments (2)	1.2	—
Total	$2.5	$1.1

(1)         Refer to Note 7—Related Party Transactions.

(2)         During 2014, the Company received equity securities in some privately held companies as consideration for advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence of these companies’ operating or financial activities.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.8 million and $0.0 million. The impairment charge during 2013 wrote the investment to a remaining fair value of $0.0 million.

Share-Based Compensation—In 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units. In 2013 and 2014, NCM, Inc. only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation — Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 9— Share-Based Compensation for more information.

Fair Value Measurements—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. In 2012, NCM LLC utilized certain interest rate swaps to manage these risks. In accordance with ASC 815 — Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that was designated as a cash flow hedge was recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as, any change in the fair value of a derivative that is not designated as a hedge, was recorded immediately in the Statements of Income. For more information, refer to Note 13—Derivative Instruments and Hedging Activities.

Recent Accounting Pronouncements

In March 2014, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 13-D, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“EITF 13-D”). Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for the Company during its first quarter of 2016, with early adoption permitted. The adoption of this standard is not anticipated to have a material impact on the Company’s audited financial statements or notes thereto.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the audited financial statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”). The amendments in ASU 2014-17 provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in ASU 2014-17 were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have any impact on the audited financial statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

2. DIVESTITURE

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, the Company received a total of $25.0 million in promissory notes from the founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, the Company formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of the Company’s retained 4% interest in AC JV, LLC. The fair value of the Company’s retained noncontrolling investment of $1.1 million was determined by applying the Company’s ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

Future minimum principal payments under the notes receivable as of January 1, 2015 are approximately as follows (in millions):

Year	Minimum Principal Payments
2015	$4.2
2016	4.2
2017	4.2
2018	4.1
2019	4.1
Total	$20.8

On December 26, 2013, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, the Company entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, the Company entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that the Company will assist with event sponsorship sales in return for a share of the sponsorship revenue. The Company has also agreed to provide creative and media production services for a fee. For more information, refer to Note 7—Related Party Transactions.

Due to the Company’s continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 7—Related Party Transactions for further discussion of the investment.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	January 1, 2015	December 26, 2013
Equipment, computer hardware and software	$89.4	$90.2
Leasehold improvements	3.6	3.6
Less: Accumulated depreciation	(72.9)	(69.5)
Subtotal	20.1	24.3
Construction in progress	2.3	1.3
Total property and equipment	$22.4	$25.6

For the years ended January 1, 2015, December 26, 2013, and December 27, 2012, the Company recorded depreciation expense of $11.1 million, $10.4 million, and $8.7 million, respectively.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10 — Intangibles — Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

are issued to a founding member for theatres under an existing on-screen consulting agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

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

The following is a summary of the Company’s intangible assets (in millions):

	As of December 26, 2013	Additions (1)	Amortization	Integration Payments (3)	As of January 1, 2015
Gross carrying amount	$540.7	$19.4	$—	$(2.2)	$557.9
Accumulated amortization	(48.7)	—	(20.6)	—	(69.3)
Total intangible assets, net	$492.0	$19.4	$(20.6)	$(2.2)	$488.6

	As of December 27, 2012	Additions (2)	Amortization	Integration Payments (3)	As of December 26, 2013
Gross carrying amount	$312.8	$230.7	$—	$(2.8)	$540.7
Accumulated amortization	(32.5)	—	(16.2)	—	(48.7)
Total intangible assets, net	$280.3	$230.7	$(16.2)	$(2.8)	$492.0

(1)         During the first quarter of 2014, the Company issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. The Company recorded a net intangible asset of $16.4 million in the first quarter of 2014 as a result of the Common Unit Adjustment.

During 2014, the Company purchased intangible assets for $3.0 million associated with network affiliate agreements.

(2)         During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2012. The Company recorded a net intangible asset of $69.0 million in the first quarter of 2013 as a result of the common unit adjustment.

In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas and one other newly built theatre. NCM LLC recorded a net intangible asset of approximately $91.2 million for this Common Unit Adjustment.

In November 2013, NCM LLC issued 3,372,241 common membership units to Regal for attendees added in connection with Regal’s acquisition of Hollywood Theatres and three other newly built theatres. NCM LLC recorded a net intangible asset of approximately $61.6 million for this Common Unit Adjustment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

During 2013, the Company purchased intangible assets for $8.9 million associated with network affiliate agreements.

(3)         Rave had pre-existing advertising agreements for some of the theatres it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended January 1, 2015 and December 26, 2013, the Company recorded a reduction to net intangible assets of $2.2 million and $2.8 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended January 1, 2015 and December 26, 2013, the founding members paid $2.1 million and $2.1 million, respectively, in integration payments.

As of January 1, 2015 and December 26, 2013, the Company’s intangible assets related to the founding members, net of accumulated amortization was $458.3 million and $463.4 million, respectively with weighted average remaining lives of 22.2 years and 23.0 years as of January 1, 2015 and December 26, 2013, respectively.

As of January 1, 2015 and December 26, 2013, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.3 million and $28.6 million, respectively with weighted average remaining lives of 14.9 years and 15.8 years as of January 1, 2015 and December 26, 2013, respectively.

For the years ended January 1, 2015, December 26, 2013 and December 27, 2012 the Company recorded amortization expense of $20.6 million, $16.2 million and $11.7 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2015	$21.2
2016	$21.3
2017	$21.3
2018	$21.7
2019	$23.4

5. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of January 1, 2015	As of December 26, 2013
Make-good reserve	$2.0	$1.8
Accrued interest	12.6	12.7
Deferred rent	2.4	2.6
Other accrued expenses	2.0	2.3
Total accrued expenses	$19.0	$19.4

6. MEMBERS’ DEFICIT

NCM LLC’s founding members received all proceeds from NCM, Inc.’s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses. The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term. In conformity with

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members’ deficit.

7. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions— In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members. They include the following:

•                  ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the on-screen advertising of the FirstLook pre-show, use of the LEN and lobby promotions. Further, some advertising in the FirstLook pre-show is sold to the founding members to be used to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatre attendees for on-screen advertising and use of the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee.

•                 Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members based on increases or decreases in the number of screens operated by each founding member.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	January 1, 2015	December 26, 2013	December 27, 2012
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$38.4	$41.4	$39.7
Advertising inventory revenue (included in advertising revenue) (2)	0.3	0.2	0.2
Operating expenses:
Theatre access fee (3)	70.6	69.4	64.5
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	5.1	5.5
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs) (5)	—	0.2	0.4
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (6)	0.9	1.4	1.1
Purchase of movie tickets and concession products (included in advertising operating costs) (6)	—	0.2	—
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1
Administrative fee - managing member (7)	10.2	10.0	12.1
Non-operating expenses:
Gain on sale of Fathom Events (8)	—	25.4	—
Interest income from notes receivable (included in interest income) (8)	1.2	—	—

(1)         For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.

(2)         The value of such purchases is calculated by reference to the Company’s advertising rate card.

(3)         Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.

(4)         Prior to the sale of Fathom Events on December 26, 2013, these payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

(5)         Prior to the sale of Fathom Events on December 26, 2013, these were used primarily for marketing resale to Fathom Events customers.

(6)         Used primarily for marketing to the Company’s advertising clients.

(7)         Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(8)         Refer to discussion of Fathom sale in Note 2—Divestiture.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of
Included in the Balance Sheets:	January 1, 2015	December 26, 2013
Current portion of note receivable - founding members (1)	$4.2	$4.2
Long-term portion of note receivable - founding members (1)	16.6	20.8
Investment in AC JV, LLC (2)	1.3	1.1
Prepaid administrative fees to managing member (3)	0.7	0.8
Common unit adjustments and integration payments, net of amortization (included in intangible assets)	458.3	463.4

(1)         Refer to discussion of Fathom sale in Note 2—Divestiture.

(2)         The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC.

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

At the date of NCM, Inc.’s IPO, NCM LLC was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since NCM, Inc.’s IPO date and the Company owns those improvements, except for improvements that were developed jointly by NCM LLC and the founding members, if any.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 are as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
AMC	$21.9	$29.8	$23.1
Cinemark	28.0	36.9	24.2
Regal	29.5	37.1	29.5
Total founding members	79.4	103.8	76.8
NCM, Inc.	67.0	89.6	72.8
Total	$146.4	$193.4	$149.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The mandatory distributions of available cash by the Company to its founding members for the quarter ended January 1, 2015 of $32.9 million, is included in amounts due to founding members in the Balance Sheets as of January 1, 2015 and will be made in the first quarter of 2015. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended January 1, 2015 of $27.7 million is included in amounts due to managing member on the Balance Sheets as of January 1, 2015 and will be made in the first quarter of 2015.

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	0.8	1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9
Total	$9.3	$12.2	$13.4	$34.9

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.7	1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable to founding members	8.7	10.9	11.4	31.0
Total	$7.3	$10.9	$11.9	$30.1

Amounts due to/from managing member were comprised of the following (in millions):

	As of January 1, 2015	As of December 26, 2013
Distributions payable	$27.7	$26.5
Cost and other reimbursement	(4.1)	(1.9)
Total	$23.6	$24.6

Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.

AC JV, LLC Transactions— Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Years Ended
Included in the Statements of Income:	January 1, 2015	December 26, 2013
Transition services (included in network costs) (1)	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense)	0.2	—

(1)              In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

The following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	January 1, 2015	December 26, 2013	December 27, 2012
Starplex (1)	$3.5	$2.9	$3.2
Other	0.2	0.5	1.0
Total	$3.7	$3.4	$4.2

The following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	January 1, 2015	December 26, 2013
Starplex (1)	$0.9	$0.7
Other	0.1	0.1
Total	$1.0	$0.8

(1)              Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s former directors, who served on the board of directors during 2014.

Other Transactions—The Company has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the years ended January 1, 2015 and December 26, 2013, this company generated approximately $0.3 million and $0.6 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.6 million, respectively, of accounts receivable due from this company as of January 1, 2015 and December 26, 2013.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the year ended January 1, 2015, NCM LLC received approximately $0.7 million in revenue from AEG Live and as of January 1, 2015, had $0.4 million of accounts receivable from AEG Live.

NCM LLC provides on-screen advertising free of charge to a charity associated with the Anschutz Corporation. There were no amounts recorded in the audited financial statements during the years ended January 1, 2015 or December 26, 2013 for these services.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

8. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of January 1, 2015 and December 26, 2013 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	January 1, 2015	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$22.0	$20.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total	$892.0	$890.0
Less: current portion of long-term debt	—	(14.0)
Long-term debt, less current portion	$892.0	$876.0

(1)              The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of January 1, 2015, the Company’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The amendment also contains Conditional Amendments to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC common membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to NCM LLC does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked, unless extended. Refer to discussion of the NCM, Inc. Commitment letter below for further details. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of January 1, 2015, the Company’s total availability under the $135.0 million revolving credit facility was $113.0 million. The unused line fee is 0.50% per annum. Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of January 1, 2015 was 2.17%. On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest. The maturity date applicable to the remaining revolving credit facility principal is November 26, 2019.

Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of January 1, 2015 was 2.92%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2015, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members. As of January 1, 2015, the Company’s consolidated net senior secured leverage ratio was 3.4 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of January 1, 2015.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as the senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of January 1, 2015.

NCM, Inc. Commitment Letter—On July 2, 2014, in contemplation of the Merger with Screenvision, NCM, Inc. entered into the Commitment Letter with certain existing NCM LLC revolving credit facility lenders. Under the Commitment Letter, subject to certain conditions, the lenders committed to make a term loan in an

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

aggregate principal amount of $250 million to fund the Screenvision merger and related expenses. This term loan is expected to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the Merger. The term loan will mature on the second anniversary of the funding of the term loan. NCM, Inc. has the right to contribute the Screenvision assets and the $250 million loan to NCM LLC, at which point, the Conditional Amendments to the amended senior secured credit facility described above would become effective. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. The Commitment Letter and NCM LLC senior secured credit facility amendments expire on April 1, 2015. The Company is working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of January 1, 2015 are as follows (in millions):

Year	Amount
2015	$—
2016	—
2017	—
2018	—
2019	292.0
Thereafter	600.0
Total	$892.0

9. SHARE-BASED COMPENSATION

The NCM, Inc. 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), reserves 12,974,589 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 4,126,037 remain available for future grants as of January 1, 2015. The management services agreement provides that the Company may participate in the Equity Incentive Plan. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

Compensation Cost—The Company recognized $7.7 million, $5.9 million and $9.0 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, of share-based compensation expense and $0.1 million, $0.1 million and $0.2 million was capitalized during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee — managing member in the accompanying audited financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were approximately $4.6 million, $3.2 million and $4.3 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

No compensation expense was recorded for the 2012 non-vested restricted stock grants subject to performance conditions as the grants were not expected to vest due to the projected underperformance against the specified non-GAAP targets as of January 1, 2015. As of January 1, 2015, unrecognized compensation cost related to unvested options was approximately $0.1 million, which will be recognized over a weighted average remaining period of 0.5 years. As of January 1, 2015, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $12.5 million, which will be recognized over a weighted average remaining period of 1.9 years.

Stock Options—A summary of option award activity under the Equity Incentive Plan as of January 1, 2015, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 26, 2013	3,056,582	$17.02
Granted	—	—
Exercised	(57,499)	13.91
Forfeited	(92,831)	16.50
Expired	—	—
Antidilution adjustments made to outstanding options in connection with a special dividend (1)	98,589	16.49
Outstanding as of January 1, 2015	3,004,841	$16.53	5.7	$1.1
Exercisable as of January 1, 2015	2,839,945	$16.74	5.7	$0.8
Vested and expected to vest as of January 1, 2015	3,004,548	$16.53	5.7	$1.1

(1)              In connection with NCM, Inc.’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of the Company’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by NCM, Inc.’s employees were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options. The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares. There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

The weighted average grant date fair value of granted options was $4.08 per share for the year ended December 27, 2012. The intrinsic value of options exercised during the year was $0.2 million, $6.1 million and $1.4 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The total fair value of awards vested during the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $2.2 million, $4.9 million and $7.8 million, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended January 1, 2015, December 26, 2013 and December 27, 2012:

	Years Ended
	January 1, 2015		December 26, 2013		December 27, 2012
Expected term (in years)		(1)		(1)	6.0
Risk free interest rate		(1)		(1)	0.8%-1.1%
Expected volatility		(1)		(1)	53.2%-54.6%
Dividend yield		(1)		(1)	5.5%

(1)   The Company did not grant stock options during the years ended January 1, 2015 and December 26, 2013.

Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2012, 2013 and 2014 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

The weighted average grant date fair value of non-vested stock was $19.18, $15.17 and $13.23 for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The total fair value of awards vested was $3.6 million, $7.5 million and $6.9 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

As of January 1, 2015, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 1,166,813.

A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of January 1, 2015, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 26, 2013	2,074,866	$14.91
Granted	919,050	19.18
Vested	(257,390)	13.97
Forfeited	(580,530)	16.54
Non-vested balance as of January 1, 2015	2,155,996	$16.40

10. EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $1.0 million and $1.0 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

11. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

On November 3, 2014, the DOJ filed, in the U.S. district court for the Southern District of New York, the DOJ Action seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The DOJ claims that the proposed merger would eliminate competition in the market for pre-show services and eliminate competition between NCM, Inc. and Screenvision for advertisers. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. A merger termination payment is discussed below.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, was $2.2 million, $2.3 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of January 1, 2015 are as follows (in millions):

Year	Minimum Lease Payments
2015	$2.5
2016	2.6
2017	2.0
2018	1.7
2019	1.7
Thereafter	2.5
Total	$13.0

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. During October 2014, the Company offered to all of its network affiliates an extension of their existing agreements by five years, with the per-attendee guarantee and other terms remaining the same as those on the last year of their original term. None of these agreements have yet been signed. As of January 1, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $37.0 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to January 1, 2015. As of January 1, 2015, the Company had an inconsequential

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

amount of liabilities recorded for these obligations and as of December 26, 2013, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Merger Termination Payment—As described above, on May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision, and on November 3, 2014, the DOJ filed a lawsuit seeking to enjoin the proposed merger. If prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), certain conditions to the merger are not fulfilled, the merger is prohibited by law or a final non-appealable government order, or if NCM Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. The Company would indemnify NCM, Inc. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). As of January 1, 2015, the Company did not have a liability recorded for this termination fee. Further, NCM LLC would indemnify NCM, Inc. for the merger-related administrative costs incurred related to the merger (approximately $7.5 million as of January 1, 2015). As of January 1, 2015, the Company did not have a liability recorded for these fees.

12. FAIR VALUE MEASUREMENTS

Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—As described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

As of January 1, 2015 and December 26, 2013, the Company had other investments of $2.5 million and $1.1 million, respectively. The fair value of these investments has not been estimated as of January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of January 1, 2015, the Company had notes receivable totaling $20.8 million from its founding members related to the sale of Fathom Events, as described in Note 2 — Divestiture. These notes were valued using

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

comparative market multiples. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of January 1, 2015		As of December 26, 2013
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$257.9	$270.0	$269.5
Senior Unsecured Notes	200.0	210.8	200.0	220.4
Senior Secured Notes	400.0	400.8	400.0	414.0

(1)   The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loans. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loans are unhedged and as of January 1, 2015 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities.

During the year ended December 27, 2012, the Company paid breakage fees of $63.4 million which represented the settlement of the Company’s loss position on its interest rate swap agreements. The swaps were terminated with the Company in a loss position and therefore, the Company paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $63.4 million in payments by recording a loss on swap terminations of $26.7 million in the Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during the Company’s refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in AOCI of $26.7 million into earnings in accordance with ASC 815—Derivatives and Hedging (“ASC 815”). The remainder of the breakage fees, or $36.7 million, was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of January 1, 2015, there was approximately $1.6 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, which the Company estimates will be amortized to earnings in the first quarter of 2015.

During the years ended December 26, 2013 and December 27, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The effect of derivative instruments in cash flow hedge relationships on the audited financial statements for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

	Unrealized Gain Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012	January 1, 2015	December 26, 2013	December 27, 2012
Interest Rate Swaps	$10.0	$10.3	$26.0	$—	$—	$(9.1)

The effect of derivatives not designated as hedging instruments under ASC 815 on the audited financial statements for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	January 1, 2015	December 26, 2013	December 27, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$—	$(5.1)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	—	3.0
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(10.0)	(10.3)	(4.0)
Total		$(10.0)	$(10.3)	$(6.1)

The changes in AOCI by component for the year ended January 1, 2015 were as follows (in millions):

	Year Ended	Year Ended
	January 1, 2015	December 26, 2013	Income Statement Location
Balance at beginning of period	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	10.0	10.3	Amortization of terminated derivatives
Total amounts reclassified from AOCI	10.0	10.3
Net other comprehensive income	10.0	10.3
Balance at end of period	$(1.6)	$(11.6)

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

14. SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 92.1% and 91.2%, of revenue for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended January 1, 2015 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$394.0	$—	$—	$394.0
Operating costs	97.0	—	18.3	115.3
Selling and marketing costs	54.8	—	2.8	57.6
Administrative and other costs	2.8	—	26.7	29.5
Depreciation and amortization	—	—	32.4	32.4
Interest and other non-operating costs	—	—	62.1	62.1
Income (loss) before income taxes	$239.4	$—	$(142.3)	$97.1

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4
Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other non-operating costs	—	—	90.2	90.2
Income (loss) before income taxes	$257.2	$5.3	$(160.9)	$101.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The following is a summary of revenue by category (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
National advertising revenue	$258.8	$295.0	$288.7
Local and regional advertising revenue	96.8	89.9	81.1
Founding member advertising revenue from beverage concessionaire agreements	38.4	41.4	39.7
Fathom Consumer revenue (1)	—	34.4	34.2
Fathom Business revenue (1)	—	2.1	5.1
Total revenue	$394.0	$462.8	$448.8

(1)   Fathom Events was sold on December 26, 2013 as discussed in Note 7—Related Party Transactions.

15. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$5.7	$4.5	$4.3
Provision for bad debt	(0.1)	2.1	1.2
Write-offs, net	(1.3)	(0.9)	(1.0)
Balance at end of period	$4.3	$5.7	$4.5

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended January 1, 2015 and December 26, 2013 (in millions):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$70.2	$99.9	$100.8	$123.1
Operating expenses	57.4	57.9	58.1	61.4
Operating income	12.8	42.0	42.7	61.7
Net (loss) income	(2.8)	26.4	27.0	45.7

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82.2	$122.8	$135.1	$122.7
Operating expenses	60.6	64.8	67.7	67.7
Operating income	21.6	58.0	67.4	55.0
Net income (1)	5.6	41.1	51.8	64.4

(1)   During the fourth quarter of 2013, the Company recorded a gain of $25.4 million related to the sale of Fathom Events. Refer to Note 2—Divestiture.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 25, 2015	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer) and	March 25, 2015
Amy E. Miles	Chair of the Board of Directors

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal	March 25, 2015
David H. Ownby	Financial Officer and Principal Accounting Officer)

/s/ MICHAEL L. CAMPBELL	Director and Chairman Emeritus of the Board of Directors	March 25, 2015
Michael L. Campbell

/s/ THOMAS D. BELL, JR.	Director	March 25, 2015
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 25, 2015
Charles E. Brymer

/s/ STEPHEN A. KAPLAN	Director	March 25, 2015
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 25, 2015
David Keyte

/s/ LEE M. THOMAS	Director	March 25, 2015
Lee M. Thomas

/s/ JACK TYRRELL	Director	March 25, 2015
Jack Tyrrell

/s/ NESTOR R. WEIGAND, JR.	Director	March 25, 2015
Nestor R. Weigand, Jr.

/s/ ALEX YEMENIDJIAN	Director	March 25, 2015
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

99.1	Consent of National CineMedia, LLC

The Financial Statements of National CineMedia, LLC are filed under Item 15(c).