Form 10-Q
period 2015-03-31
REGAL ENTERTAINMENT GROUP
filed 2015-05-11
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

Class A Common Stock—132,768,764 shares outstanding at May 6, 2015

Class B Common Stock—23,708,639 shares outstanding at May 6, 2015

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172.4	$147.1
Trade and other receivables, net	48.9	126.0
Income tax receivable	—	9.6
Inventories	18.4	17.8
Prepaid expenses and other current assets	47.3	21.7
Assets held for sale	1.0	—
Deferred income tax asset	19.2	19.2
TOTAL CURRENT ASSETS	307.2	341.4
PROPERTY AND EQUIPMENT:
Land	138.1	138.7
Buildings and leasehold improvements	2,144.4	2,142.4
Equipment	1,024.2	1,011.3
Construction in progress	2.6	5.3
Total property and equipment	3,309.3	3,297.7
Accumulated depreciation and amortization	(1,880.5)	(1,838.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,428.8	1,458.9
GOODWILL	320.4	320.4
INTANGIBLE ASSETS, NET	53.0	53.9
DEFERRED INCOME TAX ASSET	28.8	23.4
OTHER NON-CURRENT ASSETS	346.2	341.5
TOTAL ASSETS	$2,484.4	$2,539.5
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$26.8	$26.6
Accounts payable	118.9	165.7
Accrued expenses	53.1	76.0
Deferred revenue	210.4	188.2
Interest payable	8.9	20.5
Income taxes payable	7.7	—
TOTAL CURRENT LIABILITIES	425.8	477.0
LONG-TERM DEBT, LESS CURRENT PORTION	2,235.0	2,238.8
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	83.3	83.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	10.5	11.0
NON-CURRENT DEFERRED REVENUE	423.9	418.0
OTHER NON-CURRENT LIABILITIES	217.4	208.2
TOTAL LIABILITIES	3,395.9	3,436.8
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,769,184 and 132,465,104 shares issued and outstanding at March 31, 2015 and January 1, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 31, 2015 and January 1, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(943.4)	(941.8)
Retained earnings	37.2	48.4
Accumulated other comprehensive loss, net	(2.8)	(1.5)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(908.9)	(894.8)
Noncontrolling interest	(2.6)	(2.5)
TOTAL DEFICIT	(911.5)	(897.3)
TOTAL LIABILITIES AND DEFICIT	$2,484.4	$2,539.5

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except share and per share data)

	Quarter Ended March 31, 2015	Quarter Ended March 27, 2014
REVENUES:
Admissions	$454.1	$489.6
Concessions	198.2	200.7
Other operating revenues	39.0	36.6
TOTAL REVENUES	691.3	726.9
OPERATING EXPENSES:
Film rental and advertising costs	234.3	255.0
Cost of concessions	26.0	26.3
Rent expense	103.7	104.6
Other operating expenses	202.2	201.1
General and administrative expenses (including share-based compensation of $1.7 and $1.9 for the quarters ended March 31, 2015 and March 27, 2014, respectively)	18.6	18.6
Depreciation and amortization	54.2	51.4
Net (gain) loss on disposal and impairment of operating assets and other	1.9	(0.4)
TOTAL OPERATING EXPENSES	640.9	656.6
INCOME FROM OPERATIONS	50.4	70.3
OTHER EXPENSE (INCOME):
Interest expense, net	30.0	34.3
Loss on extinguishment of debt	—	51.9
Earnings recognized from NCM	(8.8)	(13.3)
Other, net	(9.1)	(3.2)
TOTAL OTHER EXPENSE, NET	12.1	69.7
INCOME BEFORE INCOME TAXES	38.3	0.6
PROVISION FOR INCOME TAXES	15.3	1.9
NET INCOME (LOSS)	23.0	(1.3)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.1	0.1
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$23.1	$(1.2)
EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 8):
Basic	$0.15	$(0.01)
Diluted	$0.15	$(0.01)
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,677	155,283
Diluted	156,582	155,283
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Quarter Ended March 31, 2015	Quarter Ended March 27, 2014
NET INCOME (LOSS)	$23.0	$(1.3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(0.9)	0.3
Change in fair value of available for sale securities	0.2	0.9
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.1)
Change in fair value of equity method investee interest rate swap transactions	(0.6)	(0.2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1.3)	0.9
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAX	21.7	(0.4)
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	0.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$21.8	$(0.3)

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 31, 2015	Quarter Ended March 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23.0	$(1.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.2	51.4
Amortization of debt acquisition costs	1.2	1.2
Share-based compensation expense	1.7	1.9
Deferred income tax provision (benefit)	(3.2)	0.1
Net (gain) loss on disposal and impairment of operating assets and other	1.9	(0.4)
Equity in income of non-consolidated entities	(5.5)	(2.2)
Loss on extinguishment of debt	—	51.9
Gain on sale of available for sale securities	—	(0.6)
Non-cash rent expense (income)	(1.3)	1.1
Excess cash distribution on NCM shares	7.5	7.2
Landlord contributions	10.9	1.0
Changes in operating assets and liabilities:
Trade and other receivables	87.7	90.4
Inventories	(0.7)	1.3
Prepaid expenses and other assets	(25.4)	(2.1)
Accounts payable	(41.8)	(25.9)
Income taxes payable	7.6	(0.4)
Deferred revenue	19.2	5.4
Accrued expenses and other liabilities	(35.1)	(52.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	101.9	128.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.7)	(29.1)
Proceeds from disposition of assets	—	1.7
Investment in non-consolidated entities	(0.2)	—
Distributions to partnership	—	(0.1)
Proceeds from sale of available for sale securities	—	2.3
NET CASH USED IN INVESTING ACTIVITIES	(29.9)	(25.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(35.8)	(35.5)
Payments on long-term obligations	(6.7)	(7.2)
Cash paid for tax withholdings and other	(4.2)	(3.8)
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	—	775.0
Cash used to repurchase Regal 9 1/8% Senior Notes	—	(240.5)
Cash used to repurchase Regal 8 5/8% Senior Notes	—	(381.0)
Payment of debt acquisition costs	—	(14.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46.7)	92.6
NET INCREASE IN CASH AND CASH EQUIVALENTS	25.3	195.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147.1	280.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172.4	$476.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1.5	$2.6
Cash paid for interest	$40.6	$56.2
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.0	$5.9
Increase in property and equipment and other from amended lease financing arrangements	$2.0	$—
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND MARCH 27, 2014

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

Regal operates the largest theatre circuit in the United States, consisting of 7,334 screens in 570 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of March 31, 2015. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective for the Company's current fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. As a result, the quarters ended March 31, 2015 and March 27, 2014 were comprised of 89 and 91 fiscal days, respectively.

For a discussion of significant transactions that have occurred through January 1, 2015, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 2, 2015 with the Securities and Exchange Commission (the "Commission") (File No. 1-31315) for the fiscal year ended January 1, 2015 (the "2014 Audited Consolidated Financial Statements"). For a summary of our significant accounting policies, please refer to Note 2 to the 2014 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2015, the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the quarters ended March 31, 2015 and March 27, 2014, and the unaudited condensed consolidated statements of cash flows for the quarters ended March 31, 2015 and March 27, 2014 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The January 1, 2015 unaudited condensed consolidated balance sheet information is derived from the 2014 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the operating results that may be achieved for the full 2015 fiscal year.

Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current year.

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

("NCM, Inc.") and other related transactions are further described in Note 4 to the 2014 Audited Consolidated Financial Statements.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets. From time to time, the Company receives additional newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in Accounting Standards Codification ("ASC") 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2014 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2015 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$—	$—	$—
Receipt of additional common units(1)	9.0	(9.0)	—	—	—
Receipt of excess cash distributions(2)	(4.7)	—	12.2	(7.5)	—
Receipt under tax receivable agreement(2)	(2.8)	—	7.7	(4.9)	—
Revenues earned under ESA(3)	—	—	4.1	—	(4.1)
Amortization of deferred revenue(4)	—	2.6	—	—	(2.6)
Equity loss attributable to additional common units(5)	(3.6)	—	—	3.6	—
Balance as of and for the period ended March 31, 2015	$155.3	$(434.9)	$24.0	$(8.8)	$(6.7)
 ________________________________

(1)
On March 17, 2015, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 17, 2015, the Company recorded an increase to its investment in National CineMedia of $9.0 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 26.4 million common units. As a result, on a fully diluted basis, we own a 20.2% interest in NCM, Inc. as of March 31, 2015.

(2)
During the quarters ended March 31, 2015 and March 27, 2014, the Company received $19.9 million and $21.0 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $7.7 million and $11.2 million received under the tax receivable agreement described in Note 4 to the 2014 Audited Consolidated Financial Statements of the Company). Approximately $7.5 million and $7.2 million of these cash distributions received during the quarters ended March 31, 2015 and March 27, 2014, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $4.1 million and $3.6 million for the quarters ended March 31, 2015 and March 27, 2014, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $2.8 million and $3.5 million for the quarters ended March 31, 2015 and March 27, 2014, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues.

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

(5)
Amounts represent the Company’s share in the net income (loss) of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements.

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC for$375 million, consisting of cash and NCM, Inc. common stock. On November 3, 2014, the U.S. Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC.  On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision, LLC to terminate the merger agreement. The termination of the merger agreement was effective upon NCM Inc.’s payment of a $26.8 million termination payment to Screenvision. National CineMedia indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bore a pro rata portion of this fee (along with approximately $14.1 million of associated merger costs) based upon their respective ownership percentage in National CineMedia. The Company recorded the impact of its pro rata portion of this fee and associated merger costs as a $3.3 million reduction of equity earnings in NCM during the quarter ended March 31, 2015.

In addition, as of March 31, 2015, approximately $2.2 million and $0.9 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of January 1, 2015, approximately $2.7 million and $1.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended March 31, 2015. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters ended January 1, 2015 and December 26, 2013 is as follows (in millions):

	Quarter Ended January 1, 2015	Quarter Ended December 26, 2013
Revenues	$123.1	$122.7
Income from operations	61.7	55.0
Net income	45.7	64.4

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of March 31, 2015 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the quarter ended March 31, 2015 is as follows (in millions):

Balance as of January 1, 2015	$126.3
Equity contributions	0.2
Equity in earnings of DCIP(1)	8.1
Change in fair value of equity method investee interest rate swap transactions	(1.0)
Balance as of March 31, 2015	$133.6
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the 2014 Audited Consolidated Financial Statements. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of March 31, 2015, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the quarters ended March 31, 2015 and March 27, 2014, the Company incurred total rent expense of approximately $1.4 million and $3.7 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters ended March 31, 2015 and 2014 is as follows (in millions):

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Net revenues	$40.7	$42.7
Income from operations	23.8	24.3
Net income	17.4	5.5

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of March 31, 2015, and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through March 31, 2015 continued to be in excess of the Company's initial $30.0 million commitment by approximately $3.7 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the quarter ended March 31, 2015 is as follows (in millions):

Balance as of January 1, 2015	$(10.0)
Equity in earnings attributable to Open Road Films(1)	—
Balance as of March 31, 2015	$(10.0)
________________________________

(1)
Represents the Company’s recorded share of the net income of Open Road Films. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters ended March 31, 2015 and 2014 is as follows (in millions):

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Revenues	$36.8	$41.6
Income (loss) from operations	3.1	(16.8)
Net income (loss)	2.5	(17.4)

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company accounts for its investment in RealD, Inc. as a marketable security.  The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  On March 11, 2014 the Company sold 200,000 shares of RealD, Inc. as described further in Note 10—"Fair Value of Financial Instruments." In connection with the sales, the Company received approximately $2.3 million in aggregate net proceeds (after deducting related fees and expenses) and recorded a gain on sale of approximately $0.6 million. Such gain is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income for the quarter ended March 27, 2014. The carrying value of the Company’s investment in RealD, Inc. as of March 31, 2015 was approximately $4.1 million. See Note 10—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. The Company has recorded this investment within "Other Non-Current Assets."

Investment in AC JV, LLC
On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The change in the carrying amount of our investment in AC JV for the quarter ended March 31, 2015 is as follows (in millions):

Balance as of January 1, 2015	$8.1
Equity in earnings attributable to AC JV, LLC(1)	1.1
Balance as of March 31, 2015	$9.2
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV, LLC. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Investment in Digital Cinema Distribution Coalition
The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of March 31, 2015. The carrying value of the Company's investment in DCDC was approximately $2.5 million as of March 31, 2015.

3. DEBT OBLIGATIONS

Debt obligations at March 31, 2015 and January 1, 2015 consist of the following (in millions):

	March 31, 2015	January 1, 2015
Regal Cinemas Amended Senior Credit Facility	$963.2	$965.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.29% as of March 31, 2015, maturing in various installments through November 2028	94.0	94.5
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	12.7	13.1
Other	10.7	11.8
Total debt obligations	2,355.6	2,360.2
Less current portion	26.8	26.6
Total debt obligations, less current portion	$2,328.8	$2,333.6

Regal Cinemas Sixth Amended and Restated Credit Agreement— As described further in Note 5 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein, on May 19, 2010, Regal Cinemas entered into a sixth amended and restated credit agreement (the "Credit Agreement"), with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent ("Credit Suisse"), and the lenders party thereto (the "Lenders"). The Credit Agreement provided, among other things, for senior secured credit facilities consisting of a term loan facility (the "Term Facility") with an original principal balance of $1,006.0 million and final maturity date in August 2017 and a revolving credit facility (the "Revolving Facility") of up to $85.0 million (the “Revolving Commitment”) with a final maturity date in May 2017.

On April 19, 2013 (the "Second Amendment Date"), Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into an amendment (the "Second Amendment") to the Credit Agreement, with Credit Suisse and the lenders party thereto. The Second Amendment amended the Credit Agreement by reducing the interest rate on the Term Facility by 0.50%. Specifically, the Second Amendment provided that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Term Facility for base rate loans would be either 1.50% or 1.75% and the applicable margin under the Term Facility for LIBOR rate loans would be either 2.50% or 2.75%. Among other things, the Second Amendment also amended the Credit Agreement (i) by deleting the interest coverage ratio test and providing that the remaining financial covenants would only be tested if the outstanding amount of the revolving loans and letters of credit (including unreimbursed drawings) under the Revolving Facility equaled or exceeded 25% of the Revolving Commitment, (ii) by providing for a 1% prepayment premium applicable in the event that Regal Cinemas entered into a refinancing or amendment of the Term Facility on or prior to the first anniversary of the Second Amendment Date that, in either case, has the effect of reducing the interest rate on the Term Facility, (iii) to permit the release of Regal from its guarantee of the obligations under the Credit Agreement in the event that it does not guarantee any other debt of Regal Cinemas or its subsidiaries, and (iv) by eliminating the mortgage requirement for fee-owned real properties that are acquired by Regal Cinemas or its subsidiaries after the Second Amendment Date. Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remained in full force and effect. As a result of the Second Amendment, the Company recorded a loss on debt extinguishment of approximately $0.4 million.

In addition, on May 28, 2013, Regal Cinemas, Regal, REH and the other affiliates of Regal Cinemas party thereto, as guarantors, entered into a Loan Modification Agreement with Credit Suisse and the revolving lenders party thereto (the “Loan Modification Agreement”). The Loan Modification Agreement amended the Credit Agreement by reducing the interest rate on the Revolving Facility by 1.00%. Specifically, the Loan Modification Agreement provided that, depending on the consolidated leverage ratio of Regal Cinemas and its subsidiaries, the applicable margin under the Revolving Facility for base rate loans would be either 1.50% or 1.75% and the applicable margin under the Revolving Facility for LIBOR rate loans would be either 2.50% or 2.75%. The Loan Modification Agreement also amended the Credit Agreement to extend the maturity date of the Revolving Facility from May 19, 2015 to May 19, 2017.

As of March 31, 2015 and January 1, 2015, borrowings of $963.2 million and $965.8 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.24% (as of March 31, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps described below is taken into account.

Subsequent to the quarter ended March 31, 2015, the Company entered into an amendment to the Credit Agreement as described further in Note 12—"Subsequent Events."

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The net proceeds from the offering were approximately $760.1 million, after deducting underwriting discounts and offering expenses. Regal used a portion of the net proceeds from the offering to purchase approximately $222.3 million aggregate principal amount of its then outstanding 9 1/8% Senior Notes for an aggregate purchase price of approximately $240.5 million pursuant to a cash tender offer for such notes, and $355.8 million aggregate principal amount of Regal Cinemas' then outstanding 8 5/8% Senior Notes for an aggregate purchase price of approximately $381.0 million pursuant to a cash tender offer for such notes as described further below. As a result of the tender offers, the Company recorded a $51.9 million loss on extinguishment of debt during the quarter ended March 27, 2014.

Also on March 11, 2014, the Company and Regal Cinemas each announced their intention to redeem all 9 1/8% Senior Notes and 8 5/8% Senior Notes that remained outstanding following the consummation of the tender offers at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest payable thereon up to, but not including, the redemption date, in accordance with the terms of the indentures governing the 9 1/8% Senior Notes and 8 5/8% Senior Notes. On April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from the 5 3/4% Senior Notes Due 2022 and available cash on hand. As a result of the redemptions, the Company recorded an additional $10.5 million loss on extinguishment of debt during the quarter ended June 26, 2014.

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

Interest Rate Swaps— As of March 31, 2015, the Company maintained three effective hedging relationships via three distinct interest rate swap agreements (maturity dates ranging from June 30, 2015 through December 31, 2016), which require Regal Cinemas to pay interest at fixed rates ranging from 0.817% to 1.820% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $450.0 million of variable rate debt obligations at an effective rate of approximately 3.88% as of March 31, 2015.

Under the terms of the Company’s three effective interest rate swap agreements as of March 31, 2015 detailed below, Regal Cinemas currently receives interest at a variable rate based on the 3-month LIBOR on the first $300.0 million of aggregate borrowings under the Term Facility and receives 1-month LIBOR on the next $150.0 million of borrowings under the Term Facility. In addition, the Company will receive 1-month LIBOR on the next $200.0 million of borrowings under the Term Facility once the remaining interest rate swap agreement becomes effective. With respect to the Company's three effective interest rate swap agreements as of March 31, 2015, the 3-month LIBOR rate and the 1-month LIBOR rate on each respective reset date determines the variable portion of the interest rate swaps for the following three-month and one-month periods, respectively. The interest rate swaps settle any accrued interest for cash on the last day of each calendar month or calendar quarter, as applicable, until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swaps, because the pay and receive rates on the interest rate swaps represented prevailing rates for the counterparty at the time the interest rate swaps were entered into. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings (interest expense). As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of March 31, 2015:

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

(2)
During the year ended December 27, 2012, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on December 31, 2013 and a maturity date of December 31, 2016. This swap requires Regal Cinemas to pay interest at a fixed rate of 0.817% and receive interest at a variable rate. The interest rate swap is designated to hedge $150.0 million of variable rate debt obligations. Subsequent to the quarter ended March 31, 2015, the Company entered into an amendment to the Credit Agreement and also amended this interest rate swap agreement as described further in Note 12—"Subsequent Events."

(3)
During the year ended December 26, 2013, Regal Cinemas entered into one additional hedging relationship via one distinct interest rate swap agreement with an effective date beginning on June 30, 2015, and a maturity date of June 30, 2018. This swap will require Regal Cinemas to pay interest at a fixed rate of 1.828% and receive interest at a variable rate. The interest rate swap is designated to hedge $200.0 million of variable rate debt obligations. Subsequent to the quarter ended March 31, 2015, the Company entered into an amendment to the Credit Agreement and also amended this interest rate swap agreement as described further in Note 12—"Subsequent Events."

See Note 10—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. In connection with the acquisition of Hollywood Theaters the Company assumed approximately $40.4 million of lease financing obligations associated with 14 acquired theatres. As of March 31, 2015, such obligations have a weighted average interest rate of approximately 10.9% and mature in various installments through November 2028.
As a result of certain lease extensions effected during the quarter ended March 31, 2015, the Company increased the carrying amount of its lease financing obligations by approximately $2.0 million (an amount equal to the present value of the revised lease payments at the date of the lease extensions), with a corresponding increase to the net carrying amount of property and equipment and other assets.

Other Long-Term Obligations— Other long-term obligations, including capital lease obligations, not explicitly discussed herein are described in Note 5 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of March 31, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

4. INCOME TAXES

The provision for income taxes of $15.3 million and $1.9 million for the quarters ended March 31, 2015 and March 27, 2014, respectively, reflect effective tax rates of approximately 39.9% and 316.7%, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2015 is primarily attributable to the state tax effects of the $51.9 million ($32.6 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the quarter ended March 27, 2014, which was not deductible in certain states. The effective tax rates for the quarters ended March 31, 2015 and March 27, 2014 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 31, 2015 and January 1, 2015 of $34.8 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal or, with limited exceptions, state examinations by tax authorities for years before 2010, and is not subject to U.S. Territory examinations for years before 2011. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  In April 2015, the Internal Revenue Service (“IRS”) completed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed. However, refund claims submitted by the Company in conjunction with the examination process effectively extends the examination period for each year until such claims are resolved. As of March 31, 2015, management believes that it has provided adequate provision for income taxes relative to the refund claims under review.
5. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of March 31, 2015, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of March 31, 2015, 132,769,184 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 31, 2015, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 31, 2015. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2014 Audited Consolidated Financial Statements, incorporated by reference herein.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 31, 2015.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (the "Incentive Plan"), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units," the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.  Readers should refer to Note 9 to the 2014 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of March 31, 2015, 4,316,251 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of March 31, 2015, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted or exercised during the quarters ended March 31, 2015 and March 27, 2014 and no compensation expense related to stock options was recorded during such periods.

Restricted Stock

As described further in Note 9 to the 2014 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the quarter ended March 31, 2015, 228,116 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 28, 2015) was $20.99 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the quarter ended March 31, 2015, the Company withheld approximately 202,648 shares of restricted stock at an aggregate cost of approximately $4.2 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 590,841 restricted stock awards.  In addition, during the quarter ended March 31, 2015, 302,644 performance share awards (originally granted on January 11, 2012) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 11, 2015, threshold performance goals for these awards were satisfied, and therefore, all 302,644 outstanding performance shares were converted to restricted shares as of January 11, 2015. These awards are scheduled to fully vest on January 11, 2016, the one year anniversary of the calculation date.

During the quarters ended March 31, 2015 and March 27, 2014, the Company recognized approximately $0.9 million and $1.0 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 31, 2015, we have unrecognized compensation expense of $7.8 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended March 31, 2015:

Unvested at beginning of period	885,365
Granted during the period	228,116
Vested during the period	(590,841)
Forfeited during the period	(24,032)
Conversion of performance shares during the period	302,644
Unvested at end of period	801,252

During the quarter ended March 31, 2015, the Company paid one cash dividend of $0.22 on each share of outstanding restricted stock totaling approximately $0.2 million.  During the quarter ended March 27, 2014, the Company paid one cash dividend of $0.22 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance

Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the quarter ended March 31, 2015, 234,177 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2015 proxy statement filed with the Commission on April 13, 2015, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 28, 2018 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 28, 2019 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 28, 2015) was $20.99 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended March 31, 2015 and March 27, 2014, the Company recognized approximately $0.8 million and $0.9 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of March 31, 2015, we have unrecognized compensation expense of $9.7 million associated with performance share units. During the quarter ended March 31, 2015, 302,644 performance share awards (originally granted on January 11, 2012) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 11, 2015, threshold performance goals for these awards were satisfied, and therefore, all 302,644 outstanding performance shares were converted to restricted shares as of January 11, 2015.

The following table summarizes information about the Company’s number of performance shares for the quarter ended March 31, 2015:

Unvested at beginning of period	812,927
Granted (based on target) during the period	234,177
Cancelled/forfeited during the period	(20,028)
Conversion to restricted shares during the period	(302,644)
Unvested at end of period	724,432

In connection with the conversion of the above 302,644 performance shares, during the quarter ended March 31, 2015, the Company paid a cumulative cash dividend of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) on each performance share converted, totaling approximately $1.4 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

6. COMMITMENTS AND CONTINGENCIES

The Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant, vendor and other third party disputes, tax disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

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

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision, LLC to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it has opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. While we do not believe that the Company has engaged in any violation of federal or state antitrust or competition laws during its participation in NCM, and while we do not believe that any DOJ or state attorney general investigation of movie clearances or any communications or cooperation involving the Company and AMC or Cinemark will produce evidence that the Company has engaged in any anticompetitive conduct in violation of Federal or state antitrust or competition laws, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.
In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $4.0 million as of March 31, 2015. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

7. RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2015 and March 27, 2014, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended March 31, 2015 and March 27, 2014, the Company received approximately $0.1 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. The earnings (loss) for the periods presented are allocated based on the contractual participation rights of the Class A and Class B common shares. As the liquidation and dividend rights are identical, the earnings (loss) are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted earnings (loss) per share of Class A common stock, the earnings (loss) are equal to net income (loss) attributable to controlling interest for that computation.

The following table sets forth the computation of basic and diluted earnings (loss) per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended March 31, 2015		Quarter Ended March 27, 2014
	Class A	Class B	Class A		Class B
Basic earnings (loss) per share:
Numerator:
Allocation of earnings (loss)	$19.6	$3.5	$(1.0)		$(0.2)
Denominator:
Weighted average common shares outstanding (in thousands)	131,968	23,709	131,574		23,709
Basic earnings (loss) per share	$0.15	$0.15	$(0.01)		$(0.01)
Diluted earnings (loss) per share:
Numerator:
Allocation of earnings (loss) for basic computation	$19.6	$3.5	$(1.0)		$(0.2)
Reallocation of earnings (loss) as a result of conversion of Class B to Class A shares	3.5	—	(0.2)		—
Reallocation of earnings (loss) to Class B shares for effect of other dilutive securities	—	—	—		—
Allocation of earnings (loss)	$23.1	$3.5	$(1.2)		$(0.2)
Denominator:
Number of shares used in basic computation (in thousands)	131,968	23,709	131,574		23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709		—
Stock options	—	—	—	(1)	—
Restricted stock and performance shares	905	—	—	(1)	—
Number of shares used in per share computations (in thousands)	156,582	23,709	155,283		23,709
Diluted earnings (loss) per share	$0.15	$0.15	$(0.01)		$(0.01)
_______________________________________________________________________________
(1) No amount reported as the impact on earnings (loss) per share of Class A common stock would have been antidilutive.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the update, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual reporting periods beginning on or after December 15, 2014, and interim reporting periods within those years. ASU 2014-08 became effective for the Company as of the beginning of fiscal 2015 and has been applied prospectively.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The standard requires retrospective application and expects to adopt ASU 2015-03 as of the beginning of fiscal 2016. The Company does not anticipate the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements and related disclosures.

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

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2015:

		Fair Value Measurements at March 31, 2015
	Total Carrying Value at March 31, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets:
Equity securities, available for sale(1)	$4.1	$4.1	$—	$—
Total assets at fair value	$4.1	$4.1	$—	$—
Liabilities:
Interest rate swaps(2)	$6.2	$—	$6.2	$—
Total liabilities at fair value	$6.2	$—	$6.2	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available-for-sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. During fiscal 2013 and 2014, the Company sold 900,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $15.42 per share. During the quarter ended March 31, 2015, the Company recorded a net increase to its investment in RealD, Inc. of approximately $0.3 million and a corresponding net increase to "Accumulated other comprehensive income, net" of $0.2 million, net of tax. The fair value of the remaining 322,780 RealD, Inc. common shares held as of March 31, 2015 was $4.1 million, based on the publicly traded common stock price of RealD, Inc. as of March 31, 2015 of $12.79 per share.

(2)
The fair value of the Company’s interest rate swaps described in Note 3—"Debt Obligations" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level. As of March 31, 2015, the aggregate fair value the Company’s interest rate swaps was determined to be approximately $(6.2) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $2.1 million) and "Accrued expenses" (approximately $4.1 million) with a corresponding amount of $(3.8) million, net of tax, recorded to "Accumulated other comprehensive loss, net."  As of January 1, 2015, the aggregate fair value of the Company’s interest rate swaps was determined to be approximately $(4.7) million, which was recorded as components of "Other Non-Current Liabilities" (approximately $0.1 million) and "Accrued expenses" (approximately $4.6 million) with a corresponding amount of $(2.9) million, net of tax, recorded to “Accumulated other comprehensive loss, net.”  These interest rate swaps exhibited no ineffectiveness during the quarters ended March 31, 2015 and March 27, 2014 and accordingly, the net gain (loss) on the swaps, net of tax, of $(0.9) million and $0.3 million, respectively, were reported as a component of other comprehensive income for the quarters ended March 31, 2015 and March 27, 2014.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters ended March 31, 2015 and March 27, 2014.

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

Long-Lived Assets, Intangible Assets and Other Investments

As further described in Note 2 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein, the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $0 and $0.4 million, respectively, for the quarters ended March 31, 2015 and March 27, 2014.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters ended March 31, 2015 and March 27, 2014.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 3—"Debt Obligations," which consists of the Term Facility and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of March 31, 2015 and January 1, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023, were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at March 31, 2015 and January 1, 2015 consist of the following:

	March 31, 2015	January 1, 2015
	(in millions)
Carrying value	$2,238.2	$2,240.8
Fair value	$2,261.0	$2,147.6

11. SALE-LEASEBACK TRANSACTIONS

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. In December 1995, United Artists entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party under a Master Lease. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, United Artists entered into a Participation Agreement that requires United Artists to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2015, nine operating properties were subject to the sale leaseback transaction and approximately $7.7 million in principal amount of pass-through certificates were outstanding.

On March 27, 2015, the nine operating properties were sold to a third party buyer and the Master Lease and related agreements associated with the December 1995 sale and leaseback transaction were terminated.  Upon termination of the Master Lease, United Artists entered into new lease agreements for the nine operating properties. As part of the transaction, United Artists received a reimbursement of its January 2015 rent payment under the Master Lease totaling approximately $4.9 million and received approximately $3.2 million in landlord contributions for three properties that it expects to renovate as part of the transaction. In addition, United Artists is expected to receive an additional $3.2 million of landlord contributions at various milestones starting with commencement of renovation of the three properties. The new lease agreements associated with the three properties each carry an initial base rent term of 15 years beginning at the completion of renovation, and prior to, provide for contingent rentals based on the revenue results of the underlying theatres. The new lease agreements associated with the six remaining properties each carry a maturity date of December 31, 2016, the same maturity date under the former Master Lease. All nine lease agreements provide for the payment of taxes, insurance, and other costs applicable to the properties and have been accounted for as operating leases for accounting purposes.  As of March 31, 2015, approximately $3.9 million in principal amount of pass-through certificates were outstanding. The pass-through certificates will fully mature on July 1, 2015.

12. SUBSEQUENT EVENTS

Amendment to Regal Cinemas Sixth Amended and Restated Credit Agreement

On April 2, 2015, Regal Cinemas entered into a seventh amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG as Administrative Agent (“Credit Suisse AG”) and the lenders party thereto which amends, restates and refinances the sixth amended and restated credit agreement (the “Prior Senior Credit Facility”) among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of a term loan facility (the “New Term Facility”) in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and a revolving credit facility (the “New Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. No amounts have been drawn on the New Revolving Facility. The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guarantied by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010 among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guarantied by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin of 2.0% in the case of base rate loans or 3.0% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every 3 months. If, at any time, with respect to the New Term Loans, the adjusted LIBOR rate as defined in the Amended

Senior Credit Facility would otherwise be lower than 0.75% per annum, the adjusted LIBOR rate with respect to the New Term Loans shall be deemed to be 0.75% per annum at such time.

Regal Cinemas may prepay borrowings under the Amended Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Amended Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

•
50% of excess cash flow in any fiscal year (as reduced by voluntary repayments of the New Term Facility), with elimination based upon achievement and maintenance of a leverage ratio of 3.75:1.00 or less;

•	100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its subsidiaries, subject to certain exceptions (including reinvestment rights); and

•	100% of the net cash proceeds of issuances of funded debt of Regal Cinemas and its subsidiaries, subject to exceptions for most permitted debt issuances.

The above-described mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the New Term Facility. When there are no longer outstanding loans under the New Term Facility, mandatory prepayments are to be applied to prepay outstanding loans under the New Revolving Facility with no corresponding permanent reduction of commitments under the New Revolving Facility.

The Amended Senior Credit Facility includes the following financial maintenance covenants, which are applicable only in certain circumstances where usage of the revolving credit commitments exceeds 30% of such commitments. Such financial covenants are limited to the following:

•
maximum adjusted leverage ratio, determined by the ratio of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Amended Senior Credit Facility), of 6.00 to 1.0; and

•	maximum total leverage ratio, determined by the ratio of funded debt (net of unencumbered cash) to consolidated EBITDA, of 4.00 to 1.0.

The Amended Senior Credit Facility requires that Regal Cinemas and its subsidiaries comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends. The Amended Senior Credit Facility also limits capital expenditures to an amount expenditures not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year. Among other things, such limitations will restrict the ability of Regal Cinemas to fund the operations of Regal or any subsidiary of Regal that is not a subsidiary of Regal Cinemas which guaranties the obligations under Amended Senior Credit Facility.

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

The Company is currently evaluating the accounting implications of the loan and third party fees related to the Amended Senior Credit Facility and the remaining unamortized debt issue costs associated with the Prior Senior Credit Facility on its consolidated financial position, cash flows and results of operations.

Amendments to interest rate swap agreements

In connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (as described further in Note 3—"Debt Obligations") initially designated to hedge $350.0 million of variable rate debt obligations under the Prior Senior Credit Facility. The amended interest rate swaps are designated to hedge $350.0 million of variable rate debt obligations under the Amended Credit Facility and require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate. The swap agreements were also amended to include corresponding provisions regarding the minimum adjusted LIBOR rate of 0.75% per annum with respect to the New Term Loans (described above in this Note 11 under "Amendment to Regal Cinemas Sixth Amended and Restated Credit Agreement"). The previous effective dates (December 31, 2013 and June 30, 2015) and maturity dates (December 31, 2016 and June 30, 2018) for the two interest rate swaps and all other provisions were unchanged. No amendments or modifications were made to the Company's remaining two interest swap agreements. The

Company does not expect the impact of the swap amendments to have a material impact on its consolidated financial position, cash flows and results of operations.

Declaration of Quarterly Dividend

On April 30, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 12, 2015, to stockholders of record on June 2, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 2, 2015 with the Commission (File No. 001-31315) for the Company’s fiscal year ended January 1, 2015. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,334 screens in 570 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of March 31, 2015. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of March 31, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through January 1, 2015, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated herein by reference.

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the quarter ended March 31, 2015 ("Q1 2015 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Q1 2015 Period totaled approximately $35.8 million.

•
We continued to actively manage our asset base during the Q1 2015 Period by opening one new theatre with 12 screens and closing five underperforming theatres with 45 screens, ending the Q1 2015 Period with 570 theatres and 7,334 screens.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts. These concepts include (1) a continued focus on improving customer amenities, including the installation of luxury reclining seats in approximately 500 auditoriums by the end of fiscal 2015 (the costs of these conversions in some cases are partially covered by investments from our theatre landlords) and experimentation with various other customer engagement and marketing initiatives aimed at increasing attendance and enhancing the overall customer experience, (2) the expansion of our menu of food and alcoholic beverage offerings to additional theatre locations, (3) the installation of additional premium screens, including additional IMAX® digital projection systems and our proprietary large screen format, RPXSM, which allows us to offer our patrons all-digital, large format premium experiences at select theatre locations and (4) continued growth and expansion of our frequent moviegoer loyalty program, the Regal Crown Club® and other initiatives, such as our mobile ticketing application.

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

Recent Developments

As described in Note 12—"Subsequent Events," on April 2, 2015, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse AG and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of the New Term Facility in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and the New Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million.

Also as described in Note 12—"Subsequent Events," in connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (which are described further in Note 3—"Debt Obligations") initially designated to hedge $350.0 million of variable rate debt obligations under the prior Senior Credit Facility. The amended interest rate swaps are designated to hedge $350.0 million of variable rate debt obligations under the Amended Credit Facility and require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate.

On April 30, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 12, 2015, to stockholders of record on June 2, 2015.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2015 were estimated to have decreased by approximately four to five percent in comparison to the first fiscal quarter of 2014.  The decrease in industry box office revenues during the first fiscal quarter of 2015 was primarily related to the timing of the fiscal 2014 calendar. The first fiscal quarter of 2014 included six days after Christmas through New Year's Day, a traditionally high attendance period for the industry, while the first fiscal quarter of 2015 did not include any days during that period.

Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective for the Company's current fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. As a result, the quarters ended March 31, 2015 and March 27, 2014 were comprised of 89 and 91 fiscal days, respectively.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended March 31, 2015 ("Q1 2015 Period") and the quarter ended March 27, 2014 ("Q1 2014 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q1 2015 Period		Q1 2014 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$454.1	65.7%	$489.6	67.4%
Concessions	198.2	28.7	200.7	27.6
Other operating revenues	39.0	5.6	36.6	5.0
Total revenues	691.3	100.0	726.9	100.0
Operating expenses:
Film rental and advertising costs(1)	234.3	51.6	255.0	52.1
Cost of concessions(2)	26.0	13.1	26.3	13.1
Rent expense(3)	103.7	15.0	104.6	14.4
Other operating expenses(3)	202.2	29.2	201.1	27.7
General and administrative expenses (including share-based compensation expense of $1.7 and $1.9 for the Q1 2015 Period and the Q1 2014 Period, respectively)(3)	18.6	2.7	18.6	2.6
Depreciation and amortization(3)	54.2	7.8	51.4	7.1
Net (gain) loss on disposal and impairment of operating assets(3)	1.9	0.3	(0.4)	0.1
Total operating expenses(3)	640.9	92.7	656.6	90.3
Income from operations(3)	50.4	7.3	70.3	9.7
Interest expense, net(3)	30.0	4.3	34.3	4.7
Loss on extinguishment of debt(3)	—	—	51.9	7.1
Earnings recognized from NCM(3)	(8.8)	1.3	(13.3)	1.8
Other, net(3)	(9.1)	1.3	(3.2)	0.4
Provision for income taxes(3)	15.3	2.2	1.9	0.3
Net income attributable to controlling interest(3)	$23.1	3.3	$(1.2)	0.2
Attendance (in thousands)	50,605	*	55,136	*
Average ticket price(4)	$8.97	*	$8.88	*
Average concessions per patron(5)	$3.92	*	$3.64	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

Total admissions revenues decreased $35.5 million, or 7.3%, during the Q1 2015 Period to $454.1 million, from $489.6 million in the Q1 2014 Period.  An 8.2% decrease in attendance (approximately $40.1 million of total admissions revenues), partially offset by a 1.0% increase in average ticket prices (approximately $4.6 million of total admissions revenues) led to the decline in the Q1 2015 Period admissions revenues. The decrease in attendance during the Q1 2015 Period was primarily related to the timing of our fiscal calendar. The Q1 2014 Period, which consisted of 91 fiscal days, included six days after Christmas through New Year's Day, a traditionally high attendance period for the Company and the industry, while the Q1 2015 Period included only 89 fiscal days and did not include any days during the Christmas to New Year's Day period. The six days of operations between Christmas and New Year's Day were significant in that they accounted for approximately 7.8 million attendees, or 14.2%, of the Q1 2014 Period total attendance and contributed to approximately $68.9 million, or 14.1%, of the Q1 2014 Period total admissions revenues. For the Q1 2015 Period, the 1.0% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Q1 2015 Period.

Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was greater than the industry’s per screen results for the Q1 2015 Period as compared to the Q1 2014 Period. We believe the greater than industry decrease in admissions revenues on a per screen basis in the Q1 2015 Period was primarily attributable to geographical differences in film product performance and investment in new theatres and customer amenities offered by our competitors. However, we are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Concessions

Total concessions revenues decreased $2.5 million, or 1.2%, to $198.2 million in the Q1 2015 Period, from $200.7 million in the Q1 2014 Period. Average concessions revenues per patron during the Q1 2015 Period increased 7.7%, to $3.92, from $3.64 in the Q1 2014 Period. An 8.2% decrease in attendance (approximately $16.5 million of total concessions revenues), partially offset by a 7.7% increase in average concessions revenues per patron (approximately $14.0 million of total concessions revenues) led to the decrease in the Q1 2015 Period concessions revenues. The decrease in attendance was primarily attributable to the six days of operations between Christmas and New Year's Day, which contributed to approximately $27.4 million, or 13.7%, of the Q1 2014 Period total concessions revenues. The increase in average concessions revenues per patron for the Q1 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

Other operating revenues increased $2.4 million, or 6.6%, to $39.0 million during the Q1 2015 Period, from $36.6 million in the Q1 2014 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. During the Q1 2015 Period, the increase in other operating revenues was primarily due to increases in internet ticketing surcharges (approximately $1.0 million), incremental National CineMedia revenues (approximately $0.8 million), an increase in revenues related to our gift card and discount ticket programs (approximately $0.4 million), and an increase in revenues from our vendor marketing programs (approximately $0.2 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q1 2015 Period decreased to 51.6% from 52.1% in the Q1 2014 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2015 Period was primarily attributable to higher film costs associated with the timing of the Q1 2014 Period calendar described above, coupled with a slight decrease in advertising and promotional costs during the Q1 2015 Period.

Cost of Concessions

Cost of concessions decreased $0.3 million, or 1.1%, to $26.0 million during the Q1 2015 Period, from $26.3 million in the Q1 2014 Period. Cost of concessions as a percentage of concessions revenues for the Q1 2015 Period was approximately 13.1%, which was consistent with that of the Q1 2014 Period.

Rent Expense

During the Q1 2015 Period, rent expense totaled $103.7 million, a decrease of $0.9 million, or 0.9%, from $104.6 million in the Q1 2014 Period. The decrease in rent expense during the Q1 2015 Period was primarily attributable to the restructuring of an existing master lease covering nine operating properties described further in Note 11— "Sale-Leaseback Transactions," the closure of 17 theatres with 145 screens subsequent to the end of the Q1 2014 Period and lower contingent rent, partially offset by incremental rent associated with the opening of nine new theatres with 98 screens since the end of the Q1 2014 Period.

Other Operating Expenses

During the Q1 2015 Period, other operating expenses increased $1.1 million, or 0.5%, to $202.2 million, from $201.1 million in the Q1 2014 Period. The increase in other operating expenses was primarily attributable to increases in costs associated with an increase in alternative content revenues, utility and other theatre operating costs (approximately $5.2 million), partially offset by decreased costs associated with DCIP and lower facilities and equipment maintenance (approximately $4.1 million) during the Q1 2015 Period.

General and Administrative Expenses

General and administrative expenses of $18.6 million during the Q1 2015 Period were consistent with that of the Q1 2014 Period.

Depreciation and Amortization

During the Q1 2015 Period, depreciation and amortization expense increased $2.8 million, or 5.4%, to $54.2 million, from $51.4 million in the Q1 2014 Period. The increase in depreciation and amortization expense during the Q1 2015 Period was primarily related to the opening of nine new theatres with 98 screens (partially offset by the closure of 17 theatres with 145 screens) subsequent to the end of the Q1 2014 Period and incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats subsequent to the Q1 2014 Period.

Income from Operations

Income from operations decreased $19.9 million, or 28.3%, to $50.4 million in the Q1 2015 Period, from $70.3 million in the Q1 2014 Period. The decrease in income from operations during the Q1 2015 Period was primarily attributable to a decrease in total revenues, partially offset by decreases in certain variable operating expense line items described above.

Interest Expense, net

During the Q1 2015 Period, net interest expense decreased $4.3 million, or 12.5%, to $30.0 million, from $34.3 million in the Q1 2014 Period. The decrease in net interest expense during the Q1 2015 Period was primarily due to interest savings associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022 and to a lesser extent, the impact of the Q1 2015 Period being comprised of 89 fiscal days as compared to 91 fiscal days in the Q1 2014 Period.

Earnings Recognized from NCM

Earnings recognized from NCM decreased $4.5 million, or 33.8%, to $8.8 million in the Q1 2015 Period, from $13.3 million in the Q1 2014 Period. The decrease in earnings recognized from National CineMedia during the Q1 2015 Period was primarily attributable to lower earnings of National CineMedia.

Income Taxes

The provision for income taxes of $15.3 million and $1.9 million for the Q1 2015 Period and the Q1 2014 Period, respectively, reflect effective tax rates of approximately 39.9% and 316.7%, respectively. The decrease in the effective tax rate for the Q1 2015 Period was primarily attributable to the state tax effects of the $51.9 million ($32.6 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Q1 2014 Period, which was not deductible in certain states. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income (Loss) Attributable to Controlling Interest

Net income (loss) attributable to controlling interest for the Q1 2015 Period was $23.1 million, which represents an increase of $24.3 million, from net income (loss) attributable to controlling interest of $(1.2) million during the Q1 2014 Period. The increase in net income (loss) attributable to controlling interest for the Q1 2015 Period was primarily attributable the impact of the $51.9 million ($32.6 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Q1 2014 Period, partially offset by a decline in operating income as described above.

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

Net cash flows provided by operating activities totaled approximately $101.9 million and $128.0 million for the Q1 2015 Period and the Q1 2014 Period, respectively. The $26.1 million decrease in net cash flows generated by operating activities for the Q1 2015 Period as compared to the Q1 2014 Period was caused by a change in working capital activity of approximately $5.2 million and a $20.9 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in prepaid expenses and other activity, deferred revenue activity, accounts payable activity and accrued expense and other activity during the Q1 2015 Period as compared to the Q1 2014 Period. The change in prepaid expenses and other activity was attributable to the timing of rent and insurance payments during such periods. The change in deferred revenue activity was related to the timing of our Q1 2014 Period calendar, which resulted in increased redemptions of gift card and discount tickets during the Q1 2014 Period. The change in accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theatres during the latter part of the Q1 2015 Period. Finally, the change in accrued expense and other activity was primarily due to the timing of interest payments and payroll distributions during such periods.
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

During the Q1 2015 Period, we received approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 26.4 million common units. On a fully diluted basis, we own a 20.2% interest in NCM, Inc. as of March 31, 2015.

Net cash flows used in investing activities totaled approximately $29.9 million and $25.2 million for the Q1 2015 Period and the Q1 2014 Period, respectively. The $4.7 million increase in cash flows used in investing activities during the Q1 2015 Period, as compared to the Q1 2014 Period, was primarily attributable to the impact of the $2.3 million received related to the sale of RealD, Inc. common stock during the Q1 2014 Period and a $2.3 million increase in capital expenditures (net of proceeds from disposals) during the Q1 2015 Period.

Financing Activities

As of March 31, 2015, we had approximately $963.2 million aggregate principal amount outstanding under the Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of March 31, 2015, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of March 31, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

As described in Note 12—"Subsequent Events," on April 2, 2015, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse AG and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of the New Term Facility in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and the New Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million.

Also as described in Note 12—"Subsequent Events," in connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (which are described further in Note 3—"Debt Obligations") initially designated to hedge $350.0 million of variable rate debt obligations under the prior Senior Credit Facility. The amended interest rate swaps are designated to hedge $350.0 million of variable rate debt obligations under the Amended Credit Facility and require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate.

On April 30, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 12, 2015, to stockholders of record on June 2, 2015. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows provided by (used in) financing activities were approximately $(46.7) million and $92.6 million for the Q1 2015 Period and the Q1 2014 Period, respectively. The $139.3 million increase in cash flows used in financing activities during the Q1 2015 Period as compared to the Q1 2014 Period was primarily attributable to the impact of $760.6 million in proceeds (net of debt issue costs) received in connection with the issuance of our 5 3/4% Senior Notes Due 2022 during the Q1 2014 Period, partially offset by the impact of $621.5 million of cash used to repurchase a portion of our 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Q1 2014 Period.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $122.6 million and $86.4 million for the Q1 2015 Period and the Q1 2014 Period, respectively. The increase in EBITDA for the Q1 2015 Period was primarily attributable to the impact of the $51.9 million loss on debt extinguishment associated with the repurchase of approximately $578.1 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Q1 2014 Period, partially offset by a decline in operating income during the Q1 2015 Period.

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

	Q1 2015 Period	Q1 2014 Period
EBITDA	$122.6	$86.4
Interest expense, net	(30.0)	(34.3)
Provision for income taxes	(15.3)	(1.9)
Deferred income taxes	(3.2)	0.1
Changes in operating assets and liabilities	11.5	16.7
Loss on extinguishment of debt	—	51.9
Landlord contributions	10.9	1.0
Other items, net	5.4	8.1
Net cash provided by operating activities	$101.9	$128.0

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2015, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein. For a discussion of material changes outside the ordinary course of our business in our contractual cash obligations and commitments during the quarter ended March 31, 2015, please refer to “Liquidity and Capital Resources” above. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 9—"Recent Accounting Pronouncements" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this Form 10-Q, which information is incorporated herein by reference.

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

Under the terms of the Company’s three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of March 31, 2015) described in Note 3 —"Debt Obligations," Regal Cinemas pays interest at fixed rates ranging from 0.817% to 1.820% and receives interest at a variable rate.

As of March 31, 2015 and January 1, 2015, borrowings of $963.2 million and $965.8 million, respectively, were outstanding under the Term Facility at an effective interest rate of 3.24% (as of March 31, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the Term Facility as of March 31, 2015, would increase or decrease interest expense by $0.8 million for the quarter ended March 31, 2015.

As described in Note 12—"Subsequent Events," in connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (which are described further in Note 3—"Debt Obligations") initially designated to hedge $350.0 million of variable rate debt obligations under the prior Senior Credit Facility. The amended interest rate swaps are designated to hedge $350.0 million of variable rate debt obligations under the Amended Credit Facility and require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6—"Commitments and Contingencies" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 2, 2015 with the Commission (File No. 001-31315) for the fiscal year ended January 1, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 31, 2015

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 2, 2015 - January 31, 2015	202,648	$20.88	—	—
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	202,648	$20.88	—	—
During the quarter ended March 31, 2015, the Company withheld approximately 202,648 shares of restricted stock at an aggregate cost of approximately $4.2 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

4.1
Seventh Amended and Restated Credit Agreement, dated April 2, 2015, among Regal Cinemas Corporation, Credit Suisse AG, as Administrative Agent and the lenders. (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on April 7, 2015 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 11, 2015	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Seventh Amended and Restated Credit Agreement, dated April 2, 2015, among Regal Cinemas Corporation, Credit Suisse AG, as Administrative Agent and the lenders. (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on April 7, 2015 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text