Form 10-Q
period 2015-06-30
REGAL ENTERTAINMENT GROUP
filed 2015-08-10
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

Class A Common Stock—132,763,329 shares outstanding at August 6, 2015

Class B Common Stock—23,708,639 shares outstanding at August 6, 2015

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267.7	$147.1
Trade and other receivables, net	71.8	126.0
Income tax receivable	—	9.6
Inventories	19.3	17.8
Prepaid expenses and other current assets	23.3	21.7
Assets held for sale	1.0	—
Deferred income tax asset	18.1	19.2
TOTAL CURRENT ASSETS	401.2	341.4
PROPERTY AND EQUIPMENT:
Land	138.1	138.7
Buildings and leasehold improvements	2,162.9	2,142.4
Equipment	1,034.4	1,011.3
Construction in progress	10.8	5.3
Total property and equipment	3,346.2	3,297.7
Accumulated depreciation and amortization	(1,930.7)	(1,838.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,415.5	1,458.9
GOODWILL	320.4	320.4
INTANGIBLE ASSETS, NET	52.0	53.9
DEFERRED INCOME TAX ASSET	41.4	23.4
OTHER NON-CURRENT ASSETS	360.4	341.5
TOTAL ASSETS	$2,590.9	$2,539.5
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$26.5	$26.6
Accounts payable	199.9	165.7
Accrued expenses	73.5	76.0
Deferred revenue	179.3	188.2
Interest payable	20.2	20.5
Income taxes payable	9.0	—
TOTAL CURRENT LIABILITIES	508.4	477.0
LONG-TERM DEBT, LESS CURRENT PORTION	2,235.6	2,238.8
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	83.8	83.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	9.9	11.0
NON-CURRENT DEFERRED REVENUE	421.0	418.0
OTHER NON-CURRENT LIABILITIES	223.1	208.2
TOTAL LIABILITIES	3,481.8	3,436.8
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,763,329 and 132,465,104 shares issued and outstanding at June 30, 2015 and January 1, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 30, 2015 and January 1, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(944.6)	(941.8)
Retained earnings	56.1	48.4
Accumulated other comprehensive loss, net	(2.6)	(1.5)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(891.0)	(894.8)
Noncontrolling interest	0.1	(2.5)
TOTAL DEFICIT	(890.9)	(897.3)
TOTAL LIABILITIES AND DEFICIT	$2,590.9	$2,539.5

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended June 30, 2015	Quarter Ended June 26, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
REVENUES:
Admissions	$568.6	$517.0	$1,022.7	$1,006.6
Concessions	247.7	212.3	445.9	413.0
Other operating revenues	46.5	41.0	85.5	77.6
TOTAL REVENUES	862.8	770.3	1,554.1	1,497.2
OPERATING EXPENSES:
Film rental and advertising costs	314.7	273.5	549.0	528.5
Cost of concessions	34.4	28.3	60.4	54.6
Rent expense	106.6	106.3	210.3	210.9
Other operating expenses	214.7	203.1	416.9	404.2
General and administrative expenses (including share-based compensation of $2.2 and $2.3 for the quarters ended June 30, 2015 and June 26, 2014, respectively, and $3.9 and $4.2 for the two quarters ended June 30, 2015 and June 26, 2014, respectively)	19.3	18.3	37.9	36.9
Depreciation and amortization	54.0	51.0	108.2	102.4
Net loss on disposal and impairment of operating assets and other	4.0	4.0	5.9	3.6
TOTAL OPERATING EXPENSES	747.7	684.5	1,388.6	1,341.1
INCOME FROM OPERATIONS	115.1	85.8	165.5	156.1
OTHER EXPENSE (INCOME):
Interest expense, net	33.2	30.4	63.2	64.7
Loss on extinguishment of debt	5.7	10.5	5.7	62.4
Earnings recognized from NCM	(3.4)	(3.5)	(12.2)	(16.8)
Other, net	(7.9)	(7.8)	(17.0)	(11.0)
TOTAL OTHER EXPENSE, NET	27.6	29.6	39.7	99.3
INCOME BEFORE INCOME TAXES	87.5	56.2	125.8	56.8
PROVISION FOR INCOME TAXES	34.2	22.4	49.5	24.3
NET INCOME	53.3	33.8	76.3	32.5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.1	—	0.2	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$53.4	$33.8	$76.5	$32.6
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 8):
Basic	$0.34	$0.22	$0.49	$0.21
Diluted	$0.34	$0.22	$0.49	$0.21
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,678	155,287	155,678	155,285
Diluted	156,436	156,217	156,510	156,196
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.44	$0.44

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended June 30, 2015	Quarter Ended June 26, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
NET INCOME	$53.3	$33.8	$76.3	$32.5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(0.7)	(0.8)	(2.4)	(1.3)
Amounts reclassified to net income from interest rate swaps	0.9	0.8	1.7	1.6
Change in fair value of available for sale securities	(0.1)	0.3	0.1	1.2
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.6)
Change in fair value of equity method investee interest rate swap	0.1	(0.5)	(0.5)	(0.7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.2	(0.7)	(1.1)	0.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	53.5	33.1	75.2	32.7
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	—	0.2	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$53.6	$33.1	$75.4	$32.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76.3	$32.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108.2	102.4
Amortization of debt discount	0.1	—
Amortization of debt acquisition costs	2.4	2.4
Share-based compensation expense	3.9	4.2
Deferred income tax benefit	(12.8)	(0.5)
Net loss on disposal and impairment of operating assets and other	5.9	3.6
Equity in income of non-consolidated entities	(16.9)	(10.6)
Loss on extinguishment of debt	5.7	62.4
Gain on sale of available for sale securities	—	(2.0)
Non-cash loss on interest rate swaps	0.2	—
Non-cash rent income	(2.8)	(0.4)
Cash distribution on DCIP investment	2.0	—
Excess cash distribution on NCM shares	7.5	8.1
Landlord contributions	14.1	1.7
Changes in operating assets and liabilities:
Trade and other receivables	63.8	57.3
Inventories	(1.6)	1.0
Prepaid expenses and other assets	(1.4)	(3.9)
Accounts payable	39.3	1.3
Income taxes payable	9.2	(1.2)
Deferred revenue	(14.8)	(17.1)
Accrued expenses and other liabilities	1.3	(28.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	289.6	212.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71.1)	(57.5)
Proceeds from disposition of assets	—	1.7
Investment in non-consolidated entities	(0.3)	(1.1)
Change in other long-term assets	—	2.7
Proceeds from sale of available for sale securities	—	6.0
NET CASH USED IN INVESTING ACTIVITIES	(71.4)	(48.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(70.2)	(69.9)
Payments on long-term obligations	(9.6)	(12.9)
Proceeds from stock option exercises	—	0.1
Landlord contributions received from amended lease financing arrangements	2.3	—
Cash paid for tax withholdings and other	(4.4)	(3.9)
Proceeds from Amended Senior Credit Facility, net of discount	963.3	—
Payoff of Prior Senior Credit Facility	(963.2)	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	—	775.0
Cash used to repurchase Regal 9 1/8% Senior Notes	—	(336.3)
Cash used to repurchase Regal 8 5/8% Senior Notes	—	(428.0)
Payment of debt acquisition costs	(13.2)	(14.4)
Purchase of noncontrolling interest	(2.6)	—
NET CASH USED IN FINANCING ACTIVITIES	(97.6)	(90.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	120.6	74.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147.1	280.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267.7	$355.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$44.3	$36.6
Cash paid for interest	$61.2	$76.6
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.0	$5.9
Increase in property and equipment and other from amended lease financing arrangements	$4.1	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND JUNE 26, 2014

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

Regal operates the largest theatre circuit in the United States, consisting of 7,324 screens in 569 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 30, 2015. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective for the Company's current fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 30, 2015, the unaudited condensed consolidated statements of income and comprehensive income for the quarters and two quarters ended June 30, 2015 and June 26, 2014, and the unaudited condensed consolidated statements of cash flows for the two quarters ended June 30, 2015 and June 26, 2014 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The January 1, 2015 unaudited condensed consolidated balance sheet information is derived from the 2014 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarters and two quarters ended June 30, 2015 are not necessarily indicative of the operating results that may be achieved for the full 2015 fiscal year.

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

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the two quarters ended June 30, 2015 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$—	$—	$—
Receipt of additional common units(1)	9.0	(9.0)	—	—	—
Receipt of excess cash distributions(2)	(4.7)	—	12.2	(7.5)	—
Receipt under tax receivable agreement(2)	(2.8)	—	7.7	(4.9)	—
Revenues earned under ESA(3)	—	—	8.4	—	(8.4)
Amortization of deferred revenue(4)	—	5.3	—	—	(5.3)
Equity loss attributable to additional common units(5)	(0.2)	—	—	0.2	—
Balance as of and for the period ended June 30, 2015	$158.7	$(432.2)	$28.3	$(12.2)	$(13.7)
 ________________________________

(1)
On March 17, 2015, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 17, 2015, the Company recorded an increase to its investment in National CineMedia of $9.0 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 26.4 million common units. As a result, on a fully diluted basis, we own a 20.2% interest in NCM, Inc. as of June 30, 2015.

(2)
During the two quarters ended June 30, 2015 the Company received $19.9 million in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $7.7 million received under the tax receivable agreement described in Note 4 to the 2014 Audited Consolidated Financial Statements of the Company). Approximately $7.5 million of these cash distributions received during the two quarters ended June 30, 2015 were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during the period and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $8.4 million for the two quarters ended June 30, 2015 pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $6.0 million for the two quarters ended June 30, 2015 for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(5)
Amounts represent the Company’s share in the net income (loss) of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements.    On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision") for $375 million, consisting of cash and NCM, Inc. common stock. On November 3, 2014, the U.S. Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision.  On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. The termination of the merger agreement was effective upon NCM Inc.’s payment of a $26.8 million termination payment to Screenvision. National CineMedia indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bore a pro rata portion of this fee (along with approximately $14.1 million of associated merger costs) based upon their respective ownership percentage in National CineMedia. The Company recorded the impact of its pro rata portion of this fee and associated merger costs as a $3.3 million reduction of equity earnings in NCM during the two quarters ended June 30, 2015.

As of June 30, 2015, approximately $3.0 million and $1.4 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of January 1, 2015, approximately $2.7 million and $1.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended June 30, 2015. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters ended April 2, 2015 and March 27, 2014 is as follows (in millions):

	Quarter Ended April 2, 2015	Quarter Ended March 27, 2014
Revenues	$76.9	$70.2
Income (loss) from operations	(24.2)	12.8
Net loss	(38.7)	(2.8)

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of June 30, 2015 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the two quarters ended June 30, 2015 is as follows (in millions):

Balance as of January 1, 2015	$126.3
Equity contributions	0.3
Equity in earnings of DCIP(1)	15.9
Receipt of cash distributions(2)	(2.0)
Change in fair value of equity method investee interest rate swap transactions	(0.8)
Balance as of June 30, 2015	$139.7
 ________________________________

(1)	Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

(2)	Represents cash distributions from DCIP as a return on its investment.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the 2014 Audited Consolidated Financial Statements. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of June 30, 2015, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the two quarters ended June 30, 2015 and June 26, 2014, the Company incurred total rent expense of approximately $2.7 million and $5.0 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and two quarters ended June 30, 2015 and June 30, 2014 is as follows (in millions):

	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 30, 2014
Net revenues	$39.9	$43.4	$80.6	$86.1
Income from operations	23.0	26.7	46.8	51.0
Net income	16.5	19.1	34.0	24.6

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of June 30, 2015, and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through June 30, 2015 continued to be in excess of the Company's initial $30.0 million commitment by approximately $8.4 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the two quarters ended June 30, 2015 is as follows (in millions):

Balance as of January 1, 2015	$(10.0)
Equity in earnings attributable to Open Road Films(1)	—
Balance as of June 30, 2015	$(10.0)
________________________________

(1)
Represents the Company’s recorded share of the net income of Open Road Films. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and two quarters ended June 30, 2015 and June 30, 2014 is as follows (in millions):

	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 30, 2014
Revenues	$31.7	$49.8	$68.5	$91.5
Loss from operations	(8.7)	(1.6)	(5.6)	(18.4)
Net loss	(9.3)	(2.1)	(6.8)	(19.5)

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  In connection with the RealD, Inc. motion picture license agreement, the Company received 1,222,780 shares of RealD, Inc. common stock during fiscal 2010. During fiscal 2013 and 2014, the Company sold 900,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $15.42 per share. During the two quarters ended June 30, 2015, the Company recorded a net increase to its investment in RealD, Inc. of approximately $0.2 million and a corresponding net decrease to "Accumulated other comprehensive loss, net" of $0.1 million, net of tax. The carrying value of the Company’s investment in RealD, Inc. as of June 30, 2015 was approximately $4.0 million. The Company has recorded this investment within "Other Non-Current Assets." See Note 11—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc.

Investment in AC JV, LLC
On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The Company’s investment in AC JV is included as a component of "Other Non-Current Assets." The change in the carrying amount of our investment in AC JV for the two quarters ended June 30, 2015 is as follows (in millions):

Balance as of January 1, 2015	$8.1
Equity in earnings attributable to AC JV, LLC(1)	1.3
Balance as of June 30, 2015	$9.4
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV, LLC. Such amount is presented as a component of “Other, net” in the accompanying unaudited condensed consolidated statement of income.

Investment in Digital Cinema Distribution Coalition
The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of June 30, 2015. The Company’s investment in DCDC is included within "Other Non-Current Assets." The carrying value of the Company's investment in DCDC was approximately $2.5 million as of June 30, 2015.

3. DEBT OBLIGATIONS

Debt obligations at June 30, 2015 and January 1, 2015 consist of the following (in millions):

	June 30, 2015	January 1, 2015
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$963.4	$965.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.29% as of June 30, 2015, maturing in various installments through November 2028	94.6	94.5
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	12.2	13.1
Other	10.6	11.8
Total debt obligations	2,355.8	2,360.2
Less current portion	26.5	26.6
Total debt obligations, less current portion	$2,329.3	$2,333.6

Regal Cinemas Seventh Amended and Restated Credit Agreement— On April 2, 2015, Regal Cinemas entered into a seventh amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG as Administrative Agent (“Credit Suisse AG”) and the lenders party thereto which amends, restates and refinances the sixth amended and restated credit agreement (the “Prior Senior Credit Facility”) described further in Note 5 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of a term loan facility (the “New Term Facility”) in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and a revolving credit facility (the “New Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the quarter ended June 30, 2015.

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

The Amended Senior Credit Facility requires that Regal Cinemas and its subsidiaries comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends. The Amended Senior Credit Facility also limits capital expenditures to an amount not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year. Among other things, such limitations will restrict the ability of Regal Cinemas to fund the operations of Regal or any subsidiary of Regal that is not a subsidiary of Regal Cinemas which guaranties the obligations under Amended Senior Credit Facility.

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

As of June 30, 2015 and January 1, 2015, borrowings of $963.4 million (net of debt discount) and $965.8 million, respectively, were outstanding under the New Term Facility and term facility under the Prior Senior Credit Facility at an effective interest rate of 4.23% (as of June 30, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps described below is taken into account.

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

The 5 3/4% Senior Notes Due 2022 bear interest at a rate of 5.75% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2014. The 5 3/4% Senior Notes Due 2022 will mature on March 15, 2022. The 5 3/4% Senior Notes Due 2022 are the Company’s senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s future subordinated indebtedness. The 5 3/4% Senior Notes Due 2022 are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries guaranty any of the Company’s obligations with respect to the 5 3/4% Senior Notes Due 2022.

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

The 5 3/4% Senior Notes Due 2025 bear interest at a rate of 5.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2013. The 5 3/4% Senior Notes Due 2025 will mature on February 1, 2025. The 5 3/4% Senior Notes Due 2025 are the Company's senior unsecured obligations. They rank equal in right of payment with all of the Company's existing and future senior unsecured indebtedness and prior to all of the Company's future subordinated indebtedness. The 5 3/4% Senior Notes Due 2025 are effectively subordinated to all of the Company's future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries. None of the Company's subsidiaries guaranty any of the Company's obligations with respect to the 5 3/4% Senior Notes Due 2025.

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

The 5 3/4% Senior Notes Due 2023 bear interest at a rate of 5.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2013. The 5 3/4% Senior Notes Due 2023 will mature on June 15, 2023. The 5 3/4% Senior Notes Due 2023 are the Company’s senior unsecured obligations. They rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and prior to all of the Company’s future subordinated indebtedness. The 5 3/4% Senior Notes Due 2023 are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. None of the Company’s subsidiaries will guaranty any of the Company’s obligations with respect to the 5 3/4% Senior Notes Due 2023.

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

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. In connection with the acquisition of Hollywood Theaters the Company assumed approximately $40.4 million of lease financing obligations associated with 14 acquired theatres. As of June 30, 2015, such obligations have a weighted average interest rate of approximately 10.9% and mature in various installments through November 2028.

As a result of certain lease extensions effected during the two quarters ended June 30, 2015, the Company increased the carrying amount of its lease financing obligations by approximately $5.1 million (an amount equal to the present value of the revised lease payments at the date of the lease extensions).

Other Long-Term Obligations— Other long-term obligations, including capital lease obligations, not explicitly discussed herein are described in Note 5 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of June 30, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

4. INCOME TAXES

The provision for income taxes of $34.2 million and $22.4 million for the quarters ended June 30, 2015 and June 26, 2014, respectively, reflect effective tax rates of approximately 39.1% and 39.9%, respectively. The provision for income taxes of $49.5 million and $24.3 million for the two quarters ended June 30, 2015 and June 26, 2014, respectively, reflect effective tax rates of approximately 39.3% and 42.8%, respectively. The decrease in the effective tax rate for the quarter ended June 30, 2015 is primarily attributable to a decrease in the effective tax rates in certain states during the quarter ended June 30, 2015. The decrease in the effective tax rate for the two quarters ended June 30, 2015 is primarily attributable to the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the two quarters ended June 26, 2014, which was not deductible in certain states. The effective tax rates for the quarters and two quarters ended June 30, 2015 and June 26, 2014 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 30, 2015 and January 1, 2015 of $34.8 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal or U.S. Territory examinations for years before 2011, and with limited exceptions, state examinations by tax authorities for years before 2010. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  During the quarter ended June 30, 2015, the Internal Revenue Service (“IRS”) closed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed.

5. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 30, 2015, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;

•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of June 30, 2015, 132,763,329 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 30, 2015, all of which are beneficially owned by Anschutz Company and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 30, 2015. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2014 Audited Consolidated Financial Statements, incorporated by reference herein.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 30, 2015.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of June 30, 2015, 4,322,106 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of June 30, 2015, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted or exercised during the quarter and two quarters ended June 30, 2015 and no compensation expense related to stock options was recorded during such periods. For the two quarters ended June 26, 2014, the unaudited condensed consolidated statement of cash flows reflects $0.1 million of proceeds from the exercise of stock options.

Restricted Stock

As described further in Note 9 to the 2014 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the two quarters ended June 30, 2015, 228,116 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 28, 2015) was $20.99 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the two quarters ended June 30, 2015, the Company withheld approximately 203,271 shares of restricted stock at an aggregate cost of approximately $4.2 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 592,893 restricted stock awards.  In addition, during the two quarters ended June 30, 2015, 306,696 performance share awards (originally granted on January 11, 2012 and June 25, 2012) were effectively converted to shares of restricted common stock.  As of the calculation dates, which were January 11, 2015 and June 25, 2015, threshold performance goals for these awards were satisfied, and therefore, all 306,696 outstanding performance shares were converted to restricted shares as of such dates. These awards are scheduled to fully vest on January 11, 2016 and June 25, 2016, the one year anniversary of the calculation dates.

During the quarters ended June 30, 2015 and June 26, 2014, the Company recognized approximately $1.0 million of share-based compensation expense related to restricted share grants.  During the two quarters ended June 30, 2015 and June 26, 2014, the Company recognized approximately $1.9 million and $2.0 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses."  The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 30, 2015, we have unrecognized compensation expense of $6.6 million associated with restricted stock awards.

The following table represents the restricted stock activity for the two quarters ended June 30, 2015:

Unvested at beginning of period	885,365
Granted during the period	228,116
Vested during the period	(592,893)
Forfeited during the period	(33,316)
Conversion of performance shares during the period	306,696
Unvested at end of period	793,968

During the two quarters ended June 30, 2015, the Company paid two cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.4 million.  During the two quarters ended June 26, 2014, the Company paid two cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.4 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the two quarters ended June 30, 2015, 234,177 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2015 proxy statement filed with the Commission on April 13, 2015, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 28, 2018 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 28, 2019 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 28, 2015) was $20.99 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended June 30, 2015 and June 26, 2014, the Company recognized approximately $1.2 million and $1.3 million, respectively, of share-based compensation expense related to performance share grants. During the two quarters ended June 30, 2015 and June 26, 2014, the Company recognized approximately $2.0 million and $2.2 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of June 30, 2015, we have unrecognized compensation expense of $8.4 million associated with performance share units. During the two quarters ended June 30, 2015, 306,696 performance share awards (originally granted on January 11, 2012 and June 25, 2012) were effectively converted to shares of restricted common stock.  As of the calculation dates, which were January 11, 2015 and June 25, 2015, threshold performance goals for these awards were satisfied, and therefore, all 306,696 outstanding performance shares were converted to restricted shares as of such dates.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 30, 2015:

Unvested at beginning of period	812,927
Granted (based on target) during the period	234,177
Cancelled/forfeited during the period	(24,396)
Conversion to restricted shares during the period	(306,696)
Unvested at end of period	716,012

In connection with the conversion of the above 306,696 performance shares, during two quarters ended June 30, 2015, the Company paid cumulative cash dividends of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) and $4.58 (representing the sum of all cash dividends paid from June 25, 2012 through June 25, 2015) on each performance share converted, totaling approximately $1.4 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

6. COMMITMENTS AND CONTINGENCIES

The Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant, antitrust, vendor and other third party disputes, tax disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

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

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it has opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the United States Department of Justice, Antitrust Division, as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2.  The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including NCM. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company intends to cooperate with these investigations and any other related Federal or state investigations to the extent any are undertaken.  The DOJ and various state investigations may also give rise to additional lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its participation in NCM and other joint ventures, and while we do not believe that any DOJ or state attorney general investigation of movie clearances or any communications or cooperation involving the Company and AMC or Cinemark will produce evidence that the Company has engaged in any anticompetitive conduct in violation of Federal or state antitrust or competition laws, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

On June 17, 2014, Starlight Cinemas, Inc. ("Starlight") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. Starlight alleges, among other things, that Regal has adversely affected Starlight's ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. Starlight is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct.  Regal filed a motion to dismiss all claims.  The United States District Court for the Central District of California granted the motion on October 23, 2014. Starlight’s subsequent attempts to file an amended complaint were struck and denied.  On February 5, 2015, Starlight filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit and an opening brief on July 16, 2015.  Regal’s answering brief is due by August 19, 2015.  Starlight has also filed a Motion for Summary Reversal, to which Regal filed on opposition on July 30, 2015. Management believes that the allegations and claims are without merit and intends to vigorously defend against the Starlight's claims if Starlight pursues the case.

On July 23, 2015, Regal accepted service of a complaint filed by Cinema Village, Cinemart (“Cinemart”), which was filed in the U.S. District Court for the Southern District of New York.  Cinemart alleges among other things, that as a result of a clearance, the Company adversely affected the plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Forest Hills, New York theatre. Management does not believe that the Company has engaged in any anticompetitive conduct relating to these claims, and intends to vigorously defend the Company.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $4.0 million as of June 30, 2015. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

7. RELATED PARTY TRANSACTIONS

During the quarters ended June 30, 2015 and June 26, 2014, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. During the two quarters ended June 30, 2015 and June 26, 2014, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended June 30, 2015 and June 26, 2014, the Company received approximately $0.3 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During the two quarters ended June 30, 2015 and June 26, 2014, the Company received approximately $0.4 million and $0.2 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended June 30, 2015		Quarter Ended June 26, 2014		Two Quarters Ended June 30, 2015		Two Quarters Ended June 26, 2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$45.3	$8.1	$28.6	$5.2	$64.8	$11.7	$27.6	$5.0
Denominator:
Weighted average common shares outstanding (in thousands)	131,969	23,709	131,578	23,709	131,969	23,709	131,576	23,709
Basic earnings per share	$0.34	$0.34	$0.22	$0.22	$0.49	$0.49	$0.21	$0.21
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$45.3	$8.1	$28.6	$5.2	$64.8	$11.7	$27.6	$5.0
Reallocation of earnings as a result of conversion of Class B to Class A shares	8.1	—	5.2	—	11.7	—	5.0	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—	—
Allocation of earnings	$53.4	$8.1	$33.8	$5.2	$76.5	$11.7	$32.6	$5.0
Denominator:
Number of shares used in basic computation (in thousands)	131,969	23,709	131,578	23,709	131,969	23,709	131,576	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Stock options	—	—	—	—	—	—	1	—
Restricted stock and performance shares	758	—	930	—	832	—	910	—
Number of shares used in per share computations (in thousands)	156,436	23,709	156,217	23,709	156,510	23,709	156,196	23,709
Diluted earnings per share	$0.34	$0.34	$0.22	$0.22	$0.49	$0.49	$0.21	$0.21

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is tentatively effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

           In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company does not anticipate the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The standard requires retrospective application and the Company expects to adopt ASU 2015-03 as of the beginning of fiscal 2016. The Company does not anticipate the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements and related disclosures.

10. DERIVATIVE INSTRUMENTS

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations under Regal Cinemas' Amended Senior Credit Facility. Certain of these interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings. In the event that an interest rate swap is terminated or de-designated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 11—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Below is a summary of Regal Cinemas' current interest rate swap agreements as of June 30, 2015:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at June 30, 2015	Balance Sheet Location
$200.0 million	June 30, 2012	1.820%	3-month LIBOR	June 30, 2015	No	$—	N/A
$100.0 million	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015	No	$(0.5) million	See Note 11
$150.0 million	April 2, 2015	1.220%	1-month LIBOR*	December 31, 2016	Yes	$(0.7) million	See Note 11
$200.0 million	June 30, 2015	2.165%	1-month LIBOR*	June 30, 2018	Yes	$(5.0) million	See Note 11
________________________________
* Subject to a 0.75% LIBOR floor

On April 2, 2015, Regal Cinemas amended two of its existing interest rate swap agreements originally designated as cash flow hedges on $350.0 million of variable rate debt obligations. Since the terms of the interest rate swaps designated in the original cash flow hedge relationships changed with these amendments, we de-designated the original hedge relationships and re-designated the amended interest rate swaps in new cash flow hedge relationships as of the amendment date of April 2, 2015.

No amendments or modifications were made to the two remaining interest swap agreements (originally designated to hedge $300.0 million of variable rate debt obligations). These swaps no longer meet the highly effective qualification for cash flow hedge accounting. Accordingly the two remaining hedge relationships were de-designated effective April 2, 2015. Since these interest rate swaps no longer qualified for cash flow hedge accounting treatment, the change in their fair values since de-designation is recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the interest rate swaps’ gains or losses reported as a component of interest expense during the period of change. On June 30, 2015, one of these interest rate swap agreements designated to hedge $200.0 million of variable rate debt obligations expired.

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	After-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Quarter Ended June 30, 2015	Quarter Ended June 26, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.7)	$(0.8)	$(2.4)	$(1.3)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Quarter Ended June 30, 2015	Quarter Ended June 26, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps(1)	$1.6	$1.3	$2.9	$2.6
________________________________

(1)
We estimate that $4.3 million of deferred pre-tax losses attributable to these interest rate swaps will be reclassified into earnings as interest expense during the next 12 months as the underlying hedged transactions occur.

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the quarters and two quarters ended June 30, 2015 and June 26, 2014 were as follows (in millions):

	Interest Rate Swaps
	Quarter Ended June 30, 2015	Quarter Ended June 26, 2014
Accumulated other comprehensive loss, net, beginning of period	$(3.8)	$(3.7)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $0.5 and $0.6, respectively	(0.7)	(0.8)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $0.7 and $0.5, respectively	0.9	0.8
Accumulated other comprehensive loss, net, end of period	$(3.6)	$(3.7)

	Interest Rate Swaps
	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
Accumulated other comprehensive loss, net, beginning of period	$(2.9)	$(4.0)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $1.6 and $0.9, respectively	(2.4)	(1.3)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $1.2 and $1.0, respectively	1.7	1.6
Accumulated other comprehensive loss, net, end of period	$(3.6)	$(3.7)

The following table sets forth the effect of our interest rate swap arrangements on our unaudited condensed statements of operations for the quarters and two quarters ended June 30, 2015 and June 26, 2014 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Quarter Ended June 30, 2015	Quarter Ended June 26, 2014	Two Quarters Ended June 30, 2015	Two Quarters Ended June 26, 2014
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$0.2	$—	$0.2	$—

Derivatives not designated as cash flow hedges:
Interest rate swaps (2)	$1.0	$—	$1.0	$—
 ________________________________

(1)
During the quarter ended June 30, 2015, the Company recognized $0.2 million (the ineffective portion of the change in fair value of the hedging derivatives) as a reduction of interest expense in the consolidated financial statements.

(2)
During the quarter ended June 30, 2015, the Company recognized $1.0 million (the change in fair value of the former hedging derivatives) as a reduction of interest expense in the consolidated financial statements.

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

Level 1 Inputs:                               Quoted market prices in active markets for identical assets or liabilities.

Level 2 Inputs:                               Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 Inputs:                               Unobservable inputs that are not corroborated by market data.

The following tables summarize the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2015 and January 1, 2015:

			Fair Value Measurements at June 30, 2015
	Balance Sheet Location	Total Carrying Value at June 30, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$4.0	$4.0	$—	$—
Total assets at fair value		$4.0	$4.0	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$3.4	$—	$3.4	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$2.3	$—	$2.3	$—
Interest rate swap not designated as cash flow hedge (2)	Accrued Expenses	$0.5	$—	$0.5	$—
Total liabilities at fair value		$6.2	$—	$6.2	$—

		Total Carrying Value at January 1, 2015	Fair Value Measurements at January 1, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.8	$3.8	$—	$—
Total assets at fair value		$3.8	$3.8	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$4.6	$—	$4.6	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$0.1	$—	$0.1	$—
Total liabilities at fair value		$4.7	$—	$4.7	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., further described in Note 2—"Investments."  The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available for sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. The fair value of the 322,780 RealD, Inc. common shares held as of June 30, 2015 and January 1, 2015 was based on the publicly traded common stock price of RealD, Inc. of $12.33 per share and $11.80 per share, respectively.

(2)
The fair value of the Company’s interest rate swaps described in Note 10—"Derivative Instruments" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters and two quarters ended June 30, 2015 and June 26, 2014.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $1.9 million and $3.7 million, respectively, for the two quarters ended June 30, 2015 and June 26, 2014.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the two quarters ended June 30, 2015 and June 26, 2014.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 3—"Debt Obligations," which consists of the New Term Facility and the New Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of June 30, 2015 and January 1, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023, were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at June 30, 2015 and January 1, 2015 consist of the following:

	June 30, 2015	January 1, 2015
	(in millions)
Carrying value	$2,238.4	$2,240.8
Fair value	$2,247.7	$2,147.6

12. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the two quarters ended June 30, 2015 and June 26, 2014, the change in accumulated other comprehensive loss, net by component (in millions):

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swap	Total
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.4)	—	—	(2.4)
Amounts reclassified to net income from interest rate swaps	1.7	—	—	1.7
Change in fair value of available for sale securities	—	0.1	—	0.1
Change in fair value of equity method investee interest rate swap	—	—	(0.5)	(0.5)
Total other comprehensive income (loss), net of tax	(0.7)	0.1	(0.5)	(1.1)
Balance as of June 30, 2015	$(3.6)	$0.8	$0.2	$(2.6)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swap	Total
Balance as of December 26, 2013	$(4.0)	$0.2	$1.4	$(2.4)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(1.3)	—	—	(1.3)
Amounts reclassified to net income from interest rate swaps	1.6	—	—	1.6
Change in fair value of available for sale securities	—	1.2	—	1.2
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.6)	—	(0.6)
Change in fair value of equity method investee interest rate swap	—	—	(0.7)	(0.7)
Total other comprehensive income (loss), net of tax	0.3	0.6	(0.7)	0.2
Balance as of June 26, 2014	$(3.7)	$0.8	$0.7	$(2.2)

13. SALE-LEASEBACK TRANSACTIONS

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

On March 27, 2015, the nine operating properties were sold to a third party buyer and the Master Lease and related agreements associated with the December 1995 sale and leaseback transaction were terminated.  Upon termination of the Master Lease, United Artists entered into new lease agreements for the nine operating properties. As part of the transaction, United Artists received a reimbursement of its January 2015 rent payment under the Master Lease totaling approximately $4.9 million and received approximately $3.2 million in landlord contributions for three properties that it expects to renovate as part of the transaction. In addition, United Artists is expected to receive an additional $3.2 million of landlord contributions at various milestones starting with commencement of renovation of the three properties. The new lease agreements associated with the three properties each carry an initial base rent term of 15 years beginning at the completion of renovation, and in the interim, provide for contingent rentals based on the revenue results of the underlying theatres. The new lease agreements associated with the six remaining properties each carry a maturity date of December 31, 2016, the same maturity date under the former Master Lease. All nine lease agreements provide for the payment of taxes, insurance, and other costs applicable to the properties and have been accounted for as operating leases for accounting purposes.  The pass-through certificates fully matured on July 1, 2015.

14. SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On July 30, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2015, to stockholders of record on September 4, 2015.

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,324 screens in 569 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 30, 2015. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of June 30, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

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

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the two quarters ended June 30, 2015 ("Fiscal 2015 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2015 Period totaled approximately $70.2 million.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts. First, we continued to focus on improving customer amenities, including our planned installation of luxury reclining seats in approximately 500 auditoriums during fiscal 2015 (the costs of these conversions in some cases are partially covered by investments from our theatre landlords). As of June 30, 2015, we offered luxury reclining seating in 489 auditoriums at 49 select theatre locations. Secondly, we continued the expansion of our menu of food and alcoholic beverage offerings to additional theatre locations. As of June 30, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 217 locations and by the end of fiscal 2015, we expect to offer an expanded menu of food in approximately 185 locations and alcoholic beverages in approximately 135 locations. Third, we continued to install additional premium screens, including additional IMAX® digital projection systems and our proprietary large screen format, RPXSM, which allows us to offer our patrons all-digital, large format premium experiences at select theatre locations. Finally, we have continued the growth and expansion of our frequent moviegoer loyalty program, the Regal Crown Club®, which now has approximately 13.4 million members.

•
We continued to actively manage our asset base during the Fiscal 2015 Period by opening one new theatre with 12 screens and closing six underperforming theatres with 55 screens, ending the Fiscal 2015 Period with 569 theatres and 7,324 screens.

We believe the continued rollout of customer amenities and engagement initiatives, the broadening of our food and alcoholic beverage offerings, coupled with the product-driven success of our IMAX® screens and growing portfolio of RPXSM screens, allow us to deliver a premium movie-going experience for substantially all of our customers. We believe this strategy will enable us to differentiate our services in certain markets and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

On July 30, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2015, to stockholders of record on September 4, 2015.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s second fiscal quarter of 2015 were estimated to have increased by approximately 11 percent in comparison to the second fiscal quarter of 2014. The industry’s box office results for the second quarter of 2015 were positively impacted by the commercial success of the top tier films exhibited during the quarter, including Jurassic World, Avengers: Age of Ultron and Furious 7.

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

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended June 30, 2015 ("Q2 2015 Period"), the quarter ended June 26, 2014 ("Q2 2014 Period"), the Fiscal 2015 Period and the two quarters ended June 26, 2014 ("Fiscal 2014 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q2 2015 Period		Q2 2014 Period		Fiscal 2015 Period		Fiscal 2014 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$568.6	65.9%	$517.0	67.1%	$1,022.7	65.8%	$1,006.6	67.2%
Concessions	247.7	28.7	212.3	27.6	445.9	28.7	413.0	27.6
Other operating revenues	46.5	5.4	41.0	5.3	85.5	5.5	77.6	5.2
Total revenues	862.8	100.0	770.3	100.0	1,554.1	100.0	1,497.2	100.0
Operating expenses:
Film rental and advertising costs(1)	314.7	55.3	273.5	52.9	549.0	53.7	528.5	52.5
Cost of concessions(2)	34.4	13.9	28.3	13.3	60.4	13.5	54.6	13.2
Rent expense(3)	106.6	12.4	106.3	13.8	210.3	13.5	210.9	14.1
Other operating expenses(3)	214.7	24.9	203.1	26.4	416.9	26.8	404.2	27.0
General and administrative expenses (including share-based compensation of $2.2 and $2.3 for the Q2 2015 Period and Q2 2014 Period, respectively, and $3.9 and $4.2 for the Fiscal 2015 Period and Fiscal 2014 Period, respectively)(3)	19.3	2.2	18.3	2.4	37.9	2.4	36.9	2.5
Depreciation and amortization(3)	54.0	6.3	51.0	6.6	108.2	7.0	102.4	6.8
Net loss on disposal and impairment of operating assets(3)	4.0	0.5	4.0	0.5	5.9	0.4	3.6	0.2
Total operating expenses(3)	747.7	86.7	684.5	88.9	1,388.6	89.4	1,341.1	89.6
Income from operations(3)	115.1	13.3	85.8	11.1	165.5	10.6	156.1	10.4
Interest expense, net(3)	33.2	3.8	30.4	3.9	63.2	4.1	64.7	4.3
Loss on extinguishment of debt(3)	5.7	0.7	10.5	1.4	5.7	0.4	62.4	4.2
Earnings recognized from NCM(3)	(3.4)	0.4	(3.5)	0.5	(12.2)	0.8	(16.8)	1.1
Other, net(3)	(7.9)	0.9	(7.8)	1.0	(17.0)	1.1	(11.0)	0.7
Provision for income taxes(3)	34.2	4.0	22.4	2.9	49.5	3.2	24.3	1.6
Net income attributable to controlling interest(3)	$53.4	6.2	$33.8	4.4	$76.5	4.9	$32.6	2.2
Attendance (in thousands)	59,078	*	56,085	*	109,683	*	111,221	*
Average ticket price(4)	$9.62	*	$9.22	*	$9.32	*	$9.05	*
Average concessions per patron(5)	$4.19	*	$3.79	*	$4.07	*	$3.71	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q2 2015 Period, total admissions revenues increased $51.6 million, or 10.0%, to $568.6 million, from $517.0 million in the Q2 2014 Period.  A 5.3% increase in attendance (approximately $27.4 million of total admissions revenues), coupled with a 4.3% increase in average ticket prices (approximately $24.2 million of total admissions revenues) led to the increase in the Q2 2015 Period admissions revenues. The increase in attendance during the Q2 2015 Period was primarily a result of the commercial success of the top tier films exhibited during the second quarter of 2015. For the Q2 2015

Period, the 4.3% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Q2 2015 Period. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly less than the industry’s per screen results for the Q2 2015 Period as compared to the Q2 2014 Period. We believe the less than industry increase in admissions revenues on a per screen basis in the Q2 2015 Period was primarily attributable to geographical differences in film product performance and investment in new theatres and customer amenities offered by our competitors. However, we are optimistic that these investments and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Total admissions revenues increased $16.1 million, or 1.6%, during the Fiscal 2015 Period to $1,022.7 million, from $1,006.6 million in the Fiscal 2014 Period.  A 3.0% increase in average ticket prices (approximately $29.6 million of total admissions revenues), partially offset by a 1.4% decrease in attendance (approximately $13.5 million of total admissions revenues) led to the increase in the Fiscal 2015 Period admissions revenues. For the Fiscal 2015 Period, the 3.0% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2015 Period. The decrease in attendance during the Fiscal 2015 Period as compared to the Fiscal 2014 Period was primarily related to the timing of our fiscal calendar. The Fiscal 2014 Period, which consisted of 182 fiscal days, included six days after Christmas through New Year's Day, a traditionally high attendance period for the Company and the industry, while the Fiscal 2015 Period included 180 fiscal days and did not include any days during the Christmas to New Year's Day period. The six days of operations between Christmas and New Year's Day were significant in that they accounted for approximately 7.8 million attendees, or 7.0%, of the Fiscal 2014 Period total attendance and contributed to approximately $68.9 million, or 6.8%, of the Fiscal 2014 Period total admissions revenues.

Concessions

During the Q2 2015 Period, total concessions revenues increased $35.4 million, or 16.7%, to $247.7 million, from $212.3 million in the Q2 2014 Period. Average concessions revenues per patron during the Q2 2015 Period increased 10.6%, to $4.19, from $3.79 in the Q2 2014 Period. The 10.6% increase in average concessions revenues per patron (approximately $23.6 million of total concessions revenues), coupled with the 5.3% increase in attendance (approximately $11.8 million of total concessions revenues) led to the increase in the Q2 2015 Period concessions revenues. The increase in average concessions revenues per patron for the Q2 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.

Total concessions revenues increased $32.9 million, or 8.0%, to $445.9 million in the Fiscal 2015 Period, from $413.0 million in the Fiscal 2014 Period. Average concessions revenues per patron during the Fiscal 2015 Period increased 9.7%, to $4.07, from $3.71 in the Fiscal 2014 Period. A 9.7% increase in average concessions revenues per patron (approximately $39.5 million of total concessions revenues), partially offset by a 1.4% decrease in attendance (approximately $6.6 million of total concessions revenues) led to the increase in the Fiscal 2015 Period concessions revenues. The increase in average concessions revenues per patron for the Fiscal 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu. The decrease in attendance during the Fiscal 2015 Period was primarily related to the timing of our fiscal calendar. Attendance for the six days after Christmas through New Year's Day contributed to approximately $27.4 million, or 6.6%, of the Fiscal 2014 Period total concessions revenues.

Other Operating Revenues

During the Q2 2015 Period, other operating revenues increased $5.5 million, or 13.4%, to $46.5 million, from $41.0 million in the Q2 2014 Period. Other operating revenues increased $7.9 million, or 10.2%, to $85.5 million during the Fiscal 2015 Period, from $77.6 million in the Fiscal 2014 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. The increase in other operating revenues during the Q2 2015 Period was primarily due to an increase in revenues from our vendor marketing programs (approximately $2.8 million), increases in other theatre revenues primarily related to internet ticketing surcharges (approximately $1.0 million), and incremental National CineMedia revenues (approximately $1.0 million). During the Fiscal 2015 Period, the increase in other operating revenues was primarily due to an increase in revenues from our vendor marketing programs (approximately $3.0 million), increases in other theatre revenues primarily related to internet ticketing surcharges (approximately $2.0 million), incremental National CineMedia revenues (approximately $1.8 million), and an increase in revenues related to our gift card and discount ticket programs (approximately $1.0 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q2 2015 Period increased to 55.3% from 52.9% in the Q2 2014 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2015 Period increased to 53.7% from 52.5% in the Fiscal 2014 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q2 2015 Period and the Fiscal 2015 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q2 2015 Period.

Cost of Concessions

Cost of concessions increased $6.1 million, or 21.6%, to $34.4 million during the Q2 2015 Period, from $28.3 million in the Q2 2014 Period. Cost of concessions increased $5.8 million, or 10.6%, to $60.4 million during the Fiscal 2015 Period, from $54.6 million in the Fiscal 2014 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2015 Period was approximately 13.9% compared to 13.3% during the Q2 2014 Period. For the Fiscal 2015 Period, cost of concessions as a percentage of concessions revenues was approximately 13.5% compared to 13.2% during the Fiscal 2014 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q2 2015 Period was primarily related to the amount of vendor marketing revenues recorded as a reduction of cost of concessions, the mix of concession products sold and slightly higher raw material and packaged good costs for certain items, partially offset by the impact of the aforementioned price increases during the period. The increase in cost of concessions as a percentage of concessions revenues during the Fiscal 2015 Period was primarily related to the mix of concession products sold and slightly higher raw material and packaged good costs for certain items, partially offset by the impact of the aforementioned price increases during such period.

Rent Expense

During the Q2 2015 Period, rent expense totaled $106.6 million, an increase of $0.3 million, or 0.3%, from $106.3 million in the Q2 2014 Period. During the Fiscal 2015 Period, rent expense totaled $210.3 million, a decrease of $0.6 million, or 0.3%, from $210.9 million in the Fiscal 2014 Period. The increase in rent expense during the Q2 2015 Period was primarily attributable to incremental rent associated with the opening of nine new theatres with 98 screens subsequent to the end of the Q2 2014 Period and higher contingent rent, partially offset by the restructuring of an existing master lease covering nine operating properties described further in Note 13— "Sale-Leaseback Transactions" and the closure of 14 theatres with 123 screens subsequent to the end of the Q2 2014 Period. The decrease in rent expense during the Fiscal 2015 Period was primarily attributable to the restructuring of an existing master lease covering nine operating properties, the closure of 14 theatres with 123 screens subsequent to the end of the Q2 2014 Period, partially offset by incremental rent associated with the opening of nine new theatres with 98 screens subsequent to the end of the Q2 2014 Period .

Other Operating Expenses

Other operating expenses increased $11.6 million, or 5.7%, to $214.7 million during the Q2 2015 Period, from $203.1 million in the Q2 2014 Period. During the Fiscal 2015 Period, other operating expenses increased $12.7 million, or 3.1%, to $416.9 million, from $404.2 million in the Fiscal 2014 Period. The increase in other operating expenses during the Q2 2015 Period was primarily attributable to increases in theatre level payroll expenses (approximately $6.0 million), increased costs associated with higher premium format film revenues (approximately $2.2 million) and increases in non-rent occupancy costs (approximately $1.7 million) during the Q2 2015 Period. During the Fiscal 2015 Period, the increase in other operating expenses was primarily attributable to increases in theatre level payroll expenses (approximately $6.7 million), an increase in alternative content revenues and other theatre operating expenses (approximately $4.7 million) and increases in non-rent occupancy costs (approximately $1.3 million) during the Fiscal 2015 Period.

General and Administrative Expenses

For the Q2 2015 Period, general and administrative expenses increased $1.0 million, or 5.5%, to $19.3 million as compared to $18.3 million in the Q2 2014 Period. General and administrative expenses increased $1.0 million, or 2.7%, to $37.9 million during the Fiscal 2015 Period, from $36.9 million in the Fiscal 2014 Period. The increase in general and administrative expenses during the Q2 2015 Period was primarily attributable to higher legal and professional fees and corporate payroll costs. The increase in general and administrative expenses during the Fiscal 2015 Period was primarily attributable to higher legal and professional fees and corporate payroll costs, partially offset by lower share-based compensation expense and aircraft expenditures during the Fiscal 2015 Period.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, or 5.9%, to $54.0 million during the Q2 2015 Period, from $51.0 million in the Q2 2014 Period. During the Fiscal 2015 Period, depreciation and amortization expense increased $5.8 million, or 5.7%, to $108.2 million, from $102.4 million in the Fiscal 2014 Period. The increase in depreciation and amortization expense during the Q2 2015 Period and the Fiscal 2015 Period was primarily related to the opening of nine new theatres with 98 screens (partially offset by the closure of 14 theatres with 123 screens) subsequent to the end of the Q2 2014 Period and incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats subsequent to the Q2 2014 Period.

Income from Operations

During the Q2 2015 Period, income from operations increased $29.3 million, or 34.1%, to $115.1 million, from $85.8 million in the Q2 2014 Period. Income from operations increased $9.4 million, or 6.0%, to $165.5 million in the Fiscal 2015 Period, from $156.1 million in the Fiscal 2014 Period. The increase in income from operations during the Q2 2015 Period and the Fiscal 2015 Period was primarily attributable to an increase in total revenues, partially offset by increases in certain variable operating expense line items described above.

Interest Expense, net

Net interest expense increased $2.8 million, or 9.2%, to $33.2 million during the Q2 2015 Period, from $30.4 million in the Q2 2014 Period. During the Fiscal 2015 Period, net interest expense decreased $1.5 million, or 2.3%, to $63.2 million, from $64.7 million in the Fiscal 2014 Period. The increase in net interest expense during the Q2 2015 Period was primarily due to incremental interest associated with a higher effective interest rate under the New Term Facility. The decrease in net interest expense during the Fiscal 2015 Period was primarily due to interest savings associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022, partially offset by incremental interest associated with a higher effective interest rate under the New Term Facility.

Earnings Recognized from NCM

During the Q2 2015 Period, earnings recognized from NCM decreased $0.1 million, or 2.9%, to $3.4 million, from $3.5 million in the Q2 2014 Period. Earnings recognized from NCM decreased $4.6 million, or 27.4%, to $12.2 million in the Fiscal 2015 Period, from $16.8 million in the Fiscal 2014 Period. The decrease in earnings recognized from National CineMedia during the Fiscal 2015 Period was primarily attributable to lower earnings of National CineMedia.

Income Taxes

The provision for income taxes of $34.2 million and $22.4 million for the Q2 2015 Period and the Q2 2014 Period, respectively, reflect effective tax rates of approximately 39.1% and 39.9%, respectively. The provision for income taxes of $49.5 million and $24.3 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively, reflect effective tax rates of approximately 39.3% and 42.8%, respectively. The decrease in the effective tax rate for the Q2 2015 Period is primarily attributable to a decrease in the effective tax rates in certain states during the Q2 2015 Period. The decrease in the effective tax rate for the Fiscal 2015 Period is primarily attributable to the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period, which was not deductible in certain states. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q2 2015 Period, net income attributable to controlling interest was $53.4 million, which represents an increase of $19.6 million, from net income attributable to controlling interest of $33.8 million during the Q2 2014 Period. Net income attributable to controlling interest for the Fiscal 2015 Period was $76.5 million, which represents an increase of $43.9 million, from net income attributable to controlling interest of $32.6 million during the Fiscal 2014 Period. The increase in net income attributable to controlling interest for the Q2 2015 Period was primarily attributable to the increase in operating income as described above. The increase in net income attributable to controlling interest for the Fiscal 2015 Period was primarily attributable to the impact of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and to a lesser extent, an increase in operating income as described above.

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

Net cash flows provided by operating activities totaled approximately $289.6 million and $212.9 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $76.7 million increase in net cash flows generated by operating activities for the Fiscal 2015 Period as compared to the Fiscal 2014 Period was caused by a change in working capital activity of approximately $86.7 million and a $10.0 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accounts payable activity and accrued expense and other activity during the Fiscal 2015 Period as compared to the Fiscal 2014 Period. The change in accounts payable activity and accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period.
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

During the Fiscal 2015 Period, we received approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 26.4 million common units. On a fully diluted basis, we own a 20.2% interest in NCM, Inc. as of June 30, 2015.

Net cash flows used in investing activities totaled approximately $71.4 million and $48.2 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $23.2 million increase in cash flows used in investing activities during the Fiscal 2015 Period, as compared to the Fiscal 2014 Period, was primarily attributable a $15.3 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2015 Period and the impact of $6.0 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2014 Period.

Financing Activities

As described further in Note 3—"Debt Obligations," on April 2, 2015, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse AG and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of the New Term Facility in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and the New Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the quarter ended June 30, 2015.

In connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (which are described further in Note 10—"Derivative Instruments") initially designated to hedge $350.0 million of variable rate debt obligations under the prior Senior Credit Facility. The amended interest rate swaps are designated to hedge $350.0 million of variable rate debt obligations under the Amended Credit Facility and require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate.

As of June 30, 2015, we had approximately $963.4 million aggregate principal amount outstanding (net of debt discount) under the New Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of June 30, 2015, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the New Revolving Facility. As of June 30, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On July 30, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2015, to stockholders of record on September 4, 2015. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $97.6 million and $90.3 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $7.3 million increase in cash flows used in financing activities during the Fiscal 2015 Period as compared to the Fiscal 2014 Period was primarily attributable to the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period, partially offset by lower payments on long-term obligations.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $174.8 million and $137.6 million for the Q2 2015 Period and the Q2 2014 Period, respectively, and $297.4 million and $224.0 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The increase in EBITDA for the Q2 2015 Period was primarily attributable to an increase in operating income as described above. The increase in EBITDA for the Fiscal 2015 Period was primarily attributable to the impact of the $62.4 million loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and to a lesser extent, an increase in operating income for the Fiscal 2015 Period as described above.

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

	Q2 2015 Period	Q2 2014 Period	Fiscal 2015 Period	Fiscal 2014 Period
EBITDA	$174.8	$137.6	$297.4	$224.0
Interest expense, net	(33.2)	(30.4)	(63.2)	(64.7)
Provision for income taxes	(34.2)	(22.4)	(49.5)	(24.3)
Deferred income taxes	(9.6)	(0.6)	(12.8)	(0.5)
Changes in operating assets and liabilities	84.3	(7.6)	95.8	9.1
Loss on extinguishment of debt	5.7	10.5	5.7	62.4
Landlord contributions	3.2	0.7	14.1	1.7
Other items, net	(3.3)	(2.9)	2.1	5.2
Net cash provided by operating activities	$187.7	$84.9	$289.6	$212.9

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of June 30, 2015, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,249.1	$13.5	$23.4	$22.1	$2,190.1
Future interest on debt obligations(2)	821.9	114.6	225.2	217.4	264.7
Capital lease obligations, including interest(3)	20.4	3.4	4.9	1.8	10.3
Lease financing arrangements, including interest(3)	140.3	20.9	42.6	36.9	39.9
Purchase commitments(4)	36.9	16.5	20.4	—	—
Operating leases(5)	2,917.4	419.9	772.8	604.7	1,120.0
FIN 48 liabilities(6)	—	—	—	—	—
Total	$6,186.0	$588.8	$1,089.3	$882.9	$3,625.0

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our unaudited consolidated balance sheet as of June 30, 2015. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios as further described in Note 3—"Debt Obligations."

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $513.4 million of variable interest rate borrowings under the New Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025 and approximately $10.6 million of other debt obligations) are based on the stated fixed rate or in the case of the $513.4 million of variable interest rate borrowings under the New Term Facility, the current interest rate specified in our Amended Senior Credit Facility as of June 30, 2015 (3.75%). Future interest payments on the Company's hedged indebtedness as of June 30, 2015 (the remaining $450.0 million of borrowings under the New Term Facility) are based on (1) the applicable margin (as defined in Note 3—"Debt Obligations") as of June 30, 2015 (3.0%) and (2) the expected fixed interest payments under the Company's three effective interest rate swap agreements, which are described further detail under Note 10—"Derivative Instruments" to the accompanying unaudited condensed consolidated financial statements.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of June 30, 2015. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.29%, maturing in various installments through 2028. Refer to Note 3—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements and Note 5 to the 2014 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of June 30, 2015, including improvements associated with existing theatres, the construction of new theatres and investments in non-consolidated entities.

(5)
We enter into operating leases in the ordinary course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 6 to the 2014 Audited Consolidated Financial Statements.

(6)
The table does not include approximately $7.9 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of June 30, 2015.

(7)
In addition, as of June 30, 2015, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million New Revolving Facility. Regal Cinemas also maintains a sublimit within the New Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including interest rate risk and equity price risk. The Company’s interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the New Term Facility bears interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin as described in Note 3 —"Debt Obligations."

Under the terms of the Company’s three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of June 30, 2015) described in Note 10 —"Derivative Instruments," Regal Cinemas pays interest at fixed rates ranging from 1.220% to 2.165% and receives interest at a variable rate.

As of June 30, 2015 and January 1, 2015, borrowings of $963.4 million (net of debt discount) and $965.8 million, respectively, were outstanding under the New Term Facility and the term facility under the Prior Senior Credit Facility at an effective interest rate of 4.23% (as of June 30, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Facility as of June 30, 2015, would increase or decrease interest expense by $1.0 million for the quarter ended June 30, 2015.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

The following risk factors update and supplement the risk factors previously disclosed in our annual report on Form 10-K filed on March 2, 2015 with the Commission (File No. 001-31315) for the fiscal year ended January 1, 2015:

We are currently the subject of an investigation by the Antitrust Division of the Department of Justice and Attorneys General in several states.

We are currently the subject of an investigation by the DOJ regarding potentially anticompetitive conduct and coordination among NCM, AMC, the Company and/or Cinemark, under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. Additionally, we are the subject of investigations by various state attorneys general relating to our investments in various joint ventures, including NCM, as well as movie “clearances” whereby film distributors do not license the rights to exhibitors to play the same first-run feature length films at the same time in the same theatrical release zones. In addition, we have been named as defendants in lawsuits commenced by other theatre operators who claim the Company has engaged in anti-competitive conduct by virtue of these clearances.

The Company intends to cooperate with any Federal or state investigations to the extent any are undertaken. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws related to its investments in NCM, other joint ventures, or as pertains to movie clearances, and while the Company intends to vigorously defend any allegation that it has done so, we can provide no assurances as to the scope, timing or outcome of the DOJ’s, any other state or Federal governmental reviews of the Company’s conduct, or any third party lawsuits initiated regarding the same or similar matters. If we are subject to an adverse finding or ruling resulting from any of these investigations or lawsuits, we could be required to pay damages or penalties or have other remedies imposed upon us that could have a material adverse effect on our business. In addition, we have already incurred substantial legal expenses related to this matter and we may incur significant additional expenditures in the future. Furthermore, the period of time necessary to fully respond to and resolve these investigations and lawsuits is uncertain and could require significant management time and financial resources which could otherwise be devoted to the operation of our business.

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

•
our partners may have economic or business interests or goals that are inconsistent with ours, exercise their rights in a way that prohibits us from acting in a manner which we would like or they may be unable or unwilling to fulfill their obligations under the joint venture or similar agreements

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, Open Road Films, AC JV and DCDC or other existing or future ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.

In addition, any acquisitions or partnership opportunities are subject to the risk that the Antitrust Division of the United States Department of Justice or state or foreign competition authorities may require us to dispose of existing or acquired theatres in order to complete acquisition and partnership opportunities, pay damages and fines, or otherwise modify our normal operations as a result of our joint venture investments. The DOJ and various state attorneys general are currently investigating our investments in our various joint ventures, including NCM, for potentially anticompetitive conduct, as described more fully herein, and until such investigations are complete, we are not able to predict their outcome.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED JUNE 30, 2015

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	420	$22.40	—	—
May 1, 2015 - May 31, 2015	—	—	—	—
June 1, 2015 - June 30, 2015	203	21.36	—	—
Total	623	$22.06	—	—
During the quarter ended June 30, 2015, the Company withheld approximately 623 shares of restricted stock at an aggregate cost of less than $0.1 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 30, 2015, filed on August 10, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 10, 2015	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 30, 2015, filed on August 10, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text