Form 10-Q
period 2015-09-30
REGAL ENTERTAINMENT GROUP
filed 2015-11-09
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

Class A Common Stock—132,756,796 shares outstanding at November 4, 2015

Class B Common Stock—23,708,639 shares outstanding at November 4, 2015

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99.6	$147.1
Trade and other receivables, net	36.7	126.0
Income tax receivable	12.1	9.6
Inventories	19.5	17.8
Prepaid expenses and other current assets	24.4	21.7
Assets held for sale	1.0	—
Deferred income tax asset	18.7	19.2
TOTAL CURRENT ASSETS	212.0	341.4
PROPERTY AND EQUIPMENT:
Land	133.6	138.7
Buildings and leasehold improvements	2,167.4	2,142.4
Equipment	1,037.4	1,011.3
Construction in progress	22.2	5.3
Total property and equipment	3,360.6	3,297.7
Accumulated depreciation and amortization	(1,960.7)	(1,838.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,399.9	1,458.9
GOODWILL	328.7	320.4
INTANGIBLE ASSETS, NET	51.1	53.9
DEFERRED INCOME TAX ASSET	51.9	23.4
OTHER NON-CURRENT ASSETS	365.5	341.5
TOTAL ASSETS	$2,409.1	$2,539.5
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$27.0	$26.6
Accounts payable	102.0	165.7
Accrued expenses	62.9	76.0
Deferred revenue	144.8	188.2
Interest payable	9.1	20.5
TOTAL CURRENT LIABILITIES	345.8	477.0
LONG-TERM DEBT, LESS CURRENT PORTION	2,232.0	2,238.8
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	80.9	83.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	9.4	11.0
NON-CURRENT DEFERRED REVENUE	418.1	418.0
OTHER NON-CURRENT LIABILITIES	224.9	208.2
TOTAL LIABILITIES	3,311.1	3,436.8
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,757,817 and 132,465,104 shares issued and outstanding at September 30, 2015 and January 1, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 30, 2015 and January 1, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(942.1)	(941.8)
Retained earnings	43.5	48.4
Accumulated other comprehensive loss, net	(3.7)	(1.5)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(902.2)	(894.8)
Noncontrolling interest	0.2	(2.5)
TOTAL DEFICIT	(902.0)	(897.3)
TOTAL LIABILITIES AND DEFICIT	$2,409.1	$2,539.5

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended September 30, 2015	Quarter Ended September 25, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
REVENUES:
Admissions	$469.9	$461.1	$1,492.6	$1,467.7
Concessions	214.7	194.5	660.6	607.5
Other operating revenues	40.4	38.2	125.9	115.8
TOTAL REVENUES	725.0	693.8	2,279.1	2,191.0
OPERATING EXPENSES:
Film rental and advertising costs	246.7	244.7	795.7	773.2
Cost of concessions	24.8	25.7	85.2	80.3
Rent expense	104.8	104.5	315.1	315.4
Other operating expenses	216.0	188.2	632.9	592.4
General and administrative expenses (including share-based compensation of $2.2 for the quarters ended September 30, 2015 and September 25, 2014, and $6.1 and $6.4 for the three quarters ended September 30, 2015 and September 25, 2014, respectively)	17.6	17.3	55.5	54.2
Depreciation and amortization	52.8	51.9	161.0	154.3
Net loss on disposal and impairment of operating assets and other	10.4	2.9	16.3	6.5
TOTAL OPERATING EXPENSES	673.1	635.2	2,061.7	1,976.3
INCOME FROM OPERATIONS	51.9	58.6	217.4	214.7
OTHER EXPENSE (INCOME):
Interest expense, net	33.3	29.3	96.5	94.0
Loss on extinguishment of debt	—	—	5.7	62.4
Earnings recognized from NCM	(8.4)	(6.5)	(20.6)	(23.3)
Equity in income of non-consolidated entities and other, net	(9.3)	(8.6)	(26.3)	(19.6)
TOTAL OTHER EXPENSE, NET	15.6	14.2	55.3	113.5
INCOME BEFORE INCOME TAXES	36.3	44.4	162.1	101.2
PROVISION FOR INCOME TAXES	14.4	18.0	63.9	42.3
NET INCOME	21.9	26.4	98.2	58.9
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	0.3	0.2	0.4
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$21.9	$26.7	$98.4	$59.3
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.14	$0.17	$0.63	$0.38
Diluted	$0.14	$0.17	$0.63	$0.38
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,678	155,288	155,678	155,287
Diluted	156,460	156,362	156,493	156,252
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.66	$0.66

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended September 30, 2015	Quarter Ended September 25, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
NET INCOME	$21.9	$26.4	$98.2	$58.9
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(1.5)	0.3	(3.9)	(1.0)
Amounts reclassified to net income from interest rate swaps	1.4	0.8	3.1	2.4
Change in fair value of available for sale securities	(0.5)	(0.6)	(0.4)	0.6
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	—	(0.6)
Change in fair value of equity method investee interest rate swap	(0.5)	0.5	(1.0)	(0.2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1.1)	1.0	(2.2)	1.2
TOTAL COMPREHENSIVE INCOME, NET OF TAX	20.8	27.4	96.0	60.1
Comprehensive loss attributable to noncontrolling interest, net of tax	—	0.3	0.2	0.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$20.8	$27.7	$96.2	$60.5

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98.2	$58.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161.0	154.3
Amortization of debt discount	0.2	—
Amortization of debt acquisition costs	3.5	3.6
Share-based compensation expense	6.1	6.4
Deferred income tax benefit	(22.5)	(7.7)
Net loss on disposal and impairment of operating assets and other	16.3	6.5
Equity in income of non-consolidated entities	(28.9)	(21.5)
Loss on extinguishment of debt	5.7	62.4
Gain on sale of available for sale securities	—	(2.0)
Non-cash loss on interest rate swaps	0.6	—
Non-cash rent income	(4.4)	(2.1)
Cash distribution on DCIP investment	2.0	—
Excess cash distribution on NCM shares	11.1	10.7
Landlord contributions	27.5	2.9
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other receivables	85.3	71.1
Inventories	(1.8)	2.5
Prepaid expenses and other assets	(2.1)	(7.3)
Accounts payable	(58.4)	(53.9)
Income taxes payable	(0.1)	(0.1)
Deferred revenue	(52.2)	(48.4)
Accrued expenses and other liabilities	(30.4)	(51.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	216.7	185.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(126.2)	(96.8)
Proceeds from disposition of assets	8.7	1.7
Investment in non-consolidated entities	(0.4)	(3.4)
Cash used for acquisition	(9.2)	—
Change in other long-term assets	—	2.7
Proceeds from sale of available for sale securities	—	6.0
NET CASH USED IN INVESTING ACTIVITIES	(127.1)	(89.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(104.7)	(104.2)
Payments on long-term obligations	(16.3)	(19.9)
Proceeds from stock option exercises	—	0.1
Landlord contributions received from amended lease financing arrangements	3.9	—
Cash paid for tax withholdings and other	(4.3)	(3.9)
Proceeds from Amended Senior Credit Facility, net of discount	963.3	—
Payoff of Prior Senior Credit Facility	(963.2)	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	—	775.0
Cash used to repurchase Regal 9 1/8% Senior Notes	—	(336.3)
Cash used to repurchase Regal 8 5/8% Senior Notes	—	(428.0)
Payment of debt acquisition costs	(13.2)	(14.9)
Purchase of noncontrolling interest	(2.6)	—
NET CASH USED IN FINANCING ACTIVITIES	(137.1)	(132.1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47.5)	(36.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147.1	280.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99.6	$244.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$89.8	$63.4
Cash paid for interest	$104.3	$117.6
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.0	$5.9
Increase in property and equipment and other from amended lease financing arrangements	$3.2	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND SEPTEMBER 25, 2014

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

Regal operates the largest theatre circuit in the United States, consisting of 7,357 screens in 571 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 30, 2015. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective for the Company's current fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

For a discussion of significant transactions that have occurred through January 1, 2015, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 2, 2015 with the Securities and Exchange Commission (the "Commission") (File No. 001-31315) for the fiscal year ended January 1, 2015 (the "2014 Audited Consolidated Financial Statements"). For a summary of our significant accounting policies, please refer to Note 2 to the 2014 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of September 30, 2015, the unaudited condensed consolidated statements of income and comprehensive income for the quarters and three quarters ended September 30, 2015 and September 25, 2014, and the unaudited condensed consolidated statements of cash flows for the three quarters ended September 30, 2015 and September 25, 2014 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The January 1, 2015 unaudited condensed consolidated balance sheet information is derived from the 2014 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarters and three quarters ended September 30, 2015 are not necessarily indicative of the operating results that may be achieved for the full 2015 fiscal year.

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

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the three quarters ended September 30, 2015 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$—	$—	$—
Receipt of additional common units(1)	9.0	(9.0)	—	—	—
Receipt of excess cash distributions(2)	(8.3)	—	21.5	(13.2)	—
Receipt under tax receivable agreement(2)	(2.8)	—	7.7	(4.9)	—
Revenues earned under ESA(3)	—	—	12.4	—	(12.4)
Amortization of deferred revenue(4)	—	8.0	—	—	(8.0)
Equity income attributable to additional common units(5)	2.5	—	—	(2.5)	—
Balance as of and for the period ended September 30, 2015	$157.8	$(429.5)	$41.6	$(20.6)	$(20.4)
 ________________________________

(1)
On March 17, 2015, we received from National CineMedia approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 17, 2015, the Company recorded an increase to its investment in National CineMedia of $9.0 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 26.4 million common units. As a result, on a fully diluted basis, we own a 20.2% interest in NCM, Inc. as of September 30, 2015.

(2)
During the three quarters ended September 30, 2015 the Company received $29.2 million in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $7.7 million received under the tax receivable agreement described in Note 4 to the 2014 Audited Consolidated Financial Statements of the Company). Approximately $11.1 million of these cash distributions received during the three quarters ended September 30, 2015 were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during the period and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $12.4 million for the three quarters ended September 30, 2015 pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $8.8 million for the three quarters ended September 30, 2015 for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(5)
Amounts represent the Company’s share in the net income of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements. On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision") for $375 million, consisting of cash and NCM, Inc. common stock. On November 3, 2014, the U.S. Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision.  On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. The termination of the merger agreement was effective upon NCM Inc.’s payment of a $26.8 million termination payment to Screenvision. National CineMedia indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bore a pro rata portion of this fee (along with approximately $14.1 million of associated merger costs) based upon their respective ownership percentage in National CineMedia. The Company recorded the impact of its pro rata portion of this fee and associated merger costs as a $3.3 million reduction of equity earnings in NCM during the three quarters ended September 30, 2015.

As of September 30, 2015, approximately $1.9 million and $0.7 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of January 1, 2015, approximately $2.7 million and $1.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended September 30, 2015. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters and two quarters ended July 2, 2015 and June 26, 2014 is as follows (in millions):

	Quarter Ended July 2, 2015	Quarter Ended June 26, 2014	Two Quarters Ended July 2, 2015	Two Quarters Ended June 26, 2014
Revenues	$121.5	$99.9	$198.4	$170.1
Income from operations	55.4	42.0	31.2	54.8
Net income	42.4	26.4	3.7	23.6

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of September 30, 2015 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the three quarters ended September 30, 2015 is as follows (in millions):

Balance as of January 1, 2015	$126.3
Equity contributions	0.4
Equity in earnings of DCIP(1)	25.3
Receipt of cash distributions(2)	(2.0)
Change in fair value of equity method investee interest rate swap transactions	(1.7)
Balance as of September 30, 2015	$148.3
 ________________________________

(1)
Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

(2)	Represents cash distributions from DCIP as a return on its investment.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the 2014 Audited Consolidated Financial Statements. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of September 30, 2015, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the three quarters ended September 30, 2015 and September 25, 2014, the Company incurred total rent expense of approximately $4.0 million and $6.4 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and three quarters ended September 30, 2015 and September 30, 2014 is as follows (in millions):

	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 30, 2014
Net revenues	$43.1	$41.6	$123.7	$127.7
Income from operations	26.2	24.9	72.9	75.9
Net income	20.2	17.8	54.2	42.4

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of September 30, 2015, and the Company may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through September 30, 2015 continued to be in excess of the Company's initial $30.0 million commitment by approximately $7.5 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the three quarters ended September 30, 2015 is as follows (in millions):

Balance as of January 1, 2015	$(10.0)
Equity in earnings attributable to Open Road Films	—
Balance as of September 30, 2015	$(10.0)

Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and three quarters ended September 30, 2015 and September 30, 2014 is as follows (in millions):

	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 30, 2014
Revenues	$22.6	$36.9	$91.1	$128.4
Income (loss) from operations	2.6	11.1	(3.0)	(7.3)
Net income (loss)	1.8	10.6	(5.0)	(8.9)

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.  During fiscal 2013 and 2014, the Company sold 900,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $15.42 per share. During the three quarters ended September 30, 2015, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $0.7 million and a corresponding net increase to "Accumulated other comprehensive loss, net" of $0.4 million, net of tax. The carrying value of the Company’s investment in RealD, Inc. as of September 30, 2015 was approximately $3.1 million. The Company has recorded this investment within "Other Non-Current Assets." See Note 12—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc. In addition, see Note 15—"Subsequent Events" for a recent development regarding the Company's investment in RealD, Inc.

Investment in AC JV, LLC
We maintain an investment in AC JV, LLC (“AC JV”), a Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. AC JV acquired the Fathom Events business from National CineMedia on December 26, 2013. AC JV owns and manages the Fathom Events business, which focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The Company’s investment in AC JV is included as a component of "Other Non-Current Assets." The change in the carrying amount of our investment in AC JV for the three quarters ended September 30, 2015 is as follows (in millions):

Balance as of January 1, 2015	$8.1
Equity in earnings attributable to AC JV, LLC(1)	1.0
Balance as of September 30, 2015	$9.1
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV, LLC. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

Investment in Digital Cinema Distribution Coalition
The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of September 30, 2015. The Company’s investment in DCDC is included within "Other Non-Current Assets." The carrying value of the Company's investment in DCDC was approximately $2.6 million as of September 30, 2015.

3. ACQUISITION

On September 3, 2015, Regal completed the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company for an aggregate net cash purchase price, before post-closing adjustments, of $9.2 million. The acquisition enhanced the Company’s presence in the state of Georgia. The aggregate net cash purchase price was allocated to the identifiable assets acquired for each of the respective theatre locations based on their estimated fair values at the date of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management’s judgment after evaluating several factors. The results of operations of the five acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the preliminary allocation of the aggregate net cash purchase price (before post-closing adjustments) to the estimated fair values of the identifiable assets acquired that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Property and equipment	$0.9
Goodwill	8.3
Total purchase price	$9.2

4. DEBT OBLIGATIONS

Debt obligations at September 30, 2015 and January 1, 2015 consist of the following (in millions):

	September 30, 2015	January 1, 2015
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$961.1	$965.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.29% as of September 30, 2015, maturing in various installments through November 2028	92.0	94.5
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	11.7	13.1
Other	9.5	11.8
Total debt obligations	2,349.3	2,360.2
Less current portion	27.0	26.6
Total debt obligations, less current portion	$2,322.3	$2,333.6

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

No amounts have been drawn on the New Revolving Facility. The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio of Regal Cinemas to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guarantied by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010 among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guarantied by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

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

As of September 30, 2015 and January 1, 2015, borrowings of $961.1 million (net of debt discount) and $965.8 million, respectively, were outstanding under the New Term Facility and term facility under the Prior Senior Credit Facility at an effective interest rate of 4.22% (as of September 30, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps described below is taken into account.

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

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. In connection with the acquisition of Hollywood Theaters the Company assumed approximately $40.4 million of lease financing obligations associated with 14 acquired theatres. As of September 30, 2015, such obligations have a weighted average interest rate of approximately 10.9% and mature in various installments through November 2028.

As a result of certain lease extensions effected during the three quarters ended September 30, 2015, the Company increased the carrying amount of its lease financing obligations by approximately $5.1 million (an amount equal to the present value of the revised lease payments at the date of the lease extensions).

Other Long-Term Obligations— Other long-term obligations, including capital lease obligations, not explicitly discussed herein are described in Note 5 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of September 30, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $14.4 million and $18.0 million for the quarters ended September 30, 2015 and September 25, 2014, respectively, reflect effective tax rates of approximately 39.7% and 40.5%, respectively. The provision for income taxes of $63.9 million and $42.3 million for the three quarters ended September 30, 2015 and September 25, 2014, respectively, reflect effective tax rates of approximately 39.4% and 41.8%, respectively. The decrease in the effective tax rate for the quarter ended September 30, 2015 is primarily attributable to a decrease in the effective tax rates in certain states during the quarter ended September 30, 2015. The decrease in the effective tax rate for the three quarters ended September 30, 2015 is primarily attributable to a decrease in the effective tax rates in certain states during the three quarters ended September 30, 2015 and the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the three quarters ended September 25, 2014, which was not deductible in certain states.

The effective tax rates for the quarters and three quarters ended September 30, 2015 and September 25, 2014 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 30, 2015 and January 1, 2015 of $34.8 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal or U.S. Territory examinations for years before 2011, and with limited exceptions, state examinations by tax authorities for years before 2010. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  During the three quarters ended September 30, 2015, the Internal Revenue Service (“IRS”) closed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 30, 2015, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of September 30, 2015, 132,757,817 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 30, 2015, all of which are beneficially owned by The Anschutz Corporation and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 30, 2015. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company’s certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2014 Audited Consolidated Financial Statements, incorporated by reference herein.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 30, 2015.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (as amended, the "Incentive Plan"), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units," the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.  Readers should refer to Note 9 to the 2014 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of September 30, 2015, 4,327,618 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of September 30, 2015, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted or exercised during the quarter and three quarters ended September 30, 2015 and no compensation expense related to stock options was recorded during such periods. For the three quarters ended September 25, 2014, the unaudited condensed consolidated statement of cash flows reflects $0.1 million of proceeds from the exercise of stock options.

Restricted Stock

As described further in Note 9 to the 2014 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the three quarters ended September 30, 2015, 228,116 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 28, 2015) was $20.99 per share. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the three quarters ended September 30, 2015, the Company withheld approximately 203,271 shares of restricted stock at an aggregate cost of approximately $4.2 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 592,893 restricted stock awards.  In addition, during the three quarters ended September 30, 2015, 306,696 performance share awards (originally granted on January 11, 2012 and June 25, 2012) were effectively converted to shares of restricted common stock.  As of the calculation dates, which were January 11, 2015 and June 25, 2015, threshold performance goals for these awards were satisfied, and therefore, all 306,696 outstanding performance shares were converted to restricted shares as of such dates. These awards are scheduled to fully vest on January 11, 2016 and June 25, 2016, the one year anniversary of the calculation dates.

During the quarters ended September 30, 2015 and September 25, 2014, the Company recognized approximately $1.0 million of share-based compensation expense related to restricted share grants.  During the three quarters ended September 30, 2015 and September 25, 2014, the Company recognized approximately $2.9 million and $3.0 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses."  The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 30, 2015, we have unrecognized compensation expense of $5.5 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended September 30, 2015:

Unvested at beginning of period	885,365
Granted during the period	228,116
Vested during the period	(592,893)
Forfeited during the period	(38,828)
Conversion of performance shares during the period	306,696
Unvested at end of period	788,456

During the three quarters ended September 30, 2015, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million.  During the three quarters ended September 25, 2014, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the three quarters ended September 30, 2015, 234,177 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2015 proxy statement filed with the Commission on April 13, 2015, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 28, 2018 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 28, 2019 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 28, 2015) was $20.99 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 8% for such performance share awards.

During the quarters ended September 30, 2015 and September 25, 2014, the Company recognized approximately $1.2 million of share-based compensation expense related to performance share grants. During the three quarters ended September 30, 2015 and September 25, 2014, the Company recognized approximately $3.2 million and $3.4 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of September 30, 2015, we have unrecognized compensation expense of $7.2 million associated with performance share units. During the three quarters ended September 30, 2015, 306,696 performance share awards (originally granted on January 11, 2012 and June 25, 2012) were effectively converted to shares of restricted common stock.  As of the calculation dates, which were January 11, 2015 and June 25, 2015, threshold performance goals for these awards were satisfied, and therefore, all 306,696 outstanding performance shares were converted to restricted shares as of such dates.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 30, 2015:

Unvested at beginning of period	812,927
Granted (based on target) during the period	234,177
Cancelled/forfeited during the period	(29,483)
Conversion to restricted shares during the period	(306,696)
Unvested at end of period	710,925

In connection with the conversion of the above 306,696 performance shares, during three quarters ended September 30, 2015, the Company paid cumulative cash dividends of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) and $4.58 (representing the sum of all cash dividends paid from June 25, 2012 through June 25, 2015) on each performance share converted, totaling approximately $1.4 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. UATC is cooperating with the Regional Board while its petition remains pending before the State Board. To that end, UATC and the current property owner jointly submitted, and on October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. The RAP estimates the total cost of the remedy at approximately $3.2 million. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it has opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the United States Department of Justice, Antitrust Division, as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including National CineMedia. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company intends to cooperate with these investigations and any other related Federal or state investigations to the extent any are undertaken. The DOJ and various state investigations may also give rise to additional lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its participation in NCM and other joint ventures, and while we do not believe that any DOJ or state attorney general investigation of movie clearances or any communications or cooperation involving the Company and AMC or Cinemark will produce evidence that the Company has engaged in any anticompetitive conduct in violation of Federal or state antitrust or competition laws, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

On June 17, 2014, Starlight Cinemas, Inc. ("Starlight") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. Starlight alleges, among other things, that Regal has adversely affected Starlight's ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. Starlight is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Regal filed a motion to dismiss all claims. The United States District Court for the Central District of California granted the motion on October 23, 2014. Starlight’s subsequent attempts to file an amended complaint were struck and denied. On February 5, 2015, Starlight filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The the parties’ briefing of the case is complete, and oral argument has not yet been scheduled. Starlight also filed a Motion for Summary Reversal, which was denied by the Court of Appeals on October 8, 2015. Management believes that the allegations and claims are without merit and intends to vigorously defend against the Starlight's claims through the appellate process.

On July 23, 2015, Regal accepted service of a complaint filed by Cinema Village, Cinemart (“Cinemart”), which was filed in the U.S. District Court for the Southern District of New York. Cinemart filed an amended complaint on October 20, 2015. Cinemart alleges among other things, that as a result of a clearance, the Company adversely affected the plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Forest Hills, New York theatre. Cinemart is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct. Pursuant to the Court’s local rules, the Company has requested permission to file a motion to dismiss the complaint. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $4.0 million as of September 30, 2015. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

8. RELATED PARTY TRANSACTIONS

During the quarters and three quarters ended September 30, 2015 and September 25, 2014, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended September 30, 2015 and September 25, 2014, the Company received approximately $0.1 million and $0.2 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles,

California. During the three quarters ended September 30, 2015 and September 25, 2014, the Company received approximately $0.5 million and $0.4 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended September 30, 2015		Quarter Ended September 25, 2014		Three Quarters Ended September 30, 2015		Three Quarters Ended September 25, 2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$18.6	$3.3	$22.6	$4.1	$83.4	$15.0	$50.2	$9.1
Denominator:
Weighted average common shares outstanding (in thousands)	131,969	23,709	131,579	23,709	131,969	23,709	131,578	23,709
Basic earnings per share	$0.14	$0.14	$0.17	$0.17	$0.63	$0.63	$0.38	$0.38
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$18.6	$3.3	$22.6	$4.1	$83.4	$15.0	$50.2	$9.1
Reallocation of earnings as a result of conversion of Class B to Class A shares	3.3	—	4.1	—	15.0	—	9.1	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—	—
Allocation of earnings	$21.9	$3.3	$26.7	$4.1	$98.4	$15.0	$59.3	$9.1
Denominator:
Number of shares used in basic computation (in thousands)	131,969	23,709	131,579	23,709	131,969	23,709	131,578	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Stock options	—	—	—	—	—	—	—	—
Restricted stock and performance shares	782	—	1,074	—	815	—	965	—
Number of shares used in per share computations (in thousands)	156,460	23,709	156,362	23,709	156,493	23,709	156,252	23,709
Diluted earnings per share	$0.14	$0.14	$0.17	$0.17	$0.63	$0.63	$0.38	$0.38

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016. However, the standard was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted as of the original effective date. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2015-11 to have a material impact on the Company's consolidated financial statements and related disclosures.

11. DERIVATIVE INSTRUMENTS

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations under Regal Cinemas' Amended Senior Credit Facility. Certain of these interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings. In the event that an interest rate swap is terminated or de-designated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 12—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Below is a summary of Regal Cinemas' current interest rate swap agreements as of September 30, 2015:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at September 30, 2015	Balance Sheet Location
$100.0 million	December 31, 2012	1.325%	3-month LIBOR	December 31, 2015	No	$(0.3) million	See Note 12
$150.0 million	April 2, 2015	1.220%	1-month LIBOR*	December 31, 2016	Yes	$(0.7) million	See Note 12
$200.0 million	June 30, 2015	2.165%	1-month LIBOR*	June 30, 2018	Yes	$(5.7) million	See Note 12
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

No amendments or modifications were made to two existing interest swap agreements (originally designated to hedge $300.0 million of variable rate debt obligations). Since such interest rate swaps no longer met the highly effective qualification for cash flow hedge accounting, the two hedge relationships were de-designated effective April 2, 2015. Accordingly, since the interest rate swaps no longer qualified for cash flow hedge accounting treatment, the change in their fair values since de-designation have been recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the interest rate swaps’ gains or losses reported as a component of interest expense during the period of change. On June 30, 2015, one of these interest rate swap agreements designated to hedge $200.0 million of variable rate debt obligations expired. The remaining interest rate swap agreement (designated to hedge $100.0 million of variable rate debt obligations) is scheduled to expire on December 31, 2015.

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	After-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Quarter Ended September 30, 2015	Quarter Ended September 25, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps	$(1.5)	$0.3	$(3.9)	$(1.0)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Quarter Ended September 30, 2015	Quarter Ended September 25, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps(1)	$2.4	$1.3	$5.2	$3.9
________________________________

(1)
We estimate that $3.3 million of deferred pre-tax losses attributable to these interest rate swaps will be reclassified into earnings as interest expense during the next 12 months as the underlying hedged transactions occur.

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the quarters and three quarters ended September 30, 2015 and September 25, 2014 were as follows (in millions):

	Interest Rate Swaps
	Quarter Ended September 30, 2015	Quarter Ended September 25, 2014
Accumulated other comprehensive loss, net, beginning of period	$(3.6)	$(3.7)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $1.0 and $0.2, respectively	(1.5)	0.3
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $1.0 and $0.5, respectively	1.4	0.8
Accumulated other comprehensive loss, net, end of period	$(3.7)	$(2.6)

	Interest Rate Swaps
	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
Accumulated other comprehensive loss, net, beginning of period	$(2.9)	$(4.0)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $2.6 and $0.6, respectively	(3.9)	(1.0)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $2.2 and $1.5, respectively	3.1	2.4
Accumulated other comprehensive loss, net, end of period	$(3.7)	$(2.6)

The following table sets forth the effect of our interest rate swap arrangements on our unaudited condensed statements of operations for the quarters and three quarters ended September 30, 2015 and September 25, 2014 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Quarter Ended September 30, 2015	Quarter Ended September 25, 2014	Three Quarters Ended September 30, 2015	Three Quarters Ended September 25, 2014
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$0.9	$—	$1.1	$—

Derivatives not designated as cash flow hedges:
Interest rate swaps (2)	$0.2	$—	$1.2	$—
 ________________________________

(1)	Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

(2)	Amounts represent the change in fair value of the former hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables summarize the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2015 and January 1, 2015:

			Fair Value Measurements at September 30, 2015
	Balance Sheet Location	Total Carrying Value at September 30, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.1	$3.1	$—	$—
Total assets at fair value		$3.1	$3.1	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$3.4	$—	$3.4	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$3.0	$—	$3.0	$—
Interest rate swap not designated as cash flow hedge (2)	Accrued Expenses	$0.3	$—	$0.3	$—
Total liabilities at fair value		$6.7	$—	$6.7	$—

		Total Carrying Value at January 1, 2015	Fair Value Measurements at January 1, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.8	$3.8	$—	$—
Total assets at fair value		$3.8	$3.8	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$4.6	$—	$4.6	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$0.1	$—	$0.1	$—
Total liabilities at fair value		$4.7	$—	$4.7	$—
 ________________________________

(1)
The Company maintains an investment in RealD, Inc., further described in Note 2—"Investments."  The fair value of the RealD, Inc. shares is determined using RealD, Inc.’s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy.  The held shares of RealD, Inc. stock are accounted for as available for sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. The fair value of the 322,780 RealD, Inc. common shares held as of September 30, 2015 and January 1, 2015 was based on the publicly traded common stock price of RealD, Inc. of $9.61 per share and $11.80 per share, respectively. See Note 15—"Subsequent Events" for a recent development regarding the Company's investment in RealD, Inc.

(2)
The fair value of the Company’s interest rate swaps described in Note 11—"Derivative Instruments" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters and three quarters ended September 30, 2015 and September 25, 2014.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $11.1 million and $5.6 million, respectively, for the three quarters ended September 30, 2015 and September 25, 2014.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the three quarters ended September 30, 2015 and September 25, 2014.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the New Term Facility and the New Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of September 30, 2015 and January 1, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023, were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at September 30, 2015 and January 1, 2015 consist of the following:

	September 30, 2015	January 1, 2015
	(in millions)
Carrying value	$2,236.1	$2,240.8
Fair value	$2,199.7	$2,147.6

13. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the three quarters ended September 30, 2015 and September 25, 2014, the change in accumulated other comprehensive loss, net by component (in millions):

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swap	Total
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(3.9)	—	—	(3.9)
Amounts reclassified to net income from interest rate swaps	3.1	—	—	3.1
Change in fair value of available for sale securities	—	(0.4)	—	(0.4)
Change in fair value of equity method investee interest rate swap	—	—	(1.0)	(1.0)
Total other comprehensive income (loss), net of tax	(0.8)	(0.4)	(1.0)	(2.2)
Balance as of September 30, 2015	$(3.7)	$0.3	$(0.3)	$(3.7)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swap	Total
Balance as of December 26, 2013	$(4.0)	$0.2	$1.4	$(2.4)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(1.0)	—	—	(1.0)
Amounts reclassified to net income from interest rate swaps	2.4	—	—	2.4
Change in fair value of available for sale securities	—	0.6	—	0.6
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.6)	—	(0.6)
Change in fair value of equity method investee interest rate swap	—	—	(0.2)	(0.2)
Total other comprehensive income (loss), net of tax	1.4	—	(0.2)	1.2
Balance as of September 25, 2014	$(2.6)	$0.2	$1.2	$(1.2)

14. SALE-LEASEBACK TRANSACTIONS

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

On March 27, 2015, the nine operating properties were sold to a third party buyer and the Master Lease and related agreements associated with the December 1995 sale and leaseback transaction were terminated.  Upon termination of the Master Lease, United Artists entered into new lease agreements for the nine operating properties. As part of the transaction, United Artists received a reimbursement of its January 2015 rent payment under the Master Lease totaling approximately $4.9 million and received approximately $3.2 million in landlord contributions for three properties that it expects to renovate as part of the transaction. In addition, United Artists is expected to receive an additional $3.2 million of landlord contributions at various milestones starting with commencement of renovation of the three properties. As of September 30, 2015, United Artists has received approximately $1.6 million of such landlord contrbutions. The new lease agreements associated with the three properties each carry an initial base rent term of 15 years beginning at the completion of renovation, and in the interim, provide for contingent rentals based on the revenue results of the underlying theatres. The new lease agreements associated with the six remaining properties each carry a maturity date of December 31, 2016, the same maturity date under the former

Master Lease. All nine lease agreements provide for the payment of taxes, insurance, and other costs applicable to the properties and have been accounted for as operating leases for accounting purposes.  The pass-through certificates fully matured on July 1, 2015.

15. SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On October 27, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2015, to stockholders of record on December 4, 2015.

Other

On November 9, 2015, RealD, Inc. and Rizvi Traverse Management, LLC announced that they have entered into a definitive agreement pursuant to which Rizvi Traverse Management, LLC will acquire RealD, Inc. for $11.00 per share, in an all-cash merger transaction. Under the terms of the agreement, RealD, Inc. shareholders will receive $11.00 in cash for each share of RealD, Inc.’s common stock. Upon completion of the transaction, RealD, Inc. will become a privately held company. The RealD, Inc. Board of Directors approved the agreement and recommends that RealD, Inc. shareholders vote in favor of the transaction. The proposed transaction is subject to closing conditions including receipt of shareholder and regulatory approvals and is currently expected to close in the fourth quarter of fiscal 2016 or shortly thereafter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 2, 2015 with the Commission (File No. 001-31315) for the Company’s fiscal year ended January 1, 2015 and in the Company's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2015. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,357 screens in 571 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 30, 2015. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

On September 3, 2015, Regal completed the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company for an aggregate net cash purchase price, before post-closing adjustments, of $9.2 million. The results of operations of the five acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. See Note 3—“Acquisition” for further discussion of this transaction.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and "Risk Factors" contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, all of which are incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of September 30, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

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

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the three quarters ended September 30, 2015 ("Fiscal 2015 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2015 Period totaled approximately $104.7 million.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦
First, we continued to focus on improving customer amenities, including our planned installation of luxury reclining seats in approximately 500 auditoriums during fiscal 2015 (the costs of these conversions in some cases are partially covered by investments from our theatre landlords). As of September 30, 2015, we offered luxury reclining seating in 675 auditoriums at 65 select theatre locations.

◦
Secondly, we continued the expansion of our menu of food and alcoholic beverage offerings to additional theatre locations. As of September 30, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 225 locations and by the end of fiscal 2015, we expect to offer an expanded menu of food in approximately 185 locations and alcoholic beverages in approximately 135 locations.

◦	Third, we have continued to focus on our frequent moviegoer loyalty program, the Regal Crown Club®, which now has approximately 13.2 million members.

•
In addition to the acquisition of five theatres and 61 screens from entities affiliated with Georgia Theatre Company, we continued to actively manage our asset base during the Fiscal 2015 Period by opening one new theatre with 12 screens and closing nine underperforming theatres with 83 screens, ending the Fiscal 2015 Period with 571 theatres and 7,357 screens.

We believe the continued rollout of customer amenities and engagement initiatives, the broadening of our food and alcoholic beverage offerings, coupled with the product-driven success of our IMAX® and RPXSM screens, allow us to deliver a premium movie-going experience for substantially all of our customers. We believe this strategy will enable us to differentiate our services in certain markets and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

On October 27, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2015, to stockholders of record on December 4, 2015.

On November 9, 2015, RealD, Inc. and Rizvi Traverse Management, LLC announced that they have entered into a definitive agreement pursuant to which Rizvi Traverse Management, LLC will acquire RealD, Inc. for $11.00 per share, in an all-cash merger transaction. Under the terms of the agreement, RealD, Inc. shareholders will receive $11.00 in cash for each share of RealD, Inc.’s common stock. Upon completion of the transaction, RealD, Inc. will become a privately held company. The RealD, Inc. Board of Directors approved the agreement and recommends that RealD, Inc. shareholders vote in favor of the transaction. The proposed transaction is subject to closing conditions including receipt of shareholder and regulatory approvals and is currently expected to close in the fourth quarter of fiscal 2016 or shortly thereafter.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s third fiscal quarter of 2015 were estimated to have increased by approximately two to three percent in comparison to the third fiscal quarter of 2014. The industry’s box office results for the third quarter of 2015 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during the quarter.

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

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 30, 2015 ("Q3 2015 Period"), the quarter ended September 25, 2014 ("Q3 2014 Period"), the Fiscal 2015 Period and the three quarters ended September 25, 2014 ("Fiscal 2014 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q3 2015 Period		Q3 2014 Period		Fiscal 2015 Period		Fiscal 2014 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$469.9	64.8%	$461.1	66.5%	$1,492.6	65.5%	$1,467.7	67.0%
Concessions	214.7	29.6	194.5	28.0	660.6	29.0	607.5	27.7
Other operating revenues	40.4	5.6	38.2	5.5	125.9	5.5	115.8	5.3
Total revenues	725.0	100.0	693.8	100.0	2,279.1	100.0	2,191.0	100.0
Operating expenses:
Film rental and advertising costs(1)	246.7	52.5	244.7	53.1	795.7	53.3	773.2	52.7
Cost of concessions(2)	24.8	11.6	25.7	13.2	85.2	12.9	80.3	13.2
Rent expense(3)	104.8	14.5	104.5	15.1	315.1	13.8	315.4	14.4
Other operating expenses(3)	216.0	29.8	188.2	27.1	632.9	27.8	592.4	27.0
General and administrative expenses (including share-based compensation of $2.2 for the Q3 2015 Period and Q3 2014 Period, and $6.1 and $6.4 for the Fiscal 2015 Period and Fiscal 2014 Period, respectively)(3)	17.6	2.4	17.3	2.5	55.5	2.4	54.2	2.5
Depreciation and amortization(3)	52.8	7.3	51.9	7.5	161.0	7.1	154.3	7.0
Net loss on disposal and impairment of operating assets(3)	10.4	1.4	2.9	0.4	16.3	0.7	6.5	0.3
Total operating expenses(3)	673.1	92.8	635.2	91.6	2,061.7	90.5	1,976.3	90.2
Income from operations(3)	51.9	7.2	58.6	8.4	217.4	9.5	214.7	9.8
Interest expense, net(3)	33.3	4.6	29.3	4.2	96.5	4.2	94.0	4.3
Loss on extinguishment of debt(3)	—	—	—	—	5.7	0.3	62.4	2.8
Earnings recognized from NCM(3)	(8.4)	1.2	(6.5)	0.9	(20.6)	0.9	(23.3)	1.1
Equity in income of non-consolidated entities and other, net(3)	(9.3)	1.3	(8.6)	1.2	(26.3)	1.2	(19.6)	0.9
Provision for income taxes(3)	14.4	2.0	18.0	2.6	63.9	2.8	42.3	1.9
Net income attributable to controlling interest(3)	$21.9	3.0	$26.7	3.8	$98.4	4.3	$59.3	2.7
Attendance (in thousands)	51,136	*	50,814	*	160,819	*	162,035	*
Average ticket price(4)	$9.19	*	$9.07	*	$9.28	*	$9.06	*
Average concessions per patron(5)	$4.20	*	$3.83	*	$4.11	*	$3.75	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q3 2015 Period, total admissions revenues increased $8.8 million, or 1.9%, to $469.9 million, from $461.1 million in the Q3 2014 Period.  A 1.3% increase in average ticket prices (approximately $6.1 million of total admissions revenues) coupled with a 0.6% increase in attendance (approximately $2.7 million of total admissions revenues) led to the increase in the Q3 2015 Period admissions revenues. For the Q3 2015 Period, the 1.3% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Q3 2015 Period. The increase in attendance during the Q3 2015 Period was primarily a result of strong attendance from the breadth and commercial success of the overall film slate during the period. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was relatively consistent with the industry’s per screen results for the Q3 2015 Period as compared to the Q3 2014 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Total admissions revenues increased $24.9 million, or 1.7%, during the Fiscal 2015 Period to $1,492.6 million, from $1,467.7 million in the Fiscal 2014 Period.  A 2.4% increase in average ticket prices (approximately $35.4 million of total admissions revenues), partially offset by a 0.8% decrease in attendance (approximately $10.5 million of total admissions revenues) led to the increase in the Fiscal 2015 Period admissions revenues. For the Fiscal 2015 Period, the 2.4% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2015 Period. The decrease in attendance during the Fiscal 2015 Period as compared to the Fiscal 2014 Period was primarily related to the timing of our fiscal calendar. The Fiscal 2014 Period included six days after Christmas through New Year's Day, a traditionally high attendance period for the Company and the industry, while the Fiscal 2015 Period did not include any days during the Christmas to New Year's Day period. The six days of operations between Christmas and New Year's Day were significant in that they accounted for approximately 7.8 million attendees, or 4.8%, of the Fiscal 2014 Period total attendance and contributed to approximately $68.9 million, or 4.7%, of the Fiscal 2014 Period total admissions revenues.

Concessions

During the Q3 2015 Period, total concessions revenues increased $20.2 million, or 10.4%, to $214.7 million, from $194.5 million in the Q3 2014 Period. Average concessions revenues per patron during the Q3 2015 Period increased 9.7%, to $4.20, from $3.83 in the Q3 2014 Period. The 9.7% increase in average concessions revenues per patron (approximately $18.9 million of total concessions revenues), coupled with the 0.6% increase in attendance (approximately $1.3 million of total concessions revenues) led to the increase in the Q3 2015 Period concessions revenues. The increase in average concessions revenues per patron for the Q3 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.

Total concessions revenues increased $53.1 million, or 8.7%, to $660.6 million in the Fiscal 2015 Period, from $607.5 million in the Fiscal 2014 Period. Average concessions revenues per patron during the Fiscal 2015 Period increased 9.6%, to $4.11, from $3.75 in the Fiscal 2014 Period. The 9.6% increase in average concessions revenues per patron (approximately $57.9 million of total concessions revenues), partially offset by a 0.8% decrease in attendance (approximately $4.8 million of total concessions revenues) led to the increase in the Fiscal 2015 Period concessions revenues. The decrease in attendance during the Fiscal 2015 Period was primarily related to the timing of our fiscal calendar described above. Attendance for the six days after Christmas through New Year's Day contributed to approximately $27.4 million, or 4.5%, of the Fiscal 2014 Period total concessions revenues. The increase in average concessions revenues per patron for the Fiscal 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

During the Q3 2015 Period, other operating revenues increased $2.2 million, or 5.8%, to $40.4 million, from $38.2 million in the Q3 2014 Period. Other operating revenues increased $10.1 million, or 8.7%, to $125.9 million during the Fiscal 2015 Period, from $115.8 million in the Fiscal 2014 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. The increase in other operating revenues during the Q3 2015 Period was primarily due to an increase in other theatre revenues primarily related to internet ticketing surcharges (approximately $1.5 million) and incremental National CineMedia revenues (approximately $0.9 million). During the Fiscal 2015 Period, the increase in other operating revenues was due to an increase in other theatre revenues primarily related to internet ticketing surcharges (approximately $3.5 million), an increase in revenues from our vendor marketing programs (approximately $3.0 million), incremental National CineMedia revenues (approximately $2.6 million), and an increase in revenues related to our gift card and discount ticket programs (approximately $1.0 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q3 2015 Period decreased to 52.5% from 53.1% in the Q3 2014 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2015 Period increased to 53.3% from 52.7% in the Fiscal 2014 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Q3 2015 Period was primarily attributable to the breadth of the overall film slate during the period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2015 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Fiscal 2015 Period.

Cost of Concessions

Cost of concessions decreased $0.9 million, or 3.5%, to $24.8 million during the Q3 2015 Period, from $25.7 million in the Q3 2014 Period. Cost of concessions increased $4.9 million, or 6.1%, to $85.2 million during the Fiscal 2015 Period, from $80.3 million in the Fiscal 2014 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2015 Period was approximately 11.6% compared to 13.2% during the Q3 2014 Period. For the Fiscal 2015 Period, cost of concessions as a percentage of concessions revenues was approximately 12.9% compared to 13.2% during the Fiscal 2014 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q3 2015 Period and the Fiscal 2015 Period was primarily related to the amount of vendor marketing revenues recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during such periods, partially offset by slightly higher raw material and packaged good costs for certain items and the mix of concession products sold.

Rent Expense

During the Q3 2015 Period, rent expense totaled $104.8 million, an increase of $0.3 million, or 0.3%, from $104.5 million in the Q3 2014 Period. During the Fiscal 2015 Period, rent expense totaled $315.1 million, a decrease of $0.3 million, or 0.1%, from $315.4 million in the Fiscal 2014 Period. Rent expense during the the Q3 2015 Period and Fiscal 2015 Period was primarily impacted by incremental rent associated with the opening of seven new theatres with 75 screens and the acquisition of five theatres and 61 screens subsequent to the end of the Q3 2014 Period, offset by the restructuring of an existing master lease covering nine operating properties described further in Note 13— "Sale-Leaseback Transactions" and the closure of 14 theatres with 126 screens subsequent to the end of the Q3 2014 Period.

Other Operating Expenses

Other operating expenses increased $27.8 million, or 14.8%, to $216.0 million during the Q3 2015 Period, from $188.2 million in the Q3 2014 Period. During the Fiscal 2015 Period, other operating expenses increased $40.5 million, or 6.8%, to $632.9 million, from $592.4 million in the Fiscal 2014 Period. The increase in other operating expenses during the Q3 2015 Period was primarily attributable to the impact of a State of New York sales tax refund received by the Company during the Q3 2014 Period totaling approximately $16.8 million, increases in theatre level payroll expenses (approximately $6.4 million) and increases in non-rent occupancy costs (approximately $2.7 million) during the Q3 2015 Period. During the Fiscal 2015 Period, the increase in other operating expenses was primarily attributable to the impact of the aforementioned Fiscal 2014 Period State of New York sales tax refund of approximately $16.8 million, increases in theatre level payroll expenses (approximately $13.1 million), increases in other theatre operating expenses (approximately $7.0 million) and increases in non-rent occupancy costs (approximately $4.0 million) during the Fiscal 2015 Period.

General and Administrative Expenses

For the Q3 2015 Period, general and administrative expenses increased $0.3 million, or 1.7%, to $17.6 million as compared to $17.3 million in the Q3 2014 Period. General and administrative expenses increased $1.3 million, or 2.4%, to $55.5 million during the Fiscal 2015 Period, from $54.2 million in the Fiscal 2014 Period. The increase in general and administrative expenses during the Q3 2015 Period was primarily attributable to higher corporate payroll costs. The increase in general and administrative expenses during the Fiscal 2015 Period was primarily attributable to higher legal and professional fees and corporate payroll costs, partially offset by lower share-based compensation expense and corporate travel expenditures during the period.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 1.7%, to $52.8 million during the Q3 2015 Period, from $51.9 million in the Q3 2014 Period. During the Fiscal 2015 Period, depreciation and amortization expense increased

$6.7 million, or 4.3%, to $161.0 million, from $154.3 million in the Fiscal 2014 Period. The increase in depreciation and amortization expense during the Q3 2015 Period and the Fiscal 2015 Period was primarily related to the opening of seven new theatres with 75 screens (partially offset by the closure of 14 theatres with 126 screens) subsequent to the end of the Q3 2014 Period and incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats subsequent to the Q3 2014 Period.

Income from Operations

During the Q3 2015 Period, income from operations decreased $6.7 million, or 11.4%, to $51.9 million, from $58.6 million in the Q3 2014 Period. Income from operations increased $2.7 million, or 1.3%, to $217.4 million in the Fiscal 2015 Period, from $214.7 million in the Fiscal 2014 Period. The decrease in income from operations during the Q3 2015 Period was primarily attributable to increases in certain variable operating expense line items described above, partially offset by an increase in total revenues.  The increase in income from operations during the Fiscal 2015 Period was primarily attributable to an increase in total revenues, partially offset by increases in certain variable operating expense line items described above.

Interest Expense, net

Net interest expense increased $4.0 million, or 13.7%, to $33.3 million during the Q3 2015 Period, from $29.3 million in the Q3 2014 Period. During the Fiscal 2015 Period, net interest expense increased $2.5 million, or 2.7%, to $96.5 million, from $94.0 million in the Fiscal 2014 Period. The increase in net interest expense during the Q3 2015 Period was primarily due to incremental interest associated with a higher effective interest rate under the New Term Facility. The increase in net interest expense during the Fiscal 2015 Period was primarily due to incremental interest associated with a higher effective interest rate under the New Term Facility, partially offset by interest savings associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022.

Earnings Recognized from NCM

During the Q3 2015 Period, earnings recognized from NCM increased $1.9 million, or 29.2%, to $8.4 million, from $6.5 million in the Q3 2014 Period. Earnings recognized from NCM decreased $2.7 million, or 11.6%, to $20.6 million in the Fiscal 2015 Period, from $23.3 million in the Fiscal 2014 Period. The increase in earnings recognized from National CineMedia during the Q3 2015 Period was primarily attributable to higher earnings of National CineMedia. The decrease in earnings recognized from National CineMedia during the Fiscal 2015 Period was primarily attributable to lower earnings of National CineMedia.

Income Taxes

The provision for income taxes of $14.4 million and $18.0 million for the Q3 2015 Period and the Q3 2014 Period, respectively, reflect effective tax rates of approximately 39.7% and 40.5%, respectively. The provision for income taxes of $63.9 million and $42.3 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively, reflect effective tax rates of approximately 39.4% and 41.8%, respectively. The decrease in the effective tax rate for the Q3 2015 Period is primarily attributable to a decrease in the effective tax rates in certain states during the Q3 2015 Period. The decrease in the effective tax rate for the Fiscal 2015 Period is primarily attributable to a decrease in the effective tax rates in certain states during the Fiscal 2015 Period and the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period, which was not deductible in certain states. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

During the Q3 2015 Period, net income attributable to controlling interest was $21.9 million, which represents a decrease of $4.8 million, from net income attributable to controlling interest of $26.7 million during the Q3 2014 Period. Net income attributable to controlling interest for the Fiscal 2015 Period was $98.4 million, which represents an increase of $39.1 million, from net income attributable to controlling interest of $59.3 million during the Fiscal 2014 Period. The decrease in net income attributable to controlling interest for the Q3 2015 Period was primarily attributable to the decrease in operating income as described above. The increase in net income attributable to controlling interest for the Fiscal 2015 Period was primarily attributable to the impact of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and

Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and to a lesser extent, an increase in operating income as described above.

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

Net cash flows provided by operating activities totaled approximately $216.7 million and $185.0 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $31.7 million increase in net cash flows generated by operating activities for the Fiscal 2015 Period as compared to the Fiscal 2014 Period was caused by a change in working capital activity of approximately $27.7 million and a $4.0 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accrued expense and other activity and changes in trade and other receivables activity during the Fiscal 2015 Period as compared to the Fiscal 2014 Period. The change in accrued expense and other activity was primarily due to the timing of certain vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period. The increase in trade and other receivables activity was primarily attributable to the timing of our estimated Federal and state income tax payments during such periods.
Investing Activities

Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, strategic partnerships, the addition of luxury amenities in select theatres, adding new screens to existing theatres, and other upgrades to the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows, cash on hand, landlord contributions and proceeds from disposition of assets and financing activities.

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

As further described in Note 3—"Acquisition," on September 3, 2015, the Company completed the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company in exchange for an aggregate net cash purchase price, before post-closing adjustments, of $9.2 million.

During the Fiscal 2015 Period, we received approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 26.4 million common units. On a fully diluted basis, we own a 20.2% interest in NCM, Inc. as of September 30, 2015.

Net cash flows used in investing activities totaled approximately $127.1 million and $89.8 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $37.3 million increase in cash flows used in investing activities during the Fiscal 2015 Period, as compared to the Fiscal 2014 Period, was primarily attributable a $22.4 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2015 Period, $9.2 million of cash used for the acquisition further described in Note 3—"Acquisition," and the impact of $6.0 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2014 Period.

Financing Activities

As described further in Note 4—"Debt Obligations," on April 2, 2015, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse AG and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of the New Term Facility in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and the New Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the quarter ended June 30, 2015.

In connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (which are described further in Note 11—"Derivative Instruments") initially designated to hedge $350.0 million of variable rate debt obligations under the prior Senior Credit Facility. The amended interest rate swaps require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate.

As of September 30, 2015, we had approximately $961.1 million aggregate principal amount outstanding (net of debt discount) under the New Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of September 30, 2015, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the New Revolving Facility. As of September 30, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On October 27, 2015, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2015, to stockholders of record on December 4, 2015. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $137.1 million and $132.1 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $5.0 million increase in cash flows used in financing activities during the Fiscal 2015 Period as compared to the Fiscal 2014 Period was primarily attributable to the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period, partially offset by landlord contributions received in connection with amended lease financing arrangements and lower payments on long-term obligations.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $122.4 million and $125.9 million for the Q3 2015 Period and the Q3 2014 Period, respectively, and $419.8 million and $349.9 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. EBITDA for the Q3 2015 Period was in line with that of the Q3

2014 Period. The increase in EBITDA for the Fiscal 2015 Period was primarily attributable the impact of the $62.4 million loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and to a lesser extent, an increase in operating income as described above.

The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash (used in) provided by operating activities is calculated as follows (in millions):

	Q3 2015 Period	Q3 2014 Period	Fiscal 2015 Period	Fiscal 2014 Period
EBITDA	$122.4	$125.9	$419.8	$349.9
Interest expense, net	(33.3)	(29.3)	(96.5)	(94.0)
Provision for income taxes	(14.4)	(18.0)	(63.9)	(42.3)
Deferred income taxes	(9.7)	(7.2)	(22.5)	(7.7)
Changes in operating assets and liabilities	(155.5)	(96.5)	(59.7)	(87.4)
Loss on extinguishment of debt	—	—	5.7	62.4
Landlord contributions	13.4	1.2	27.5	2.9
Other items, net	4.2	(4.0)	6.3	1.2
Net cash (used in) provided by operating activities	$(72.9)	$(27.9)	$216.7	$185.0

Contractual Cash Obligations and Commitments

The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of September 30, 2015, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,245.6	$13.6	$22.1	$22.1	$2,187.8
Future interest on debt obligations(2)	781.8	114.1	224.1	217.1	226.5
Capital lease obligations, including interest(3)	19.7	3.4	4.4	1.8	10.1
Lease financing arrangements, including interest(3)	135.1	20.9	42.5	34.2	37.5
Purchase commitments(4)	90.2	65.3	23.0	1.9	—
Operating leases(5)	2,930.4	422.9	781.0	600.5	1,126.0
FIN 48 liabilities(6)	—	—	—	—	—
Total	$6,202.8	$640.2	$1,097.1	$877.6	$3,587.9

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our unaudited consolidated balance sheet as of September 30, 2015. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios as further described in Note 4—"Debt Obligations."

(2)
Future interest payments on the Company's unhedged debt obligations (consisting of approximately $511.1 million of variable interest rate borrowings under the New Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025 and approximately $9.5 million of other debt obligations) are based on the stated fixed rate or in the case of the $511.1 million of variable interest rate borrowings under the New Term Facility, the current interest rate specified in our Amended Senior Credit Facility as of September 30, 2015 (3.75%). Future interest payments on the Company's hedged indebtedness as of September 30, 2015 (the remaining $450.0 million of borrowings under the New Term Facility) are based on (1) the applicable margin (as defined in Note 4—"Debt Obligations") as of September 30, 2015 (3.0%) and (2) the expected fixed interest payments under the Company's three effective interest rate swap agreements, which are described further detail under Note 11—"Derivative Instruments" to the accompanying unaudited condensed consolidated financial statements.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of September 30, 2015. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.29%, maturing in various installments through 2028. Refer to Note 4—"Debt Obligations" to the accompanying unaudited condensed consolidated financial statements and Note 5 to the 2014 Audited Consolidated Financial Statements for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of September 30, 2015, including improvements associated with existing theatres (including luxury reclining seating), the construction of new theatres and investments in non-consolidated entities. With respect to our luxury reclining seating conversions, we expect to receive approximately $28.7 million in landlord contributions to partially cover the costs of such conversions.

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

(6)
The table does not include approximately $8.1 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of September 30, 2015.

(7)
In addition, as of September 30, 2015, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million New Revolving Facility. Regal Cinemas also maintains a sublimit within the New Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks including interest rate risk and equity price risk. The Company’s interest rate risk is confined to interest rate exposure of its and its wholly owned subsidiaries’ debt obligations that bear interest based on floating rates. The Amended Senior Credit Facility provides variable rate interest that could be adversely affected by an increase in interest rates. Borrowings under the New Term Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin as described in Note 4 —"Debt Obligations."

Under the terms of the Company’s three effective interest rate swap agreements (which hedge an aggregate of $450.0 million of variable rate debt obligations as of September 30, 2015) described in Note 11 —"Derivative Instruments," Regal Cinemas pays interest at fixed rates ranging from 1.220% to 2.165% and receives interest at a variable rate.

As of September 30, 2015 and January 1, 2015, borrowings of $961.1 million (net of debt discount) and $965.8 million, respectively, were outstanding under the New Term Facility and the term facility under the Prior Senior Credit Facility at an effective interest rate of 4.22% (as of September 30, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Facility as of September 30, 2015, would increase or decrease interest expense by $1.0 million for the quarter ended September 30, 2015.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 2, 2015 with the Commission (File No. 001-31315) for the fiscal year ended January 1, 2015, as the same have been updated by our quarterly report on Form 10-Q filed on August 10, 2015 with the Commission (File No. 001-31315) for the quarter ended June 30, 2015.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2015, filed on November 9, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 9, 2015	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2015, filed on November 9, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text