Form 10-K
period 2015-12-31
REGAL ENTERTAINMENT GROUP
filed 2016-02-29
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission file number: 001-31315
____________________________________________________________________________
Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (I. R. S. Employer Identification Number)
7132 Regal Lane Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)
Registrant's Telephone Number, Including Area Code:    865-922-1123
____________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,677,371,051 (80,218,606 shares at a closing price per share of $20.91).

Shares of Class A common stock outstanding—133,093,365 shares at February 22, 2016
Shares of Class B common stock outstanding—23,708,639 shares at February 22, 2016

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2016 Annual Meeting of Stockholders and to be filed within 120 days after December 31, 2015 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

DESCRIPTION OF BUSINESS
Overview
We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,361 screens in 572 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2015, with approximately 217 million attendees for the year ended December 31, 2015 ("fiscal 2015"). Our geographically diverse circuit includes theatres in 46 of the top 50 U.S. designated market areas. We operate multi-screen theatres and, as of December 31, 2015, had an average of 12.9 screens per location, which is well above the North American motion picture exhibition industry average. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States.
For fiscal 2014 and prior periods, the Company's fiscal year ended on the first Thursday after December 25, which in certain years (such as fiscal 2014) resulted in a 53-week fiscal year. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for the Company's fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.
For fiscal 2015, we reported total revenues, income from operations and net income attributable to controlling interest of $3,127.3 million, $319.3 million and $153.4 million, respectively. In addition, we generated $434.4 million of cash flows from operating activities during fiscal 2015.
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

Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 31, 2015, we have returned approximately $4.1 billion to our stockholders in the form of quarterly and extraordinary cash dividends.
Pursuing Prudent Acquisitions and Strategic Partnerships.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities and to participate in various partnership initiatives. We intend to selectively pursue accretive theatre acquisitions and theatre-related investments that enhance and more fully utilize our asset base to improve our consolidated operating results and free cash flow.
For example, since 2012, we have demonstrated our ability to enhance our asset base, operating results and free cash flow through the successful acquisition of 73 theatres and 875 screens, including the fiscal 2015 acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company.
With respect to partnership initiatives, we own approximately 19.5% of National CineMedia, LLC ("National CineMedia" or "NCM") as of December 31, 2015. National CineMedia operates the largest digital in-theatre advertising network in North America and concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC"), and Cinemark, Inc. ("Cinemark"). See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia. We also participate in other joint ventures such as Digital Cinema Implementation Partners, LLC, Open Road Films and AC JV, LLC, which are also further discussed under Part I, Item I of this Form 10-K. Finally, the Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. We believe our investment in National CineMedia and other joint venture arrangements generate incremental value for our stockholders.
Pursuing Premium Experience Opportunities.    We continue to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

•
First, we continue to focus on improving customer amenities, primarily the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of December 31, 2015, we offered luxury reclining seating in 819 auditoriums at 72 theatre locations. Based on promising results, we expect to offer luxury reclining seating in approximately 40 additional locations during fiscal 2016 and expect to outfit approximately 25% to 30% of the total screens in our circuit with luxury reclining seating by the end of fiscal 2017. The costs of these conversions in some cases are partially covered by contributions from our theatre landlords.

•
Second, to continually address consumer trends and customer preferences, we have focused on expanding our menu of food and alcoholic beverage products. We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of December 31, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 235 locations and during fiscal 2016, we expect to introduce an expanded menu of food in approximately 65 locations and alcoholic beverages in approximately 75 locations.

•
Third, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 31, 2015, we had over 13 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry, and these members accounted for approximately $1.1 billion of the Company's box office and concession revenues during fiscal 2015. In addition, our mobile ticketing application, designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 4.2 million times since its fiscal 2012 launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal (including Regal Crown Club® loyalty program promotions) and the ability to purchase tickets for local theatres, thereby expediting the admissions process.

•
Finally, we believe that our IMAX® digital projection systems and our proprietary large screen format, RPXSM offer our patrons all-digital, large format premium experiences and generate incremental revenue and cash flows for the Company. As of December 31, 2015, our IMAX® footprint consisted of 89 IMAX® screens and we operated 91 RPXSM screens. We have been encouraged by the operating results of our IMAX® and RPXSM screens and believe such premium motion picture formats allow us to deliver a premium movie-going experience for our customers.

We believe the continued rollout of premium amenities such as luxury reclining seating, a wider array of food and alcoholic beverage offerings and IMAX® and RPXSM screens allow us to deliver a premium movie-going experience for a majority of our customers. We believe this strategy will enable us to better compete for patrons and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows.
Pursuing Selective Growth Opportunities and Active Asset Management.    We intend to selectively pursue expansion opportunities through new theatre construction, expansion and upgrades that meet our strategic and financial return criteria. Additionally, we manage our asset base by opportunistically closing underperforming theatres.  We continued to actively manage our asset base during fiscal 2015 by opening two theatres with 24 screens and closing nine underperforming theatres with 91 screens, ending the year with 572 theatres and 7,361 screens.
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

Competitive Strengths
We believe that the following competitive strengths position us to capitalize on future opportunities:
Industry Leader.    We are the largest domestic motion picture exhibitor operating 7,361 screens in 572 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia. Our geographically diverse circuit includes theatres in 46 of the top 50 U.S. designated market areas. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation and partnership opportunities.
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
Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 IPO, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of nine theatre circuits, consisting of 230 theatres and 2,683 screens. We have generally achieved immediate cost savings at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts.
Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. In addition, approximately 53% of our locations featured one or more premium amenity offerings as of December 31, 2015. We believe the continued rollout of premium amenities such as luxury reclining seating, a wider array of food and alcoholic beverage offerings and IMAX® and RPXSM screens allow us to deliver a premium movie-going experience for a majority of our customers. Finally, we believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.

Dividend Policy
We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2015, we paid to our stockholders four quarterly cash dividends of $0.22 per share on each outstanding share of our Class A and Class B common stock, or approximately $139.1 million in the aggregate. Further, on February 9, 2016, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2016 to our stockholders of record on March 4, 2016. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our Board of Directors.

INDUSTRY OVERVIEW AND TRENDS
The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and stable attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2015. Against this background of steady long-term growth in revenues and stable attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and in turn box office revenues. Consequently, we expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future. However, we believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the domestic motion picture exhibition industry. For example, during the most recent five-year period, attendance levels remained stable and the industry generated record box office results during 2012, 2013 and 2015.
Through the years, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering content to consumers including digital sell-through, DVD and Blu-ray, physical and digital rental, subscription video on demand and free and pay television. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its release in the next distribution channel has contracted slightly to approximately three to four months. Further, some film distributors have experimented with offering alternative distribution methods for certain films that rely on shorter theatrical release windows and in some cases, bypass the theatrical release altogether. We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.
Finally, the domestic motion picture exhibition industry is in the process of implementing various initiatives, concepts and customer amenities aimed at delivering a premium movie-going experience for its customers in order to better compete for patrons and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows. These initiatives include luxury reclining seating, a wider array of food and beverage offerings, in-theatre dining and bar service, reserved seating, the enhancement of loyalty programs and other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. In addition, we believe the benefits associated with premium motion picture formats are significant for our industry and provide us with the opportunity for incremental revenue from formats such as IMAX® and our proprietary large screen format, RPXSM. Finally, we believe that operating a digital theatre circuit provides greater flexibility in scheduling our programming content, which has enhanced our capacity utilization, and enables us to generate incremental revenue from advanced motion picture formats, such as digital 3D, and the exhibition of specialty content offerings through certain distributors of specialty content, such as AC JV, LLC. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry.

THEATRE OPERATIONS
We operate the largest theatre circuit in the United States with 7,361 screens in 572 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2015. We operate theatres in 46 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists, Edwards, Great Escape Theatres and Hollywood Theaters brands through our wholly owned subsidiaries.
We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive sound, wall-to-wall and floor-to-ceiling screens, Sony Digital CinemaTM 4K projection systems, 3D digital projection systems, IMAX® and our proprietary large screen format, RPXSM, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby. Finally, we are in the process of implementing various other initiatives, concepts and customer amenities such as luxury reclining seating, a wider array of food and beverage offerings, in-theatre dining and bar service and reserved seating.
Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We strategically schedule movie show times to reduce staffing requirements and box office and concession line congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, e-gift cards and mobile and internet ticketing. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons and believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2015:

State/District	Locations	Number of Screens
California	87	1,054
Florida	48	709
New York	46	559
Virginia	32	441
Washington	30	351
Texas	28	397
Pennsylvania	23	311
North Carolina	22	269
Georgia	21	312
Ohio	20	285
Oregon	19	206
South Carolina	17	230
Maryland	15	206
Colorado	14	174
Tennessee	13	179
Indiana	12	145
Illinois	11	148
Nevada	11	141
New Jersey	10	142
Massachusetts	10	118
Missouri	8	114
Hawaii	7	72
Mississippi	7	56
Idaho	5	73
Kentucky	5	60
New Mexico	5	60
Alaska	5	52
West Virginia	4	46
Connecticut	4	43
Louisiana	4	43
Alabama	3	52
Kansas	3	34
Oklahoma	3	34
New Hampshire	3	33
Minnesota	2	36
Delaware	2	33
Michigan	2	26
Arkansas	2	24
Maine	2	20
Nebraska	1	16
Arizona	1	14
District of Columbia	1	14
Guam	1	14
Montana	1	11
American Samoa	1	2
Saipan	1	2
Total	572	7,361

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

NATIONAL CINEMEDIA JOINT VENTURE
We maintain an investment in National CineMedia, which operates the largest digital in-theatre advertising network in North America representing over 20,400 U.S. theatre screens (of which approximately 19,800 are part of National CineMedia's digital content network) as of December 31, 2015. During 2015, over 700 million patrons attended movies shown in theatres in which National CineMedia currently has exclusive cinema advertising agreements in place. National CineMedia concentrates on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark. As described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), which serves as the sole manager of National CineMedia, completed an IPO of its common stock. In connection with the IPO of NCM, Inc., RCM, through its wholly owned subsidiary Regal CineMedia Holdings, LLC ("RCH"), AMC and Cinemark amended and restated the operating agreement of National CineMedia and other ancillary agreements. As a result of these agreements, we receive theatre access fees and mandatory distributions of excess cash from National CineMedia.
Subsequent to the IPO of NCM, Inc. and through December 31, 2015, the Company received from National CineMedia approximately 11.8 million newly issued common units of National CineMedia as a result of the adjustment provisions of the Common Unit Adjustment Agreement. These transactions, partially offset by the redemption of approximately 6.6 million of our National CineMedia common units for a like number of shares of NCM, Inc. common stock, which we sold in underwritten public offerings during fiscal 2010 and fiscal 2013, caused a net increase in the Company's ownership share in National CineMedia to 26.4 million common units. As a result, on a fully diluted basis, we own a 19.5% interest in NCM, Inc. as of December 31, 2015.
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

DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE
We maintain an investment in Digital Cinema Implementation Partners, LLC ("DCIP"), a joint venture company formed by Regal, AMC and Cinemark. DCIP funds the cost of digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. DCIP’s initial and second round of financing substantially covered the cost of conversion to digital projection for our entire circuit. The Company effected equity contributions of approximately $7.5 million to DCIP since fiscal 2012, and expects to make additional equity contributions in the future. Through fiscal 2015, the Company has received $8.3 million in cash distributions from DCIP as a return on its investment.
The Company holds a 46.7% economic interest in DCIP as of December 31, 2015. As of December 31, 2015, all of our screens were fully outfitted with digital projection systems. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.

OPEN ROAD FILMS JOINT VENTURE
We also maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. Open Road Films was created to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner which we believe will drive additional patrons to our theatres and generate a return on our capital investment. Open Road Films distributed six films during 2015 which generated national box office revenues of approximately $70.2 million, and intends to distribute approximately six to eight films per year. As of December 31, 2015, we have invested $20.0 million in cash in Open Road Films and may invest an additional $10.0 million in this joint venture. The carrying value of the Company's investment in Open Road Films as of December 31, 2015 was $(10.0) million. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of Open Road Films.

FILM DISTRIBUTION
Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including digital sell-through, DVD and Blu-ray, physical and digital rental, subscription video on demand and free and pay television. A strong theatrical opening often establishes a film's success and positively influences the film's potential in these downstream distribution channels. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.
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
In licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor may allocate films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor for each film who then negotiates film rental terms directly with the distributor.
Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The majority of our arrangements use a "sliding scale" formula. Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. To a much lesser extent, we have also used a "firm term" formula and a "review or settlement" method where either (1) the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor or (2) the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement.

Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.
Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. We license films from each of the major distributors and believe that our relationships with these distributors are good. For fiscal 2015, films shown from our top ten film distributors accounted for approximately 95% of our admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In 2015, our largest single distributor accounted for 22.4% of our box office admissions.

CONCESSIONS
In addition to box office admissions revenues, we generated approximately 28.8% of our total revenues from concessions sales during fiscal 2015. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.
To continually address consumer trends and customer preferences, we have focused on expanding our menu of food and alcoholic beverage products. We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of December 31, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 235 locations and during fiscal 2016, we expect to introduce an expanded menu of food in approximately 65 locations and alcoholic beverages in approximately 75 locations. We believe that offering a wider array of food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres.

COMPETITION
The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•	ability to secure films with favorable licensing terms;

•	availability of customer amenities, location, reputation, stadium seating and seating capacity;

•	quality of projection and sound systems;

•	appeal of our concession products; and

•	ability and willingness to promote the films that are showing.
We have several hundred competitors nationwide that vary substantially in size, from small independent exhibitors to large national chains such as AMC and Cinemark. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. As the largest motion picture exhibitor, however, we believe that we will be able to generate economies of scale and operating efficiencies that will give us a competitive advantage over many of our competitors. As discussed in "Industry Overview and Trends" under Part I, Item I of this Form 10-K, the domestic motion picture exhibition industry is in the process of experimenting with various initiatives and concepts aimed at delivering a premium movie-going experience for its customers in order to better compete for patrons and build brand loyalty. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given fiscal period.
We also compete with other motion picture distribution channels including digital sell-through, DVD and Blu-ray, physical and digital rental, subscription video on demand and free and pay television. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. Over the past several years, the theatrical release window has contracted to approximately three to four months. Further, some film distributors have experimented with offering alternative distribution methods for certain films that rely on shorter theatrical release windows and in some cases, bypass the theatrical release altogether. We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.
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
Our frequent moviegoer loyalty program, Regal Crown Club®, is designed to actively engage our core customers and is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 31, 2015, we had over 13 million active members in the Regal Crown Club®, and these members accounted for approximately $1.1 billion of the Company's box office and concession revenues during fiscal 2015. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series, cross-promotional ticket redemptions and promotions within local communities. Our mobile ticketing application, designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 4.2 million times since its fiscal 2012 launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal and the ability to purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.

INFORMATION TECHNOLOGY SYSTEMS
Information Technology ("IT") is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery and warehouse stores and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our internet ticketing partners, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing, and mobile ticketing. Our Apple iPhone® or Android™ phone application provides customers the ability to find films, movie information, showtimes, special offers from Regal and the ability to purchase tickets for local theatres, thereby expediting the admissions process. We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.
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

EMPLOYEES
As of December 31, 2015, we employed approximately 25,915 persons. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
Shown below are the names, ages as of December 31, 2015, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	49	Chief Executive Officer and Chair of the Board of Directors
Gregory W. Dunn	56	President and Chief Operating Officer
Peter B. Brandow	55	Executive Vice President, General Counsel and Secretary
David H. Ownby	46	Executive Vice President, Chief Financial Officer and Treasurer
Amy E. Miles is our Chief Executive Officer and Chair of the Board of Directors. Ms. Miles has served as Chief Executive Officer since June 2009 and became Chair of the Board of Directors in March 2015. Prior thereto, Ms. Miles served as our Executive Vice President, Chief Financial Officer and Treasurer from March 2002 to June 2009. Additionally, Ms. Miles has served as the Chief Executive Officer of Regal Cinemas, Inc. since June 2009. Ms. Miles formerly served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. from January 2000 to June 2009. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Prior to joining the Company, Ms. Miles was a Senior Manager with Deloitte & Touche LLP from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers LLP.
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
We have substantial lease and debt obligations. For fiscal 2015, our total rent expense and net interest expense were approximately $421.5 million and $129.6 million, respectively. As of December 31, 2015, we had total debt obligations of $2,342.4 million. As of December 31, 2015, we had total contractual cash obligations of approximately $6,244.6 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.
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
Our ability to operate successfully depends upon the availability, diversity and commercial appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which can depend on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of, these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.
The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with the top ten film distributors accounting for approximately 95% of our admissions revenues during fiscal 2015. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.
An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce our revenue.
We compete with other motion picture distribution channels including digital sell-through, DVD and Blu-ray, physical and digital rental, subscription video on demand and free and pay television. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels during the theatrical release window. The average theatrical release window has decreased from approximately six months to approximately three to four months over the last decade. Further, some film distributors have experimented with offering alternative distribution methods for certain films that rely on shorter theatrical release windows and in some cases, bypass the theatrical release altogether. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We can provide no assurance as to the impact or timing of any material contraction to the current theatrical release window.
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
The motion picture exhibition industry has and continues to implement various initiatives, concepts, customer amenities and technological innovations aimed at delivering a premium movie-going experience for its patrons (including, but not limited to, luxury reclining seating, enhancement of food and alcoholic beverage offerings, the installation of premium format screens, digital 3D, satellite distribution technologies and stadium seating). Theatres in our markets without these amenities may be more vulnerable to competition than those theatres with such amenities, and should other theatre operators choose to implement these or other initiatives in these markets, the performance of our theatres may be significantly and negatively impacted. In addition, while we continue to implement these and other initiatives, new innovations and technology will continue to impact our industry. If we are unable to respond to or invest in future technology and the changing preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could also adversely affect our results of operations. Finally, should other theatre operators return to the aggressive capital spending strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.
We are currently the subject of an investigation by the Antitrust Division of the Department of Justice and Attorneys General in several states and have been named as defendants in third party lawsuits related to similar matters.
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
The Company intends to cooperate with any Federal or state investigations to the extent any are undertaken. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws related to its investments in NCM, other joint ventures, or as pertains to movie clearances, and while the Company intends to vigorously defend any allegation that it has done so, we can provide no assurances as to the scope, timing or outcome of the DOJ’s, any other state or Federal governmental reviews of the Company’s conduct, or any third party lawsuits initiated regarding the same or similar matters. If we are subject to an adverse finding or ruling resulting from any of these investigations or lawsuits, we could be required to pay damages or penalties or have other remedies imposed upon us that could have a material adverse effect on our business. In addition, we have already incurred substantial legal expenses related to these matters and we may incur significant additional expenditures in the future. Furthermore, the period of time necessary to fully respond to and resolve these investigations and lawsuits is uncertain and could require significant management time and financial resources which could otherwise be devoted to the operation of our business.
We may not benefit from our acquisition strategy and strategic partnerships.
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
We also selectively pursue theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. As of December 31, 2015, we own approximately 19.5% of National CineMedia, and participate in other joint ventures such as DCIP, Open Road Films, AC JV and DCDC. Risks associated with pursuing these investments and opportunities include:

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
The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers, cyber terrorists, employee error or misconduct, viruses, power outages and other catastrophic events, leading to unauthorized disclosure of confidential and proprietary information and exposing us to litigation that could adversely affect our reputation. We rely on industry accepted security measures and technology to protect confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.
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
The Anschutz Corporation owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 31, 2015, The Anschutz Corporation controlled approximately 78% of the voting power of all of our outstanding common stock. For as long as The Anschutz Corporation continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board of Directors, effect stockholder actions by written consent in lieu of stockholder meetings and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. The Anschutz Corporation will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to The Anschutz Corporation but not to other stockholders. In addition, The Anschutz Corporation and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.
Substantial sales of our Class A common stock could cause the market price for our Class A common stock to decline.
We cannot predict the effect, if any, that open-market sales of shares of our Class A common stock or the availability of shares of our Class A common stock for sale will have on the market price of our Class A common stock prevailing from time to time. Sales of substantial amounts of shares of our Class A common stock in the public market, including by the The Anschutz Corporation or its affiliates, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline.
As of February 22, 2016, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.
In addition, The Anschutz Corporation and its affiliates are able to sell their shares pursuant to the registration rights that we have granted and may chose to do so at any time. In addition, we cannot predict whether substantial amounts of our Class A common stock will be sold in the open market in anticipation of, or following, any divestiture by The Anschutz Corporation or our directors or executive officers of their shares of our common stock.
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

Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2015, we operated 515 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 57 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 31, 2015, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference.
The majority of our leased theatres are subject to lease agreements with original terms of 15 to 20 years or more and, in most cases, renewal options for up to an additional 10 to 20 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our corporate office is located in Knoxville, Tennessee. We believe that these facilities are currently adequate for our operations.

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

	Fiscal 2015
	High	Low
First Quarter (January 2, 2015 - March 31, 2015)	$24.52	$18.70
Second Quarter (April 1, 2015 - June 30, 2015)	23.67	20.25
Third Quarter (July 1, 2015 - September 30, 2015)	21.98	17.48
Fourth Quarter (October 1, 2015 - December 31, 2015)	20.25	17.65

	Fiscal 2014
	High	Low
First Quarter (December 27, 2013 - March 27, 2014)	$20.14	$17.97
Second Quarter (March 28, 2014 - June 26, 2014)	21.40	18.41
Third Quarter (June 27, 2014 - September 25, 2014)	21.56	19.41
Fourth Quarter (September 26, 2014 - January 1, 2015)	23.24	17.87
On February 22, 2016, there were approximately 244 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock. As of February 22, 2016 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 1,499,394 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through January 13, 2020. All shares of restricted stock are registered and will be freely tradable when the restrictions lapse, unless such shares are issued to or acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

Dividend Policy
During fiscal 2015, we paid to our stockholders four quarterly cash dividends of $0.22 per share on each outstanding share of our Class A and Class B common stock, or approximately $139.1 million in the aggregate. During fiscal 2014, we paid to our stockholders four quarterly cash dividends of $0.22 per share on each outstanding share of our Class A and Class B common stock, or approximately $138.6 million in the aggregate. In addition, on December 15, 2014, we paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $156.2 million. Finally, on February 9, 2016, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2016 to our stockholders of record on March 4, 2016. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	—
November 1, 2015 - November 30, 2015	1,269	19.90	—	—
December 1, 2015 - December 31, 2015	—	—	—	—
Total	1,269	$19.90	—	—
During the quarter ended December 31, 2015, the Company withheld approximately 1,269 shares of restricted stock at an aggregate cost of less than $0.1 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6.    SELECTED FINANCIAL DATA.
We present below selected historical consolidated financial data for Regal based on historical data, for periods subsequent to the respective acquisition dates, for (i) the fiscal year ended December 29, 2011, considering the results of United Artists, Regal Cinemas, and Edwards (the "subsidiaries") from December 31, 2010, (ii) the fiscal year ended December 27, 2012, considering the results of the subsidiaries from December 30, 2011 and the acquisition of Great Escape Theatres for the period subsequent to the acquisition date of November 29, 2012, (iv) the fiscal year ended December 26, 2013, considering the results of the subsidiaries and Great Escape Theatres from December 28, 2012, and the acquisition of Hollywood Theaters for the period subsequent to the acquisition date of March 29, 2013, (iv) the fiscal year ended January 1, 2015, considering the results of the subsidiaries, Great Escape Theatres and Hollywood Theaters from December 27, 2013 and (v) the fiscal year ended December 31, 2015, considering the results of the subsidiaries, Great Escape Theatres and Hollywood Theaters from January 2, 2015, and the five theatres acquired from Georgia Theatres for the period subsequent to the acquisition date of September 3, 2015. The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2015, January 1, 2015, December 26, 2013, December 27, 2012, and December 29, 2011 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data does not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 31, 2015	Fiscal year ended January 1, 2015 (1)	Fiscal year ended December 26, 2013	Fiscal year ended December 27, 2012	Fiscal year ended December 29, 2011
	(in millions, except per share data)
Statement of Income Data:
Total revenues	$3,127.3	$2,990.1	$3,038.1	$2,820.0	$2,675.9
Income from operations(5)	319.3	306.4	339.8	330.0	215.5
Net income attributable to controlling interest(4)(5)(6)	153.4	105.6	157.7	142.3	36.8
Earnings per diluted share(4)(5)(6)	0.98	0.68	1.01	0.92	0.24
Dividends per common share(2)(3)	$0.88	$1.88	$0.84	$1.84	$0.84

	As of or for the fiscal year ended December 31, 2015	As of or for the fiscal year ended January 1, 2015 (1)	As of or for the fiscal year ended December 26, 2013	As of or for the fiscal year ended December 27, 2012	As of or for the fiscal year ended December 29, 2011
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(4)	$434.4	$349.1	$346.9	$346.6	$353.1
Net cash used in investing activities(4)	(183.3)	(150.4)	(258.6)	(183.4)	(101.1)
Net cash provided by (used in) financing activities(2)(3)	(178.6)	(332.5)	83.1	(306.7)	(204.3)
Balance sheet data at period end:
Cash and cash equivalents	$219.6	$147.1	$280.9	$109.5	$253.0
Total assets	2,632.3	2,539.5	2,704.7	2,222.1	2,352.2
Total debt obligations	2,342.4	2,360.2	2,310.7	1,995.2	2,016.3
Deficit	(877.6)	(897.3)	(715.3)	(750.4)	(621.8)
Operating data:
Theatre locations	572	574	580	540	527
Screens	7,361	7,367	7,394	6,880	6,614
Average screens per location	12.9	12.8	12.7	12.7	12.6
Attendance (in millions)	216.7	220.2	228.6	216.4	211.9
Average ticket price	$9.41	$9.08	$9.01	$8.90	$8.70
Average concessions per patron	$4.16	$3.77	$3.57	$3.46	$3.34
_______________________________________________________________________________

(1)	Fiscal year ended January 1, 2015 was comprised of 53 weeks.

(2)	Includes the December 15, 2014 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)	Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

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

(5)
During the years ended December 31, 2015, January 1, 2015, December 26, 2013, December 27, 2012, and December 29, 2011, and December 30, 2010, we recorded long-lived asset impairment charges of $15.6 million, $5.6 million, $9.5 million, $11.1 million, and $17.9 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 31, 2015, January 1, 2015, and December 26, 2013. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.
Overview and Basis of Presentation
We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,361 screens in 572 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2015. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.
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

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to property and equipment, goodwill, deferred revenue pertaining to gift card and discount ticket sales, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed elsewhere within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
We have applied the principles of purchase accounting when recording theatre acquisitions. Under current purchase accounting principles, we are required to use the acquisition method of accounting to estimate the fair value of all assets and liabilities, including: (i) the acquired tangible and intangible assets, including property and equipment, (ii) the liabilities assumed at the date of acquisition (including contingencies), and (iii) the related deferred tax assets and liabilities. Because the estimates we make in purchase accounting can materially impact our future results of operations, for significant acquisitions, we have obtained assistance from third party valuation specialists in order to assist in our determination of fair value. The Company provides the assumptions to the third party valuation firms based on information available to us at the acquisition date, including both quantitative and qualitative information about the specified assets or liabilities. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to determine fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the valuation methodology utilized by the third party valuation firms. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts. Historically, the estimates made have not experienced significant changes and, as a result, we have not disclosed such changes.

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2015, fiscal 2014 and fiscal 2013, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

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
For the fiscal years ended December 31, 2015, January 1, 2015 and December 26, 2013, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 31, 2015, consolidated depreciation and amortization expense was $216.8 million, representing 6.9% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $13.7 million, or

6.3%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $15.7 million, or 7.2%.

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
For fiscal 2015, our provision for income taxes was $100.1 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 39.5% to 40.5% would have increased the current year income tax provision by approximately $2.5 million.

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

Significant Events and Fiscal 2016 Outlook
During the fiscal year ended December 31, 2015 ("Fiscal 2015 Period"), the fifty-three week fiscal year ended January 1, 2015 ("Fiscal 2014 Period") and the fiscal year ended December 26, 2013 ("Fiscal 2013 Period"), the Company entered into various investing and financing transactions which are more fully described under "Liquidity and Capital Resources" below and in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
During the Fiscal 2015 Period, we continued to make progress with respect to our business strategy as follows:

•
We demonstrated our commitment to providing incremental value to our stockholders. During the Fiscal 2015 Period, we paid to our stockholders four quarterly cash dividends of $0.22 per share, or approximately $139.1 million in the aggregate.

•
In addition to the acquisition of five theatres and 61 screens from entities affiliated with Georgia Theatre Company, we continued to actively manage our asset base during the Fiscal 2015 Period by opening two theatres with 24 screens and closing nine underperforming theatres with 91 screens, ending the Fiscal 2015 Period with 572 theatres and 7,361 screens.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦
First, we continued to focus on improving customer amenities, primarily the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of December 31, 2015, we offered luxury reclining seating in 819 auditoriums at 72 theatre locations. Based on promising results, we expect to offer luxury reclining seating in approximately 40 additional locations during fiscal 2016 and expect to outfit approximately 25% to 30% of the total screens in our circuit with luxury reclining seating by the end of fiscal 2017. The costs of these conversions in some cases are partially covered by contributions from our theatre landlords.

◦
Second, to continually address consumer trends and customer preferences, we have focused on expanding our menu of food and alcoholic beverage products. We believe that the enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of December 31, 2015, we offered an expanded menu of food and/or alcoholic beverage items in 235 locations and during fiscal 2016, we expect to introduce an expanded menu of food in approximately 65 locations and alcoholic beverages in approximately 75 locations.

◦
Third, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 31, 2015, we had over 13 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry, and these members accounted for approximately $1.1 billion of the Company's box office and concession revenues during fiscal 2015. In addition, our mobile ticketing application, designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 4.2 million times since its fiscal 2012 launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal (including Regal Crown Club® loyalty program promotions) and the ability to purchase tickets for local theatres, thereby expediting the admissions process.

◦
Finally, we believe that our IMAX® digital projection systems and our proprietary large screen format, RPXSM offer our patrons all-digital, large format premium experiences and generate incremental revenue and cash flows for the Company. As of December 31, 2015, our IMAX® footprint consisted of 89 IMAX® screens and we operated 91 RPXSM screens. We have been encouraged by the operating results of our IMAX® and RPXSM screens and believe such premium motion picture formats allow us to deliver a premium movie-going experience for our customers.

We are optimistic regarding the breadth of the 2016 film slate, including the timing of the release schedule and the number of films scheduled for release. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2016 appears to be another year of high-profile releases such as Zootopia, Batman vs Superman: Dawn of Justice, The Jungle Book, Captain America: Civil War, Alice Through the Looking Glass, X Men: Apocalypse, Warcraft, Finding Dory, Independence Day: Resurgence, Ghostbusters, Ice Age: Collision Course, Star Trek Beyond, Jason Bourne, Suicide Squad, Fantastic Beasts and Where to Find Them and Rogue One: A Star Wars Story.
We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales and landlord contributions) to be in the range of $135.0 million to $150.0 million for fiscal 2016, consisting of new theatre development, expansion of existing theatre facilities, upgrades for premium amenities, and maintenance.
Overall for the fiscal 2016 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2016 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Recent Developments
On February 9, 2016, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2016 to our stockholders of record on March 4, 2016.

Results of Operations
Based on our review of industry sources, North American box office revenues for the time period that corresponds to the Fiscal 2015 Period were estimated to have increased by approximately three to four percent in comparison to the period of time that corresponds to the Fiscal 2014 Period. The industry's box office results for 2015 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during 2015, including, most notably, Star Wars: The Force Awakens and Jurassic World.
For fiscal 2014 and prior periods, the Company's fiscal year ended on the first Thursday after December 25, which in certain years (such as fiscal 2014) resulted in a 53-week fiscal year. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for the Company's fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.
The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2015 Period, the Fiscal 2014 Period and the Fiscal 2013 Period (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Fiscal 2015 Period		Fiscal 2014 Period		Fiscal 2013 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$2,038.2	65.2%	$1,998.9	66.9%	$2,059.6	67.8%
Concessions	901.7	28.8	829.6	27.7	816.9	26.8
Other operating revenues	187.4	6.0	161.6	5.4	161.6	5.3
Total revenues	3,127.3	100.0	2,990.1	100.0	3,038.1	99.9
Operating expenses:
Film rental and advertising costs(1)	1,093.1	53.6	1,047.1	52.4	1,078.0	52.3
Cost of concessions(2)	114.4	12.7	111.1	13.4	111.6	13.7
Rent expense(3)	421.5	13.5	423.4	14.2	413.6	13.6
Other operating expenses(3)	863.7	27.6	813.2	27.2	812.8	26.8
General and administrative expenses (including share-based compensation expense of $8.3 million, $9.4 million and $9.3 million for the Fiscal 2015 Period, the Fiscal 2014 Period and the Fiscal 2013 Period, respectively)(3)	78.8	2.5	74.4	2.5	73.7	2.4
Depreciation and amortization(3)	216.8	6.9	207.2	6.9	200.2	6.6
Net loss on disposal and impairment of operating assets and other(3)	19.7	0.6	7.3	0.2	8.4	0.3
Total operating expenses(3)	2,808.0	89.8	2,683.7	89.8	2,698.3	88.8
Income from operations(3)	319.3	10.2	306.4	10.2	339.8	11.2
Interest expense, net(3)	129.6	4.1	126.5	4.2	141.3	4.7
Loss on extinguishment of debt(3)	5.7	0.2	62.4	2.1	30.7	1.0
Earnings recognized from NCM(3)	(31.0)	1.0	(32.1)	1.1	(37.5)	1.2
Gain on sale of NCM, Inc. common stock(3)	—	—	—	—	(30.9)	1.0
Provision for income taxes(3)	100.1	3.2	73.4	2.5	107.0	3.5
Net income attributable to controlling interest(3)	$153.4	4.9	$105.6	3.5	$157.7	5.2
Attendance	216.7	*	220.2	*	228.6	*
Average ticket price(4)	$9.41	*	$9.08	*	$9.01	*
Average concessions per patron(5)	$4.16	*	$3.77	*	$3.57	*

_______________________________________________________________________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenue/attendance.

(5)	Calculated as concessions revenue/attendance.

Fiscal 2015 Period Compared to Fiscal 2014 Period
Admissions
During the Fiscal 2015 Period, total admissions revenues increased $39.3 million, or 2.0%, to $2,038.2 million, from $1,998.9 million in the Fiscal 2014 Period. A 3.6% increase in average ticket prices (approximately $71.3 million of total admissions revenues), partially offset by a 1.6% decrease in attendance (approximately $32.0 million of total admissions revenues) led to the overall increase in the Fiscal 2015 Period admissions revenues. For the Fiscal 2015 Period, the 3.6% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2015 Period. The decrease in attendance during the Fiscal 2015 Period as compared to the Fiscal 2014 Period was primarily related to the timing of our fiscal calendar. The Fiscal 2014 Period included seven additional days of operations in comparison to that of the Fiscal 2015 Period. The seven days of operations were significant in that they accounted for approximately 9.1 million attendees, or 4.1%, of the Fiscal 2014 Period total attendance and contributed approximately $80.1 million, or 4.0%, of the Fiscal 2014 Period total admissions revenues. Notwithstanding the timing of our fiscal calendar, the Company's box office results for 2015 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during 2015 including, most notably, Star Wars: The Force Awakens and Jurassic World. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was in line with the industry’s per screen results for the Fiscal 2015 Period as compared to the Fiscal 2014 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.
Concessions
Total concessions revenues increased $72.1 million, or 8.7%, to $901.7 million during the Fiscal 2015 Period, from $829.6 million for the Fiscal 2014 Period. A 10.3% increase in average concessions revenues per patron (approximately $85.4 million of total concessions revenues), partially offset by a 1.6% decrease in attendance (approximately $13.3 million of total concessions revenues) led to the overall increase in the Fiscal 2015 Period concessions revenue. The decrease in attendance during the Fiscal 2015 Period was primarily related to the timing of our fiscal calendar described above. Attendance for the seven additional days of operations during the Fiscal 2014 Period contributed approximately $32.1 million, or 3.9%, of the Fiscal 2014 Period total concessions revenues. The increase in average concessions revenues per patron for the Fiscal 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.
Other Operating Revenues
Other operating revenues increased $25.8 million, or 16.0%, to $187.4 million during the Fiscal 2015 Period, from $161.6 million for the Fiscal 2014 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting of theatre rentals, internet ticketing surcharges, arcade games and other) and revenues related to our gift card and discount ticket programs. During the Fiscal 2015 Period, the increase in other operating revenues was due to an increase in revenues related to our gift card and discount ticket programs (approximately $10.2 million), an increase in other theatre revenues (approximately $8.1 million) primarily related to internet ticketing surcharges, an increase in revenues from our vendor marketing programs (approximately $3.8 million) and incremental National CineMedia revenues (approximately $3.6 million).
Film Rental and Advertising Costs
Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2015 Period increased to 53.6% during the Fiscal 2015 Period from 52.4% in the Fiscal 2014 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2015 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Fiscal 2015 Period.
Cost of Concessions
During the Fiscal 2015 Period, cost of concessions increased $3.3 million, or 3.0%, to $114.4 million as compared to $111.1 million during the Fiscal 2014 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2015 Period was approximately 12.7%, compared to 13.4% during the Fiscal 2014 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2015 Period was primarily due to the amount of vendor marketing revenues recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during such periods, partially offset by slightly higher raw material and packaged good costs for certain items and the related mix of concession products sold.
Rent Expense
Rent expense decreased $1.9 million, or 0.4%, to $421.5 million in the Fiscal 2015 Period, from $423.4 million in the Fiscal 2014 Period. The decrease in rent expense in the Fiscal 2015 Period was primarily impacted by the restructuring of an existing master lease covering nine operating properties described further in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and the closure of nine theatres with 91 screens subsequent to the end of the Fiscal 2014 Period, partially offset by incremental rent associated with the opening of two new theatres with 24 screens and the acquisition of five theatres and 61 screens subsequent to the end of the Fiscal 2014 Period.
Other Operating Expenses
Other operating expenses increased $50.5 million, or 6.2%, to $863.7 million in the Fiscal 2015 Period, from $813.2 million in the Fiscal 2014 Period. During the Fiscal 2015 Period, the increase in other operating expenses was primarily attributable to to the impact of a State of New York sales tax refund received by the Company during the Fiscal 2014 Period totaling approximately $16.8 million, increases in theatre level payroll expenses (approximately $14.0 million), increases in non-rent occupancy costs (approximately $7.0 million), increases in credit card fees and incremental expenses associated with increased internet ticketing surcharge fees (approximately $4.8 million) and increases in other theatre operating expenses (approximately $5.5 million).
General and Administrative Expenses
General and administrative expenses increased $4.4 million, or 5.9%, to $78.8 million in the Fiscal 2015 Period, from $74.4 million in the Fiscal 2014 Period. The increase in general and administrative expenses during the Fiscal 2015 Period was primarily attributable to higher legal and professional fees (approximately $4.8 million) and corporate payroll costs (approximately $1.5 million), partially offset by lower share-based compensation expense (approximately $1.1 million).
Depreciation and Amortization
Depreciation and amortization expense increased $9.6 million, or 4.6%, to $216.8 million for the Fiscal 2015 Period, from $207.2 million in the Fiscal 2014 Period. The increase in depreciation and amortization expense during the Fiscal 2015 Period was primarily related to the impact of increased capital expenditures associated with the installation of luxury reclining seats subsequent to the Fiscal 2014 Period, and the opening of two new theatres with 24 screens (partially offset by the closure of nine theatres with 91 screens) subsequent to the end of the Fiscal 2014 Period.
Income from Operations
Income from operations increased $12.9 million, or 4.2%, to $319.3 million during the Fiscal 2015 Period, from $306.4 million in the Fiscal 2014 Period. The increase in income from operations during the Fiscal 2015 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain variable operating expense line items described above.
Interest Expense, net
During the Fiscal 2015 Period, net interest expense increased $3.1 million, or 2.5%, to $129.6 million, from $126.5 million in the Fiscal 2014 Period. The increase in net interest expense during the Fiscal 2015 Period was primarily due to incremental interest associated with a higher effective interest rate under the New Term Facility, partially offset by interest savings associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes with the March 2014 issuance of our 5 3/4% Senior Notes Due 2022.
Earnings Recognized from NCM
Earnings recognized from NCM decreased $1.1 million, or 3.4%, to $31.0 million in the Fiscal 2015 Period, from $32.1 million in the Fiscal 2014 Period. The decrease in earnings recognized from NCM during the Fiscal 2015 Period was primarily attributable to lower earnings of National CineMedia during the period.

Income Taxes
The provision for income taxes of $100.1 million and $73.4 million for the Fiscal 2015 Period and the Fiscal 2014 Period, respectively, reflect effective tax rates of approximately 39.5% and 41.1%, respectively. The decrease in the effective tax rate for the Fiscal 2015 Period is primarily attributable to a decrease in the effective tax rate in certain states during the Fiscal 2015 Period and the state tax effects of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and 8 5/8% Senior Notes that occurred during the Fiscal 2014 Period, which was not deductible in certain states. The effective tax rates for such periods also reflect the impact of certain non-deductible expenses and other income tax credits.
Net Income Attributable to Controlling Interest
Net income attributable to controlling interest for the Fiscal 2015 Period was $153.4 million, which represents an increase of $47.8 million, from net income attributable to controlling interest of $105.6 million during the Fiscal 2014 Period. The increase in net income attributable to controlling interest for the Fiscal 2015 Period was primarily attributable to the impact of the $62.4 million ($39.2 million after related tax effects) loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period, an increase in operating income as described above and higher equity income from certain of our non-consolidated entities.

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
Other Operating Expenses
Other operating expenses increased $0.4 million, to $813.2 million in the Fiscal 2014 Period, from $812.8 million in the Fiscal 2013 Period. During the Fiscal 2014 Period, other operating expenses was primarily impacted by increases in theatre level payroll expenses (approximately $11.1 million for the Fiscal 2014 Period) and increased non-rent occupancy costs (approximately $11.1 million for the Fiscal 2014 Period) primarily associated with the impact of the fifty-three weeks of operations and the inclusion of 513 screens from Hollywood Theaters, partially offset by the impact of the State of New York sales tax refund received by the Company during the Fiscal 2014 Period totaling approximately $16.8 million and decreased costs (approximately $3.5 million) associated with lower premium format film revenues during the Fiscal 2014 Period. On a comparable screen basis, other operating expenses decreased $24.6 million, or 3.2% during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. Such decrease was attributable to the aforementioned State of New York sales tax refund and decreased costs associated with lower premium format film revenues during the Fiscal 2014 Period.
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

Quarterly Results
The following table sets forth selected unaudited quarterly results for the eight quarters ended December 31, 2015. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The comparability of our results between quarters is impacted by certain factors described below and to a lesser extent, seasonality. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015 (1)	March 31, 2015	Jan. 1, 2015 (2)	Sept. 25, 2014 (3)	June 26, 2014 (4)	March 27, 2014 (5)
	In millions (except per share data)
Total revenues	$848.2	$725.0	$862.8	$691.3	$799.1	$693.8	$770.3	$726.9
Income from operations(6)	101.9	51.9	115.1	50.4	91.7	58.6	85.8	70.3
Net income (loss) attributable to controlling interest(6)	55.0	21.9	53.4	23.1	46.3	26.7	33.8	(1.2)
Diluted earnings (loss) per share(6)	0.35	0.14	0.34	0.15	0.30	0.17	0.22	(0.01)
Dividends per common share(7)	$0.22	$0.22	$0.22	$0.22	$1.22	$0.22	$0.22	$0.22
_______________________________________________________________________________

(1)
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 2, 2015, Regal Cinemas entered into a seventh amended and restated credit agreement with Credit Suisse AG as Administrative Agent and the lenders party thereto which amended, restated and refinanced the sixth amended and restated credit agreement. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the quarter ended June 30, 2015.

(2)	The fiscal quarter ended January 1, 2015 was comprised of 14 weeks.

(3)
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

(4)
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

(6)
During the eight quarters ended December 31, 2015, we recorded long-lived asset impairment charges of $4.5 million, $9.2 million, $1.9 million, $0.0 million, $0.0 million, $1.9 million, $3.3 million, $0.4 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

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
Net cash flows provided by operating activities totaled approximately $434.4 million, $349.1 million and $346.9 million for the Fiscal 2015 Period, the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $85.3 million increase in net cash flows generated by operating activities for the Fiscal 2015 Period as compared to the Fiscal 2014 Period was caused by positive fluctuation in working capital activity of approximately $78.4 million and a $6.9 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accounts payable activity and accrued expense and other activity, partially offset by changes in trade and other receivables activity during the Fiscal 2015 Period as compared to the Fiscal 2014 Period. The change in accounts payable activity and accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period. The change in accounts receivable activity was primarily attributable to an increase in credit card receivable activity associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period and the timing of payments received attributable to the marketing and advertising services provided by the Company under certain vendor marketing programs.
The $2.2 million increase in net cash flows generated by operating activities for the Fiscal 2014 Period as compared to the Fiscal 2013 Period increase was caused by a $40.1 million increase in net income excluding non-cash items, largely offset by a negative fluctuation in working capital activity of approximately $37.9 million. Working capital activity was primarily impacted by changes in accrued expense and other activity and deferred revenue, partially offset by changes in accounts receivable activity during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. The change in accrued expense and other activity was primarily due to the timing of vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2014 Period. The change in deferred revenue was primarily due to increased redemptions during our 53rd week of operations in the Fiscal 2014 Period. The change in accounts receivable activity was attributable to the timing of collections as a result of the additional week of operations during Fiscal 2014 Period.

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
We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales and landlord contributions) for theatre development, expansion, upgrading and replacements to be in the range of approximately $135.0 million to $150.0 million in fiscal year 2016, exclusive of acquisitions.
As further described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on September 3, 2015, the Company completed the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company in exchange for an aggregate net cash purchase price, before post-closing adjustments, of $9.2 million.
During the Fiscal 2015 Period, we received approximately 0.6 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to 26.4 million common units. On a fully diluted basis, we own a 19.5% interest in NCM, Inc. as of December 31, 2015.
Net cash flows used in investing activities totaled approximately $183.3 million, $150.4 million and $258.6 million for the Fiscal 2015 Period, the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $32.9 million increase in cash flows used in investing activities during the Fiscal 2015 Period, as compared to the Fiscal 2014 Period, was primarily attributable to a $18.6 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2015 Period, $9.2 million of cash used for the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company, and the impact of $6.0 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2014 Period. The $108.2 million decrease in cash flows used in investing activities during the Fiscal 2014 Period, as compared to the Fiscal 2013 Period, was primarily attributable to the impact of the $194.4 million acquisition of Hollywood Theaters during the Fiscal 2013 Period, partially offset by a $50.3 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2014 Period and the impact of proceeds of $40.9 million related to the sale of NCM, Inc. common stock during the Fiscal 2013 Period.

Financing Activities
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 2, 2015, Regal Cinemas entered into the Amended Senior Credit Facility, with Credit Suisse AG and the lenders party thereto which amends, restates and refinances the Prior Senior Credit Facility among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of the New Term Facility in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and the New Revolving Facility in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds of the New Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the Fiscal 2015 Period.
In connection with the Amended Senior Credit Facility, on April 2, 2015, Regal Cinemas entered into amendments of two of its existing interest rate swap agreements (which are described further in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) initially designated to hedge $350.0 million of variable rate debt obligations under the prior Senior Credit Facility. The amended interest rate swaps require Regal Cinemas to pay interest at fixed rates ranging from 1.22% to 2.165% (formerly 0.817% to 1.828%) and receive interest at a variable rate.
As of December 31, 2015, we had approximately $958.8 million aggregate principal amount outstanding (net of debt discount) under the New Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023 and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of December 31, 2015, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the New Revolving Facility. As of December 31, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.
The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. An upgrade or downgrade of the Company's debt ratings, depending on the extent, could affect the cost to borrow funds. There were no upgrades or downgrades to the Company's debt ratings that materially impacted our ability or cost to borrow funds during the fiscal year ended December 31, 2015.
During the Fiscal 2015 Period, Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $139.1 million in the aggregate. On February 9, 2016, we declared a cash dividend of $0.22 per share on each outstanding share of Class A and Class B common stock. The dividend is payable on March 15, 2016 to our stockholders of record on March 4, 2016. These dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Net cash flows provided by (used in) financing activities were approximately $(178.6) million, $(332.5) million and $83.1 million for the Fiscal 2015 Period, the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The net decrease in cash flows used in financing activities during the Fiscal 2015 Period as compared to the Fiscal 2014 Period of $153.9 million was primarily attributable to a $155.7 million decrease in dividends paid to stockholders during the 2015 Fiscal Period as compared to the 2014 Fiscal Period, lower payments on long-term obligations and landlord contributions received in connection with amended lease financing arrangements, partially offset by the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period. The net increase in cash flows used in financing activities during the Fiscal 2014 Period as compared to the Fiscal 2013 Period of $415.6 million was primarily attributable to $764.3 million of cash used to repurchase our 9 1/8% Senior Notes and 8 5/8% Senior Notes during the Fiscal 2014 Period, the impact of $500.0 million in gross proceeds from the issuance of our 5 3/4% Senior Notes Due 2025 and 5 3/4% Senior Notes Due 2023 in the Fiscal 2013 Period and a $162.6 million increase in dividends paid to stockholders during the 2014 Fiscal Period as compared to the 2013 Fiscal Period, partially offset by $775.0 million in gross proceeds received in connection with the Fiscal 2014 Period issuance of our 5 3/4% Senior Notes Due 2022 and the impact of $244.3 million of cash used to repurchase a portion of our 9 1/8% Senior Notes during the Fiscal 2013 Period.

EBITDA
Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $599.9 million, $512.7 million and $606.2 million for the Fiscal 2015 Period, the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The increase in EBITDA for the Fiscal 2015 Period was primarily attributable the impact of the $62.4 million loss on debt extinguishment associated with the repurchase of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and to a lesser extent, an increase in operating income as described above and higher equity income from certain of our non-consolidated entities. The decrease in EBITDA for the Fiscal 2014 Period was primarily attributable to a decline in operating income as described above, the $62.4 million loss on debt extinguishment associated with the refinance of approximately $711.4 million aggregate principal amount of the Company's 9 1/8% Senior Notes and Regal Cinemas' 8 5/8% Senior Notes during the Fiscal 2014 Period and the impact of the $30.9 million gain on sale of NCM, Inc. common stock recorded during the Fiscal 2013 Period, partially offset by the impact of the $30.3 million loss on debt extinguishment related to the Fiscal 2013 Period refinance of approximately $213.6 million aggregate principal amount of the Company's 9 1/8% Senior Notes.
The Company uses EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with GAAP, since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in these non-GAAP measures impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2015 Period	Fiscal 2014 Period	Fiscal 2013 Period
EBITDA	$599.9	$512.7	$606.2
Interest expense, net	(129.6)	(126.5)	(141.3)
Provision for income taxes	(100.1)	(73.4)	(107.0)
Deferred income taxes	(10.9)	6.6	(11.8)
Changes in operating assets and liabilities	35.5	(42.9)	(5.0)
Loss on extinguishment of debt	5.7	62.4	30.7
Gain on sale of NCM, Inc. common stock	—	—	(30.9)
Landlord contributions	32.2	8.8	3.5
Other items, net	1.7	1.4	2.5
Net cash provided by operating activities	$434.4	$349.1	$346.9

Interest Rate Swaps
As described in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as of December 31, 2015, the Company maintained two effective hedging relationships via two distinct interest rate swap agreements (maturity dates ranging from December 31, 2016 through June 30, 2018), which require Regal Cinemas to pay interest at fixed rates ranging from 1.220% to 2.165% and receive interest at a variable rate. These interest rate swap agreements are designated to hedge $350.0 million of variable rate debt obligations at an effective rate of approximately 4.76% as of December 31, 2015. See Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of the Company's interest rate swaps' fair value estimation methods and assumptions.

Sale-Leaseback Transactions
For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments
The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 31, 2015, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,241.9	$13.6	$22.1	$20.7	$2,185.5
Future interest on debt obligations(2)	764.0	113.7	222.9	216.9	210.5
Capital lease obligations, including interest(3)	18.8	3.3	3.9	1.8	9.8
Lease financing arrangements, including interest(3)	130.0	21.0	42.5	31.5	35.0
Purchase commitments(4)	77.0	49.7	27.3	—	—
Operating leases(5)	3,012.9	428.5	798.8	609.6	1,176.0
FIN 48 liabilities(6)	—	—	—	—	—
Total	$6,244.6	$629.8	$1,117.5	$880.5	$3,616.8

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—

_______________________________________________________________________________

(1)
These amounts are included on our consolidated balance sheet as of December 31, 2015. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations as of December 31, 2015 (consisting of approximately $610.9 million of variable interest rate borrowings under the New Term Facility, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023 and approximately $8.1 million of other debt obligations) are based on the stated fixed rate or in the case of the $610.9 million of variable interest rate borrowings under the New Term Facility, the current interest rate specified in our Amended Senior Credit Facility as of December 31, 2015 (3.83%). Future interest payments on the Company's hedged indebtedness as of December 31, 2015 (the remaining $350.0 million of borrowings under the New Term Facility) are based on (1) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 31, 2015 (3.0%) and (2) the expected fixed interest payments under the Company's interest rate swap agreements, which are described in further detail under Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 31, 2015. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.29%, maturing in various installments through 2028. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were committed as of December 31, 2015, including improvements associated with existing theatres (including luxury reclining seating), the construction of new theatres and investments in non-consolidated entities. With respect to our luxury reclining seating conversions, we expect to receive approximately $19.9 million in landlord contributions to partially cover the costs of such conversions.

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

(6)
The table does not include approximately $8.8 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2015.

(7)
In addition, as of December 31, 2015, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million New Revolving Facility. Regal Cinemas also maintains a sublimit within the New Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our New Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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
Under the terms of the Company's two effective interest rate swap agreements (which hedge an aggregate of $350.0 million of variable rate debt obligations as of December 31, 2015) described in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at fixed rates ranging from 1.220% to 2.165% and receives interest at a variable rate.
As of December 31, 2015 and January 1, 2015, borrowings of $958.8 million (net of debt discount) and $965.8 million, respectively, were outstanding under the New Term Facility and term facility under the Prior Senior Credit Facility at an effective interest rate of 4.17% (as of December 31, 2015) and 3.23% (as of January 1, 2015), after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the New Term Facility as of December 31, 2015, would increase or decrease interest expense by $4.0 million for the fiscal year ended December 31, 2015.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 31, 2015.

KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:
We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 31, 2015 and January 1, 2015, and the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Regal Entertainment Group’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 31, 2015 and January 1, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Knoxville, Tennessee
February 29, 2016

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$219.6	$147.1
Trade and other receivables, net	149.6	126.0
Income tax receivable	3.5	9.6
Inventories	22.4	17.8
Prepaid expenses and other current assets	20.9	21.7
Assets held for sale	1.0	—
Deferred income tax asset	21.2	19.2
TOTAL CURRENT ASSETS	438.2	341.4
PROPERTY AND EQUIPMENT:
Land	132.7	138.7
Buildings and leasehold improvements	2,196.4	2,142.4
Equipment	1,058.3	1,011.3
Construction in progress	18.2	5.3
Total property and equipment	3,405.6	3,297.7
Accumulated depreciation and amortization	(2,001.4)	(1,838.8)
TOTAL PROPERTY AND EQUIPMENT, NET	1,404.2	1,458.9
GOODWILL	328.7	320.4
INTANGIBLE ASSETS, NET	50.2	53.9
DEFERRED INCOME TAX ASSET	37.2	23.4
OTHER NON-CURRENT ASSETS	373.8	341.5
TOTAL ASSETS	$2,632.3	$2,539.5
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$27.4	$26.6
Accounts payable	229.7	165.7
Accrued expenses	70.8	76.0
Deferred revenue	203.4	188.2
Interest payable	20.0	20.5
TOTAL CURRENT LIABILITIES	551.3	477.0
LONG-TERM DEBT, LESS CURRENT PORTION	2,228.3	2,238.8
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	77.8	83.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	8.9	11.0
NON-CURRENT DEFERRED REVENUE	415.2	418.0
OTHER NON-CURRENT LIABILITIES	228.4	208.2
TOTAL LIABILITIES	3,509.9	3,436.8
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 132,745,481 and 132,465,104 shares issued and outstanding at December 31, 2015 and January 1, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 31, 2015 and January 1, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(940.0)	(941.8)
Retained earnings	64.2	48.4
Accumulated other comprehensive loss, net	(2.1)	(1.5)
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(877.8)	(894.8)
Noncontrolling interest	0.2	(2.5)
TOTAL DEFICIT	(877.6)	(897.3)
TOTAL LIABILITIES AND DEFICIT	$2,632.3	$2,539.5
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
REVENUES:
Admissions	$2,038.2	$1,998.9	$2,059.6
Concessions	901.7	829.6	816.9
Other operating revenues	187.4	161.6	161.6
TOTAL REVENUES	3,127.3	2,990.1	3,038.1
OPERATING EXPENSES:
Film rental and advertising costs	1,093.1	1,047.1	1,078.0
Cost of concessions	114.4	111.1	111.6
Rent expense	421.5	423.4	413.6
Other operating expenses	863.7	813.2	812.8
General and administrative expenses (including share-based compensation of $8.3, $9.4 and $9.3 for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively)	78.8	74.4	73.7
Depreciation and amortization	216.8	207.2	200.2
Net loss on disposal and impairment of operating assets and other	19.7	7.3	8.4
TOTAL OPERATING EXPENSES	2,808.0	2,683.7	2,698.3
INCOME FROM OPERATIONS	319.3	306.4	339.8
OTHER EXPENSE (INCOME):
Interest expense, net	129.6	126.5	141.3
Loss on extinguishment of debt	5.7	62.4	30.7
Earnings recognized from NCM	(31.0)	(32.1)	(37.5)
Gain on sale of NCM, Inc. common stock	—	—	(30.9)
Equity in income of non-consolidated entities and other, net	(38.3)	(29.0)	(28.4)
TOTAL OTHER EXPENSE, NET	66.0	127.8	75.2
INCOME BEFORE INCOME TAXES	253.3	178.6	264.6
PROVISION FOR INCOME TAXES	100.1	73.4	107.0
NET INCOME	153.2	105.2	157.6
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	0.2	0.4	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$153.4	$105.6	$157.7
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.99	$0.68	$1.02
Diluted	$0.98	$0.68	$1.01
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,680	155,287	154,826
Diluted	156,511	156,310	155,723
DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$1.88	$0.84
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
NET INCOME	$153.2	$105.2	$157.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(4.3)	(2.1)	(0.2)
Amounts reclassified to net income from interest rate swaps	4.5	3.2	2.5
Change in fair value of available for sale securities	(0.2)	1.1	(0.6)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.6)	(1.2)
Change in fair value of equity method investee interest rate swaps	(0.6)	(0.7)	1.4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(0.6)	0.9	1.9
TOTAL COMPREHENSIVE INCOME, NET OF TAX	152.6	106.1	159.5
Comprehensive loss attributable to noncontrolling interest, net of tax	0.2	0.4	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$152.8	$106.5	$159.6

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF DEFICIT
(in millions, except amounts of cash dividends declared per share)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 27, 2012	131.7	$0.1	23.7	$—	$(745.5)	$1.1	$(4.3)	$(748.6)	$(1.8)	$(750.4)
Net income attributable to controlling interest	—	—	—	—	—	157.7	—	157.7	—	157.7
Other comprehensive income (loss)	—	—	—	—	—	—	1.9	1.9	—	1.9
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation expense	—	—	—	—	8.5	—	—	8.5	—	8.5
Exercise of stock options	0.1	—	—	—	1.3	—	—	1.3	—	1.3
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.3)	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.84 per share	—	—	—	—	(43.9)	(87.0)	—	(130.9)	—	(130.9)
Balances, December 26, 2013	132.1	0.1	23.7	—	(782.9)	71.8	(2.4)	(713.4)	(1.9)	(715.3)
Net income attributable to controlling interest	—	—	—	—	—	105.6	—	105.6	—	105.6
Other comprehensive income (loss)	—	—	—	—	—	—	0.9	0.9	—	0.9
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	—	—	—	7.9	—	—	7.9	—	7.9
Exercise of stock options	—	—	—	—	0.1	—	—	0.1	—	0.1
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.2)	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.00 per share	—	—	—	—	(156.2)	—	—	(156.2)	—	(156.2)
Cash dividends declared, $0.88 per share	—	—	—	—	(8.4)	(129.0)	—	(137.4)	—	(137.4)
Balances, January 1, 2015	132.5	0.1	23.7	—	(941.8)	48.4	(1.5)	(894.8)	(2.5)	(897.3)
Net income attributable to controlling interest	—	—	—	—	—	153.4	—	153.4	—	153.4
Other comprehensive income (loss)	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Purchase of noncontrolling interest	—	—	—	—	(5.5)	—	—	(5.5)	2.9	(2.6)
Other noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	7.7	—	—	7.7	—	7.7
Tax benefits from vesting of restricted stock and other	(0.3)	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of restricted stock	0.5	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.88 per share	—	—	—	—	(0.1)	(137.6)	—	(137.7)	—	(137.7)
Balances, December 31, 2015	132.7	$0.1	23.7	$—	$(940.0)	$64.2	$(2.1)	$(877.8)	$0.2	$(877.6)
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153.2	$105.2	$157.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216.8	207.2	200.2
Amortization of debt discount and premium, net	0.3	—	(0.2)
Amortization of debt acquisition costs	4.7	4.8	4.5
Share-based compensation expense	8.3	9.4	9.3
Deferred income tax provision (benefit)	(10.9)	6.6	(11.8)
Net loss on disposal and impairment of operating assets and other	19.7	7.3	8.4
Equity in income of non-consolidated entities	(44.6)	(34.1)	(33.1)
Gain on sale of NCM, Inc. common stock	—	—	(30.9)
Loss on extinguishment of debt	5.7	62.4	30.7
Gain on sale of available for sale securities	—	(2.0)	(2.6)
Non-cash loss on interest rate swaps	0.7	—	—
Non-cash rent expense (income)	(6.2)	(4.0)	6.3
Cash distributions on investments in non-consolidated entities	3.6	6.3	—
Excess cash distribution on NCM shares	15.4	14.1	10.0
Landlord contributions	32.2	8.8	3.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(19.0)	(4.2)	(12.9)
Inventories	(4.7)	1.3	(0.1)
Prepaid expenses and other assets	1.5	(1.8)	(2.4)
Accounts payable	63.1	(0.2)	2.0
Income taxes payable	0.2	0.3	2.5
Deferred revenue	3.6	(6.3)	3.3
Accrued expenses and other liabilities	(9.2)	(32.0)	2.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	434.4	349.1	346.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(185.7)	(156.8)	(112.1)
Proceeds from disposition of assets	12.0	1.7	7.3
Investment in non-consolidated entities	(0.4)	(4.0)	(6.2)
Cash used for acquisitions	(9.2)	—	(194.4)
Proceeds from sale of available for sale securities	—	6.0	5.9
Net proceeds from sale of NCM, Inc. common stock	—	—	40.9
Changes in other long-term assets	—	2.7	—
NET CASH USED IN INVESTING ACTIVITIES	(183.3)	(150.4)	(258.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(139.1)	(294.8)	(132.2)
Payments on long-term obligations	(23.3)	(29.7)	(23.7)
Landlord contributions received from amended lease financing arrangements	3.9	—	—
Proceeds from stock option exercises	—	0.1	1.3
Cash paid for tax withholdings and other	(4.4)	(3.9)	(4.5)
Proceeds from Amended Senior Credit Facility, net of debt discount	963.3	—	—
Payoff of Prior Senior Credit Facility	(963.2)	—	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	—	775.0	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2025	—	—	250.0
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2023	—	—	250.0
Cash used to repurchase 9 1/8% Senior Notes	—	(336.3)	(244.3)
Cash used to repurchase 8 5/8% Senior Notes	—	(428.0)	—
Payment of debt acquisition costs	(13.2)	(14.9)	(13.5)
Purchase of noncontrolling interest	(2.6)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(178.6)	(332.5)	83.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72.5	(133.8)	171.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	147.1	280.9	109.5
CASH AND CASH EQUIVALENTS AT END OF YEAR	$219.6	$147.1	$280.9
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$105.9	$69.0	$116.6
Cash paid for interest, net of amounts capitalized	$125.3	$141.0	$139.2
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.0	$5.9	$95.2
Investment in AC JV, LLC	$—	$—	$8.3
Increase in property and equipment and other from amended lease financing arrangements	$3.2	$14.2	$—
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, January 1, 2015 and December 26, 2013

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

Regal operates the largest theatre circuit in the United States, consisting of 7,361 screens in 572 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2015. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for the Company's fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

During 2001 and 2002, Anschutz Company and its subsidiaries ("Anschutz") acquired controlling equity interests in United Artists, Edwards and RCI upon each of the entities' emergence from bankruptcy reorganization. In May 2002, the Company sold 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million. In 2015, as a result of an internal restructuring, Anschutz Company changed its name to The Anschutz Corporation.

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

The Company maintains a deferred revenue balance pertaining to amounts received for agreeing to the existing National CineMedia exhibitor services agreement ("ESA") modification, amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement described in Note 4—"Investments," and amounts received from the sale of discount tickets and gift cards that have not been redeemed. Amortization of deferred revenue related to the amount we received for agreeing to the existing National CineMedia exhibitor services agreement modification and amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement are described below in this Note 2 under "Deferred Revenue" and in Note 4—"Investments." The Company recognizes revenue associated with discount tickets

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

and gift cards when redeemed, or when the likelihood of redemption becomes remote. The determination of the likelihood of redemption is based on an analysis of actual historical redemption trends.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents. At December 31, 2015, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 31, 2015 and January 1, 2015, the Company capitalized approximately $12.6 million and $21.7 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

As of December 31, 2015 and January 1, 2015, included in property and equipment is $185.9 million and $183.2 million of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $104.1 million and $87.4 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

Triggering events identified resulted in the recording of impairment charges of $15.6 million, $5.6 million and $9.5 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

The Company accounts for lease incentive payments received from a landlord in accordance with ASC Subtopic 840-20, Leases—Lease Incentives, and records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the base term of the lease.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of ASC Subtopic 840-40, Leases—Sale-Leaseback Transactions. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill at December 31, 2015 and January 1, 2015 was approximately $328.7 million and $320.4 million, respectively. The $8.3 million increase in goodwill during the year ended December 31, 2015 is attributable to the Company's acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company during fiscal 2015, which is more fully described in Note 3—"Acquisitions." The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The Company's annual goodwill impairment assessments for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Intangible Assets

As of December 31, 2015 and January 1, 2015, intangible assets totaled $67.1 million before accumulated amortization of $16.9 million and $13.2 million, respectively. Such intangible assets are recorded at fair value and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. The Company's identifiable intangible assets substantially

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

consist of favorable leases (approximately $66.0 million before accumulated amortization of $16.3 million) acquired in connection with various acquisitions since fiscal 2008. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recognized $3.7 million, $3.7 million and $3.3 million of amortization, respectively, related to these intangible assets.

Estimated amortization expense for the next five fiscal years for such intangible assets as of December 31, 2015 is projected below (in millions):

2016	$4.1
2017	3.8
2018	3.8
2019	3.7
2020	3.5

During the year ended December 26, 2013, the Company recorded an impairment charge of approximately $1.5 million pertaining to certain favorable leases associated with the acquisition of Consolidated Theatres. The Company did not record an impairment of any intangible assets during the years ended December 31, 2015 and January 1, 2015.

Debt Acquisition Costs

Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Debt acquisition costs as of December 31, 2015 and January 1, 2015 were approximately $46.9 million and $45.1 million, before accumulated amortization of $16.2 million and $17.1 million, respectively.

Investments

The Company accounts for its investments in non-consolidated subsidiaries using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" and "Other Non-Current Liabilities" as applicable in its consolidated balance sheets. The Company records equity in earnings and losses of these entities in its consolidated statements of income. As of December 31, 2015, the Company holds a 19.5% interest in National CineMedia, LLC ("National CineMedia" or "NCM"), a 46.7% interest in Digital Cinema Implementation Partners, LLC, a 50% interest in Open Road Films, a 32% interest in AC JV, LLC and a 14.6% interest in Digital Cinema Distribution Coalition (each as described further under Note 4—"Investments"). In addition, the Company holds an investment in available-for-sale equity securities of RealD, Inc., an entity specializing in the licensing of 3D technologies. See Note 14—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company's investment in RealD, Inc. The carrying value of the Company's investment in these entities as of December 31, 2015 was approximately $321.8 million.

The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current equity prices for its investment in National CineMedia and RealD, Inc. and discounted projections of cash flows for certain of its other investees. Additionally, the Company has periodic discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an other-than-temporary decline in value necessitating the write-down of the recorded investment, the Company considers various factors, including the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees' financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investees dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions, changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.

There was no impairment of the Company's investments during the years ended December 31, 2015, January 1, 2015 and December 26, 2013.

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

Interest Rate Swaps

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations under Regal Cinemas' Amended Senior Credit Facility. Certain of these interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings. In the event that an interest rate swap is terminated or de-designated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 14—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions. The fair value of the Company's interest rate swaps is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the ESA modification, amounts recorded in connection with the receipt of newly issued common units of National CineMedia, cash received from the sale of discount tickets and gift cards, and amounts received in connection with vendor marketing programs. The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement will be amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 31, 2015 and January 1, 2015, approximately $426.7 million and $428.5 million of deferred revenue, respectively, related to the ESA was recorded as components of current and non-current deferred revenue in the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

accompanying consolidated balance sheets. Deferred revenue related to gift cards and discount ticket sales and vendor marketing programs are recognized as revenue as described above in this Note 2 under "Revenue Recognition." As of December 31, 2015 and January 1, 2015, approximately $188.5 million and $168.7 million of deferred revenue, respectively, related to the gift cards and discount tickets was recorded as a component of current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company's theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the costs of these awards have not been significant to the Company's consolidated financial statements.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

Share-Based Compensation

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Segments

As of December 31, 2015, January 1, 2015 and December 26, 2013, the Company managed its business under one reportable segment: theatre exhibition operations.

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

Comprehensive Income

Total comprehensive income, net of tax, for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $152.6 million, $106.1 million and $159.5 million, respectively. Total comprehensive income consists of net income and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangement, the change in fair value of available for sale equity securities (including other-than-temporary impairments), the reclassification adjustment for gain on sale of available for sale securities recognized in net income and the change in fair value of equity method investee interest rate swap transactions during each of the years ended December 31, 2015, January 1, 2015 and December 26, 2013. The Company's interest rate swap arrangements and available for sale equity securities are further described in Note 13—"Derivative Instruments" and Note 14—"Fair Value of Financial Instruments."

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company does not anticipate the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2015-11 to have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 adds clarification to the guidance presented in ASU 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company plans to adopt this ASU effective January 1, 2016 along with the original guidance in ASU 2015-03.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 was issued to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for such adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement, or disclose in the notes, amounts recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

permitted for financial statements that have not been issued. The Company does not expect ASU 2015-16 to have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic740) - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax liabilities and asset be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate the adoption of ASU 2015-17 to have a material impact on the Company's consolidated financial statements and related disclosures.

3. ACQUISITIONS

Acquisition of Five Theatres from Georgia Theatre Company

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
December 31, 2015, January 1, 2015, and December 26, 2013

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years, provided National CineMedia with a 5-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.0756 payment per patron which increases by 8% every 5 years starting at the end of fiscal 2011, a fixed $800 payment per digital screen each year, which increases by 5% annually starting at the end of fiscal 2007 (or $1,182 for fiscal 2015) and an additional payment per digital screen of $608 for fiscal 2015. The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia.

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

As described further below, subsequent to the IPO and through December 31, 2015, the Company received from National CineMedia approximately 11.8 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company's consolidated financial statements as of and for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues	Gain on sale of NCM, Inc. common stock
Balance as of and for the period ended December 27, 2012	$73.9	$(344.3)	$49.5	$(34.8)	$(17.0)	$—
Receipt of additional common units(1)	33.8	(33.8)	—	—	—	—
Receipt of common units due to extraordinary common unit adjustment(1)	61.4	(61.4)	—	—	—	—
Receipt of excess cash distributions(2)	(9.1)	—	35.4	(26.3)	—	—
Receipt under tax receivable agreement(2)	(0.9)	—	4.6	(3.7)	—	—
Revenues earned under ESA(3)	—	—	12.6	—	(12.6)	—
Amortization of deferred revenue(4)	—	7.3	—	—	(7.3)	—
Equity income attributable to additional common units(5)	7.5	—	—	(7.5)	—	—
Redemption/sale of NCM stock(6)	(10.0)	—	40.9	—	—	(30.9)
Deferred gain on AC JV, LLC transaction(7)	1.9	—	—	—	—	—
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$93.5	$(37.5)	$(19.9)	$(30.9)
Receipt of additional common units(1)	5.9	(5.9)	—	—	—	—
Receipt of excess cash distributions(2)	(10.2)	—	27.1	(16.9)	—	—
Receipt under tax receivable agreement(2)	(3.9)	—	12.0	(8.1)	—	—
Revenues earned under ESA(3)	—	—	14.2	—	(14.2)	—
Amortization of deferred revenue(4)	—	9.6	—	—	(9.6)	—
Equity income attributable to additional common units(5)	7.1	—	—	(7.1)	—	—
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$53.3	$(32.1)	$(23.8)	$—
Receipt of additional common units(1)	9.0	(9.0)	—	—	—	—
Receipt of excess cash distributions(2)	(11.8)	—	30.5	(18.7)	—	—
Receipt under tax receivable agreement(2)	(3.5)	—	9.5	(6.0)	—	—
Revenues earned under ESA(3)	—	—	16.7	—	(16.7)	—
Amortization of deferred revenue(4)	—	10.8	—	—	(10.8)	—
Equity income attributable to additional common units(5)	6.3	—	—	(6.3)	—	—
Balance as of and for the period ended December 31, 2015	$157.4	$(426.7)	$56.7	$(31.0)	$(27.5)	$—
_______________________________________________________________________________

(1)
On March 17, 2015, March 13, 2014, and March 14, 2013, we received from National CineMedia approximately 0.6 million, 0.4 million and 2.2 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. In addition, on November 19, 2013, we received from National CineMedia approximately 3.4 million newly issued common units of National CineMedia in accordance with the adjustment provisions of the Common Unit Adjustment Agreement in connection with our acquisition of Hollywood Theaters. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were issued. As a result of these adjustments, the Company recorded increases to its investment in National CineMedia (along with corresponding increases to deferred revenue) of $9.0 million, $5.9 million and $95.2 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and National CineMedia following the units of revenue method as described in (4) below. These transactions, together with

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

the transaction described in (6) below, caused a proportionate net increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to 26.4 million common units. As a result, on a fully diluted basis, we own a 19.5% interest in NCM, Inc. as of December 31, 2015.

(2)
During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company received $40.0 million, $39.1 million, $40.0 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $9.5 million, $12.0 million, and $4.6 million received under the tax receivable agreement). Approximately $15.3 million, $14.1 million and $10.0 million of these cash distributions received during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $16.7 million, $14.2 million and $12.6 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $11.8 million, $14.0 million and $15.5 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively) for on-screen advertising time provided to our beverage concessionaire and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

(5)
Amounts represent the Company's share in the net income of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the consolidated financial statements. On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision") for $375 million, consisting of cash and NCM, Inc. common stock. On November 3, 2014, the U.S. Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision.  On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. The termination of the merger agreement was effective upon NCM Inc.’s payment of a $26.8 million termination payment to Screenvision. National CineMedia indemnified NCM, Inc. for the termination fee.  Accordingly, each founding member bore a pro rata portion of this fee (along with approximately $14.1 million of associated merger costs) based upon their respective ownership percentage in National CineMedia. The Company recorded the impact of its pro rata portion of this fee and associated merger costs as a $3.3 million reduction of equity earnings in NCM during the year ended December 31, 2015.

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

As of December 31, 2015, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of January 1, 2015, approximately $2.7 million and $1.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 31, 2015. Summarized consolidated statements of income information for National CineMedia for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 is as follows (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Revenues	$394.0	$462.8	$448.8
Income from operations	159.2	202.0	191.8
Net income	96.3	162.9	101.0
Summarized consolidated balance sheet information for National CineMedia as of January 1, 2015 and December 26, 2013 is as follows (in millions):

	January 1, 2015	December 26, 2013
Current assets	$134.9	$141.6
Noncurrent assets	546.2	557.6
Total assets	681.1	699.2
Current liabilities	106.5	122.4
Noncurrent liabilities	892.0	876.0
Total liabilities	998.5	998.4
Members' deficit	(317.4)	(299.2)
Liabilities and members' deficit	681.1	699.2

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"). DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of December 31, 2015 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. The changes in the carrying amount of our investment in DCIP for the years ended December 31, 2015, January 1, 2015, and December 26, 2013 are as follows (in millions):

Balance as of December 27, 2012	$72.8
Equity contributions	3.5
Equity in earnings of DCIP(1)	22.9
Change in fair value of equity method investee interest rate swap transactions	2.4
Balance as of December 26, 2013	101.6
Equity contributions	3.6
Equity in earnings of DCIP(1)	28.6
Receipt of cash distributions(2)	(6.3)
Change in fair value of equity method investee interest rate swap transactions	(1.2)
Balance as of January 1, 2015	126.3
Equity contributions	0.4
Equity in earnings of DCIP(1)	37.0
Receipt of cash distributions(2)	(2.0)
Change in fair value of equity method investee interest rate swap transactions	(1.0)
Balance as of December 31, 2015	$160.7
_______________________________________________________________________________

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

(1)
Represents the Company's share of the net income of DCIP. Such amount is presented as a component of "Equity in income of non-consolidated entities and other, net" in the accompanying consolidated statements of income.

(2)	Represents cash distributions from DCIP as a return on its investment.

DCIP funds the cost of digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system. DCIP incurred a loss on debt extinguishment of approximately $6.0 million as a result of the debt repayment and Regal recorded its pro rata share of such loss (approximately $2.8 million) during the year ended January 1, 2015 as a reduction of equity in earnings of DCIP. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of December 31, 2015, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended December 31, 2015, January 1, 2015, and December 26, 2013, the Company incurred total rent expense of approximately $5.4 million, $7.7 million, and $14.5 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's consolidated statements of income.

Summarized consolidated statements of operations information for DCIP for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 is as follows (in millions):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net revenues	$172.3	$170.7	$182.7
Income from operations	103.4	102.0	116.2
Net income	79.3	61.3	49.0

Summarized consolidated balance sheet information for DCIP as of December 31, 2015 and 2014 is as follows (in millions):

	December 31, 2015	December 31, 2014
Current assets	$48.8	$53.2
Noncurrent assets	956.0	1,044.4
Total assets	1,004.8	1,097.6
Current liabilities	32.5	24.0
Noncurrent liabilities	642.7	821.3
Total liabilities	675.2	845.3
Members' equity	329.6	252.3
Liabilities and members' equity	1,004.8	1,097.6

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. The Company's cumulative cash investment in Open Road Films totaled $20.0 million as of December 31, 2015 and the Company

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

may invest an additional $10.0 million in this joint venture. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through December 31, 2015 continued to be in excess of the Company's initial $30.0 million commitment by approximately $19.9 million.

The Company's investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the consolidated balance sheets. The changes in the carrying amount of our investment in Open Road Films for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 are as follows (in millions):

Balance as of December 27, 2012	$(10.0)
Equity in earnings attributable to Open Road Films(1)	2.9
Balance as of December 26, 2013	(7.1)
Equity in loss attributable to Open Road Films(1)	(2.9)
Balance as of January 1, 2015	(10.0)
Equity in earnings attributable to Open Road Films(1)	—
Balance as of December 31, 2015	$(10.0)
__________________________________________________________________

(1)
Represents the Company’s recorded share of the net income (loss) of Open Road Films. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying consolidated statements of income.

Summarized consolidated statements of operations information for Open Road Films for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 is as follows (in millions):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$119.2	$175.4	$140.4
Income (loss) from operations	(27.6)	(13.3)	12.3
Net income (loss)	(29.8)	(15.2)	9.7

Summarized consolidated balance sheet information for Open Road Films as of December 31, 2015 and 2014 is as follows (in millions):

	December 31, 2015	December 31, 2014
Current assets	$49.0	$44.5
Noncurrent assets	52.3	12.3
Total assets	101.3	56.8
Current liabilities	65.1	41.1
Noncurrent liabilities	95.9	45.6
Total liabilities	161.0	86.7
Members' deficit	(59.7)	(29.9)
Liabilities and members' deficit	101.3	56.8

Investment in RealD, Inc.

The Company also maintains an investment in RealD, Inc., an entity specializing in the licensing of 3D technologies. The Company has determined that its RealD, Inc. shares are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss)

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

until realized. During fiscal 2013 and 2014, the Company sold 900,000 shares of RealD, Inc. common stock at prices ranging from $11.27 to $15.42 per share. During the year ended December 31, 2015, the Company recorded a net decrease to its investment in RealD, Inc. of approximately $0.4 million and a corresponding net increase to "Accumulated other comprehensive loss, net" of $0.2 million, net of tax. The carrying value of the Company’s investment in RealD, Inc. as of December 31, 2015 was approximately $3.4 million. The Company has recorded this investment within "Other Non-Current Assets." See Note 14—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods and assumptions with respect to the Company’s investment in RealD, Inc.

In addition, on November 9, 2015, RealD, Inc. and Rizvi Traverse Management, LLC announced that they have entered into a definitive agreement pursuant to which Rizvi Traverse Management, LLC will acquire RealD, Inc. for $11.00 per share, in an all-cash merger transaction. Under the terms of the agreement, RealD, Inc. shareholders will receive $11.00 in cash for each share of RealD, Inc.’s common stock. Upon completion of the transaction, RealD, Inc. will become a privately held company. The RealD, Inc. Board of Directors approved the agreement and recommends that RealD, Inc. shareholders vote in favor of the transaction. The proposed transaction is subject to closing conditions including receipt of shareholder and regulatory approvals and is currently expected to close in the fourth quarter of fiscal 2016 or shortly thereafter.

Investment in AC JV, LLC

We maintain an investment in AC JV, LLC (“AC JV”), a Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. AC JV acquired the Fathom Events business from National CineMedia on December 26, 2013. AC JV owns and manages the Fathom Events business, which focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The Company’s investment in AC JV is included as a component of "Other Non-Current Assets." The changes in the carrying amount of our investment in AC JV for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 are as follows (in millions):

Balance as of December 27, 2012	$—
Issuance of promissory note to National CineMedia	8.3
Equity contributions	0.3
Adjustment for gain recognized by National CineMedia	(1.9)
Balance as of December 26, 2013	6.7
Equity in earnings attributable to AC JV, LLC(1)	1.4
Balance as of January 1, 2015	8.1
Receipt of cash distributions(2)	(1.6)
Equity in earnings attributable to AC JV, LLC(1)	1.0
Balance as of December 31, 2015	$7.5
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV, LLC. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying consolidated statements of income.

(2)	Represents cash distributions from AC JV as a return on its investment.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Investment in Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of December 31, 2015. The Company's investment in DCDC is included within "Other Non-Current Assets." The carrying value of the Company's investment in DCDC was approximately $2.9 million as of December 31, 2015.

5. DEBT OBLIGATIONS

Debt obligations at December 31, 2015 and January 1, 2015 consist of the following (in millions):

	December 31, 2015	January 1, 2015
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$958.8	$965.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.29% as of December 31, 2015 maturing in various installments through November 2028	89.4	94.5
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	11.1	13.1
Other	8.1	11.8
Total debt obligations	2,342.4	2,360.2
Less current portion	27.4	26.6
Total debt obligations, less current portion	$2,315.0	$2,333.6

Regal Cinemas Seventh Amended and Restated Credit Agreement— On April 2, 2015, Regal Cinemas entered into a seventh amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG as Administrative Agent (“Credit Suisse AG”) and the lenders party thereto which amends, restates and refinances the sixth amended and restated credit agreement (the “Prior Senior Credit Facility”) described further in Note 5 to the 2014 Audited Consolidated Financial Statements and incorporated by reference herein among Regal Cinemas, Credit Suisse, Cayman Islands Branch, and the lenders party thereto. The Amended Senior Credit Facility consists of a term loan facility (the “New Term Facility”) in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and a revolving credit facility (the “New Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds from the New Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the quarter ended June 30, 2015.

No amounts have been drawn on the New Revolving Facility. The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio of Regal Cinemas to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010 among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guaranteed by Regal

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

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

The Amended Senior Credit Facility includes the following financial maintenance covenants, which are applicable only in certain circumstances where usage of the revolving credit commitments exceeds 30% of such commitments. Such financial covenants are limited to the following:

•
maximum adjusted leverage ratio, determined by the ratio of (i) the sum of funded debt (net of unencumbered cash) plus the product of eight (8) times lease expense to (ii) consolidated EBITDAR (as defined in the Amended Senior Credit Facility), of 6.0 to 1.0; and

•	maximum total leverage ratio, determined by the ratio of funded debt (net of unencumbered cash) to consolidated EBITDA, of 4.0 to 1.0.

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

As of December 31, 2015 and January 1, 2015, borrowings of $958.8 million (net of debt discount) and $965.8 million, respectively, were outstanding under the New Term Facility and term facility under the Prior Senior Credit Facility at an effective interest rate of 4.17% (as of December 31, 2015) and 3.23% (as of January 1, 2015), after the impact of the interest rate swaps is taken into account.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The net proceeds from the offering were approximately $760.1 million, after deducting underwriting discounts and offering expenses. Regal used a portion of the net proceeds from the offering to purchase approximately $222.3 million aggregate principal amount of its then outstanding 9 1/8% Senior Notes for an aggregate purchase price of approximately $240.5 million pursuant to a cash tender offer for such notes, and $355.8 million aggregate principal amount of Regal Cinemas' then outstanding 8 5/8% Senior Notes for an aggregate purchase price of approximately $381.0 million pursuant to a cash tender offer for such notes as described further below. As a result of the tender offers, the Company recorded a $51.9 million loss of extinguishment of debt during the year ended January 1, 2015.

Also on March 11, 2014, the Company and Regal Cinemas each announced their intention to redeem all 9 1/8% Senior Notes and 8 5/8% Senior Notes that remained outstanding following the consummation of the tender offers at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest payable thereon up to, but not including, the redemption date, in accordance with the terms of the indentures governing the 9 1/8% Senior Notes and 8 5/8% Senior Notes.  On April 10, 2014, the remaining 9 1/8% Senior Notes and 8 5/8% Senior Notes were fully redeemed by the Company and Regal Cinemas for an aggregate purchase price of $144.9 million (including accrued and unpaid interest) using the remaining net proceeds from the 5 3/4% Senior Notes Due 2022 and available cash on hand. As a result of the redemptions, the Company recorded an additional $10.5 million loss on extinguishment of debt during the year ended January 1, 2015.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. In connection with the acquisition of Hollywood Theaters discussed further in Note 3—"Acquisitions," the Company assumed approximately $40.4 million of lease financing obligations associated with 14 acquired theatres. As of December 31, 2015, such obligations have a weighted average interest rate of approximately 10.9% and mature in various installments through November 2028.

As a result of certain lease extensions effected during the year ended December 31, 2015, the Company increased the carrying amount of its lease financing obligations by approximately $5.1 million (an amount equal to the present value of the revised lease payments at the date of the lease extensions).

Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2016	$13.6	$3.3	$21.0	$37.9
2017	11.1	3.0	21.2	35.3
2018	11.0	0.9	21.3	33.2
2019	11.0	0.9	19.5	31.4
2020	9.7	0.9	12.0	22.6
Thereafter	2,185.5	9.8	35.0	2,230.3
Less: interest on capital leases and lease financing arrangements	—	(7.7)	(40.6)	(48.3)
Totals	$2,241.9	$11.1	$89.4	$2,342.4

Covenant Compliance—As of December 31, 2015, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

6. LEASES

The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 31, 2015, are summarized for the following fiscal years (in millions):

2016	$428.5
2017	412.4
2018	386.4
2019	333.5
2020	276.1
Thereafter	1,176.0
Total	$3,012.9
Rent expense under such operating leases amounted to $421.5 million, $423.4 million and $413.6 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. Contingent rent expense was $22.7 million, $23.7 million and $23.7 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, United Artists Theatre Circuit, Inc. ("UATC") entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party under a Master Lease. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2015, nine properties were subject to the sale leaseback transaction and approximately $7.7 million in principal amount of pass-through certificates were outstanding.

On March 27, 2015, the nine operating properties were sold to a third party buyer and the Master Lease and related agreements associated with the December 1995 sale and leaseback transaction were terminated.  Upon termination of the Master Lease, United Artists entered into new lease agreements for the nine operating properties. As part of the transaction, United Artists received a reimbursement of its January 2015 rent payment under the Master Lease totaling approximately $4.9 million and received approximately $3.2 million in landlord contributions for three properties that it expects to renovate as part of the transaction. In addition, United Artists is expected to receive an additional $3.2 million of landlord contributions at various milestones starting with commencement of renovation of the three properties. As of December 31, 2015, United Artists has received approximately $1.6 million of such landlord contributions. The new lease agreements associated with the three properties each carry an initial base rent term of 15 years beginning at the completion of renovation, and in the interim, provide for contingent rentals based on the revenue results of the underlying theatres. The new lease agreements associated with the six remaining properties each carry a maturity date of December 31, 2016, the same maturity date under the former Master Lease. All nine lease agreements provide for the payment of taxes, insurance, and other costs applicable to the properties and have been accounted for as operating leases for accounting purposes.  The pass-through certificates fully matured on July 1, 2015.

7. INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Federal:
Current	$91.1	$53.8	$98.7
Deferred	(8.1)	4.4	(11.0)
Total Federal	83.0	58.2	87.7
State:
Current	19.9	13.0	20.1
Deferred	(2.8)	2.2	(0.8)
Total State	17.1	15.2	19.3
Total income tax provision	$100.1	$73.4	$107.0
During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, a current tax benefit of $1.8 million, $1.6 million and $1.3 million, respectively, was allocated directly to stockholders' equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Provision calculated at federal statutory income tax rate	$88.7	$62.5	$92.6
State and local income taxes, net of federal benefit	11.1	9.7	12.5
Other	0.3	1.2	1.9
Total income tax provision	$100.1	$73.4	$107.0

Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 31, 2015	January 1, 2015
Deferred tax assets:
Net operating loss carryforward	$52.7	$59.3
Excess of tax basis over book basis of fixed assets	36.8	13.1
Deferred revenue	176.9	177.4
Deferred rent	64.5	55.4
Other	16.0	16.3
Total deferred tax assets	346.9	321.5
Valuation allowance	(34.9)	(34.8)
Total deferred tax assets, net of valuation allowance	312.0	286.7
Deferred tax liabilities:
Excess of book basis over tax basis of intangible assets	(42.5)	(32.0)
Excess of book basis over tax basis of investments	(201.4)	(200.3)
Other	(9.7)	(11.8)
Total deferred tax liabilities	(253.6)	(244.1)
Net deferred tax asset	$58.4	$42.6

At December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $102.1 million with expiration commencing in 2016. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hollywood Theaters. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hollywood Theaters may be impaired as a result of the "ownership change" limitations. The Company’s state net operating losses may be carried forward for various periods, between seven and 20 years, with expiration commencing in 2016. The Company also has net operating losses in U.S. territorial jurisdictions with expirations commencing in 2019.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $34.9 million and $34.8 million as of December 31, 2015 and January 1, 2015, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 31, 2015, the valuation allowance was increased by $0.1 million related to management's determination that it was more likely than not that certain state net operating losses created in prior years would not be realized.

In accordance with the provisions of ASC Subtopic 740-10, a reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 31, 2015 and January 1, 2015 was as follows (in millions):

	Year Ended December 31, 2015	Year Ended January 1, 2015
Beginning balance	$13.6	$13.6
Decreases related to prior year tax positions	(0.5)	—
Increases related to current year tax positions	0.2	0.6
Lapse of statute of limitations	(0.2)	(0.6)
Ending balance	$13.1	$13.6

Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $2.2 million and $4.5 million within the next twelve months primarily due to the expiration of the statute of limitations and settlement of tax disputes with taxing authorities.

The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 31, 2015 and January 1, 2015 was $6.8 million and $7.1 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 31, 2015 and January 1, 2015 was approximately $1.7 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2015 and January 1, 2015, the Company has accrued gross interest and penalties of approximately $2.2 million and $2.0 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $0.3 million, $0.2 million and $0.0 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal, state or U.S. Territory examinations for years before 2011. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  During the year ended December 31, 2015, the Internal Revenue Service (“IRS”) closed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

amount of damages. The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board failed to act on the petition and hence by operation of law it was deemed denied and UATC filed a petition for writ of mandamus with the California Superior Court seeking review and modification of the order. UATC is cooperating with the Regional Board while its petition remains pending before the State Board. To that end, UATC and the current property owner jointly submitted, and on October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it has opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the United States Department of Justice, Antitrust Division, as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including National CineMedia. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company intends to cooperate with these investigations and any other related Federal or state investigations to the extent any are undertaken. The DOJ and various state investigations may also give rise to additional lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its participation in NCM and other joint ventures, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

On June 17, 2014, Starlight Cinemas, Inc. ("Starlight") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. Starlight alleges, among other things, that Regal has adversely affected Starlight's ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. Starlight is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Regal filed a motion to dismiss all claims. The United States District Court for the Central District of California granted the motion on October 23, 2014. Starlight’s subsequent attempts to file an amended complaint were struck and denied. On February 5, 2015, Starlight filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties’ briefing of the case is complete, and oral argument has not yet been scheduled. Starlight also filed a Motion for Summary Reversal, which was denied by the Court of Appeals on October 8, 2015. Management believes that the allegations and claims are without merit and intends to vigorously defend against Starlight's claims through the appellate process.

On July 23, 2015, Regal accepted service of a complaint filed by Cinema Village, Cinemart (“Cinemart”), which was filed in the U.S. District Court for the Southern District of New York. Cinemart filed an amended complaint on October 20, 2015.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Cinemart alleges among other things, that as a result of a clearance, the Company adversely affected the plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Forest Hills, New York theatre. Cinemart is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct. On December 18, 2015 the Company filed a motion to dismiss all claims. The parties’ completed their briefing on the motion on February 1, 2016, and oral arguments have not yet been scheduled. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company against the claims.

On November 17, 2015, iPic-Gold Class Entertainment LLC (“iPic”) filed a petition in the District Court of Harris County, Texas.  iPic filed an amended petition on December 4, 2015, that claims, among other things, that the Company adversely affected the plaintiff’s ability to exhibit first-run motion pictures at its theatre in Houston, Texas.  The petition also names AMC Entertainment Holdings, Inc., AMC Entertainment, Inc., and American Multi-Cinema, Inc. (together “AMC”) and alleges that the Company and AMC conspired together to coordinate their respective positions with distributors regarding the distribution of film to iPic’s theatre in Houston, and a proposed iPic theatre in Frisco, Texas.  iPic is seeking under Texas antitrust law and common law, among other things, actual and treble damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct.  On January 21, 2016, after an evidentiary hearing, the district court entered a Temporary Injunction Order (“TIO”) which prohibits the Company from (i) requesting that movie studios grant it exclusive film licenses that would exclude iPic from licensing the same film at its Houston theatre; (ii) indicating to a studio that it will not play a film at any of its theatres if the studio licenses the film to the iPic’s Houston theatre; and (iii) communicating with AMC or coordinating their respective communications with any studio, with regard to preventing iPic from receiving licenses to first run films to exhibit at the iPic’s Houston theatre.  On February 4, 2016 Regal filed a notice of appeal regarding the TIO, which has been assigned to the Texas First Court of Appeals.  A trial in the District Court has been scheduled for October, 2016.  Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company.

On January 27, 2016, Silver Cinemas Acquisition Co., doing business as Landmark Theatres (“Landmark”), filed a complaint in the U.S. District Court for the District of Columbia.  Landmark alleges, among other things, that Regal has adversely affected Landmark’s ability to license mainstream commercial first run films at its Atlantic Plumbing Cinema in Washington D.C., and that Regal has violated federal and District of Columbia antitrust laws and tortious interference law.  Landmark is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company against the claims.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $4.0 million as of December 31, 2015. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $12.6 million.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION
Capital Stock

As of December 31, 2015, the Company's authorized capital stock consisted of:

•	500,000,000 shares of Class A common stock, par value $0.001 per share;

•	200,000,000 shares of Class B common stock, par value $0.001 per share; and

•	50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 31, 2015, 132,745,481 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 31, 2015, all of which are beneficially owned by The Anschutz Corporation and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 31, 2015. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

Preferred Stock

The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's Board of Directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 31, 2015, no shares of preferred stock are outstanding.

Warrants

No warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 31, 2015.

Dividends

Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $139.1 million in the aggregate, during the year ended December 31, 2015. Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.6 million in the aggregate, during the year ended January 1, 2015. In addition, on December 15, 2014, Regal paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $156.2 million. Regal paid four quarterly cash dividends of $0.21 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $132.2 million in the aggregate, during the year ended December 26, 2013.

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

On May 9, 2012, the stockholders of Regal approved amendments to the the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022. As of December 31, 2015, 4,338,685 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of December 31, 2015, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted during the years ended December 31, 2015, January 1, 2015 and December 26, 2013 and no compensation expense related to stock options was recorded during such periods.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. There were no stock options exercised during the year ended December 31, 2015. For the year ended January 1, 2015, the accompanying consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $0.1 million for the year ended January 1, 2015. The actual income tax benefit realized from stock option exercises was less than $0.1 million for the same period. For the year ended December 26, 2013, the accompanying consolidated statement of cash flows reflects less than $0.1 million of excess tax benefits as financing cash flows. Net cash proceeds from the exercise of stock options were $1.3 million for the year ended December 26, 2013. The actual income tax benefit realized from stock option exercises was $0.2 million for the same period.

The total intrinsic value of options exercised was $0.0 million, less than $0.1 million and $0.5 million, for the years ended December 31, 2015, January 1, 2015, and December 26, 2013, respectively.

Restricted Stock

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

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

On January 9, 2013, 297,866 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 8, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 28, 2015, 228,116 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company's Class A common stock was $14.19 per share on January 9, 2013, $19.08 on January 8, 2014, and $20.99 on January 28, 2015. The Company assumed a forfeiture rate of 4% for such restricted stock awards.

During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company withheld approximately 204,540 shares, 194,675 shares and 290,119 shares, respectively, of restricted stock at an aggregate cost of approximately $4.3 million, $3.8 million and $4.4 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards. On January 11, 2015, 306,696 performance shares (originally granted on January 11, 2012) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 11, 2015, threshold performance goals for these awards were satisfied, and therefore, all 306,696 outstanding performance shares were converted to restricted shares as of January 11, 2015. These awards fully vested on January 11, 2016, the one year anniversary of the calculation date. In addition, on January 12, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock. These awards fully vested on January 12, 2015. Finally, on January 13, 2013, 273,719 performance share awards (originally granted on January 13, 2010) were effectively converted to shares of restricted common stock. These awards fully vested on January 13, 2014.

During the fiscal years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recognized approximately $4.0 million, $4.0 million and $4.6 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 31, 2015, we have unrecognized compensation expense of $4.3 million associated with restricted stock awards, which is expected to be recognized through January 28, 2019.

The following table represents the restricted stock activity for the years ended December 31, 2015, January 1, 2015 and December 26, 2013:

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Unvested at beginning of year:	885,365	927,261	1,175,830
Granted during the year	228,116	227,447	297,866
Vested during the year	(596,639)	(576,921)	(813,528)
Forfeited during the year	(49,895)	(23,172)	(6,626)
Conversion of performance shares during the year	306,696	330,750	273,719
Unvested at end of year	773,643	885,365	927,261
During the year ended December 31, 2015, the Company paid four cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.7 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2015 proxy statement filed with the Commission on April 13, 2015, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock.

On January 9, 2013, 293,961 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. In addition, on January 8, 2014, 226,471 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Finally, on January 28, 2015, 234,177 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 9, 2016 (the third anniversary of the grant date for the January 9, 2013 grant), January 8, 2017 (the third anniversary of the grant date for the January 8, 2014 grant), and January 28, 2018 (the third anniversary of the grant date for the January 28, 2015 grant) as set forth in the applicable Performance Agreement. Such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company's Class A common stock on the date of grant was $14.19 on January 9, 2013, $19.08 on January 8, 2014, and $20.99 on January 28, 2015, which approximates the respective grant date fair value of the awards. The Company assumed a forfeiture rate of 8% for such performance share awards.

As of the respective grant dates, the aggregate grant date fair value of performance share awards outstanding as of December 31, 2015 was determined to be $18.5 million, which includes related dividends on shares estimated to be earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected term of the awards of 4 years. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recognized approximately $4.3 million, $5.4 million and $4.7 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 31, 2015, we have unrecognized compensation expense of $5.7 million associated with performance share units, which is expected to be recognized through January 28, 2019.

The following table summarizes information about the Company's number of performance shares for the years ended December 31, 2015, January 1, 2015 and December 26, 2013:

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Unvested at beginning of year:	812,927	940,767	929,023
Granted (based on target) during the year	234,177	226,471	293,961
Cancelled/forfeited during the year	(43,559)	(23,561)	(8,498)
Conversion to restricted shares during the year	(306,696)	(330,750)	(273,719)
Unvested at end of year	696,849	812,927	940,767
In connection with the conversion of the above 306,696 performance shares, during the year ended December 31, 2015, the Company paid a cumulative cash dividend of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) and $4.58 (representing the sum of all cash dividends paid from June 25, 2012 through June 25, 2015) on each performance share converted, totaling approximately $1.4 million. In connection with the conversion of the above 330,750 performance shares, during the year ended January 1, 2015, the Company paid a cumulative cash dividend totaling approximately $1.2 million. In connection with the conversion of the above 273,719 performance shares, during the year ended December 26, 2013, the Company paid a cumulative cash dividend totaling approximately $1.3 million. The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.3 million shares of restricted stock could be issued if the performance criteria maximums are met.

10. RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2015, January 1, 2015 and December 26, 2013, Regal Cinemas incurred less than $0.1 million of expenses payable to Anschutz affiliates for certain advertising services. Also during each of the years ended December 31, 2015, January 1, 2015 and December 26, 2013, Regal Cinemas received approximately $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the years ended December 31, 2015, January 1, 2015 and December 26, 2013, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

During each of the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 4—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $3.3 million, $3.3 million and $3.1 million to the 401k Plan in 2015, 2014 and 2013, respectively.

Union-Sponsored Plans

As of December 31, 2015, certain former theatre employees are covered by five insignificant union-sponsored multiemployer pension and health and welfare plans. Company contributions into those plans were determined in accordance with provisions of negotiated labor contracts and aggregated approximately $0.1 million, approximately $0.1 million and less than $0.1 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

During the year ended December 26, 2013, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 160, Greater Cleveland Moving Picture Projector Operator’s Pension Plan ("Local 160") (Employment Identification No. 51-6115679), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 160 during the year ended December 27, 2012. The Company has established an estimated withdrawal liability of approximately $0.6 million related to its remaining plans, including Local 160, as of December 31, 2015.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted earnings per share of Class A common stock, the earnings are equal to net income attributable to controlling interest for that computation.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended December 31, 2015		Year Ended January 1, 2015		Year Ended December 26, 2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$130.0	$23.4	$89.5	$16.1	$133.6	$24.1
Denominator:
Weighted average common shares outstanding (in thousands)	131,971	23,709	131,578	23,709	131,117	23,709
Basic earnings per share	$0.99	$0.99	$0.68	$0.68	$1.02	$1.02
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$130.0	$23.4	$89.5	$16.1	$133.6	$24.1
Reallocation of earnings as a result of conversion of Class B to Class A shares	23.4	—	16.1	—	24.1	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	(0.1)	—	—	—	(0.1)
Allocation of earnings	$153.4	$23.3	$105.6	$16.1	$157.7	$24.0
Denominator:
Number of shares used in basic computation (in thousands)	131,971	23,709	131,578	23,709	131,117	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—
Stock options	—	—	—	—	2	—
Restricted stock and performance shares	831	—	1,023	—	895	—
Number of shares used in per share computations (in thousands)	156,511	23,709	156,310	23,709	155,723	23,709
Diluted earnings per share	$0.98	$0.98	$0.68	$0.68	$1.01	$1.01

13. DERIVATIVE INSTRUMENTS

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations under Regal Cinemas' Amended Senior Credit Facility. Certain of these interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings. In the event that an interest rate swap is terminated or de-designated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 14—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

Below is a summary of Regal Cinemas' current interest rate swap agreements as of December 31, 2015:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at December 31, 2015	Balance Sheet Location
$150.0 million	April 2, 2015	1.220%	1-month LIBOR*	December 31, 2016	Yes	$0.5 million	See Note 14
$200.0 million	June 30, 2015	2.165%	1-month LIBOR*	June 30, 2018	Yes	$4.5 million	See Note 14
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

No amendments or modifications were made to two existing interest swap agreements (originally designated to hedge $300.0 million of variable rate debt obligations). Since such interest rate swaps no longer met the highly effective qualification for cash flow hedge accounting, the two hedge relationships were de-designated effective April 2, 2015. Accordingly, since the interest rate swaps no longer qualified for cash flow hedge accounting treatment, the change in their fair values since de-designation have been recorded on the Company’s consolidated balance sheet as an asset or liability with the interest rate swaps’ gains or losses reported as a component of interest expense during the period of change. On June 30, 2015, one of these interest rate swap agreements designated to hedge $200.0 million of variable rate debt obligations expired. The remaining interest rate swap agreement (designated to hedge $100.0 million of variable rate debt obligations) expired on December 31, 2015.

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	After-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Derivatives designated as cash flow hedges:
Interest rate swaps	$(4.3)	$(2.1)	$(0.2)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Derivatives designated as cash flow hedges:
Interest rate swaps(1)	$7.4	$5.2	$4.2
________________________________

(1)
We estimate that $2.4 million of deferred pre-tax losses attributable to these interest rate swaps will be reclassified into earnings as interest expense during the next 12 months as the underlying hedged transactions occur.

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the years ended December 31, 2015, January 1, 2015, and December 26, 2013 were as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

	Interest Rate Swaps
	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Accumulated other comprehensive loss, net, beginning of period	$(2.9)	$(4.0)	$(6.3)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $2.8, $1.3, and $0.1 respectively	(4.3)	(2.1)	(0.2)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of ($2.9), ($2.0) and ($1.7), respectively	4.5	3.2	2.5
Accumulated other comprehensive loss, net, end of period	$(2.7)	$(2.9)	$(4.0)

The following table sets forth the effect of our interest rate swap arrangements on our consolidated statements of income for the years ended December 31, 2015, January 1, 2015, and December 26, 2013 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$1.9	$—	$—

Derivatives not designated as cash flow hedges:
Interest rate swaps (2)	$1.5	$—	$—
 ________________________________

(1)	Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

(2)	Amounts represent the change in fair value of the former hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2015 and January 1, 2015:

		Total Carrying Value at December 31, 2015	Fair Value Measurements at December 31, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.4	$3.4	$—	$—
Total assets at fair value		$3.4	$3.4	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$3.1	$—	$3.1	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$1.9	$—	$1.9	$—
Total liabilities at fair value		$5.0	$—	$5.0	$—

		Total Carrying Value at January 1, 2015	Fair Value Measurements at January 1, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.8	$3.8	$—	$—
Total assets at fair value		$3.8	$3.8	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$4.6	$—	$4.6	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$0.1	$—	$0.1	$—
Total liabilities at fair value		$4.7	$—	$4.7	$—
_______________________________________________________________________________

(1)
The Company maintains an investment in RealD, Inc., further described in Note 4—"Investments." The fair value of the RealD, Inc. shares is determined using RealD, Inc.'s publicly traded common stock price, which falls under Level 1 of the valuation hierarchy. The held shares of RealD, Inc. stock are accounted for as available for sale equity securities and recurring fair value adjustments to these shares are recorded to "Other Non-Current Assets" with a corresponding entry to "Accumulated other comprehensive income (loss)" on a quarterly basis. The fair value of the 322,780 RealD, Inc. common shares held as of December 31, 2015 and January 1, 2015 was based on the publicly traded common stock price of RealD, Inc. of $10.55 per share and $11.80 per share, respectively.

(2)
The fair value of the Company’s interest rate swaps described in Note 13—"Derivative Instruments" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparties to the Company’s interest rate swaps are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptably low level.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the years ended December 31, 2015, January 1, 2015 and December 26, 2013.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $15.6 million, $5.6 million and $9.5 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

In addition, during the year ended December 26, 2013, the Company recorded an impairment charge of approximately $1.5 million pertaining to certain favorable leases associated with the acquisition of Consolidated Theatres. The Company did not record an impairment of any intangible assets during the years ended December 31, 2015 and January 1, 2015.

Finally, the Company did not record an impairment of any investments in non-consolidated subsidiaries accounted for under the equity method during the years ended December 31, 2015, January 1, 2015 or December 26, 2013.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the New Term Facility and the New Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 31, 2015 and January 1, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025, and the 5 3/4% Senior Notes Due 2023 were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of as of December 31, 2015 and January 1, 2015.

The aggregate carrying values and fair values of long-term debt at December 31, 2015 and January 1, 2015 consist of the following:

	December 31, 2015	January 1, 2015
	(in millions)
Carrying value	$2,233.8	$2,240.8
Fair value	$2,226.6	$2,147.6

15. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the years ended December 31, 2015 and January 1, 2015, the change in accumulated other comprehensive loss, net by component (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(4.3)	—	—	(4.3)
Amounts reclassified to net income from interest rate swaps	4.5	—	—	4.5
Change in fair value of available for sale securities	—	(0.2)	—	(0.2)
Change in fair value of equity method investee interest rate swaps	—	—	(0.6)	(0.6)
Total other comprehensive income (loss), net of tax	0.2	(0.2)	(0.6)	(0.6)
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 26, 2013	$(4.0)	$0.2	$1.4	$(2.4)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.1)	—	—	(2.1)
Amounts reclassified to net income from interest rate swaps	3.2	—	—	3.2
Change in fair value of available for sale securities	—	1.1	—	1.1
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.6)	—	(0.6)
Change in fair value of equity method investee interest rate swaps	—	—	(0.7)	(0.7)
Total other comprehensive income (loss), net of tax	1.1	0.5	(0.7)	0.9
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)

16. SUBSEQUENT EVENTS

Performance Share and Restricted Stock Activity

On January 9, 2016, 262,476 performance share awards (originally granted on January 9, 2013) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 9, 2016, threshold performance goals for these awards were satisfied, and therefore, all 262,476 outstanding performance shares were converted to restricted shares as of January 9, 2016. In connection with the conversion of the above 262,476 performance shares, the Company paid a cumulative cash dividend of $3.60 (representing the sum of all cash dividends paid from January 9, 2013 through January 9, 2016) on each performance share converted, totaling approximately $0.9 million.

On January 13, 2016, 280,374 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2019 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $17.74 per share.

Also on January 13, 2016, 261,119 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction (typically one to four years after

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015, January 1, 2015, and December 26, 2013

the award date). The awards vest 25% at the end of each year for four years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $17.74 per share.

Quarterly Dividend Declaration

On February 9, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2016, to stockholders of record on March 4, 2016.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION.

None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class II Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 4, 2016 and to be filed with the Commission within 120 days after December 31, 2015.

Item 11.    EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Corporate Governance—Director Compensation during Fiscal 2015" and "Compensation Committee Report") to be held on May 4, 2016 and to be filed with the Commission within 120 days after December 31, 2015.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 4, 2016 and to be filed with the Commission within 120 days after December 31, 2015.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence") to be held on May 4, 2016 and to be filed with the Commission within 120 days after December 31, 2015.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Audit Committee Report—Independent Registered Public Accounting Firm" and "Audit Committee Report—Audit Committee Pre-Approval Policy") to be held on May 4, 2016 and to be filed with the Commission within 120 days after December 31, 2015.

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

REGAL ENTERTAINMENT GROUP
February 29, 2016	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors	February 29, 2016
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	February 29, 2016
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	February 29, 2016
Charles E. Brymer

/s/ MICHAEL L. CAMPBELL	Director	February 29, 2016
Michael L. Campbell

/s/ STEPHEN A. KAPLAN	Director	February 29, 2016
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	February 29, 2016
David Keyte

/s/ LEE M. THOMAS	Director	February 29, 2016
Lee M. Thomas

/s/ JACK TYRRELL	Director	February 29, 2016
Jack Tyrrell

/s/ ALEX YEMENIDJIAN	Director	February 29, 2016
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1
Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2
Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3
Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.3.1
Seventh Amended and Restated Credit Agreement, dated April 2, 2015 among Regal Cinemas Corporation, Credit Suisse AG, as Administrative Agent and the lenders (filed as Exhibit 4.1 to our current report on Form 8-K (Commission File No. 001-31315) on April 7, 2015 and incorporated herein by reference)

4.4
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors,  Inc., Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller, certain beneficial certificate holder affiliates of American Express Financial Corporation and MacKay Shields LLC (filed as Exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.5
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.6
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.7
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut and Alan B. Coffey (filed as Exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.8
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as Exhibit 4.5 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.9
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (filed as Exhibit 4.6 to United Artists Theatre Circuit,  Inc.'s Registration Statement on Form S-2 (Commission File No. 333-01024) on February 5, 1996, and incorporated herein by reference)

4.10
Indenture, dated July 15, 2009, by and between Regal Cinemas Corporation, Regal Entertainment Group, certain subsidiaries of Regal Cinemas Corporation listed as guarantors on the signature pages thereto and U.S. Bank National Association, including the form of 8.625% Senior Note due 2019 (included as Exhibit A to the Indenture) (filed as exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on July 15, 2009, and incorporated herein by reference)

4.10.1
First Supplemental Indenture, dated May 19, 2010, among Regal Entertainment Group, Regal Cinemas, certain subsidiaries of Regal Cinemas named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

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

Exhibit Number		Description
10.6.1	*
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

101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 31, 2015, filed on February 29, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Deficit (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.