Form 10-K/A
period 2015-12-31
REGAL ENTERTAINMENT GROUP
filed 2016-03-24
CIK 1168696

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,677,371,051 (80,218,606 shares at a closing price per share of $20.91).

Shares of Class A common stock outstanding—133,085,492 shares at March 18, 2016

Shares of Class B common stock outstanding—23,708,639 shares at March 18, 2016

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

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•              Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2015, including any amendments to those filings.

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

(c)           Financial Statement Schedules: Financial Statements of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC as of December 31, 2015 and January 1, 2015, and the related statements of income, comprehensive income, members’ equity/ (deficit), and cash flows for the years ended December 31, 2015, January 1, 2015 and December 26, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 31, 2015 and January 1, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 1, 2016

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 31, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.0	$10.2
Receivables, net of allowance of $5.6 and $4.3, respectively	148.9	116.5
Prepaid expenses	2.7	3.3
Prepaid administrative fees to managing member	0.7	0.7
Current portion of notes receivable- founding members	4.2	4.2
Total current assets	159.5	134.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.1 and $72.9, respectively	25.1	22.4
Intangible assets, net of accumulated amortization of $91.9 and $69.3, respectively	566.7	488.6
Debt issuance costs, net of accumulated amortization of $20.4 and $17.8, respectively	12.9	15.5
Long-term notes receivable, net of current portion - founding members	12.5	16.6
Other investments (including $1.2 and $1.3 with related parties, respectively)	5.4	2.5
Other assets	0.5	0.6
Total non-current assets	623.1	546.2
TOTAL ASSETS	$782.6	$681.1
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	35.5	34.9
Amounts due to managing member	22.9	23.6
Accrued expenses	18.9	19.0
Accrued payroll and related expenses	14.4	9.0
Accounts payable	11.2	11.5
Deferred revenue	10.2	8.5
Total current liabilities	113.1	106.5
NON-CURRENT LIABILITIES:
Long-term debt	936.0	892.0
Total non-current liabilities	936.0	892.0
Total liabilities	1,049.1	998.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $0.0 and $1.6 million, respectively)	(266.5)	(317.4)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$782.6	$681.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
REVENUE:
Advertising (including revenue from founding members of $30.2, $38.7 and $41.6, respectively)	$446.5	$394.0	$426.3
Fathom Events	—	—	36.5
Total	446.5	394.0	462.8
OPERATING EXPENSES:
Advertising operating costs	30.8	26.4	29.0
Fathom Events operating costs	—	—	25.5
Network costs	17.8	18.3	18.7
Theatre access fees—founding members	72.5	70.6	69.4
Selling and marketing costs	72.3	57.6	61.5
Merger termination fee and related merger costs	41.8	—	—
Administrative and other costs	21.4	19.3	20.1
Administrative fee—managing member	17.2	10.2	10.0
Depreciation and amortization	32.2	32.4	26.6
Total	306.0	234.8	260.8
OPERATING INCOME	140.5	159.2	202.0
NON-OPERATING EXPENSES:
Interest on borrowings	52.2	52.6	51.6
Interest income	(1.1)	(1.3)	(0.1)
Amortization of terminated derivatives	1.6	10.0	10.3
Impairment of investment	—	—	0.8
Gain on sale of Fathom Events to founding members	—	—	(25.4)
Other non-operating expense	0.2	0.8	1.2
Total	52.9	62.1	38.4
INCOME BEFORE INCOME TAXES	87.6	97.1	163.6
Income tax expense	0.1	0.8	0.7
NET INCOME	$87.5	$96.3	$162.9

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
NET INCOME, NET OF TAX OF $0.1, $0.8 AND $0.7, RESPECTIVELY	$87.5	$96.3	$162.9
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	1.6	10.0	10.3
COMPREHENSIVE INCOME	$89.1	$106.3	$173.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 27, 2012	112,017,835	$(524.2)
Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3
Balance—December 26, 2013	126,974,805	$(299.2)
Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7
Balance—January 1, 2015	128,294,505	$(317.4)
Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3
Balance—December 31, 2015	135,142,972	$(266.5)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87.5	$96.3	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.2	32.4	26.6
Non-cash share-based compensation	8.0	4.6	3.2
Impairment on investment	—	—	0.8
Amortization of terminated derivatives	1.6	10.0	10.3
Amortization of debt issuance costs	2.6	2.8	2.8
Equity in earnings of non-consolidated entities	(0.1)	(0.2)	—
Write-off of debt issuance costs and other non-operating items	—	—	1.2
Gain on sale of Fathom Events	—	—	(26.0)
Other	0.4	—	—
Cash distributions from non-consolidated entities	0.2
Changes in operating assets and liabilities:
Receivables, net	(35.5)	2.7	(22.0)
Accounts payable and accrued expenses	5.0	(9.1)	6.9
Amounts due to founding members and managing member	3.2	0.8	3.5
Deferred revenue	1.7	3.8	(1.0)
Other, net	0.7	(0.7)	(0.7)
Net cash provided by operating activities	107.5	143.4	168.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.6)	(8.7)	(10.1)
Purchases of intangible assets from network affiliates	(2.7)	(3.0)	(8.9)
Proceeds from note receivable - founding members	4.2	4.2	—
Net cash used in investing activities	(11.1)	(7.5)	(19.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	215.0	138.0	59.0
Repayments of borrowings	(171.0)	(136.0)	(48.0)
Payment of debt issuance costs	—	(0.6)	(3.4)
Founding member integration payments	2.6	2.1	2.1
Distributions to founding members and managing member	(151.5)	(143.3)	(176.6)
Unit settlement for share-based compensation	1.3	0.8	20.3
Net cash used in financing activities	(103.6)	(139.0)	(146.6)
CHANGE IN CASH AND CASH EQUIVALENTS	(7.2)	(3.1)	2.9
CASH AND CASH EQUIVALENTS:
Beginning of period	10.2	13.3	10.4
End of period	$3.0	$10.2	$13.3

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$100.7	$16.4	$221.6
Accrued distributions to founding members and managing member	$57.6	$60.6	$57.5
Operating segment sold under notes receivable	$—	$—	$25.0
Increase in cost and equity method investments	$3.1	$1.2	$0.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.7	$49.9	$49.3
Cash paid for income taxes, net of refunds	$—	$—	$0.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2015, the Company had 135,142,972 common membership units outstanding, of which 59,239,154 (43.8%) were owned by NCM, Inc., 26,409,784 (19.5%) were owned by Regal, 25,631,046 (19.0%) were owned by Cinemark, and 23,862,988 (17.7%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2 — Divestiture.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger. On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2015 contained 52 weeks. Fiscal years 2014 and 2013 contained 53 and 52 weeks, respectively. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 31, 2015	2015
January 1, 2015	2014
December 26, 2013	2013

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only reportable segment under the requirements of ASC 280 — Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 14 — Segment Reporting.

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

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event was held.

The Company recorded $3.1 million, $1.2 million and $0.0 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, as advertising revenue whereby the Company received as consideration equity securities in privately held companies. The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $2.0 million, $1.3 million

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

and $1.9 million, respectively. Expense recorded from barter transactions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $2.5 million, $1.2 million and $2.9 million, respectively.

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

Payments to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

Restricted Cash—As of December 31, 2015 and January 1, 2015, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company’s New York office.

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of December 31, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 31, 2015	January 1, 2015
Trade accounts	$153.6	$119.4
Other	0.9	1.4
Less: Allowance for doubtful accounts	(5.6)	(4.3)
Total	$148.9	$116.5

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 — Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company’s inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 31, 2015 and January 1, 2015, the Company had a net book value of $7.4 million and $9.5 million, respectively, of capitalized software and website development costs. Approximately $5.0 million, $6.5 million and $6.1 million was recorded for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, in depreciation expense related to software and website development. For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded $1.5 million, $1.7 million and $1.8 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 — Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.4 million, $0.4 million and $0.0 million related to the write-off of property, plant and equipment during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the year ended December 26, 2013 related to the closure of these audits.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $12.9 million and $15.5 million in deferred financing costs as of December 31, 2015 and January 1, 2015, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
Beginning balance	$15.5	$17.7	$18.3
Debt issuance payments	—	0.6	3.4
Amortization of debt issuance costs	(2.6)	(2.8)	(2.8)
Write-off of debt issuance costs	—	—	(1.2)
Ending balance	$12.9	$15.5	$17.7

Other Investments—Other investments consisted of the following (in millions):

	As of
	December 31, 2015	January 1, 2015
Investment in AC JV, LLC (1)	$1.2	$1.3
Other investments (2)	4.2	1.2
Total	$5.4	$2.5

(1)                                Refer to Note 7—Related Party Transactions.

(2)                                The Company received equity securities in some privately held companies as consideration for advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence of these companies’ operating or financial activities.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. If a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.0 million and $0.8 million, respectively. The impairment charge during 2013 brought the investment to a remaining fair value of $0.0 million.

Share-Based Compensation—Through 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units. Since 2013, NCM, Inc. has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use and the impact of adopting this guidance.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP. Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

statements. The Company expects to adopt this accounting guidance in its first quarter of 2016 and does not expect the application of ASU 2015-01 to have a material impact in the audited financial statements or notes thereto.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the application of ASU 2015-02 to have a material impact in the audited financial statements or notes thereto.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s financial statements includes a reclassification of net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes to be presented in the Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility will remain an asset. As of December 31, 2015, the Company had $10.7 million of net deferred financing costs related to its Term Loans, Senior Secured Notes and Senior Unsecured Notes. The Company expects to adopt this accounting guidance in its first quarter of 2016.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles-Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the application of ASU 2015-05 to have a material impact in the audited financial statements or notes thereto.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company is currently assessing the potential impact of ASU 2016-01 on the audited financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Company is currently assessing the potential impact of ASU 2016-02 on the audited financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

2.	DIVESTITURE

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, the Company received a total of $25.0 million in promissory notes from the founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, the Company formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of the Company’s retained 4% interest in AC JV, LLC. The fair value of the Company’s retained noncontrolling investment was determined by applying the Company’s ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

Future minimum principal payments under the notes receivable as of December 31, 2015 are approximately as follows (in millions):

Year	Minimum Principal Payments
2016	$4.2
2017	4.2
2018	4.2
2019	4.1
2020	—
Total	$16.7

On December 26, 2013, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, the Company entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, the Company entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that the Company will assist with event sponsorship sales in return for a share of the sponsorship revenue. The Company has also agreed to provide creative and media production services for a fee. For more information, refer to Note 7—Related Party Transactions.

Due to the Company’s continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 7—Related Party Transactions for further discussion of the investment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 31, 2015	January 1, 2015
Equipment, computer hardware and software	$77.1	$89.4
Leasehold improvements	3.4	3.6
Less: Accumulated depreciation	(64.1)	(72.9)
Subtotal	16.4	20.1
Construction in progress	8.7	2.3
Total property and equipment	$25.1	$22.4

For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded depreciation expense of $9.6 million, $11.1 million, and $10.4 million, respectively.

4.	INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units are issued to a founding member for theatres under an existing on-screen advertising agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

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

The following is a summary of the Company’s intangible assets (in millions):

	As of January 1, 2015	Additions (1)	Amortization	Integration Payments (3)	As of December 31, 2015
Gross carrying amount	$557.9	$103.4	$—	$(2.7)	$658.6
Accumulated amortization	(69.3)	—	(22.6)	—	(91.9)
Total intangible assets, net	$488.6	$103.4	$(22.6)	$(2.7)	$566.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of December 26, 2013	Additions (2)	Amortization	Integration Payments (3)	As of January 1, 2015
Gross carrying amount	$540.7	$19.4	$—	$(2.2)	$557.9
Accumulated amortization	(48.7)	—	(20.6)	—	(69.3)
Total intangible assets, net	$492.0	$19.4	$(20.6)	$(2.2)	$488.6

(1)                                 During the first quarter of 2015, the Company issued 2,160,915 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2014. The Company recorded a net intangible asset of $31.4 million in the first quarter of 2015 as a result of the Common Unit Adjustment.

In December 2015, we issued 4,399,324 common membership units to AMC for attendees added in connection with AMC’s acquisition of Starplex Cinemas and other newly built or acquired theatres. We recorded a net intangible asset of approximately $69.3 million for this Common Unit Adjustment.

During 2015, the Company purchased intangible assets for $2.7 million associated with network affiliate agreements.

(2)                                 During the first quarter of 2014, the Company issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. The Company recorded a net intangible asset of $16.4 million in the first quarter of 2014 as a result of the Common Unit Adjustment.

During 2014, the Company purchased intangible assets for $3.0 million associated with network affiliate agreements.

(3)                                 Rave Cinemas had pre-existing advertising agreements for some of the theatres it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended December 31, 2015 and January 1, 2015, the Company recorded a reduction to net intangible assets of $2.7 million and $2.2 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended December 31, 2015 and January 1, 2015, the founding members paid $2.6 million and $2.1 million, respectively, in integration payments.

As of December 31, 2015 and January 1, 2015, the Company’s intangible assets related to the founding members, net of accumulated amortization was $535.9 million and $458.3 million, respectively with weighted average remaining lives of 21.2 years and 22.2 years as of December 31, 2015 and January 1, 2015, respectively.

As of December 31, 2015 and January 1, 2015, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.8 million and $30.3 million, respectively with weighted average remaining lives of 13.9 years and 14.9 years as of December 31, 2015 and January 1, 2015, respectively.

For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded amortization expense of $22.6 million, $20.6 million and $16.2 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2016	$24.6
2017	$24.6
2018	$25.0
2019	$26.8
2020	$26.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

5.	ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 31, 2015	As of January 1, 2015
Make-good reserve	$3.4	$2.0
Accrued interest	12.5	12.6
Deferred rent	2.1	2.4
Other accrued expenses	0.9	2.0
Total accrued expenses	$18.9	$19.0

6.	MEMBERS’ DEFICIT

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

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members. They include the following:

•                                          ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatres, theatre patrons, the network equipment required to display on-screen and LEN video advertising and the use of theatres for lobby promotions, the founding members receive a monthly theatre access fee.

•                                          Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theatres or sale of theatres that are operated by each founding member and included in the Company’s network.

•                                          Software License Agreement. At the date of NCM, Inc.’s IPO, the Company was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. The Company has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by the Company and its founding members, if any.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 31, 2015	January 1, 2015	December 26, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$30.0	$38.4	$41.4
Advertising inventory revenue (included in advertising revenue) (2)	0.2	0.3	0.2
Operating expenses:
Theatre access fee (3)	72.5	70.6	69.4
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	—	5.1
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs) (5)	—	—	0.2
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (6)	1.2	0.9	1.4
Purchase of movie tickets and concession products (included in advertising operating costs) (6)	—	—	0.2
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1	0.1
Administrative fee - managing member (7)	17.2	10.2	10.0
Non-operating expenses:
Gain on sale of Fathom Events (8)	—	—	25.4
Interest income from notes receivable (included in interest income) (8)	1.0	1.2	—

(1)                    For the six months ended December 31, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.  For the first six months of 2015 and for the years ended December 31, 2015 and January 1, 2015, the founding members purchased 60 seconds of on-screen advertising time.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of
Included in the Balance Sheets:	December 31, 2015	January 1, 2015
Current portion of note receivable- founding members (1)	$4.2	$4.2
Long-term portion of note receivable - founding members (1)	12.5	16.6
Prepaid administrative fees to managing member (2)	0.7	0.7
Common unit adjustments and integration payments, net of amortization (included in intangible assets)	535.9	458.3

(1)                                 Refer to discussion of Fathom sale in Note 2—Divestiture.

(2)                                 The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

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

On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the year ended December 31, 2015, we also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by us during the year ended December 31, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 are as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
AMC	$23.8	$21.9	$29.8
Cinemark	28.7	28.0	36.9
Regal	29.6	29.5	37.1
Total founding members	82.1	79.4	103.8
NCM, Inc.	66.4	67.0	89.6
Total	$148.5	$146.4	$193.4

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to our members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

the second quarter of 2016, which will be paid in the third quarter of 2016.  Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the revolving credit facility.

The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 31, 2015 of $32.3 million, is included in amounts due to founding members in the Balance Sheets as of December 31, 2015 and will be made in the first quarter of 2016.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 31, 2015 of $25.2 million is included in amounts due to managing member on the Balance Sheets as of December 31, 2015 and will be made in the first quarter of 2016.

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total	$11.1	$11.6	$12.8	$35.5

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	$0.8	$1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9
Total	$9.3	$12.2	$13.4	$34.9

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 31, 2015	As of January 1, 2015
Distributions payable	$25.2	$27.7
Cost and other reimbursement	(2.3)	(4.1)
Total	$22.9	$23.6

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of NCM, Inc. common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.  During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock.  These shares were not sold and as of December 31, 2015 AMC owned 200,000 shares of NCM, Inc. common stock.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

AC JV, LLC Transactions—The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.2 million and $1.3 million as of December 31, 2015 and January 1, 2015, respectively.  During the year ended December 31, 2015, we received a cash distribution from AC JV, LLC of $0.2 million.  Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Years Ended
Included in the Statements of Income:	December 31, 2015	January 1, 2015	December 26, 2013
Transition services (included in network costs) (1)	$0.1	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense)	0.1	0.2	—

(1)                                 In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company.  These fees received by NCM LLC are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.  We have an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, there was approximately $0.2 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 31, 2015 and January 1, 2015, respectively.

Other Transactions—The Company had an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, this company generated approximately $0.0 million, $0.3 million, and $0.6 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million, respectively, of accounts receivable due from this company as of December 31, 2015 and January 1, 2015.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013 NCM LLC received approximately $1.6 million, $0.7 million and $0.2 million, respectively, in revenue from AEG Live and as of December 31, 2015 and January 1, 2015, had $0.4 million and $0.4 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

8.        BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 31, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 31, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$66.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total	$936.0	$892.0

(1)           The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of December 31, 2015, the Company’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.  On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans.  The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 31, 2015, the Company’s total availability under the $135.0 million revolving credit facility was $69.0 million. The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%.  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 31, 2015 was 2.24%.  On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest.  The maturity date applicable to the remaining revolving credit facility principal is November 26, 2019.

Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 31, 2015 was 2.99%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 31, 2015, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis.  NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.  NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members.  As of December 31, 2015, the Company’s consolidated net senior secured leverage ratio was 3.3 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of December 31, 2015.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as the senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of December 31, 2015.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of December 31, 2015 are as follows (in millions):

Year	Amount
2016	$—
2017	—
2018	—
2019	336.0
2020	—
Thereafter	600.0
Total	$936.0

9.        SHARE-BASED COMPENSATION

The NCM, Inc. 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), reserves 12,974,589 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 3,636,589 shares remain available for future grants as of December 31, 2015 (assuming 100% achievement of targets on performance-based restricted stock).  The management services agreement provides that the Company may participate in the Equity Incentive Plan.  The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards.  Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.  Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan.  In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period.  The length of the measurement period is two to three years.  Restricted stock units granted to non-employee directors vest after approximately one year.

Compensation Cost—The Company recognized $14.8 million, $7.7 million and $5.9 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, of share-based compensation expense and $0.3 million, $0.1 million and $0.1 million was capitalized during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  Share-based compensation costs are included in network operations, selling and

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

marketing, administrative expense and administrative fee — managing member in the accompanying audited financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were approximately $8.0 million, $4.6 million and $3.2 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

As of December 31, 2015, unrecognized compensation cost related to unvested options was approximately $0.0 million as stock options were fully vested as of December 31, 2015.  As of December 31, 2015, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $19.6 million, which will be recognized over a weighted average remaining period of 1.8 years.

Stock Options— A summary of option award activity under the Equity Incentive Plan as of December 31, 2015, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	3,004,841	$16.53
Granted	—	—
Exercised	(104,837)	$12.25
Forfeited	(192,252)	$17.93
Expired	—	—
Outstanding as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Exercisable as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Vested and expected to vest as of December 31, 2015	2,707,752	$16.60	4.8	$1.4

The Company did not grant stock options during the years ended December 31, 2015, January 1, 2015 or December 26, 2013.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. The intrinsic value of options exercised during the year was $0.4 million, $0.2 million and $6.1 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  The total fair value of awards vested during the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $0.7 million, $2.2 million and $4.9 million, respectively.

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion.  The participants are entitled to cash dividends and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued cash dividends for 2013, 2014 and 2015 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

The weighted average grant date fair value of non-vested stock was $14.76, $19.18 and $15.17 for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  The total fair value of awards vested was $11.6 million, $3.6 million and $7.5 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

As of December 31, 2015, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 2,337,754.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of December 31, 2015, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of January 1, 2015	2,155,996	$16.40
Granted	1,290,185	14.76
Vested	(274,059)	17.98
Forfeited	(608,485)	13.80
Non-vested balance as of December 31, 2015	2,563,637	$16.03

10.      EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.3 million, $1.0 million and $1.0 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

11.      COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, was $2.3 million, $2.2 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2015 are as follows (in millions):

Year	Minimum Lease Payments
2016	$2.7
2017	2.1
2018	1.8
2019	1.8
2020	1.7
Thereafter	1.0
Total	$11.1

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. As of December 31, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $38.3 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to December 31, 2015.  As of December 31, 2015 and January 1, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

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

As of December 31, 2015 and January 1, 2015, the Company had other investments of $5.4 million and $2.5 million, respectively.  The fair value of these investments has not been estimated as of December 31, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 31, 2015, the Company had notes receivable totaling $16.7 million from its founding members related to the sale of Fathom Events, as described in Note 2—Divestiture.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 31, 2015		As of January 1, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.3	$270.0	$257.9
Senior Unsecured Notes	200.0	208.4	200.0	210.8
Senior Secured Notes	400.0	414.5	400.0	400.8

(1)          The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

13.                  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of December 31, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 31, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

	Year Ended
	December 31, 2015	January 1, 2015	December 26, 2013	Income Statement Location
Balance at beginning of period	$(1.6)	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	10.0	10.3	Amortization of terminated derivatives
Total amounts reclassified from AOCI	1.6	10.0	10.3
Net other comprehensive income	1.6	10.0	10.3
Balance at end of period	$—	$(1.6)	$(11.6)

14.                  SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 100.0% and 92.1%, of revenue for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  The following tables present revenue, less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended December 31, 2015 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$446.5	$—	$—	$446.5
Operating costs	103.3	—	17.8	121.1
Selling and marketing costs	66.8	—	5.5	72.3
Administrative and other costs	3.5	—	35.1	38.6
Merger termination fee and related merger costs	—	—	41.8	41.8
Depreciation and amortization	—	—	32.2	32.2
Interest and other non-operating costs	—	—	52.9	52.9
Income (loss) before income taxes	$272.9	$—	$(185.3)	$87.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	Year Ended January 1, 2015 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$394.0	$—	$—	$394.0
Operating costs	97.0	—	18.3	115.3
Selling and marketing costs	54.8	—	2.8	57.6
Administrative and other costs	2.8	—	26.7	29.5
Depreciation and amortization	—	—	32.4	32.4
Interest and other non-operating costs	—	—	62.1	62.1
Income (loss) before income taxes	$239.4	$—	$(142.3)	$97.1

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4
Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

The following is a summary of revenue by category (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
National advertising revenue	$309.5	$258.8	$295.0
Local and regional advertising revenue	107.0	96.8	89.9
Founding member advertising revenue from beverage concessionaire agreements	30.0	38.4	41.4
Fathom Consumer revenue (1)	—	—	34.4
Fathom Business revenue (1)	—	—	2.1
Total revenue	$446.5	$394.0	$462.8

(1)         Fathom Events was sold on December 26, 2013 as discussed in Note 7—Related Party Transactions.

15.                  VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 were as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$5.7	$4.5
Provision for bad debt	1.9	(0.1)	2.1
Write-offs, net	(0.6)	(1.3)	(0.9)
Balance at end of period	$5.6	$4.3	$5.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

16.                  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 31, 2015 and January 1, 2015 (in millions):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.9	$121.5	$111.7	$136.4
Operating expenses	101.1	66.1	63.9	74.9
Operating (loss) income	(24.2)	55.4	47.8	61.5
Net (loss) income	(38.7)	42.4	34.8	49.0

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$70.2	$99.9	$100.8	$123.1
Operating expenses	57.4	57.9	58.1	61.4
Operating income	12.8	42.0	42.7	61.7
Net (loss) income	(2.8)	26.4	27.0	45.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 24, 2016	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer) and	March 24, 2016
Amy E. Miles	Chair of the Board of Directors

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer	March 24, 2016
David H. Ownby	(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS D. BELL, JR.	Director	March 24, 2016
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 24, 2016
Charles E. Brymer

/s/ MICHAEL L. CAMPBELL	Director	March 24, 2016
Michael L. Campbell

/s/ STEPHEN A. KAPLAN	Director	March 24, 2016
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 24, 2016
David Keyte

/s/ LEE M. THOMAS	Director	March 24, 2016
Lee M. Thomas

/s/ JACK TYRRELL	Director	March 24, 2016
Jack Tyrrell

/s/ ALEX YEMENIDJIAN	Director	March 24, 2016
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

99.1	Consent of National CineMedia, LLC

The Financial Statements of National CineMedia, LLC are filed under Item 15(c).