Form 10-Q
period 2016-03-31
REGAL ENTERTAINMENT GROUP
filed 2016-05-10
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

Class A Common Stock—133,085,492 shares outstanding at May 3, 2016

Class B Common Stock—23,708,639 shares outstanding at May 3, 2016

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$328.0	$219.6
Trade and other receivables, net	46.7	149.6
Income tax receivable	—	3.5
Inventories	22.8	22.4
Prepaid expenses and other current assets	27.2	20.9
Assets held for sale	1.0	1.0
Deferred income tax asset	—	21.2
TOTAL CURRENT ASSETS	425.7	438.2
PROPERTY AND EQUIPMENT:
Land	131.0	132.7
Buildings and leasehold improvements	2,201.9	2,196.4
Equipment	1,059.2	1,058.3
Construction in progress	18.2	18.2
Total property and equipment	3,410.3	3,405.6
Accumulated depreciation and amortization	(2,035.8)	(2,001.4)
TOTAL PROPERTY AND EQUIPMENT, NET	1,374.5	1,404.2
GOODWILL	328.7	328.7
INTANGIBLE ASSETS, NET	49.0	50.2
DEFERRED INCOME TAX ASSET	64.2	37.2
OTHER NON-CURRENT ASSETS	349.2	343.1
TOTAL ASSETS	$2,591.3	$2,601.6
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$25.7	$27.4
Accounts payable	167.0	229.7
Accrued expenses	58.5	70.8
Deferred revenue	224.0	203.4
Interest payable	8.8	20.0
Income taxes payable	25.1	—
TOTAL CURRENT LIABILITIES	509.1	551.3
LONG-TERM DEBT, LESS CURRENT PORTION	2,196.4	2,197.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	83.8	77.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	8.4	8.9
NON-CURRENT DEFERRED REVENUE	421.8	415.2
OTHER NON-CURRENT LIABILITIES	245.4	228.4
TOTAL LIABILITIES	3,464.9	3,479.2
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 133,085,492 and 132,745,481 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(940.7)	(940.0)
Retained earnings	70.4	64.2
Accumulated other comprehensive loss, net	(3.5)	(2.1)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(873.7)	(877.8)
Noncontrolling interest	0.1	0.2
TOTAL DEFICIT	(873.6)	(877.6)
TOTAL LIABILITIES AND DEFICIT	$2,591.3	$2,601.6
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
REVENUES:
Admissions	$515.7	$454.1
Concessions	230.1	198.2
Other operating revenues	41.3	39.0
TOTAL REVENUES	787.1	691.3
OPERATING EXPENSES:
Film rental and advertising costs	277.5	234.3
Cost of concessions	28.8	26.0
Rent expense	107.5	103.7
Other operating expenses	211.5	202.2
General and administrative expenses (including share-based compensation of $1.8 and $1.7 for the quarters ended March 31, 2016 and 2015, respectively)	21.2	18.6
Depreciation and amortization	55.7	54.2
Net loss on disposal and impairment of operating assets and other	4.3	1.9
TOTAL OPERATING EXPENSES	706.5	640.9
INCOME FROM OPERATIONS	80.6	50.4
OTHER EXPENSE (INCOME):
Interest expense, net	32.5	30.0
Earnings recognized from NCM	(12.3)	(8.8)
Equity in income of non-consolidated entities and other, net	(10.0)	(9.1)
TOTAL OTHER EXPENSE, NET	10.2	12.1
INCOME BEFORE INCOME TAXES	70.4	38.3
PROVISION FOR INCOME TAXES	29.7	15.3
NET INCOME	40.7	23.0
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	0.1
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$40.7	$23.1
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.26	$0.15
Diluted	$0.26	$0.15
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	156,017	155,677
Diluted	156,773	156,582
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
NET INCOME	$40.7	$23.0
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(1.3)	(1.7)
Amounts reclassified to net income from interest rate swaps	1.0	0.8
Change in fair value of available for sale securities	—	0.2
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(0.5)	—
Change in fair value of equity method investee interest rate swaps	(0.6)	(0.6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1.4)	(1.3)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	39.3	21.7
Comprehensive loss attributable to noncontrolling interest, net of tax	—	0.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$39.3	$21.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40.7	$23.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.7	54.2
Amortization of debt discount	0.1	—
Amortization of debt acquisition costs	1.2	1.2
Share-based compensation expense	1.8	1.7
Deferred income tax benefit	(4.2)	(3.2)
Net loss on disposal and impairment of operating assets and other	4.3	1.9
Equity in income of non-consolidated entities	(8.1)	(5.5)
Gain on sale of available for sale securities	(1.0)	—
Non-cash loss on interest rate swaps	0.1	—
Non-cash rent income	(1.7)	(1.3)
Excess cash distribution on NCM shares	8.6	7.5
Landlord contributions	22.2	10.9
Changes in operating assets and liabilities:
Trade and other receivables	109.8	87.7
Inventories	(0.3)	(0.7)
Prepaid expenses and other assets	(6.3)	(25.4)
Accounts payable	(58.1)	(41.8)
Income taxes payable	25.2	7.6
Deferred revenue	17.2	19.2
Accrued expenses and other liabilities	(26.4)	(35.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	180.8	101.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31.1)	(29.7)
Proceeds from disposition of assets	1.3	—
Investment in non-consolidated entities	(0.7)	(0.2)
Proceeds from sale of available for sale securities	3.6	—
NET CASH USED IN INVESTING ACTIVITIES	(26.9)	(29.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(35.4)	(35.8)
Payments on long-term obligations	(6.9)	(6.7)
Cash paid for tax withholdings and other	(3.2)	(4.2)
NET CASH USED IN FINANCING ACTIVITIES	(45.5)	(46.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	108.4	25.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	219.6	147.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$328.0	$172.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$4.2	$1.5
Cash paid for interest, net of amounts capitalized	$42.5	$40.6
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.9	$9.0
Increase in property and equipment and other from amended lease financing arrangements	$8.1	$2.0

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

Regal operates one of the largest theatre circuits in the United States, consisting of 7,329 screens in 567 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of March 31, 2016. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective with the Company's fiscal year ending December 31, 2015, the Company’s quarterly results are for three month periods ending March 31, June 30, September 30 and December 31 of each year.

For a discussion of significant transactions that have occurred through December 31, 2015, please refer to the notes to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on February 29, 2016 with the Securities and Exchange Commission (the "Commission") (File No. 001-31315) for the fiscal year ended December 31, 2015 (the "2015 Audited Consolidated Financial Statements"). For a summary of our significant accounting policies, please refer to Note 2 to the 2015 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2016, the unaudited condensed consolidated statements of income and comprehensive income for the quarters ended March 31, 2016 and March 31, 2015, and the unaudited condensed consolidated statements of cash flows for the quarters ended March 31, 2016 and March 31, 2015 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 31, 2015 unaudited condensed consolidated balance sheet information is derived from the 2015 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2015 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the operating results that may be achieved for the full 2016 year.

Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current year.

2. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia, LLC ("National CineMedia" or "NCM").  National CineMedia provides in-theatre advertising for its theatrical exhibition partners, which include us, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). The formation of National CineMedia, related IPO of National CineMedia, Inc. ("NCM, Inc.") and other related transactions are further described in Note 4 to the 2015 Audited Consolidated Financial Statements.

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets. From time to time, the Company receives additional newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in Accounting Standards Codification ("ASC") 323-10-35-29 (formerly EITF 2-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2015 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2016 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 31, 2015	$157.4	$(426.7)	$—	$—	$—
Receipt of additional common units(1)	9.9	(9.9)	—	—	—
Receipt of excess cash distributions(2)	(4.5)	—	11.3	(6.8)	—
Receipt under tax receivable agreement(2)	(4.1)	—	10.5	(6.4)	—
Revenues earned under ESA(3)	—	—	4.3	—	(4.3)
Amortization of deferred revenue(4)	—	2.8	—	—	(2.8)
Equity income (loss) attributable to additional common units(5)	(0.9)	—	—	0.9	—
Balance as of and for the period ended March 31, 2016	$157.8	$(433.8)	$26.1	$(12.3)	$(7.1)
 ________________________________

(1)
On March 17, 2016, we received from National CineMedia approximately 0.7 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 17, 2016, the Company recorded an increase to its investment in National CineMedia of $9.9 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to approximately 27.1 million common units. As a result, on a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of March 31, 2016.

(2)
During the quarter ended March 31, 2016, the Company received $21.8 million in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $10.5 million received under the tax receivable agreement described in Note 4 to the 2015 Audited Consolidated Financial Statements of the Company). Approximately $8.6 million of these cash distributions received during the quarter ended March 31, 2016 were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during the period and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $4.3 million for the quarter ended March 31, 2016 pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $3.1 million for the quarter ended March 31, 2016 for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

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

As of March 31, 2016, approximately $2.6 million and $1.1 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2015, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended March 31, 2016. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters ended December 31, 2015 and January 1, 2015 is as follows (in millions):

	Quarter Ended December 31, 2015	Quarter Ended January 1, 2015
Revenues	$136.4	$123.1
Income from operations	61.5	61.7
Net income	49.0	45.7

 Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of March 31, 2016 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the quarter ended March 31, 2016 is as follows (in millions):

Balance as of December 31, 2015	$160.7
Equity contributions	0.7
Equity in earnings of DCIP(1)	8.6
Receipt of cash distributions	—
Change in fair value of equity method investee interest rate swap transactions	(1.0)
Balance as of March 31, 2016	$169.0
 ________________________________

(1)
Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 4 to the 2015 Audited Consolidated Financial Statements. As of March 31, 2016, under the Master Lease, the Company continues to pay annual minimum rent of $1,000 per digital projection system from the effective date of the original agreement through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental and accordingly records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the quarters ended March 31, 2016 and March 31, 2015, the Company incurred total rent expense of approximately $1.3 million and $1.4 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters ended March 31, 2016 and March 31, 2015 is as follows (in millions):

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Net revenues	$40.6	$40.7
Income from operations	23.4	23.8
Net income	18.5	17.4

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company has committed to a cash investment of $30.0 million in Open Road Films and as of March 31, 2016, the Company has funded a total of $20.0 million. We account for our investment in Open Road Films using the equity method of accounting. As a result of cumulative losses recorded in Open Road Films, the Company's investment in Open Road Films was reduced to a minimum carrying value of $(10.0) million as of March 27, 2014. Consistent with the accounting model provided by ASC 323-10-35-22, as of March 27, 2014, the Company has not provided for any additional losses of Open Road Films since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of excess losses incurred through March 31, 2016 continued to be in excess of the Company's initial $30.0 million commitment by approximately $33.0 million. In addition, see Note 14—"Subsequent Events" for a recent development regarding the Company's investment in Open Road Films.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the quarter ended March 31, 2016 is as follows (in millions):

Balance as of December 31, 2015	$(10.0)
Equity in earnings attributable to Open Road Films	—
Balance as of March 31, 2016	$(10.0)

 Summarized unaudited consolidated statements of operations information for Open Road Films for the quarter ended March 31, 2016 and March 31, 2015 is as follows (in millions):

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Revenues	$35.5	$36.8
Income (loss) from operations	(25.3)	3.1
Net income (loss)	(26.3)	2.5

Investment in RealD, Inc.

As of December 31, 2015, the Company held 322,780 common shares in RealD, Inc., an entity specializing in the licensing of 3D technologies. On February 24, 2016, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. On March 24, 2016, the Company received approximately $3.6 million in cash consideration for it's remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the quarter ended March 31, 2016. See Note 12—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods with respect to the Company's investment in RealD, Inc. as of December 31, 2015.

Investment in AC JV, LLC
We maintain an investment in AC JV, LLC (“AC JV”), a Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. AC JV acquired the Fathom Events business from National CineMedia on December 26, 2013. AC JV owns and manages the Fathom Events business, which markets and distributes live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The Company’s investment in AC JV is included as a component of "Other Non-Current Assets." The change in the carrying amount of our investment in AC JV for the quarter ended March 31, 2016 is as follows (in millions):

Balance as of December 31, 2015	$7.5
Equity in earnings attributable to AC JV, LLC(1)	0.3
Balance as of March 31, 2016	$7.8
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV, LLC. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

Investment in Digital Cinema Distribution Coalition
The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of March 31, 2016. The Company’s investment in DCDC is included within "Other Non-Current Assets." The carrying value of the Company's investment in DCDC was approximately $3.0 million as of March 31, 2016.

3. ACQUISITION

On September 3, 2015, Regal completed the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company for an aggregate net cash purchase price of $9.2 million. The acquisition enhanced the Company’s presence in the state of Georgia. The aggregate net cash purchase price was allocated to the identifiable assets acquired for each of the respective theatre locations based on their estimated fair values at the date of acquisition using the acquisition method of accounting. The allocation of the purchase price is based on management’s judgment after evaluating several factors. The results of operations of the five acquired theatres have been included in the Company’s consolidated financial statements for periods subsequent to the acquisition date.

The following is a summary of the allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Property and equipment	$0.9
Goodwill	8.3
Total purchase price	$9.2

4. DEBT OBLIGATIONS

Debt obligations at March 31, 2016 and December 31, 2015 consist of the following (in millions):

	March 31, 2016	December 31, 2015
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$956.4	$958.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.30% as of March 31, 2016, maturing in various installments through November 2028	94.9	89.4
Capital lease obligations, 8.5% to 10.7%, maturing in various installments through December 2030	10.6	11.1
Other	7.0	8.1
Total debt obligations	2,343.9	2,342.4
Less current portion	25.7	27.4
Less debt issuance costs, net of accumulated amortization of $17.3 and $16.2, respectively (1)	$29.6	30.7
Total debt obligations, less current portion and debt issuance costs	$2,288.6	$2,284.3

(1) See Note 10—"Recent Accounting Pronouncements" for discussion of debt issuance costs reclassification upon adoption of ASU 2015-03, Interest—Imputation of Interest.

Regal Cinemas Seventh Amended and Restated Credit Agreement— On April 2, 2015, Regal Cinemas entered into a seventh amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG as Administrative Agent (“Credit Suisse AG”) and the lenders party thereto which amends, restates and refinances the sixth amended and restated credit agreement (the “Prior Senior Credit Facility”). The Amended Senior Credit Facility consists of a term loan facility (the “New Term Facility”) in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and a revolving credit facility (the “New Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The New Term Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Facility, with the balance payable on the New Term Facility maturity date. Proceeds from the New Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the second quarter of fiscal 2015.

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

As of March 31, 2016 and December 31, 2015, borrowings of $956.4 million (net of debt discount) and $958.8 million (net of debt discount), respectively, were outstanding under the New Term Facility at an effective interest rate of 4.12% (as of March 31, 2016) and 4.17% (as of December 31, 2015), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account.

For further discussion of the Amended Senior Credit Facility, please refer to Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The 5 3/4% Senior Notes Due 2022 bear interest at a rate of 5.75% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2014. The 5 3/4% Senior Notes Due 2022 will mature on March 15, 2022.

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

For further discussion of the 5 3/4% Senior Notes Due 2022, please refer to Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein

Regal 5 3/4% Senior Notes Due 2025—On January 17, 2013, Regal issued $250.0 million in aggregate principal amount of its 5 3/4% senior notes due 2025 (the "5 3/4% Senior Notes Due 2025") in a registered public offering. The 5 3/4% Senior Notes Due 2025 bear interest at a rate of 5.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2013. The 5 3/4% Senior Notes Due 2025 will mature on February 1, 2025.

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

For further discussion of the 5 3/4% Senior Notes Due 2025, please refer to Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein.

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

For further discussion of the 5 3/4% Senior Notes Due 2023, please refer to Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein.

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. As a result of certain lease extensions effected during the quarter ended March 31, 2016, the Company increased the carrying amount of its lease financing obligations by approximately $8.1 million (an amount equal to the present value of the revised lease payments at the date of the lease extensions).

Other Long-Term Obligations—Other long-term obligations, including capital lease obligations, not explicitly discussed herein are described in Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of March 31, 2016, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $29.7 million and $15.3 million for the quarters ended March 31, 2016 and March 31, 2015, respectively, reflect effective tax rates of approximately 42.2% and 39.9%, respectively. The increase in the effective tax rate for the quarter ended March 31, 2016 is primarily attributable to an increase in uncertain state tax positions during the quarter ended March 31, 2016, and to a lesser extent, the settlement of state tax positions during the quarter ended March 31, 2016. The effective tax rates for the quarter ended March 31, 2016 and March 31, 2015 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 31, 2016 and December 31, 2015 of $34.9 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.
In November 2015, the Financial Accounting Standards Board (the "FASB") issued ASU 2015-17, Income Taxes (Topic740) - Balance Sheet Classification of Deferred Taxes, which requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance during the quarter ended March 31, 2016 and elected the prospective approach. Therefore, deferred taxes as of March 31, 2016 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the balance sheet. Balances as of December 31, 2015 have not been recast.

Total unrecognized tax benefits at March 31, 2016 and December 31, 2015 were $14.0 million and $13.1 million, respectively. The total net unrecognized tax benefits that would affect the effective tax rate if recognized at March 31, 2016 and December 31, 2015 were $7.4 million and $6.8 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2016 and December 31, 2015, the Company has accrued gross interest and penalties of approximately $2.6 million and $2.2 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal, state or U.S. Territory examinations for years before 2011. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  During fiscal 2015, the Internal Revenue Service (“IRS”) closed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed. In April 2016, the Company was notified that the IRS would examine its 2014 federal income tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of March 31, 2016, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of March 31, 2016, 133,085,492 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of March 31, 2016, all of which are beneficially owned by The Anschutz Corporation and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of March 31, 2016. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2015 Audited Consolidated Financial Statements, incorporated by reference herein.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of March 31, 2016.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (as amended, the "Incentive Plan"), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units," the Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.  Readers should refer to Note 9 to the 2015 Audited Consolidated Financial Statements for additional information related to these awards and the Incentive Plan.

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of March 31, 2016, 3,998,674 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of March 31, 2016, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted or exercised during the quarters ended March 31, 2016 and March 31, 2015 and no compensation expense related to stock options was recorded during such periods.

Restricted Stock

As described further in Note 9 to the 2015 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the quarter ended March 31, 2016, 261,119 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 13, 2016) was $17.74 per share. The Company assumed a forfeiture rate of 6% for such restricted stock awards.

During the quarter ended March 31, 2016, the Company withheld approximately 175,711 shares of restricted stock at an aggregate cost of approximately $3.1 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 512,591 restricted stock awards.  In addition, during the quarter ended March 31, 2016, 262,476 performance shares (originally granted on January 9, 2013) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 9, 2016, threshold performance goals for these awards were satisfied, and therefore, all 262,476 outstanding performance shares were converted to restricted shares as of such date. These awards are scheduled to fully vest on January 9, 2017, the one year anniversary of the calculation date.

During the quarters ended March 31, 2016 and March 31, 2015, the Company recognized approximately $0.8 million and $0.9 million, respectively of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses."  The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of March 31, 2016, we have unrecognized compensation expense of $7.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the quarter ended March 31, 2016:

Unvested at beginning of period	773,643
Granted during the period	261,119
Vested during the period	(512,591)
Forfeited during the period	(7,873)
Conversion of performance shares during the period	262,476
Unvested at end of period	776,774

During the quarter ended March 31, 2016, the Company paid one cash dividend of $0.22 on each share of outstanding restricted stock totaling approximately $0.2 million. During the quarter ended March 31, 2015, the Company paid one cash dividend of $0.22 on each share of outstanding restricted stock totaling approximately $0.2 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the quarter ended March 31, 2016, 280,374 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2016 proxy statement filed with the Commission on April 6, 2016, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2019 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 13, 2020 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 13, 2016) was $17.74 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 9% for such performance share awards.

During the quarters ended March 31, 2016 and March 31, 2015, the Company recognized approximately $1.0 million and $0.8 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of March 31, 2016, we have unrecognized compensation expense of $9.9 million associated with performance share units, which is expected to be recognized through

January 13, 2020. During the quarter ended March 31, 2016, 262,476 performance share awards (originally granted on January 9, 2013) were effectively converted to shares of restricted common stock.  As of the calculation date, which was January 9, 2016, threshold performance goals for these awards were satisfied, and therefore, all 262,476 outstanding performance shares were converted to restricted shares as of such date.

The following table summarizes information about the Company’s number of performance shares for the quarter ended March 31, 2016:

Unvested at beginning of period	696,849
Granted (based on target) during the period	280,374
Cancelled/forfeited during the period	(10,011)
Conversion to restricted shares during the period	(262,476)
Unvested at end of period	704,736

In connection with the conversion of the above 262,476 performance shares, during the quarter ended March 31, 2016, the Company paid cumulative cash dividends of $3.60 (representing the sum of all cash dividends paid from January 9, 2013 through January 9, 2016) on each performance share converted, totaling approximately $0.9 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

On July 23, 2015, Regal accepted service of a complaint filed by Cinema Village, Cinemart (“Cinemart”), which was filed in the U.S. District Court for the Southern District of New York. Cinemart filed an amended complaint on October 20, 2015. Cinemart alleges among other things, that as a result of a clearance, the Company adversely affected the plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Forest Hills, New York theatre. Cinemart is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct. On December 18, 2015 the Company filed a motion to dismiss all claims. The parties completed their briefing on the motion on February 1, 2016, and oral arguments have not yet been scheduled. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company against the claims.

On November 17, 2015, iPic-Gold Class Entertainment LLC (“iPic”) filed a petition in the District Court of Harris County, Texas.  iPic filed an amended petition on December 4, 2015, that claims, among other things, that the Company adversely affected the plaintiff’s ability to exhibit first-run motion pictures at its theatre in Houston, Texas.  The petition also names AMC Entertainment Holdings, Inc., AMC, and American Multi-Cinema, Inc. (together the “AMC Companies”) and alleges that the Company and the AMC Companies conspired together to coordinate their respective positions with distributors regarding the distribution of film to iPic’s theatre in Houston, and a proposed iPic theatre in Frisco, Texas. iPic is seeking under Texas antitrust law and common law, among other things, actual and treble damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct.  On January 21, 2016, after an evidentiary hearing, the district court entered a Temporary Injunction Order (“TIO”) which prohibits the Company from (i) requesting that movie studios grant it exclusive film licenses that would exclude iPic from licensing the same film at its Houston theatre; (ii) indicating to a studio that it will not play a film at any of its theatres if the studio licenses the film to iPic’s Houston theatre; and (iii) communicating with the AMC Companies or coordinating their respective communications with any studio, with regard to preventing iPic from receiving licenses to first run films to exhibit at iPic’s Houston theatre.  On February 4, 2016, Regal filed a notice of appeal regarding the TIO, which has been assigned to the Texas First Court of Appeals. A trial in the District Court has been scheduled for October 2016. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company.

On January 27, 2016, Silver Cinemas Acquisition Co., doing business as Landmark Theatres (“Landmark”), filed a complaint in the U.S. District Court for the District of Columbia.  Landmark alleges, among other things, that Regal has adversely affected Landmark’s ability to license mainstream commercial first run films at its Atlantic Plumbing Cinema in Washington D.C., and that Regal has violated federal and District of Columbia antitrust laws and tortious interference law.  Landmark is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Landmark filed an amended complaint on February 24, 2016. On April 18, 2016, the Company filed a motion to dismiss all claims. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company against the claims.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $3.6 million as of March 31, 2016. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

In prior years, private litigants and the DOJ had filed claims against the Company alleging that a number of theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, Regal reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. On or about February 5, 2014, the Company filed its final compliance report and fulfilled all of its obligations under the Consent Decree. From time to time, the Company receives claims that the stadium seating offered by theatres allegedly violates the ADA. In these instances, the Company seeks to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

The accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing remains a topic of interest to the DOJ, and they have published an Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has deployed new digital captioning and descriptive video systems that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

8. RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2016 and March 31, 2015, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During the quarters ended March 31, 2016 and March 31, 2015, the Company received approximately $0.2 million and $0.1 million, respectively, from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015
	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$34.5	$6.2	$19.6	$3.5
Denominator:
Weighted average common shares outstanding (in thousands)	132,308	23,709	131,968	23,709
Basic earnings per share	$0.26	$0.26	$0.15	$0.15
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$34.5	$6.2	$19.6	$3.5
Reallocation of earnings as a result of conversion of Class B to Class A shares	6.2	—	3.5	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—
Allocation of earnings	$40.7	$6.2	$23.1	$3.5
Denominator:
Number of shares used in basic computation (in thousands)	132,308	23,709	131,968	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—
Restricted stock and performance shares	756	—	905	—
Number of shares used in per share computations (in thousands)	156,773	23,709	156,582	23,709
Diluted earnings per share	$0.26	$0.26	$0.15	$0.15

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). ASU 2014-12 is intended to resolve the diverse accounting treatment of share-based awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company's adoption of ASU 2014-12 during the quarter ended March 31, 2016 had no impact on the Company's consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company's adoption of ASU 2015-02 during the quarter ended March 31, 2016 had no impact on the Company's consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Prior to the issuance of ASU 2015-03, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is to be applied retrospectively and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $29.6 million and $30.7 million as of March 31, 2016 and December 31, 2015, respectively. The balance sheet as of December 31, 2015 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from "Other Non-Current Assets" to a reduction of "Long-Term Debt, Less Current Portion."

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this ASU supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company's adoption of ASU 2015-05 during the quarter ended March 31, 2016 had no impact on the Company's consolidated financial statements and related disclosures.

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
In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 adds clarification to the guidance presented in ASU 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-15 along with the original guidance in ASU 2015-03 discussed above. The guidance in ASU 2015-15 did not have an impact on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 was issued to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for such adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement, or disclose in the notes, amounts recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company's adoption of ASU 2015-16 during the quarter ended March 31, 2016 had no impact on the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic740) - Balance Sheet Classification of Deferred Taxes, which requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance during the quarter ended March 31, 2016 and elected the prospective approach. Therefore, deferred taxes as of March 31, 2016 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the balance sheet. Balances as of December 31, 2015 have not been recast.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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

Below is a summary of Regal Cinemas' current interest rate swap agreements as of March 31, 2016:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at March 31, 2016	Balance Sheet Location
$150.0 million	April 2, 2015	1.220%	1-month LIBOR*	December 31, 2016	Yes	$(0.5) million	See Note 12
$200.0 million	June 30, 2015	2.165%	1-month LIBOR*	June 30, 2018	Yes	$(5.3) million	See Note 12
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

No amendments or modifications were made to two existing interest swap agreements (originally designated to hedge $300.0 million of variable rate debt obligations). Since such interest rate swaps no longer met the highly effective qualification for cash flow hedge accounting, the two hedge relationships were de-designated effective April 2, 2015. Accordingly, since the interest rate swaps no longer qualified for cash flow hedge accounting treatment, the change in their fair values since de-designation was recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the interest rate swaps’ gains or losses reported as a component of interest expense during the period of change. On June 30, 2015, one of these interest rate swap agreements designated to hedge $200.0 million of variable rate debt obligations expired. The remaining interest rate swap agreement designated to hedge $100.0 million of variable rate debt obligations expired on December 31, 2015.

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	After-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$(1.3)	$(1.7)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps(1)	$1.7	$1.3
________________________________

(1)
We estimate that $1.8 million of deferred pre-tax losses attributable to these interest rate swaps will be reclassified into earnings as interest expense during the next 12 months as the underlying hedged transactions occur.

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the quarters ended March 31, 2016 and March 31, 2015 were as follows (in millions):

	Interest Rate Swaps
	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Accumulated other comprehensive loss, net, beginning of period	$(2.7)	$(2.9)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $0.9 and $1.1, respectively	(1.3)	(1.7)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $0.7 and $0.5, respectively	1.0	0.8
Accumulated other comprehensive loss, net, end of period	$(3.0)	$(3.8)

The following table sets forth the effect of our interest rate swap arrangements on our unaudited condensed statements of operations for the quarters ended March 31, 2016 and March 31, 2015 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$0.8	$—

Derivatives not designated as cash flow hedges:
Interest rate swaps (2)	$—	$—
 ________________________________

(1)	Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

(2)
Amounts represent the change in fair value of the former hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements from the de-designation date of April 2, 2015. On June 30, 2015, one of these interest rate swap agreements designated to hedge $200.0 million of variable rate debt obligations expired. The remaining interest rate swap agreement (designated to hedge $100.0 million of variable rate debt obligations) expired on December 31, 2015.

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

The following tables summarize the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

			Fair Value Measurements at March 31, 2016
	Balance Sheet Location	Total Carrying Value at March 31, 2016	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$3.2	$—	$3.2	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$2.6	$—	$2.6	$—
Total liabilities at fair value		$5.8	$—	$5.8	$—

		Total Carrying Value at December 31, 2015	Fair Value Measurements at December 31, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale (1)	Other Non-Current Assets	$3.4	$3.4	$—	$—
Total assets at fair value		$3.4	$3.4	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$3.1	$—	$3.1	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$1.9	$—	$1.9	$—
Total liabilities at fair value		$5.0	$—	$5.0	$—
 ________________________________

(1)
As of December 31, 2015, the Company held 322,780 common shares (accounted for as available for sale securities) of RealD, Inc., as described further in Note 2—"Investments." The fair value of the RealD, Inc. shares was determined using RealD, Inc.’s publicly traded common stock price (Level 1 of the valuation hierarchy) of $10.55 per share as of December 31, 2015. On February 24, 2016, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. On March 24, 2016, the Company received approximately $3.6 million in cash consideration for it's remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the quarter ended March 31, 2016.

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

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the quarters ended March 31, 2016 and March 31, 2015.

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

Long-Lived Assets, Intangible Assets and Other Investments

As further described in Note 2 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein, the Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments in non-consolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $2.2 million and $0 million, respectively, for the quarters ended March 31, 2016 and March 31, 2015.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters ended March 31, 2016 and March 31, 2015.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the New Term Facility and the New Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of March 31, 2016 and December 31, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023, were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Carrying value	$2,231.4	$2,233.8
Fair value	$2,272.6	$2,226.6

13. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the quarters ended March 31, 2016 and March 31, 2015, the change in accumulated other comprehensive loss, net of tax by component (in millions):

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(1.3)	—	—	(1.3)
Amounts reclassified to net income from interest rate swaps	1.0	—	—	1.0
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.5)
Change in fair value of equity method investee interest rate swaps	—	—	(0.6)	(0.6)
Total other comprehensive income (loss), net of tax	(0.3)	(0.5)	(0.6)	(1.4)
Balance as of March 31, 2016	$(3.0)	$—	$(0.5)	$(3.5)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(1.7)	—	—	(1.7)
Amounts reclassified to net income from interest rate swaps	0.8	—	—	0.8
Change in fair value of available for sale securities	—	0.2	—	0.2
Change in fair value of equity method investee interest rate swaps	—	—	(0.6)	(0.6)
Total other comprehensive income (loss), net of tax	(0.9)	0.2	(0.6)	(1.3)
Balance as of March 31, 2015	$(3.8)	$0.9	$0.1	$(2.8)

14. SUBSEQUENT EVENTS

Investment in Open Road Films

On April 1, 2016, the Company effected an equity contribution of $3.0 million in cash to Open Road Films. As a result, through April 1, 2016, the Company has funded $23.0 million of its initial $30.0 million commitment.

Declaration of Quarterly Dividend

On April 28, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 16, 2016, to stockholders of record on June 6, 2016.

IRS Examination

In April 2016, the Company was notified that the IRS would examine its 2014 federal income tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 29, 2016 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 31, 2015. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate one the largest and most geographically diverse theatre circuits in the United States, consisting of 7,329 screens in 567 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of March 31, 2016. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein.  As of March 31, 2016, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 31, 2015, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference.

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by distributing value to our stockholders, capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the quarter ended March 31, 2016 ("Q1 2016 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Q1 2016 Period totaled approximately $35.4 million.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦
First, we continued to improve customer amenities, primarily through the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of March 31, 2016, we offered luxury reclining seating in 872 auditoriums at 79 theatre locations. We expect to install luxury reclining seating in approximately 40-45 locations during 2016 and expect to outfit approximately 30% of the total screens in our circuit by the end of 2017. The costs of these conversions in some cases are partially covered by contributions from our theatre landlords.

◦
Second, to address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results and we expect to continue to invest in such offerings in our theatres. As of March 31, 2016, we offered an expanded menu of food in 191 locations and alcoholic beverages in 116 locations and during 2016, we expect to introduce an expanded menu of food in approximately 65 locations and alcoholic beverages in approximately 75 locations.

◦
Third, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. During the Q1 2016 Period, we completed the national rollout of the new Regal Crown Club®. Members of the new program can earn unlimited credits and have the ability to redeem credits when they desire in an online reward center where members can select the rewards of their choice.  We believe these changes allow us to offer more relevant offers to our members and increase customer engagement in the program. As of March 31, 2016, we had approximately 12.7 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry.

•
We continued to actively manage our asset base during the Q1 2016 Period by reopening 5 screens at an existing theatre and closing five underperforming theatres with 37 screens, ending the Q1 2016 Period with 567 theatres and 7,329 screens.

We believe the continued rollout of premium amenities such as luxury reclining seating, a wider array of food and alcoholic beverage offerings and our IMAX® and RPXSM screens allow us to deliver a premium movie-going experience for a majority of our customers. We believe this strategy will enable us to better compete for patrons and build brand loyalty, which will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

On April 1, 2016, the Company effected an equity contribution of $3.0 million in cash to Open Road Films. As a result, through April 1, 2016, the Company has funded $23.0 million of its initial $30.0 million commitment.

On April 28, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 16, 2016, to stockholders of record on June 6, 2016.

In April 2016, the Company was notified that the IRS would examine its 2014 federal income tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s first quarter of 2016 were estimated to have increased by approximately 13 to 14 percent in comparison to the first fiscal quarter of 2015. The industry’s box office results for the first quarter of 2016 were positively impacted by strong attendance generated by the commercial appeal of the top tier films exhibited during the the quarter, including the carryover performance of Star Wars: The Force Awakens.

Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective with the Company's fiscal year ending December 31, 2015, the Company’s quarterly results are for three month periods ending March 31, June 30, September 30 and December 31 of each year.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the Q1 2016 Period and the quarter ended March 31, 2015 ("Q1 2015 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q1 2016 Period		Q1 2015 Period
	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$515.7	65.5%	$454.1	65.7%
Concessions	230.1	29.2	198.2	28.7
Other operating revenues	41.3	5.3	39.0	5.6
Total revenues	787.1	100.0	691.3	100.0
Operating expenses:
Film rental and advertising costs(1)	277.5	53.8	234.3	51.6
Cost of concessions(2)	28.8	12.5	26.0	13.1
Rent expense(3)	107.5	13.7	103.7	15.0
Other operating expenses(3)	211.5	26.9	202.2	29.2
General and administrative expenses (including share-based compensation expense of $1.8 and $1.7 for the Q1 2016 Period and the Q1 2015 Period, respectively)(3)	21.2	2.7	18.6	2.7
Depreciation and amortization(3)	55.7	7.1	54.2	7.8
Net loss on disposal and impairment of operating assets(3)	4.3	0.5	1.9	0.3
Total operating expenses(3)	706.5	89.8	640.9	92.7
Income from operations(3)	80.6	10.2	50.4	7.3
Interest expense, net(3)	32.5	4.1	30.0	4.3
Earnings recognized from NCM(3)	(12.3)	1.6	(8.8)	1.3
Equity in income of non-consolidated entities and other, net(3)	(10.0)	1.3	(9.1)	1.3
Provision for income taxes(3)	29.7	3.8	15.3	2.2
Net income attributable to controlling interest(3)	$40.7	5.2	$23.1	3.3
Attendance (in thousands)	53,297	*	50,605	*
Average ticket price(4)	$9.68	*	$8.97	*
Average concessions per patron(5)	$4.32	*	$3.92	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

Total admissions revenues increased $61.6 million, or 13.6%, during the Q1 2016 Period to $515.7 million, from $454.1 million in the Q1 2015 Period.  A 7.9% increase in average ticket prices (approximately $37.8 million of total admissions revenues), coupled with a 5.3% increase in attendance (approximately $23.8 million of total admissions revenues) led to the increase in the Q1 2016 Period admissions revenues. The 7.9% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Q1 2016 Period. The increase in attendance during the Q1 2016 Period was primarily attributable to the commercial appeal of the top tier films exhibited during the the quarter. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly ahead of the industry’s per screen results for the Q1 2016 Period as compared to the Q1 2015 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Concessions

Total concessions revenues increased $31.9 million, or 16.1%, to $230.1 million in the Q1 2016 Period, from $198.2 million in the Q1 2015 Period. Average concessions revenues per patron during the Q1 2016 Period increased 10.2%, to $4.32, from $3.92 in the Q1 2015 Period. The 10.2% increase in average concessions revenues per patron (approximately $21.3 million of total concessions revenues), coupled with the aforementioned 5.3% increase in attendance (approximately $10.6 million of total concessions revenues) led to the increase in the Q1 2016 Period concessions revenues. The increase in average concessions revenues per patron for the Q1 2016 Period was primarily attributable to an increase in candy and beverage sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

Other operating revenues increased $2.3 million, or 5.9%, to $41.3 million during the Q1 2016 Period, from $39.0 million in the Q1 2015 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, other theatre revenues (consisting primarily of theatre rentals, internet ticketing surcharges and arcade games) and revenues related to our gift card and discount ticket programs. The increase in other operating revenues during the Q1 2016 Period was due to the increase in Q1 2016 Period attendance, which resulted in an increase in internet ticketing surcharges (approximately $1.4 million), incremental National CineMedia revenues (approximately $0.4 million), and an increase in revenues from our vendor marketing programs (approximately $0.3 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q1 2016 Period increased to 53.8% from 51.6% in the Q1 2015 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2016 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2016 Period.

Cost of Concessions

Cost of concessions increased $2.8 million, or 10.8%, to $28.8 million during the Q1 2016 Period, from $26.0 million in the Q1 2015 Period. Cost of concessions as a percentage of concessions revenues for the Q1 2016 Period was approximately 12.5% compared to 13.1% during the Q1 2015 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2016 Period was primarily related to the aforementioned price increases during such periods and the amount of vendor marketing revenues recorded as a reduction of cost of concessions, partially offset by slightly higher raw material and packaged good costs for certain items and the mix of concession products sold.

Rent Expense

During the Q1 2016 Period, rent expense totaled $107.5 million, an increase of $3.8 million, or 3.7%, from $103.7 million in the Q1 2015 Period. Rent expense during the the Q1 2016 Period was primarily impacted by higher contingent rent associated with the increase in total revenues and incremental rent associated with the acquisition of five theatres and 61 screens subsequent to the end of the Q1 2015 Period.

Other Operating Expenses

During the Q1 2016 Period, other operating expenses increased $9.3 million, or 4.6%, to $211.5 million, from $202.2 million in the Q1 2015 Period. The increase in other operating expenses was primarily attributable to the increase in Q1 2016 Period attendance, which led to increases in theatre level payroll expenses (approximately $7.0 million) and increases in costs associated with incremental premium format film revenues (approximately $2.1 million) during the Q1 2016 Period.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 14.0%, to $21.2 million during the Q1 2016 Period, from $18.6 million in the Q1 2015 Period. During the Q1 2016 Period, the increase in general and administrative expenses was primarily attributable to higher legal and professional fees.

Depreciation and Amortization

During the Q1 2016 Period, depreciation and amortization expense increased $1.5 million, or 2.8%, to $55.7 million, from $54.2 million in the Q1 2015 Period. The increase in depreciation and amortization expense was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats and to a lesser extent, the opening of two new theatres with 14 screens and the acquisition of five theatres and 61 screens (partially offset by the closure of 10 theatres with 80 screens) subsequent to the end of the Q1 2015 Period.

Income from Operations

Income from operations increased $30.2 million, or 59.9%, to $80.6 million in the Q1 2016 Period, from $50.4 million in the Q1 2015 Period. The increase in income from operations during the Q1 2016 Period was primarily attributable to an increase in total revenues, partially offset by increases in certain variable operating expense line items described above.

Interest Expense, net

During the Q1 2016 Period, net interest expense increased $2.5 million, or 8.3%, to $32.5 million, from $30.0 million in the Q1 2015 Period. The increase in net interest expense during the Q1 2016 Period was primarily due to incremental interest associated with a higher effective interest rate under the New Term Facility.

Earnings Recognized from NCM

Earnings recognized from NCM increased $3.5 million, or 39.8%, to $12.3 million in the Q1 2016 Period, from $8.8 million in the Q1 2015 Period. The increase in earnings recognized from National CineMedia was primarily attributable to lower net loss of National CineMedia during the Q1 2016 Period relative to that of the Q1 2015 Period and slightly higher cash distributions from National CineMedia during the Q1 2016 Period, as described further in Note 2—"Investments."

Income Taxes

The provision for income taxes of $29.7 million and $15.3 million for the Q1 2016 Period and the Q1 2015 Period, respectively, reflect effective tax rates of approximately 42.2% and 39.9%, respectively. The increase in the effective tax rate for the Q1 2016 Period is primarily attributable to an increase in uncertain state tax positions during the Q1 2016 Period, and to a lesser extent, the settlement of state tax positions. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest for the Q1 2016 Period was $40.7 million, which represents an increase of $17.6 million, from net income attributable to controlling interest of $23.1 million during the Q1 2015 Period. The increase in net income attributable to controlling interest for the Q1 2016 Period was primarily attributable to an increase in operating income as described above.

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

Net cash flows provided by operating activities totaled approximately $180.8 million and $101.9 million for the Q1 2016 Period and the Q1 2015 Period, respectively. The $78.9 million increase in net cash flows generated by operating activities for the Q1 2016 Period as compared to the Q1 2015 Period was caused by a $29.3 million increase in net income excluding non-cash items and a change in working capital activity of approximately $49.6 million. The increase in net income excluding non-cash items was primarily due to a $17.7 million increase in net income and an $11.3 million increase in landlord contributions. Working capital activity during the Q1 2016 Period as compared to the Q1 2015 Period was primarily impacted by changes in trade and other receivables activity, prepaid expenses and other assets activity, income taxes payable activity and accrued expense activity, partially offset by changes in accounts payable activity. The change in trade and other receivables activity during the Q1 2016 Period as compared to the Q1 2015 Period was primarily attributable to an increase in collections stemming from a higher concentration of advanced ticketing and credit card receivables at the end of fiscal 2015 as compared to fiscal 2014. The change in prepaid expenses and other assets activity was attributable to the timing of rent and insurance payments during such periods. The change in income taxes payable activity was primarily attributable to the timing of our estimated Federal and state income tax payments during such periods. The change in accrued expense activity was primarily due to the timing of vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Q1 2016 Period. The change in accounts payable activity was primarily attributable to an increase in film payments resulting from a higher concentration of film payables at the end of fiscal 2015 as compared to fiscal 2014.
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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales and landlord contributions) for theatre development, expansion, upgrading and replacements to be in the range of approximately $130.0 million to $145.0 million in 2016, exclusive of acquisitions.

During the Q1 2016 Period, we received approximately 0.7 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to approximately 27.1 million common units. On a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of March 31, 2016.

    During the Q1 2016 Period, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. During the Q1 2016 Period, the Company received approximately $3.6 million in cash consideration for it's remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the Q1 2016 Period.

Net cash flows used in investing activities totaled approximately $26.9 million and $29.9 million for the Q1 2016 Period and the Q1 2015 Period, respectively. The $3.0 million decrease in cash flows used in investing activities during the Q1 2016 Period as compared to the Q1 2015 Period was primarily attributable the impact of $3.6 million in proceeds received related to the sale of RealD, Inc. common stock during the Q1 2016 Period, partially offset by slightly higher capital investments in certain non-consolidated entities.

Financing Activities

As of March 31, 2016, we had approximately $956.4 million aggregate principal amount outstanding (net of debt discount) under the New Term Facility, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of March 31, 2016, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the New Revolving Facility. As of March 31, 2016, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On April 28, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on June 16, 2016, to stockholders of record on June 6, 2016. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $45.5 million and $46.7 million for the Q1 2016 Period and the Q1 2015 Period, respectively. The $1.2 million decrease in cash flows used in financing activities during the Q1 2016 Period as compared to the Q1 2015 Period was primarily attributable to lower amounts paid to satisfy employee tax withholding requirements related to the vesting of restricted stock awards and to a lesser extent, a decrease in dividends paid to stockholders during the Q1 2016 Period.

EBITDA

Earnings before interest, taxes and depreciation and amortization ("EBITDA") was approximately $158.6 million and $122.6 million for the Q1 2016 Period and the Q1 2015 Period, respectively. The increase in EBITDA for the Q1 2016 Period was primarily attributable an increase in operating income as described above.

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

	Q1 2016 Period	Q1 2015 Period
EBITDA	$158.6	$122.6
Interest expense, net	(32.5)	(30.0)
Provision for income taxes	(29.7)	(15.3)
Deferred income taxes	(4.2)	(3.2)
Changes in operating assets and liabilities	61.1	11.5
Landlord contributions	22.2	10.9
Other items, net	5.3	5.4
Net cash provided by operating activities	$180.8	$101.9

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2015, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein. For a discussion of material changes outside the ordinary course of our business in our contractual cash obligations and commitments during the quarter ended March 31, 2016, please refer to “Liquidity and Capital Resources” above. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Under the terms of the Company’s two effective interest rate swap agreements (which hedge an aggregate of $350.0 million of variable rate debt obligations as of March 31, 2016) described in Note 11 —"Derivative Instruments," Regal Cinemas pays interest at fixed rates ranging from 1.220% to 2.165% and receives interest at a variable rate.

As of March 31, 2016 and December 31, 2015, borrowings of $956.4 million (net of debt discount) and $958.8 million (net of debt discount), respectively, were outstanding under the New Term Facility at an effective interest rate of 4.12% (as of March 31, 2016) and 4.17% (as of December 31, 2015), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Facility as of March 31, 2016, would increase or decrease interest expense by approximately $1.0 million for the quarter ended March 31, 2016.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7—"Commitments and Contingencies" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on February 29, 2016 with the Commission (File No. 001-31315) for the fiscal year ended December 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 31, 2016

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	175,711	$17.79	—	—
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	—	—	—	—
Total	175,711	$17.79	—	—
During the quarter ended March 31, 2016, the Company withheld approximately 175,711 shares of restricted stock at an aggregate cost of approximately $3.1 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 31, 2016, filed on May 10, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: May 10, 2016	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors

Date: May 10, 2016	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended March 31, 2016, filed on May 10, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text