Form 10-Q
period 2016-09-30
REGAL ENTERTAINMENT GROUP
filed 2016-11-09
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

Class A Common Stock—133,083,015 shares outstanding at November 3, 2016

Class B Common Stock—23,708,639 shares outstanding at November 3, 2016

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186.9	$219.6
Trade and other receivables, net	45.0	149.6
Income tax receivable	—	3.5
Inventories	20.5	22.4
Prepaid expenses and other current assets	29.4	20.9
Assets held for sale	1.0	1.0
Deferred income tax asset	—	21.2
TOTAL CURRENT ASSETS	282.8	438.2
PROPERTY AND EQUIPMENT:
Land	131.2	132.7
Buildings and leasehold improvements	2,278.5	2,196.4
Equipment	1,097.6	1,058.3
Construction in progress	15.5	18.2
Total property and equipment	3,522.8	3,405.6
Accumulated depreciation and amortization	(2,140.3)	(2,001.4)
TOTAL PROPERTY AND EQUIPMENT, NET	1,382.5	1,404.2
GOODWILL	328.7	328.7
INTANGIBLE ASSETS, NET	47.0	50.2
DEFERRED INCOME TAX ASSET	62.3	37.2
OTHER NON-CURRENT ASSETS	374.3	343.1
TOTAL ASSETS	$2,477.6	$2,601.6
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$25.1	$27.4
Accounts payable	101.5	229.7
Accrued expenses	76.2	70.8
Deferred revenue	156.9	203.4
Interest payable	8.9	20.0
Income taxes payable	3.2	—
TOTAL CURRENT LIABILITIES	371.8	551.3
LONG-TERM DEBT, LESS CURRENT PORTION	2,196.7	2,197.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	88.0	77.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	7.5	8.9
NON-CURRENT DEFERRED REVENUE	415.4	415.2
OTHER NON-CURRENT LIABILITIES	259.7	228.4
TOTAL LIABILITIES	3,339.1	3,479.2
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 133,083,015 and 132,745,481 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(936.5)	(940.0)
Retained earnings	77.4	64.2
Accumulated other comprehensive loss, net	(2.7)	(2.1)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(861.7)	(877.8)
Noncontrolling interest	0.2	0.2
TOTAL DEFICIT	(861.5)	(877.6)
TOTAL LIABILITIES AND DEFICIT	$2,477.6	$2,601.6
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
REVENUES:
Admissions	$525.3	$469.9	$1,546.8	$1,492.6
Concessions	239.9	214.7	705.5	660.6
Other operating revenues	46.3	40.4	132.2	125.9
TOTAL REVENUES	811.5	725.0	2,384.5	2,279.1
OPERATING EXPENSES:
Film rental and advertising costs	275.6	246.7	832.0	795.7
Cost of concessions	31.3	24.8	90.1	85.2
Rent expense	107.3	104.8	321.1	315.1
Other operating expenses	226.3	216.0	652.6	632.9
General and administrative expenses (including share-based compensation of $2.5 and $2.2 for the quarters ended September 30, 2016 and 2015, respectively, and $6.6 and $6.1 for the three quarters ended September 30, 2016 and 2015, respectively)	20.5	17.6	62.6	55.5
Depreciation and amortization	58.5	52.8	171.1	161.0
Net loss on disposal and impairment of operating assets and other	4.8	10.4	10.6	16.3
TOTAL OPERATING EXPENSES	724.3	673.1	2,140.1	2,061.7
INCOME FROM OPERATIONS	87.2	51.9	244.4	217.4
OTHER EXPENSE (INCOME):
Interest expense, net	31.9	33.3	96.7	96.5
Loss on extinguishment of debt	—	—	1.5	5.7
Earnings recognized from NCM	(3.6)	(8.4)	(18.8)	(20.6)
Equity in income of non-consolidated entities and other, net	(12.6)	(9.3)	(33.0)	(26.3)
TOTAL OTHER EXPENSE, NET	15.7	15.6	46.4	55.3
INCOME BEFORE INCOME TAXES	71.5	36.3	198.0	162.1
PROVISION FOR INCOME TAXES	29.2	14.4	81.4	63.9
NET INCOME	42.3	21.9	116.6	98.2
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	(0.1)	0.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$42.3	$21.9	$116.5	$98.4
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.27	$0.14	$0.75	$0.63
Diluted	$0.27	$0.14	$0.74	$0.63
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	156,023	155,678	155,995	155,678
Diluted	156,864	156,460	156,759	156,493
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.66	$0.66

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
NET INCOME	$42.3	$21.9	$116.6	$98.2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(0.4)	(1.5)	(2.5)	(3.9)
Amounts reclassified to net income from interest rate swaps	0.9	1.4	2.9	3.1
Change in fair value of available for sale securities	—	(0.5)	—	(0.4)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	(0.5)	—
Change in fair value of equity method investee interest rate swaps	0.2	(0.5)	(0.5)	(1.0)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.7	(1.1)	(0.6)	(2.2)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	43.0	20.8	116.0	96.0
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	—	—	(0.1)	0.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST, NET OF TAX	$43.0	$20.8	$115.9	$96.2

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116.6	$98.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171.1	161.0
Amortization of debt discount	0.2	0.2
Amortization of debt acquisition costs	3.5	3.5
Share-based compensation expense	6.6	6.1
Deferred income tax benefit	(2.9)	(22.5)
Net loss on disposal and impairment of operating assets and other	10.6	16.3
Equity in income of non-consolidated entities	(35.7)	(28.9)
Loss on extinguishment of debt	1.5	5.7
Gain on sale of available for sale securities	(1.0)	—
Non-cash loss on interest rate swaps	—	0.6
Non-cash rent income	(4.7)	(4.4)
Cash distributions on investments in other non-consolidated entities	0.1	2.0
Excess cash distribution on NCM shares	9.9	11.1
Landlord contributions	56.5	27.5
Proceeds from litigation settlement	0.6	—
Changes in operating assets and liabilities:
Trade and other receivables	111.8	85.3
Inventories	1.9	(1.8)
Prepaid expenses and other assets	(8.5)	(2.1)
Accounts payable	(122.1)	(58.4)
Income taxes payable	3.3	(0.1)
Deferred revenue	(56.2)	(52.2)
Accrued expenses and other liabilities	(15.2)	(30.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	247.9	216.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(155.1)	(126.2)
Proceeds from disposition of assets	1.3	8.7
Investment in non-consolidated entities	(8.7)	(0.4)
Cash used for acquisition	—	(9.2)
Proceeds from sale of available for sale securities	3.6	—
NET CASH USED IN INVESTING ACTIVITIES	(158.9)	(127.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(104.4)	(104.7)
Payments on long-term obligations	(17.0)	(16.3)
Landlord contributions received from lease financing arrangements	4.3	3.9
Cash paid for tax withholdings and other	(3.3)	(4.3)
Proceeds from Amended Senior Credit Facility, net of discount	958.5	963.3
Payoff of Prior Senior Credit Facility	(958.5)	(963.2)
Payment of debt acquisition costs	(1.3)	(13.2)
Purchase of noncontrolling interest	—	(2.6)
NET CASH USED IN FINANCING ACTIVITIES	(121.7)	(137.1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32.7)	(47.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	219.6	147.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186.9	$99.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$76.8	$89.8
Cash paid for interest, net of amounts capitalized	$104.7	$104.3
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.9	$9.0
Increase in property and equipment and other from lease financing arrangements	$14.9	$3.2

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

Regal operates the largest and most geographically diverse theatre circuit in the United States, consisting of 7,310 screens in 565 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 30, 2016. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective with the Company's fiscal year ending December 31, 2015, the Company’s quarterly results are for three month periods ending March 31, June 30, September 30 and December 31 of each year.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 30, 2016, the unaudited condensed consolidated statements of income and comprehensive income for the quarters and three quarters ended September 30, 2016 and September 30, 2015, and the unaudited condensed consolidated statements of cash flows for the three quarters ended September 30, 2016 and September 30, 2015 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 31, 2015 unaudited condensed consolidated balance sheet information is derived from the 2015 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2015 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 30, 2016 are not necessarily indicative of the operating results that may be achieved for the full 2016 year.

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

We account for our investment in National CineMedia following the equity method of accounting, and such investment is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets. From time to time, the Company receives additional newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in Accounting Standards Codification ("ASC") 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2015 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the three quarters ended September 30, 2016 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 31, 2015	$157.4	$(426.7)	$—	$—	$—
Receipt of additional common units(1)	9.9	(9.9)	—	—	—
Receipt of excess cash distributions(2)	(5.8)	—	14.5	(8.7)	—
Receipt under tax receivable agreement(2)	(4.1)	—	10.5	(6.4)	—
Revenues earned under ESA(3)	—	—	12.5	—	(12.5)
Amortization of deferred revenue(4)	—	8.7	—	—	(8.7)
Equity income attributable to additional common units(5)	3.7	—	—	(3.7)	—
Balance as of and for the period ended September 30, 2016	$161.1	$(427.9)	$37.5	$(18.8)	$(21.2)
 ________________________________

(1)
On March 17, 2016, we received from National CineMedia approximately 0.7 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 17, 2016, the Company recorded an increase to its investment in National CineMedia of $9.9 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA") following the units of revenue method as described in (4) below. This transaction caused a proportionate increase in the Company's Additional Investments Tranche and increased our ownership share in National CineMedia to approximately 27.1 million common units. As a result, on a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of September 30, 2016.

(2)
During the three quarters ended September 30, 2016, the Company received $25.0 million in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $10.5 million received under the tax receivable agreement described in Note 4 to the 2015 Audited Consolidated Financial Statements of the Company). Approximately $9.9 million of these cash distributions received during the three quarters ended September 30, 2016 were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during the period and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $12.5 million for the three quarters ended September 30, 2016 pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $9.2 million for the three quarters ended September 30, 2016 for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

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

As of September 30, 2016, approximately $1.9 million and $0.6 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2015, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended September 30, 2016. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters and two quarters ended June 30, 2016 and July 2, 2015 is as follows (in millions):

	Quarter Ended June 30, 2016	Quarter Ended July 2, 2015	Two Quarters Ended June 30, 2016	Two Quarters Ended July 2, 2015
Revenues	$115.4	$121.5	$191.6	$198.4
Income from operations	46.5	55.4	52.3	31.2
Net income	33.2	42.4	25.7	3.7

 Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC and Cinemark. Regal holds a 46.7% economic interest in DCIP as of September 30, 2016 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the three quarters ended September 30, 2016 is as follows (in millions):

Balance as of December 31, 2015	$160.7
Equity contributions	—
Equity in earnings of DCIP(1)	31.2
Receipt of cash distributions	—
Change in fair value of equity method investee interest rate swap transactions	(0.3)
Balance as of September 30, 2016	$191.6
 ________________________________

(1)
Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

DCIP funds the cost of digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. As of September 30, 2016, under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental, and accordingly, records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements, as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During each of the three quarters ended September 30, 2016 and September 30, 2015, the Company incurred total rent expense of approximately $4.0 million associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and three quarters ended September 30, 2016 and September 30, 2015 is as follows (in millions):

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
Net revenues	$48.3	$43.1	$133.7	$123.7
Income from operations	31.2	26.2	82.4	72.9
Net income	26.9	20.2	67.7	54.2

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC.  The Company has committed to a cash investment of $30.0 million in Open Road Films. We account for our investment in Open Road Films using the equity method of accounting. As of March 27, 2014, $30.0 million of cumulative losses were recorded in Open Road Films. Consistent with the accounting model provided by ASC 323-10-35-22, since March 27, 2014, the Company has not provided for any additional losses of Open Road Films, since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of losses incurred through September 30, 2016 continued to be in excess of the Company's initial $30.0 million commitment by approximately $39.5 million. During the three quarters ended September 30, 2016, the Company effected equity contributions of $8.3 million in cash to Open Road Films, and as of September 30, 2016, the Company has funded a total of $28.3 million of its initial $30.0 million commitment. As a result of the equity contributions, the carrying value of the Company's investment in Open Road Films totaled approximately $(1.7) million as of September 30, 2016.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the three quarters ended September 30, 2016 is as follows (in millions):

Balance as of December 31, 2015	$(10.0)
Equity contributions	8.3
Balance as of September 30, 2016	$(1.7)

 Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and three quarters ended September 30, 2016 and September 30, 2015 is as follows (in millions):

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
Revenues	$26.2	$22.6	$105.1	$91.1
Income (loss) from operations	(13.0)	2.6	(36.0)	(3.0)
Net income (loss)	(14.1)	1.8	(39.4)	(5.0)

As of September 30, 2016, approximately $3.8 million and $1.7 million due from/to Open Road Films were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2015, approximately $2.4 million and $2.0 million due from/to Open Road Films were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Investment in RealD, Inc.

As of December 31, 2015, the Company held 322,780 common shares in RealD, Inc., an entity specializing in the licensing of 3D technologies. On February 24, 2016, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. On March 24, 2016, the Company received approximately $3.6 million in cash consideration for its remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the quarter ended March 31, 2016. See Note 12—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods with respect to the Company's investment in RealD, Inc. as of December 31, 2015.

Investment in AC JV, LLC
We maintain an investment in AC JV, LLC (“AC JV”), a Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. AC JV acquired the Fathom Events business from National CineMedia on December 26, 2013. AC JV owns and manages the Fathom Events business, which markets and distributes live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. The remaining outstanding balance of the note payable from the Company to National CineMedia as of September 30, 2016 was $5.6 million. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The Company’s investment in AC JV is included as a component of "Other Non-Current Assets." The change in the carrying amount of our investment in AC JV for the three quarters ended September 30, 2016 is as follows (in millions):

Balance as of December 31, 2015	$7.5
Equity in earnings attributable to AC JV, LLC(1)	0.3
Balance as of September 30, 2016	$7.8
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV, LLC. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

Investment in Digital Cinema Distribution Coalition
The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of September 30, 2016. The Company’s investment in DCDC is included within "Other Non-Current Assets." The carrying value of the Company's investment in DCDC was approximately $3.3 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following is a summary of the allocation of the aggregate net cash purchase price to the estimated fair values of the identifiable assets acquired that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition (in millions):

Property and equipment	$0.9
Goodwill	8.3
Total purchase price	$9.2

4. DEBT OBLIGATIONS

Debt obligations at September 30, 2016 and December 31, 2015 consist of the following (in millions):

	September 30, 2016	December 31, 2015
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$954.4	$958.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.24% as of September 30, 2016, maturing in various installments through November 2028	100.0	89.4
Capital lease obligations, 7.8% to 10.7%, maturing in various installments through December 2030	9.7	11.1
Other	5.5	8.1
Total debt obligations	2,344.6	2,342.4
Less current portion	25.1	27.4
Less debt issuance costs, net of accumulated amortization of $18.6 and $16.2, respectively (1)	27.3	30.7
Total debt obligations, less current portion and debt issuance costs	$2,292.2	$2,284.3

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

No amounts have been drawn on the Revolving Facility. As of September 30, 2016, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. The Amended Senior Credit Facility also permits Regal Cinemas to borrow additional term loans thereunder in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio of Regal Cinemas to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010 among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

As of September 30, 2016 and December 31, 2015, borrowings of $954.4 million (net of debt discount) and $958.8 million (net of debt discount), respectively, were outstanding under the New Term Loans and the Prior Term Facility at an effective interest rate of 3.87% (as of September 30, 2016) and 4.17% (as of December 31, 2015), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account.

For further discussion of the Amended Senior Credit Facility, please refer to Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein

Regal 5 3/4% Senior Notes Due 2022—On March 11, 2014, Regal issued $775.0 million in aggregate principal amount of its 5 3/4% senior notes due 2022 (the “5 3/4% Senior Notes Due 2022”) in a registered public offering. The 5 3/4% Senior Notes Due 2022 bear interest at a rate of 5.75% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2014. The 5 3/4% Senior Notes Due 2022 will mature on March 15, 2022.

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

Regal 5 3/4% Senior Notes Due 2023—On June 13, 2013, Regal issued $250.0 million in aggregate principal amount of its 5 3/4% senior notes due 2023 (the "5 3/4% Senior Notes Due 2023") in a registered public offering. The 5 3/4% Senior Notes Due 2023 bear interest at a rate of 5.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2013. The 5 3/4% Senior Notes Due 2023 will mature on June 15, 2023.

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

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. As a result of certain lease transactions effected during the three quarters ended September 30, 2016, the Company increased the carrying amount of its lease financing obligations by approximately $18.5 million.

Other Long-Term Obligations—Other long-term obligations, including capital lease obligations, not explicitly discussed herein are described in Note 5 to the 2015 Audited Consolidated Financial Statements and incorporated by reference herein.

Covenant Compliance—As of September 30, 2016, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $29.2 million and $14.4 million for the quarters ended September 30, 2016 and September 30, 2015, respectively, reflect effective tax rates of approximately 40.8% and 39.7%, respectively. The provision for income taxes of $81.4 million and $63.9 million for the three quarters ended September 30, 2016 and September 30, 2015, respectively, reflect effective tax rates of approximately 41.1% and 39.4%, respectively. The increase in the effective tax rate for the quarter ended September 30, 2016 is primarily attributable to an increase in the effective tax rates in certain states during the quarter. The increase in the effective tax rate for the three quarters ended September 30, 2016 is primarily attributable to an increase in uncertain state tax positions during the period and the deferred tax impact of a decrease in the effective tax rates in certain states during the three quarters ended September 30, 2015. The effective tax rates for the quarter and three quarters ended September 30, 2016 and September 30, 2015 also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 30, 2016 and December 31, 2015 of $34.9 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

In November 2015, the Financial Accounting Standards Board (the "FASB") issued ASU 2015-17, Income Taxes (Topic740) - Balance Sheet Classification of Deferred Taxes, which requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance during the quarter ended March 31, 2016 and elected the prospective approach. Therefore, deferred taxes as of September 30, 2016 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the balance sheet. Balances as of December 31, 2015 have not been recast.

Total unrecognized tax benefits at September 30, 2016 and December 31, 2015 were $13.9 million and $13.1 million, respectively. The total net unrecognized tax benefits that would affect the effective tax rate if recognized at September 30, 2016 and December 31, 2015 were $7.4 million and $6.8 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2016 and December 31, 2015, the Company has accrued gross interest and penalties of approximately $2.7 million and $2.2 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal examinations for years before 2013, U.S. Territory examinations for years before 2012, and with limited exceptions, state examinations for years before 2011. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  During fiscal 2015, the Internal Revenue Service (“IRS”) closed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed. In April 2016, the Company was notified that the IRS would examine its 2014 federal income tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 30, 2016, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of September 30, 2016, 133,083,015 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 30, 2016, all of which are beneficially owned by The Anschutz Corporation and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 30, 2016. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2015 Audited Consolidated Financial Statements, incorporated by reference herein.

On August 2, 2016, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Underwriter”) and The Anschutz Corporation and certain of its affiliates named therein (the “Selling Stockholders”). Pursuant to the underwriting agreement, the Selling Stockholders agreed to sell 13,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, to the Underwriter at a price of $21.60 per share (the “Offering”). The Company did not receive any proceeds from the sale of the shares by the Selling Stockholders. The Offering was made pursuant to a prospectus supplement, dated August 3, 2016, to the prospectus dated August 28, 2015 that was included in the Company’s effective shelf registration statement (Reg. No. 333-206656) relating to shares of the Company’s Class A common stock. Following the offering, the Selling Stockholders owned 37,000,000 shares of our issued and outstanding Class A Common Stock, representing approximately 27.8% of our Class A common stock issued and outstanding as of September 30, 2016, which together with the 23,708,639 shares of our Class B common stock owned by the Selling Stockholders, represents approximately 74.0% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock as of September 30, 2016.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 30, 2016.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022.  As of September 30, 2016, 4,001,045 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of September 30, 2016, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted or exercised during the quarters and three quarters ended September 30, 2016 and September 30, 2015, and no compensation expense related to stock options was recorded during such periods.

Restricted Stock

As described further in Note 9 to the 2015 Audited Consolidated Financial Statements, the Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction.  During the three quarters ended September 30, 2016, 261,119 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company’s Class A common stock on the date of the grant (January 13, 2016) was $17.74 per share. The Company assumed a forfeiture rate of 6% for such restricted stock awards.

During the three quarters ended September 30, 2016, the Company withheld approximately 177,769 shares of restricted stock at an aggregate cost of approximately $3.2 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 520,258 restricted stock awards.  In addition, during the three quarters ended September 30, 2016, 262,476 performance shares (originally granted on January 9, 2013) were converted to shares of restricted common stock as threshold performance goals for these awards were satisfied on January 9, 2016, the calculation date. These awards are scheduled to fully vest on January 9, 2017, the one year anniversary of the calculation date.

During the quarters ended September 30, 2016 and September 30, 2015, the Company recognized approximately $1.2 million and $1.0 million, respectively, of share-based compensation expense related to restricted share grants. During the three quarters ended September 30, 2016 and September 30, 2015, the Company recognized approximately $3.1 million and $2.9 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses."  The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 30, 2016, we have unrecognized compensation expense of $5.3 million associated with restricted stock awards.

The following table represents the restricted stock activity for the three quarters ended September 30, 2016:

Unvested at beginning of period	773,643
Granted during the period	261,119
Vested during the period	(520,258)
Forfeited during the period	(8,292)
Conversion of performance shares during the period	262,476
Unvested at end of period	768,688

During the three quarters ended September 30, 2016, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million. During the three quarters ended September 30, 2015, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units.

In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. During the three quarters ended September 30, 2016, 280,374 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Under the Performance Agreements, which are described further in the section entitled "Compensation Discussion and Analysis — Elements of Compensation — Performance Shares," of our 2016 proxy statement filed with the Commission on April 6, 2016, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 13, 2019 (the third anniversary of the grant date) set forth in the applicable Performance Agreement.  Such performance shares vest on January 13, 2020 (the fourth anniversary of their grant date).  The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company’s Class A common stock on the date of the grant (January 13, 2016) was $17.74 per share, which approximates the grant date fair value of the awards.  The Company assumed a forfeiture rate of 9% for such performance share awards.

During the quarters ended September 30, 2016 and September 30, 2015, the Company recognized approximately $1.3 million and $1.2 million, respectively, of share-based compensation expense related to performance share grants. During the three quarters ended September 30, 2016 and September 30, 2015, the Company recognized approximately $3.5 million and $3.2 million, respectively, of share-based compensation expense related to performance share grants.  Such expense is presented as a component of "General and administrative expenses."  As of September 30, 2016, we have unrecognized compensation expense of $7.4 million associated with performance share units, which is expected to be recognized through January 13, 2020. During the three quarters ended September 30, 2016, 262,476 performance share awards (originally granted on January 9, 2013) were converted to shares of restricted common stock as threshold performance goals for these awards were satisfied on January 9, 2016, the calculation date.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 30, 2016:

Unvested at beginning of period	696,849
Granted (based on target) during the period	280,374
Cancelled/forfeited during the period	(13,506)
Conversion to restricted shares during the period	(262,476)
Unvested at end of period	701,241

In connection with the conversion of the above 262,476 performance shares, during the three quarters ended September 30, 2016, the Company paid cumulative cash dividends of $3.60 (representing the sum of all cash dividends paid from January 9, 2013 through January 9, 2016) on each performance share converted, totaling approximately $0.9 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect, wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board failed to act on the petition and hence by operation of law it was deemed denied, and UATC filed a petition for writ of mandamus with the California Superior Court seeking review and modification of the order. UATC is cooperating with the Regional Board while its petition remains pending before the State Board. To that end, UATC and the current property owner jointly submitted, and on October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

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

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision"). On November 3, 2014, the United States Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it has opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the DOJ as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including National CineMedia. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company continues to cooperate with these investigations and any other related Federal or state investigations to the extent any are undertaken. The DOJ and various state investigations may also give rise to additional lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its participation in NCM and other joint ventures, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

On June 17, 2014, Starlight Cinemas, Inc. ("Starlight") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of

California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. Starlight alleges, among other things, that Regal has adversely affected Starlight's ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. Starlight is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Regal filed a motion to dismiss all claims. The United States District Court for the Central District of California granted the motion on October 23, 2014. Starlight’s subsequent attempts to file an amended complaint were struck and denied. On February 5, 2015, Starlight filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties’ briefing of the case is complete and the case will be submitted without oral argument on November 7, 2016. Management believes that the allegations and claims are without merit and intends to vigorously defend against Starlight's claims through the appellate process.

On July 23, 2015, Regal accepted service of a complaint filed by Cinema Village, Cinemart (“Cinemart”), which was filed in the U.S. District Court for the Southern District of New York. Cinemart filed an amended complaint on October 20, 2015. Cinemart alleges among other things, that as a result of a clearance, the Company adversely affected the plaintiff’s ability to exhibit first-run, feature-length motion pictures at its Forest Hills, New York theatre. Cinemart is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct. On December 18, 2015, the Company filed a motion to dismiss all claims. On September 29, 2016, the district court granted Regal's motion to dismiss. Cinemart filed a notice of appeal with the United States Court of Appeals for the Second Circuit on October 11, 2016. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company against the claims.

On November 17, 2015, iPic-Gold Class Entertainment LLC (“iPic”) filed a petition in the District Court of Harris County, Texas.  iPic filed an amended petition on December 4, 2015, that claims, among other things, that the Company adversely affected the plaintiff’s ability to exhibit first-run motion pictures at its theatre in Houston, Texas.  The petition also names AMC Entertainment Holdings, Inc., AMC, and American Multi-Cinema, Inc. (together the “AMC Companies”) and alleges that the Company and the AMC Companies conspired together to coordinate their respective positions with distributors regarding the distribution of film to iPic’s theatre in Houston, and a proposed iPic theatre in Frisco, Texas. iPic is seeking under Texas antitrust law and common law, among other things, actual and treble damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct.  On January 21, 2016, after an evidentiary hearing, the district court entered a Temporary Injunction Order (“TIO”) which prohibits the Company from (i) requesting that movie studios grant it exclusive film licenses that would exclude iPic from licensing the same film at its Houston theatre; (ii) indicating to a studio that it will not play a film at any of its theatres if the studio licenses the film to iPic’s Houston theatre; and (iii) communicating with the AMC Companies or coordinating their respective communications with any studio, with regard to preventing iPic from receiving licenses to first run films to exhibit at iPic’s Houston theatre.  On February 4, 2016, Regal filed a notice of appeal regarding the TIO, and on September 29, 2016, the Texas First Court of Appeals affirmed the district court's order. The district court has scheduled trial for March 27, 2017. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company.

On January 27, 2016, Silver Cinemas Acquisition Co., doing business as Landmark Theatres (“Landmark”), filed a complaint in the U.S. District Court for the District of Columbia.  Landmark alleges, among other things, that Regal has adversely affected Landmark’s ability to license mainstream commercial first run films at its Atlantic Plumbing Cinema in Washington D.C., and that Regal has violated federal and District of Columbia antitrust laws and tortious interference law.  Landmark is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Landmark filed an amended complaint on February 24, 2016. On April 18, 2016, the Company filed a motion to dismiss all claims. In August 2016, the parties resolved the litigation and Landmark stipulated to the dismissal of its claims, with prejudice, on August 24, 2016.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $3.5 million as of September 30, 2016. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

8. RELATED PARTY TRANSACTIONS

During each of the quarters ended September 30, 2016 and September 30, 2015, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. During the three quarters ended September 30, 2016 and September 30, 2015, Regal Cinemas received approximately $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended September 30, 2016 and September 30, 2015, the Company received approximately $0.1 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During the three quarters ended September 30, 2016 and September 30, 2015, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended September 30, 2016		Quarter Ended September 30, 2015		Three Quarters Ended September 30, 2016		Three Quarters Ended September 30, 2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$35.9	$6.4	$18.6	$3.3	$98.8	$17.7	$83.4	$15.0
Denominator:
Weighted average common shares outstanding (in thousands)	132,314	23,709	131,969	23,709	132,286	23,709	131,969	23,709
Basic earnings per share	$0.27	$0.27	$0.14	$0.14	$0.75	$0.75	$0.63	$0.63
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$35.9	$6.4	$18.6	$3.3	$98.8	$17.7	$83.4	$15.0
Reallocation of earnings as a result of conversion of Class B to Class A shares	6.4	—	3.3	—	17.7		15.0	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	(0.1)	—	—
Allocation of earnings	$42.3	$6.4	$21.9	$3.3	$116.5	$17.6	$98.4	$15.0
Denominator:
Number of shares used in basic computation (in thousands)	132,314	23,709	131,969	23,709	132,286	23,709	131,969	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Restricted stock and performance shares	841	—	782	—	764	—	815	—
Number of shares used in per share computations (in thousands)	156,864	23,709	156,460	23,709	156,759	23,709	156,493	23,709
Diluted earnings per share	$0.27	$0.27	$0.14	$0.14	$0.74	$0.74	$0.63	$0.63

10. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Prior to the issuance of ASU 2015-03, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is to be applied retrospectively and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $27.3 million and $30.7 million as of September 30, 2016 and December 31, 2015, respectively. The balance sheet as of December 31, 2015 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from "Other Non-Current Assets" to a reduction of "Long-Term Debt, Less Current Portion."

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance during the quarter ended March 31, 2016 and elected the prospective approach. Therefore, deferred taxes as of September 30, 2016 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the balance sheet. Balances as of December 31, 2015 have not been recast.

Recently Issued FASB Accounting Standard Codification Updates

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures and believes that the significance of its future minimum rental payments will result in a material increase in assets and liabilities.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The purpose of ASU 2016-10 is to provide more detailed guidance in the following key areas: identifying performance obligations and licenses of intellectual property. ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with ASU 2014-09. Early adoption is permitted. The Company is evaluating the impact that ASU 2016-10 will have on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The purpose of ASU 2016-12 is to address certain narrow aspects of ASC Topic 606 including assessing collectability, presentation of sales and other similar taxes, noncash considerations, contract modifications and completed contracts at transition. ASU 2016-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with ASU 2014-09. Early adoption is permitted. The Company is evaluating the impact that ASU 2016-12 will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The Company is evaluating the impact that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. The Company is evaluating the impact that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which requires when assessing which party is the primary beneficiary in a VIE, the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The Company is evaluating the impact that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

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

Below is a summary of Regal Cinemas' current interest rate swap agreements as of September 30, 2016:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at September 30, 2016	Balance Sheet Location
$150.0 million	April 2, 2015	1.220%	1-month LIBOR*	December 31, 2016	Yes	$(0.2) million	See Note 12
$200.0 million	June 30, 2015	2.165%	1-month LIBOR*	June 30, 2018	Yes	$(4.3) million	See Note 12
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

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	After-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.4)	$(1.5)	$(2.5)	$(3.9)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps(1)	$1.5	$2.4	$4.9	$5.2
________________________________

(1)
We estimate that $1.1 million of deferred pre-tax losses attributable to these interest rate swaps will be reclassified into earnings as interest expense during the next 12 months as the underlying hedged transactions occur.

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the quarters and three quarters ended September 30, 2016 and September 30, 2015 were as follows (in millions):

	Interest Rate Swaps
	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015
Accumulated other comprehensive loss, net, beginning of period	$(2.8)	$(3.6)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $0.2 and $1.0, respectively	(0.4)	(1.5)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $0.6 and $1.0, respectively	0.9	1.4
Accumulated other comprehensive loss, net, end of period	$(2.3)	$(3.7)

	Interest Rate Swaps
	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
Accumulated other comprehensive loss, net, beginning of period	$(2.7)	$(2.9)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $1.6 and $2.6, respectively	(2.5)	(3.9)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $2.0 and $2.2, respectively	2.9	3.1
Accumulated other comprehensive loss, net, end of period	$(2.3)	$(3.7)

The following table sets forth the effect of our interest rate swap arrangements on our unaudited condensed statements of operations for the quarters and three quarters ended September 30, 2016 and September 30, 2015 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Three Quarters Ended September 30, 2016	Three Quarters Ended September 30, 2015
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$0.5	$0.9	$2.0	$1.1

Derivatives not designated as cash flow hedges:
Interest rate swaps(2)	$—	$0.2	$—	$1.2
 ________________________________

(1)	Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

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

The following tables summarize the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

			Fair Value Measurements at September 30, 2016
	Balance Sheet Location	Total Carrying Value at September 30, 2016	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Liabilities:
Interest rate swap designated as cash flow hedge(2)	Accrued Expenses	$2.8	$—	$2.8	$—
Interest rate swap designated as cash flow hedge(2)	Other Non-Current Liabilities	$1.7	$—	$1.7	$—
Total liabilities at fair value		$4.5	$—	$4.5	$—

		Total Carrying Value at December 31, 2015	Fair Value Measurements at December 31, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.4	$3.4	$—	$—
Total assets at fair value		$3.4	$3.4	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge(2)	Accrued Expenses	$3.1	$—	$3.1	$—
Interest rate swap designated as cash flow hedge(2)	Other Non-Current Liabilities	$1.9	$—	$1.9	$—
Total liabilities at fair value		$5.0	$—	$5.0	$—
 ________________________________

(1)
As of December 31, 2015, the Company held 322,780 common shares (accounted for as available for sale securities) of RealD, Inc., as described further in Note 2—"Investments." The fair value of the RealD, Inc. shares was determined using RealD, Inc.’s publicly traded common stock price (Level 1 of the valuation hierarchy) of $10.55 per share as of December 31, 2015. On February 24, 2016, RealD,

Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. On March 24, 2016, the Company received approximately $3.6 million in cash consideration for its remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the quarter ended March 31, 2016.

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

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the three quarters ended September 30, 2016 and September 30, 2015, respectively.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $3.4 million and $9.2 million, respectively, for the quarters ended September 30, 2016 and September 30, 2015. The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $6.4 million and $11.1 million, respectively, for the three quarters ended September 30, 2016 and September 30, 2015.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the three quarters ended September 30, 2016 and September 30, 2015.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of September 30, 2016 and December 31, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023, were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of the respective periods in which they were outstanding. The aggregate carrying values and fair values of long-term debt at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Carrying value	$2,229.4	$2,233.8
Fair value	$2,269.2	$2,226.6

13. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the three quarters ended September 30, 2016 and September 30, 2015, respectively, the change in accumulated other comprehensive loss, net of tax by component (in millions):

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.5)	—	—	(2.5)
Amounts reclassified to net income from interest rate swaps	2.9	—	—	2.9
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.5)
Change in fair value of equity method investee interest rate swaps	—	—	(0.5)	(0.5)
Total other comprehensive income (loss), net of tax	0.4	(0.5)	(0.5)	(0.6)
Balance as of September 30, 2016	$(2.3)	$—	$(0.4)	$(2.7)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(3.9)	—	—	(3.9)
Amounts reclassified to net income from interest rate swaps	3.1	—	—	3.1
Change in fair value of available for sale securities	—	(0.4)	—	(0.4)
Change in fair value of equity method investee interest rate swaps	—	—	(1.0)	(1.0)
Total other comprehensive income (loss), net of tax	(0.8)	(0.4)	(1.0)	(2.2)
Balance as of September 30, 2015	$(3.7)	$0.3	$(0.3)	$(3.7)

14. SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On October 27, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2016, to stockholders of record on December 5, 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on February 29, 2016 with the Commission (File No. 001-31315) for the Company’s fiscal year ended December 31, 2015 (our "Form 10-K").

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 7,310 screens in 565 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 30, 2016. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. We also maintain an investment in National CineMedia, which concentrates on in-theatre advertising. The Company manages its business under one reportable segment: theatre exhibition operations.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors" contained in our Form 10-K and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our Form 10-K and incorporated by reference herein.  As of September 30, 2016, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 31, 2015, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our Form 10-K and incorporated herein by reference.

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the three quarters ended September 30, 2016 (the "Fiscal 2016 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2016 Period totaled approximately $104.4 million.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦
First, we continued to improve customer amenities, primarily through the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of September 30, 2016, we offered luxury reclining seating in 1,210 auditoriums at 106 theatre locations. We expect to install luxury reclining seating in approximately 40-45 locations during 2016 and expect to outfit approximately 30% of the total screens in our circuit by the end of 2017. The costs of these conversions in some cases are partially covered by contributions from our theatre landlords.

◦
Second, to address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results, and we expect to continue to invest in such offerings in our theatres. As of September 30, 2016, we offered an expanded menu of food in 202 locations and alcoholic beverages in 135 locations, and we expect to offer an expanded menu of food in approximately 240 locations and alcoholic beverages in approximately 175 locations by the end of 2016.

◦
Third, we continued to implement various customer engagement initiatives aimed at delivering a premium movie-going experience for our customers in order to better compete for patrons and build brand loyalty. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. During the first quarter of 2016, we completed the national rollout of the new Regal Crown Club®. Members of the new program can earn unlimited credits and have the ability to redeem credits when they desire in an online reward center where members can select the rewards of their choice.  We believe these changes allow us to offer more relevant offers to our members and increase customer engagement in the program. As of September 30, 2016, we had approximately 12.0 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry.

◦
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

•
We continued to actively manage our asset base during the Fiscal 2016 Period by opening two new theatres with 17 screens, reopening five screens at an existing theatre and closing nine underperforming theatres with 73 screens, ending the Fiscal 2016 Period with 565 theatres and 7,310 screens.

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

Recent Developments

On October 27, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2016, to stockholders of record on December 5, 2016.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s third quarter of 2016 were estimated to have increased by approximately 11 percent per screen in comparison to the third fiscal quarter of 2015. The industry’s box office results for the third quarter of 2016 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during the quarter.

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

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 30, 2016 (the "Q3 2016 Period"), the quarter ended September 30, 2015 (the "Q3 2015 Period"), the Fiscal 2016 Period, and the three quarters ended September 30, 2015 (the "Fiscal 2015 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q3 2016 Period		Q3 2015 Period		Fiscal 2016 Period		Fiscal 2015 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$525.3	64.7%	$469.9	64.8%	$1,546.8	64.9%	$1,492.6	65.5%
Concessions	239.9	29.6	214.7	29.6	705.5	29.6	660.6	29.0
Other operating revenues	46.3	5.7	40.4	5.6	132.2	5.5	125.9	5.5
Total revenues	811.5	100.0	725.0	100.0	2,384.5	100.0	2,279.1	100.0
Operating expenses:
Film rental and advertising costs(1)	275.6	52.5	246.7	52.5	832.0	53.8	795.7	53.3
Cost of concessions(2)	31.3	13.0	24.8	11.6	90.1	12.8	85.2	12.9
Rent expense(3)	107.3	13.2	104.8	14.5	321.1	13.5	315.1	13.8
Other operating expenses(3)	226.3	27.9	216.0	29.8	652.6	27.4	632.9	27.8
General and administrative expenses (including share-based compensation expense of $2.5 and $2.2 for the Q3 2016 Period and the Q3 2015 Period, respectively, and $6.6 and $6.1 for the Fiscal 2016 Period and Fiscal 2015 Period, respectively)(3)	20.5	2.5	17.6	2.4	62.6	2.6	55.5	2.4
Depreciation and amortization(3)	58.5	7.2	52.8	7.3	171.1	7.2	161.0	7.1
Net loss on disposal and impairment of operating assets(3)	4.8	0.6	10.4	1.4	10.6	0.4	16.3	0.7
Total operating expenses(3)	724.3	89.3	673.1	92.8	2,140.1	89.8	2,061.7	90.5
Income from operations(3)	87.2	10.7	51.9	7.2	244.4	10.2	217.4	9.5
Interest expense, net(3)	31.9	3.9	33.3	4.6	96.7	4.1	96.5	4.2
Loss on extinguishment of debt(3)	—	—	—	—	1.5	0.1	5.7	0.3
Earnings recognized from NCM(3)	(3.6)	0.4	(8.4)	1.2	(18.8)	0.8	(20.6)	0.9
Equity in income of non-consolidated entities and other, net(3)	(12.6)	1.6	(9.3)	1.3	(33.0)	1.4	(26.3)	1.2
Provision for income taxes(3)	29.2	3.6	14.4	2.0	81.4	3.4	63.9	2.8
Net income attributable to controlling interest(3)	$42.3	5.2	$21.9	3.0	$116.5	4.9	$98.4	4.3
Attendance (in thousands)	54,513	*	51,136	*	159,056	*	160,819	*
Average ticket price(4)	$9.64	*	$9.19	*	$9.72	*	$9.28	*
Average concessions per patron(5)	$4.40	*	$4.20	*	$4.44	*	$4.11	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q3 2016 Period, total admissions revenues increased $55.4 million, or 11.8%, to $525.3 million, from $469.9 million in the Q3 2015 Period. A 6.6% increase in attendance (approximately $30.9 million of total admissions revenues), coupled with a 4.9% increase in average ticket prices (approximately $24.5 million of total admissions revenues) led to the overall increase in the Q3 2016 Period admissions revenues. The increase in attendance for the Q3 2016 Period was primarily a result of strong attendance from the breadth and commercial success of the overall film slate during the period. For the Q3 2016 Period, the 4.9% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (particularly at locations featuring luxury reclining seats) and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Q3 2016 Period. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was ahead of the industry’s per screen results for the Q3 2016 Period as compared to the Q3 2015 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Total admissions revenues increased $54.2 million, or 3.6%, during the Fiscal 2016 Period to $1,546.8 million, from $1,492.6 million in the Fiscal 2015 Period. A 4.7% increase in average ticket prices (approximately $70.0 million of total admissions revenues), partially offset by a 1.1% decrease in attendance (approximately $15.8 million of total admissions revenues) led to the increase in the Fiscal 2016 Period admissions revenues. The 4.7% average ticket price increase was due to an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2016 Period and selective price increases identified during our ongoing periodic pricing reviews (particularly at locations featuring luxury reclining seats). The decrease in attendance during the Fiscal 2016 Period was primarily attributable to the strong attendance generated by the commercial appeal of the top tier films exhibited during the Fiscal 2015 Period.

Concessions

During the Q3 2016 Period, total concessions revenues increased $25.2 million, or 11.7%, to $239.9 million, from $214.7 million in the Q3 2015 Period. Average concessions revenues per patron during the Q3 2016 Period increased 4.8%, to $4.40, from $4.20 in the Q3 2015 Period. The 6.6% increase in attendance (approximately $14.3 million of total concessions revenues), coupled with the 4.8% increase in average concessions revenues per patron (approximately $10.9 million of total concessions revenues) led to the increase in the Q3 2016 Period concessions revenues. The increase in average concessions revenues per patron for the Q3 2016 Period was primarily attributable to an increase in beverage, popcorn, and candy sales volume, selective price increases and the continued rollout of our expanded food and alcohol menu.

Total concessions revenues increased $44.9 million, or 6.8%, to $705.5 million in the Fiscal 2016 Period, from $660.6 million in the Fiscal 2015 Period. Average concessions revenues per patron during the Fiscal 2016 Period increased 8.0%, to $4.44, from $4.11 in the Fiscal 2015 Period. The 8.0% increase in average concessions revenues per patron (approximately $52.5 million of total concessions revenues), partially offset by the aforementioned 1.1% decrease in attendance (approximately $7.6 million of total concessions revenues) led to the overall increase in the Fiscal 2016 Period concessions revenues. The increase in average concessions revenues per patron for the Fiscal 2016 Period was primarily attributable to an increase in beverage, popcorn, and candy sales, selective price increases and the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

During the Q3 2016 Period, other operating revenues increased $5.9 million, or 14.6%, to $46.3 million, from $40.4 million in the Q3 2015 Period. Included in other operating revenues are revenues from our vendor marketing programs, other theatre revenues (consisting primarily of internet ticketing surcharges, theatre rentals and arcade games), theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire) and revenues related to our gift card and discount ticket programs. The increase in other operating revenues during the Q3 2016 Period was due to an increase in revenues from our vendor marketing programs (approximately $3.7 million) and an increase in internet ticketing surcharges (approximately $1.8 million).

Other operating revenues increased $6.3 million, or 5.0%, to $132.2 million during the Fiscal 2016 Period, from $125.9 million in the Fiscal 2015 Period. The increase in other operating revenues during the Fiscal 2016 Period was due to an increase in internet ticketing surcharges (approximately $3.8 million), an increase in revenues from our vendor marketing programs (approximately $2.7 million) and incremental National CineMedia revenues (approximately $0.8 million), partially offset by a decrease in revenues related to our gift card and discount ticket programs (approximately $1.1 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues of 52.5% for the Q3 2016 Period was consistent with the Q3 2015 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2016 Period increased to 53.8% from 53.3% in the Fiscal 2015 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2016 Period was primarily attributable to the commercial success of the top 10 films exhibited during the period.

Cost of Concessions

Cost of concessions increased $6.5 million, or 26.2%, to $31.3 million during the Q3 2016 Period, from $24.8 million in the Q3 2015 Period. Cost of concessions increased $4.9 million, or 5.8%, to $90.1 million during the Fiscal 2016 Period, from $85.2 million in the Fiscal 2015 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2016 Period was approximately 13.0% compared to 11.6% during the Q3 2015 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2016 Period was in line with that of the Fiscal 2015 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q3 2016 Period was primarily related to the amount of vendor marketing revenues recorded as a reduction of cost of concessions, partially offset by the aforementioned price increases during the period.

Rent Expense

During the Q3 2016 Period, rent expense totaled $107.3 million, an increase of $2.5 million, or 2.4%, from $104.8 million in the Q3 2015 Period. During the Fiscal 2016 Period, rent expense totaled $321.1 million, an increase of $6.0 million, or 1.9%, from $315.1 million in the Fiscal 2015 Period. The increase in rent expense during the Q3 2016 Period was primarily related to the opening of three new theatres with 29 screens subsequent to the end of the Q3 2015 Period, incremental rent from the Q3 2015 Period acquisition of five theatres and 61 screens and higher contingent rent associated with the increase in total revenues, partially offset by and the impact of the closure of 10 theatres with 83 screens subsequent to the end of the Q3 2015 Period. Rent expense during the Fiscal 2016 Period was primarily impacted by incremental rent from the acquisition of five theatres and 61 screens and the opening of three new theatres with 29 screens, partially offset by the impact of the closure of 10 theatres with 83 screens subsequent to the end of the Q3 2015 Period.

Other Operating Expenses

Other operating expenses of $226.3 million during the Q3 2016 Period increased $10.3 million, or 4.8%, from $216.0 million in the Q3 2015 Period. During the Fiscal 2016 Period, other operating expenses increased $19.7 million, or 3.1%, to $652.6 million, from $632.9 million in the Fiscal 2015 Period. The increase in other operating expenses during the Q3 2016 Period and Fiscal 2016 Period was primarily due to an increase in theatre level payroll and benefit costs during such periods (approximately $8.1 million and $16.9 million, respectively) and to a lesser extent, increases in banking and security costs.

General and Administrative Expenses

For the Q3 2016 Period, general and administrative expenses increased $2.9 million, or 16.5%, to $20.5 million as compared to $17.6 million in the Q3 2015 Period. General and administrative expenses increased $7.1 million, or 12.8%, to $62.6 million during the Fiscal 2016 Period, from $55.5 million in the Fiscal 2015 Period. During the Q3 2016 Period and the Fiscal 2016 Period, the increase in general and administrative expenses was primarily attributable to higher legal and professional fees and slightly higher share-based compensation expense during such periods.

Depreciation and Amortization

Depreciation and amortization expense increased $5.7 million, or 10.8%, to $58.5 million during the Q3 2016 Period, from $52.8 million in the Q3 2015 Period. During the Fiscal 2016 Period, depreciation and amortization expense increased $10.1 million, or 6.3%, to $171.1 million, from $161.0 million in the Fiscal 2015 Period. The increase in depreciation and amortization expense during the Q3 2016 Period and the Fiscal 2016 Period was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats and to a lesser extent, the opening of three new theatres with 29 screens subsequent to the end of the Q3 2015 Period and the impact of the fiscal 2015 acquisition of five theatres and 61 screens, partially offset by the closure of 10 theatres with 83 screens subsequent to the end of the Q3 2015 Period.

Interest Expense, net

Net interest expense decreased $1.4 million, or 4.2%, to $31.9 million during the Q3 2016 Period, from $33.3 million in the Q3 2015 Period. During the Fiscal 2016 Period, net interest expense increased $0.2 million, or 0.2%, to $96.7 million, from $96.5 million in the Fiscal 2015 Period. The decrease in net interest expense during the Q3 2016 Period was primarily due to interest savings associated with a lower effective interest rate under the New Term Facility. The increase in net interest expense during the Fiscal 2016 Period was primarily due to the impact of a lower effective interest rate under the Prior Term Facility during the Fiscal 2015 Period.

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

Earnings Recognized from NCM

During the Q3 2016 Period, earnings recognized from NCM decreased $4.8 million, or 57.1%, to $3.6 million, from $8.4 million in the Q3 2015 Period. Earnings recognized from NCM decreased $1.8 million, or 8.7%, to $18.8 million in the Fiscal 2016 Period, from $20.6 million in the Fiscal 2015 Period. For the Q3 2016 Period, the decrease in earnings recognized from National CineMedia was primarily attributable to lower cash distributions from National CineMedia and lower equity income from National CineMedia during the Q3 2016 Period as compared to that of the Q3 2015 Period. The decrease in earnings recognized from National CineMedia during the Fiscal 2016 Period was primarily attributable lower cash distributions from National CineMedia, partially offset by higher equity income from National CineMedia during the Fiscal 2016 Period as compared to that of the Fiscal 2015 Period.

Income Taxes

The provision for income taxes of $29.2 million and $14.4 million for the Q3 2016 Period and the Q3 2015 Period, respectively, reflect effective tax rates of approximately 40.8% and 39.7%, respectively. The provision for income taxes of $81.4 million and $63.9 million for the Fiscal 2016 Period and the Fiscal 2015 Period, respectively, reflect effective tax rates of approximately 41.1% and 39.4%, respectively. The increase in the effective tax rate for the Q3 2016 Period is primarily attributable to an increase in the effective tax rates in certain states during the period. The increase in the effective tax rate for the Fiscal 2016 Period is primarily attributable to an increase in uncertain state tax positions during the period and the deferred tax impact of a decrease in the effective tax rates in certain states during the Fiscal 2015 Period. The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

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

Net cash flows provided by operating activities totaled approximately $247.9 million and $216.7 million for the Fiscal 2016 Period and the Fiscal 2015 Period, respectively. The $31.2 million increase in net cash flows generated by operating activities for the Fiscal 2016 Period as compared to the Fiscal 2015 Period was caused by a $56.5 million increase in net income excluding non-cash items and a change in working capital activity of approximately $25.3 million. The increase in net income excluding non-cash items was primarily due to a $29.0 million increase in landlord contributions. Working capital activity during the Fiscal 2016 Period as compared to the Fiscal 2015 Period was primarily impacted by changes in accounts payable activity, partially offset by changes in trade and other receivables activity and accrued expenses and other activity. The change in accounts payable activity was primarily attributable to an increase in film payments resulting from a higher concentration of film payables at the end of fiscal 2015 as compared to fiscal 2014 and decreased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2016 Period. The change in trade and other receivables activity during the Fiscal 2016 Period as compared to the Fiscal 2015 Period was primarily attributable to an increase in collections stemming from a higher volume of advanced ticketing and credit card receivables at the end of fiscal 2015 as compared to fiscal 2014. The change in accrued expense and other activity was primarily due to the timing of vendor payments.

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

During the Fiscal 2016 Period, we received approximately 0.7 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to approximately 27.1 million common units. On a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of September 30, 2016.

    During the Fiscal 2016 Period, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. During the Fiscal 2016 Period, the Company received approximately $3.6 million in cash consideration for its remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the Fiscal 2016 Period.

Net cash flows used in investing activities totaled approximately $158.9 million and $127.1 million for the Fiscal 2016 Period and the Fiscal 2015 Period, respectively. The $31.8 million increase in cash flows used in investing activities during the Fiscal 2016 Period as compared to the Fiscal 2015 Period was primarily attributable a $36.3 million increase in capital expenditures (net of proceeds from disposals) and higher capital investments in certain non-consolidated entities, partially offset by the impact of $9.2 million of cash used for a fiscal 2015 acquisition described in Note 3—"Acquisition," and $3.6 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2016 Period.

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

As of September 30, 2016, we had approximately $954.4 million aggregate principal amount outstanding (net of debt discount) under the New Term Loans, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of September 30, 2016, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of September 30, 2016, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

On October 27, 2016, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2016, to stockholders of record on December 5, 2016. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows used in financing activities were approximately $121.7 million and $137.1 million for the Fiscal 2016 Period and the Fiscal 2015 Period, respectively. The $15.4 million decrease in cash flows used in financing activities during the Fiscal 2016 Period as compared to the Fiscal 2015 Period was primarily attributable to the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period.

EBITDA

Net income attributable to controlling interest before adjusted for interest expense, net, provision for income taxes and depreciation and amortization ("EBITDA") was approximately $161.9 million and $122.4 million for the Q3 2016 Period and the Q3 2015 Period, respectively, and $465.7 million and $419.8 million for the Fiscal 2016 Period and the Fiscal 2015 Period, respectively.

The Company uses EBITDA as a supplemental liquidity and performance measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with GAAP, since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-Q, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in this non-GAAP measure impacts our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income attributable to controlling interest to EBITDA to net cash provided by (used in) operating activities is calculated as follows (in millions):

	Q3 2016 Period	Q3 2015 Period	Fiscal 2016 Period	Fiscal 2015 Period
Net income attributable to controlling interest	$42.3	$21.9	$116.5	$98.4
Interest expense, net	31.9	33.3	96.7	96.5
Provision for income taxes	29.2	14.4	81.4	63.9
Depreciation and amortization	58.5	52.8	171.1	161.0
EBITDA	161.9	122.4	465.7	419.8
Interest expense, net	(31.9)	(33.3)	(96.7)	(96.5)
Provision for income taxes	(29.2)	(14.4)	(81.4)	(63.9)
Deferred income taxes	1.7	(9.7)	(2.9)	(22.5)
Changes in operating assets and liabilities	(99.9)	(155.5)	(85.0)	(59.7)
Loss on extinguishment of debt	—	—	1.5	5.7
Landlord contributions	12.7	13.4	56.5	27.5
Other items, net	(6.2)	4.2	(9.8)	6.3
Net cash provided by (used in) operating activities	$9.1	$(72.9)	$247.9	$216.7

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2015, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our Form 10-K and incorporated by reference herein. For a discussion of material changes outside the ordinary course of our business in our contractual cash obligations and commitments during the quarter ended September 30, 2016, please refer to “Liquidity and Capital Resources” above. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Under the terms of the Company’s two effective interest rate swap agreements (which hedge an aggregate of $350.0 million of variable rate debt obligations as of September 30, 2016) described in Note 11 —"Derivative Instruments," Regal Cinemas pays interest at fixed rates ranging from 1.220% to 2.165% and receives interest at a variable rate.

As of September 30, 2016 and December 31, 2015, borrowings of $954.4 million (net of debt discount) and $958.8 million (net of debt discount), respectively, were outstanding under the New Term Loans and the Prior Term Facility at an effective interest rate of 3.87% (as of September 30, 2016) and 4.17% (as of December 31, 2015), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of September 30, 2016, would increase or decrease interest expense by approximately $0.9 million for the quarter ended September 30, 2016.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	—	—	—	—
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - September 30, 2016	106	$23.10	—	—
Total	106	$23.10	—	—

During the quarter ended September 30, 2016, the Company withheld approximately 106 shares of restricted stock at an aggregate cost of less than $0.1 million as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 9, 2016	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors

Date: November 9, 2016	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text